Form 10-Q
period 1998-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1998-05-15
CIK 783603

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                            ---------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission File Number 333-42749


                     AMERICAN SAFETY INSURANCE GROUP, LTD.
            (Exact name of Registrant as specified in its charter)


               Bermuda                             Not Applicable
     (State or other jurisdiction                 (I.R.S. Employer
           of incorporation)                     Identification No.)


                               44 Church Street
                            Hamilton HM HX, Bermuda
              (Address, zip code of principal executive offices)

                                (441) 295-5688
             (Registrant's telephone number, including area code)

                                 ------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x    No
                       ---      ---

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on May 14, 1998 was 6,030,230.

                     AMERICAN SAFETY INSURANCE GROUP, LTD.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................  3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  9
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks................................................... 15

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................ 16
Item 2.    Changes in Securities and Use of Proceeds........................ 16
Item 3.    Defaults Upon Senior Securities.................................. 16
Item 4.    Submission of Matters to a Vote of Security Holders.............. 16
Item 5.    Other Information................................................ 16
Item 6.    Exhibits and Reports on Form 8-K................................. 16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            American Safety Insurance Group, Ltd. and Subsidiaries

                          Consolidated Balance Sheets

                                                      December 31,   March 31,
                    Assets                               1997          1998
                    ------                            -----------  ------------
                                                                   (unaudited)
Investments:
  Securities available for sale, at fair value:
          Fixed maturities                            $26,462,275  $57,433,410
          Common stock                                  1,054,549      838,357
  Short-term investments                                1,823,830    2,039,221
                                                      -----------  -----------
                    Total investments                  29,340,654   60,310,988

Cash                                                    2,768,831    4,059,426
Accrued investment and interest income                    781,798    1,457,664
Notes receivable:
  Related parties                                         580,000      580,000
  Other                                                 4,697,804    4,675,734
Premiums receivable                                     6,809,436    6,217,509
Commissions receivable                                     18,630       47,211
Ceded unearned premium                                    649,175      660,178
Reinsurance recoverable                                   778,975      820,138
Due from affiliate                                        288,951      240,513
Income tax recoverable                                    152,802       71,420
Deferred income taxes                                     209,795      243,620
Goodwill                                                  270,010      265,567
Other assets                                              321,339      349,536
                                                      -----------  -----------

                    Total assets                      $47,668,200  $79,999,504
                                                      ===========  ===========

             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities:
  Unpaid losses and loss adjustment expenses          $11,571,539  $12,390,410
  Unearned premiums                                     2,331,579    3,213,573
  Liability for deductible fees held                    3,539,032    3,117,464
  Reinsurance on paid loss and loss
   adjustment expenses                                    256,085       45,388
  Reinsurance deposits on retroactive
   contract                                               537,500      455,472
  Ceded premiums payable                                5,990,907    4,883,015
  Due to affiliate:
   Ceded premiums payable                                 217,062      111,523
   Reinsurance on paid loss and loss
    adjustment expenses                                    41,085        4,667
  Income tax payable                                            -            -
  Accounts payable and accrued expenses                 1,342,515    2,137,110
                                                      -----------  -----------
                    Total liabilities                  25,827,304   26,358,622
                                                      -----------  -----------

Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
   5,000,000 shares; no shares issued and
   outstanding                                                  -            -
  Common stock, $0.01 par value; authorized
   15,000,000 shares; issued and outstanding at
   December 31, 1997, 2,925,230 shares, and at
   March 31, 1998, 6,030,230 shares                        29,252       60,302
  Additional paid-in capital                            2,751,789   33,558,256
  Retained earnings                                    18,751,222   19,774,954
  Other comprehensive income                              308,633      247,370
                                                      -----------  -----------
                    Total shareholders' equity         21,840,896   53,640,882
                                                      -----------  -----------

                    Total liabilities and
                     shareholders' equity             $47,668,200  $79,999,504
                                                      ===========  ===========

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                           1997        1998
                                                           ----        ----

Revenues:
     Direct premiums earned                             $  383,765  $1,038,024
     Assumed premiums earned:
       Affiliate                                           564,188     541,359
       Nonaffiliates                                     1,044,237   1,539,456
                                                        ----------  ----------
          Total assumed premiums earned                  1,608,425   2,080,815
                                                        ----------  ----------
     Ceded premiums earned:
       Affiliate                                           238,635     715,593
       Nonaffiliates                                       170,203     310,416
                                                        ----------  ----------
          Total ceded premiums earned                      408,838   1,026,009
                                                        ----------  ----------

          Net premiums earned                            1,583,352   2,092,830
                                                        ----------  ----------

     Net investment income                                 333,475     626,649
     Interest on notes receivable                          277,584     268,215
     Brokerage commission income                           617,314     384,041
     Management fees from affiliate                        124,101     170,749
     Net realized gains (losses)                             5,649      37,146
     Other income                                            5,492       6,700
                                                        ----------  ----------
          Total revenues                                 2,946,967   3,586,330
                                                        ----------  ----------

Expenses:
     Losses and loss adjustment expenses incurred        1,012,779   1,335,177
     Acquisition expenses                                  156,857     213,379
     Other expenses                                        721,701     959,804
                                                        ----------  ----------
          Total expenses                                 1,891,337   2,508,360
                                                        ----------  ----------

          Earnings before income taxes                   1,055,630   1,077,970

Income taxes                                               193,335      54,237
                                                        ----------  ----------

          Net earnings                                  $  862,295  $1,023,733
                                                        ==========  ==========

Net earnings per share:
     Basic                                              $     0.30  $     0.23
                                                        ==========  ==========
     Diluted                                            $     0.29  $     0.23
                                                        ==========  ==========
Common shares used in computing earnings per share:
     Basic                                               2,872,830   4,429,730
                                                        ==========  ==========
     Diluted                                             2,963,931   4,510,455
                                                        ==========  ==========


See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                     Consolidated Statements of Cash Flow

                                  (Unaudited)

                                                                                   Three months ended
                                                                                       March 31,
                                                                                       ---------
                                                                                  1997           1998
                                                                                  ----           ----
Cash flow from operating activities:
 Net earnings                                                                  $   862,295   $  1,023,733
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Realized losses (gains) on sale of investments                                   (5,649)       (37,146)
   Amortization of deferred acquisition costs                                      162,675        158,426
   Change in:
     Accrued investment and interest income                                         11,951       (675,866)
     Premiums receivable                                                        (1,312,460)       591,927
     Commissions receivable                                                          1,896        (28,581)
     Reinsurance recoverable and ceded unearned premiums                          (495,000)       (52,166)
     Due from affiliate                                                            143,312         48,438
     Income taxes                                                                  147,680         47,557
     Unpaid losses and loss adjustment expenses                                  1,129,344        818,871
     Unearned premiums                                                             536,682        881,994
     Liability for deductible fees held                                          1,290,410       (503,596)
     Ceded premiums payable                                                        996,614     (1,107,892)
     Due to affiliate                                                               58,971       (141,957)
     Accounts payable and accrued expenses                                      (1,219,554)       794,595
     Other, net                                                                   (244,780)      (402,860)
                                                                               -----------   ------------
         Net cash provided by operating activities                               2,064,387      1,415,477
                                                                               -----------   ------------

Cash flow from investing activities:
 Purchases of fixed maturities                                                  (5,555,848)   (39,454,936)
 Proceeds from maturity and redemption of fixed maturities                         850,990      3,390,813
 Proceeds from sale of fixed maturities                                            423,208      4,998,332
 Proceeds from sale of common stock                                                241,432        304,140
 Decrease (increase) in short-term investments                                  (1,086,098)      (215,391)
 Increase in notes receivable - other                                            2,580,930         22,070
 (Increase) decrease in notes receivable - related parties                          70,000              -
 Purchase of fixed assets, net                                                     (13,206)        (7,427)
                                                                               -----------   ------------
         Net cash used in investing activities                                  (2,488,592)   (30,962,399)
                                                                               -----------   ------------

Cash flow from financing activities:
 Proceeds from sale of common stock                                                      -     30,837,517
                                                                               -----------   ------------
         Net cash used in financing activities                                           -     30,837,517
                                                                               -----------   ------------

         Net increase (decrease) in cash                                          (424,205)     1,290,595

Cash at beginning of period                                                      3,271,957      2,768,831
                                                                               -----------   ------------

Cash at end of period                                                          $ 2,847,752   $  4,059,426
                                                                               ===========   ============

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

               Consolidated Statements of Comprehensive Earnings
                                  (Unaudited)


                                                         Three months ended

                                                              March 31,
                                                       ------------------------
                                                          1997         1998
                                                          ----         ----

Net earnings                                            $ 862,295   $1,023,733

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities available
 for sale                                                (376,003)    (104,996)

Reclassification adjustment for realized gains
 included in net earnings                                   5,649       37,146
                                                        ---------   ----------

  Total other comprehensive earnings before taxes        (370,354)     (67,850)

Income tax expense related to items of
 comprehensive income                                     (45,555)      (6,587)
                                                        ---------   ----------


  Other comprehensive earnings net of income taxes       (324,799)     (61,263)
                                                        ---------   ----------

  Total comprehensive earnings                          $ 537,496   $  962,470
                                                        =========   ==========


See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Safety Insurance Group, Ltd. ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with generally accepted accounting principles in the United States and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and subsidiaries for the year ended December 31, 1997.

The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended March 31, 1997 was $537,496 as compared to $962,470 for the three months ended March 31, 1998.

Note 3 - Nature of Operations

The following is a description of certain risks facing casualty insurers:

   Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates which will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

   Credit Risk is the risk that issuers of securities owned by the Company or secured notes receivable will default or that other parties, including reinsurers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral for secured note obligations and by maintaining sound reinsurance, credit and collection policies.

   Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1997 and March 31, 1998 are as follows:

                                                                                                             Amount
                                                                        Gross       Gross                   at which
                                                         Amortized     unrealized  unrealized  Estimated   shown in the
                                                            cost        gains       losses    fair value   balance sheet
                                                         ---------     ----------  ---------- ----------   -------------
December 31, 1997:
   Securities available for sale:
      Fixed maturities:
         U.S. Treasury securities and obligations
           of U.S. Government corporations
           and agencies                                 $11,725,010     128,883       2,376  11,851,517     11,851,517
         Obligations of states and political
           subdivisions                                   4,782,325     220,175          --   5,002,500      5,002,500
         Corporate securities                             6,545,888      51,986      13,508   6,584,366      6,584,366
         Mortgage-backed securities                       3,016,040      30,693      22,841   3,023,892      3,023,892
                                                        -----------     -------      ------  ----------     ----------
               Total fixed maturities                    26,069,263     431,737      38,725  26,462,275     26,462,275

       Equity investments - common stocks                 1,045,493      12,688       3,632   1,054,549      1,054,549
                                                        -----------     -------      ------  ----------     ----------

         Total                                          $27,114,756     444,425      42,357  27,516,824     27,516,824
                                                        ===========     =======      ======  ==========     ==========


March 31, 1998:
 Securities available for sale:
  Fixed maturities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                                      $31,834,943      36,646          --  31,871,589     31,871,589
   Obligations of states and political
     subdivisions                                        4,775,623     199,249          --   4,974,872      4,974,872
   Corporate securities                                 10,104,474      47,176      29,633  10,122,017     10,122,017
   Mortgage-backed securities                           10,478,728      10,194      23,990  10,464,932     10,464,932
                                                       -----------     -------      ------  ----------     ----------
       Total fixed maturities                           57,193,768     293,265      53,623  57,433,410     57,433,410

  Equity investments - common stocks                       752,704      85,653          --     838,357        838,357
                                                       -----------     -------      ------  ----------     ----------

       Total                                           $57,946,472     378,918      53,623  58,271,767     58,271,767
                                                       ===========     =======      ======  ==========     ==========

Note 5 - Shareholder Matters

On January 29, 1998, the Company effectuated a 1,310-for-one share split and increased its authorized capital to 15,000,000 common shares and 5,000,000 preferred shares in contemplation of the Company's initial public offering which became effective February 12, 1998. All share and per share amounts have been retroactively adjusted to effect this split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

American Safety is a specialty insurance holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for (i) environmental remediation risks; (ii) employee leasing and staffing industry risks; and (iii) other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks. Through its U.S. brokerage and management services subsidiaries, the Company also provides specialized insurance program development, underwriting, risk placement, reinsurance, program management, brokerage, loss control, claims administration and marketing services.

The Company insures and places risks through its U.S. insurance subsidiary, American Safety Casualty Insurance Company, as well as its non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc., and substantial unaffiliated insurance and reinsurance companies. The Company also reinsures and places, through its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd., and substantial unaffiliated reinsurers, a portion of the risk underwritten directly by its U.S. insurance subsidiary, American Safety Casualty Insurance Company, its risk retention group affiliate and other insurers. Substantially all of the reinsurance business that the Company currently assumes is for primary insurance programs that the Company has developed and underwritten. In January 1998, the Company formed American Safety Reinsurance, Ltd., a Bermuda reinsurance subsidiary, and transferred a substantial portion of its reinsurance business on a going forward basis to the subsidiary.

The Company is able to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and its risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income.

A.M. Best Company ("A.M. Best"), an independent nationally recognized insurance rating service and publisher, has assigned a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary and its non-subsidiary risk retention group affiliate. A.M. Best's ratings are an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers, and should not be considered an investment recommendation.

The Company's financial position and results of operation are subject to change based on various factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related non-insurance subsidiaries.

Certain of the Company's insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation risks, as well as workers' compensation policies, may be subject to claims brought years after an incident has occurred or the policy period had ended. The Company maintains reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred.

The Company has reviewed its internal business systems and believes that the systems, primarily its computer system, will process date information accurately and without interruption when required to process dates in the year 1999 and beyond. The Company has not been required to expend significant resources to address the year 2000 issue and does not anticipate any significant expenditures.

Statements made in this Report that are not based on historical information are deemed to be "forward-looking statements" under applicable federal securities laws. Such forward-looking statements are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those contemplated, including, without limitation, competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions.

Results of Operations

The following table sets forth the Company's consolidated revenues:


                                                                   Percent
                                                                   Increase
                                                                  (Decrease)
                                            --------------------------------
                                              Three Months Ended March 31,
                                            --------------------------------
                                               1997    1998            1997
                                                                     to 1998
                                            --------------------------------
                                                  (Dollars in thousands)
Net Premiums earned:
Reinsurance:
   Workers' compensation................      $1,045   $1,464         40.1%
   General liability from affiliate.....         451      441         (2.2)
                                              ------   ------
          Total reinsurance.............       1,496    1,905         27.3

Primary insurance:
   Surety...............................          87      188        116.1
                                              ------   ------
          Total primary insurance.......          87      188        116.1
                                              ------   ------
               Total net premiums earned       1,583    2,093         32.2
                                              ------   ------
Net investment income...................         333      627         88.3
Interest on notes receivable............         278      268         (3.6)
Commission and fee income:

Brokerage commission income.............         617      384        (37.8)
Management fees from affiliate..........         124      171         37.9
                                              ------   ------
   Total commission and fee income......         741      555        (25.1)
                                              ------   ------
Net realized gains (losses).............           6       37        516.7
Other income............................           6        6          --
                                              ------   ------
                    Total Revenues......      $2,947   $3,586         21.7%
                                              ======   ======

The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                      Three months ended
                                                           March 31,
                                                     ---------------------
                                                       1997         1998
                                                       ----         ----
Insurance operations:
 Loss and loss adjustment expense ratio...........      63.4%        63.8%
 Expense ratio....................................      16.3         10.4
                                                        ----         ----
    Combined ratio................................      79.7%        74.2%
                                                        ====         ====


Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

     Net Premiums Earned. Net premiums earned increased 32.2% from $1.6 million in the quarter ended March 31, 1997 to $2.1 million in the quarter ended March 31, 1998. The principal factor accounting for the increase was the Company's assumption in 1998 of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 40.1% from $1.0 million in the quarter ended March 31, 1997 period to $1.46 million in the quarter ended March 31, 1998. This increase was a result of additional premiums from new insureds in this line of business.

     General liability reinsurance premiums remained substantially the same, from $441,000 in the quarter ended March 31, 1997 to $451,000 in the quarter ended March 31, 1998. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program increased from $87,000 in the quarter ended March 31, 1997 to $188,000 in the quarter ended March 31, 1998 as a result of new accounts written.

     Net Investment Income. Net investment income increased 88.3% from $333,000 in the quarter ended March 31, 1997 to $627,000 in the quarter ended March 31, 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the Company's initial public offering proceeds. The average annual pre-tax yield on investments was 6.6% in the quarter ended March 31, 1997 and 5.6% in the quarter ended March 31, 1998. The average annual after-tax yield on investments was 5.8% in the quarter ended March 31, 1997 and 5.1% in the quarter ended March 31, 1998.

     Interest from Notes Receivable. Interest from notes receivable decreased 3.61% from $278,000 in the quarter ended March 31, 1997 to $268,000 in the quarter ended March 31, 1998.

     Brokerage Commission Income. Income from insurance brokerage operations decreased 37.8% from $617,000 in the quarter ended March 31, 1997 to $384,000 in the quarter ended March 31, 1998 because the Company initiated a substantial rent-a-captive program in January 1997 for an 18 month term.

     Management Fees. Management fees increased 37.9% from $124,000 in the quarter ended March 31, 1997 to $171,000 in the quarter ended March 31, 1998 as a result of increased service levels provided by the Company to its risk retention group affiliate.

     Net Realized Gains. Net realized gains from the sale of investments increased from $6,000 in the quarter ended March 31, 1997 to $37,000 in the quarter ended March 31, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 31.8% from $1.0 million in the quarter ended March 31, 1997 to $1.3 million in the quarter ended March 31, 1998 due to the 32.2% increase in net premiums earned and a corresponding increase in reserves primarily due to the increase in the workers' compensation line of business.

     Acquisition Expenses. Policy acquisition expenses increased 36.0% from $157,000 in the quarter ended March 31, 1997 to $213,000 in the quarter ended March 31, 1998 as a result of increased premiums.

     Other Expenses. Other expenses increased 33.0% from $722,000 in the quarter ended March 31, 1997 to $960,000 in the quarter ended March 31, 1998 due to salary and benefit increases and increased staffing required to handle new and existing programs.

     Income Taxes. Federal and state income taxes decreased from $193,000 in the quarter ended March 31, 1997 to $54,000 in the quarter ended March 31, 1998 due to decreased taxable income in the Company's U.S. insurance subsidiary.

Liquidity and Capital Resources

     The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims.

     On a consolidated basis, net cash provided from operations was $2.1 million for the quarter ended March 31, 1997 and $1.4 million for the quarter ended March 31, 1998. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established relatively large loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

     Total assets increased from $47.7 million at December 31, 1997 to $80.0 million at March 31, 1997, primarily due to proceeds of the Company's initial public offering in February 1998. Cash, invested assets and notes receivable increased from $29.0 million at March 31, 1997 to $69.6 million at March 31, 1998.

     American Safety is an insurance holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. As an insurance holding company, American Safety's ability to pay dividends to its shareholders will depend, to a significant degree on the ability of the Company's subsidiaries to pay dividends to American Safety. The jurisdictions in which the Company and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Management believes it has significant liquidity in the near term to accomplish its business objectives.

     As of March 31, 1998, the Company had no investments in derivative financial instruments.

Income Taxes

     American Safety is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts American Safety and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. The Company, exclusive of its United States subsidiaries, does not expect to be subject to direct United States income taxation. The Company's U.S. subsidiaries are subject to taxation in the United States.

Inflation

     Property and casualty insurance premiums are established before the amounts of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect such expenses is known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums consistent with anticipated inflation, in which event the Company, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on the Company's investment portfolio with a corresponding effect on the Company's investment income.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

          Not Applicable.

                          PART II - OTHER INFORMATION



 Item 1.  Legal Proceedings.

          Not applicable.

 Item 2.  Changes in Securities and Use of Proceeds.

          Not applicable.

 Item 3.  Defaults Upon Senior Securities.

          Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders.

          The annual general meeting of shareholders of the Company was held on January 29, 1998 in Hamilton, Bermuda. Proxies for the meeting were solicited by Board of Directors pursuant to applicable Bermuda law. The individuals nominated by the Board of Directors were duly elected by the shareholders and there was no solicitation in opposition to the individuals so nominated. The shareholders also duly approved and adopted new Bye-Laws, an amendment to the Memorandum of Association regarding authorized share capital, a share split in contemplation of the Company's initial public offering, an Incentive Stock Option Plan, a Director Stock Award Plan, and appointed auditors.

 Item 5.  Other Information.

          The Company filed a Form 8-A pursuant to Section 12(g) of the Securities Exchange Act of 1934 on February 11, 1998.

 Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Report:

              Exhibit No.               Description
              -----------               -----------
                 3.2                    Bye-Laws

                  11                    Computation of Earnings Per Share

                  27                    Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 1998.

                                     American Safety Insurance Group, Ltd.



                                     By: /s/ Lloyd A. Fox
                                        ----------------------------------------
                                        Lloyd A. Fox
                                        President and Chief Executive Officer



                                     By: /s/ Stephen F. Clarke
                                        ----------------------------------------
                                        Stephen F. Clarke
                                        Chief Financial Officer
                                        (Principal Financial Officer)