Form 10-Q
period 1998-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1998-08-14
CIK 783603

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998

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

                                 -------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  x   No
                      ---     ---

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on August 14, 1998 was 6,074,770.

                     AMERICAN SAFETY INSURANCE GROUP, LTD.

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements............................................  3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................  9
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks.................................................. 14

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 15
Item 2.    Changes in Securities and Use of Proceeds....................... 15
Item 3.    Defaults Upon Senior Securities................................. 15
Item 4.    Submission of Matters to a Vote of Security Holders............. 15
Item 5.    Other Information............................................... 15
Item 6.    Exhibits and Reports on Form 8-K................................ 15

                         PART I- FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            American Safety Insurance Group, Ltd. and Subsidiaries

                          Consolidated Balance Sheets

                                                                      DECEMBER 31,            JUNE 30,
                               Assets                                     1997                  1998
                               ------                                 ------------          -----------
                                                                                            (unaudited)
Investments:
     Securities available for sale, at fair value:
          Fixed maturities                                             $26,462,275         $48,242,591
          Equity investments                                             1,054,549           2,958,287
     Short-term investments                                              1,823,830           3,006,565
                                                                       -----------         -----------
                               Total investments                        29,340,654          54,207,443

Cash                                                                     2,768,831           2,737,574
Accrued investment and interest income                                     781,798           1,531,482
Notes receivable:
          Related parties                                                  580,000             580,000
          Other                                                          4,697,804          12,556,750
Premiums receivable                                                      6,809,436           7,361,704
Commissions receivable                                                      18,630              59,641
Ceded unearned premium                                                     649,175             800,267
Reinsurance recoverable                                                    778,975             874,658
Due from affiliate                                                         288,951             348,441
Income tax recoverable                                                     152,802             141,743
Deferred income taxes                                                      209,795             252,323
Goodwill                                                                   270,010             261,124
Other assets                                                               321,339             371,458
                                                                       -----------         -----------

                               Total assets                            $47,668,200         $82,084,608
                                                                       ===========         ===========
                 Liabilities and Shareholders' Equity
                 ------------------------------------

Liabilities:
     Unpaid losses and loss adjustment expenses                        $11,571,539         $12,764,898
     Unearned premiums                                                   2,331,579           3,710,513
     Liability for deductible fees held                                  3,539,032           2,334,650
     Reinsurance on paid loss and loss
      adjustment expenses                                                  256,085             293,956
     Reinsurance deposits on retroactive
      contract                                                             537,500             414,458
     Ceded premiums payable                                              5,990,907           4,271,801
     Due to affiliate:
      Ceded premiums payable                                               217,062             686,802
      Reinsurance on paid loss and loss
       adjustment expenses                                                  41,085               9,545
     Income tax payable                                                          -                   -
     Accounts payable and accrued expenses                               1,342,515           2,038,052
                                                                       -----------         -----------
                               Total liabilities                        25,827,304          26,524,675
                                                                       -----------         -----------

Shareholders' equity:
     Preferred stock, $0.01 par value; authorized
      5,000,000 shares; no shares issued and outstanding
     Common stock, $0.01 par value; authorized
      15,000,000 shares; issued and outstanding at
      December 31, 1997, 2,925,230 shares and at
      June 30, 1998, 6,074,770 shares                                       29,252              60,747
     Additional paid-in capital                                          2,751,789          33,823,269
     Retained earnings                                                  18,751,222          21,356,783
     Other comprehensive income                                            308,633             319,134
                                                                       -----------         -----------
                               Total shareholders' equity               21,840,896          55,559,933
                                                                       -----------         -----------

                               Total liabilities and
                               shareholders' equity                    $47,668,200         $82,084,608
                                                                       ===========         ===========

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Earnings
                                  (Unaudited)


                                                               Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                              --------------------               --------------------
                                                              1997            1998               1997            1998
                                                              ----            ----               ----            ----
Revenues:
     Direct premiums earned                                 $ 755,244     $  997,178           $ 1,139,009    $ 2,035,202
     Assumed premiums earned:
        Affiliate                                             692,221        872,634             1,256,409      1,413,993
        Nonaffiliates                                         870,344      1,501,534             1,914,581      3,040,990
                                                            ----------    ----------           -----------    -----------
           Total assumed premiums earned                    1,562,565      2,374,168             3,170,990      4,454,983
                                                            ----------    ----------           -----------    -----------
        Ceded premiums earned:
        Affiliate                                             298,087        718,524               536,722      1,434,117
        Nonaffiliates                                          79,567        468,104               249,771        778,520
                                                            ----------    ----------           -----------    -----------
           Total ceded premiums earned                        377,654      1,186,628               786,493      2,212,637
                                                            ----------    ----------           -----------    -----------
           Net premiums earned                              1,940,155      2,184,718             3,523,507      4,277,548
                                                            ----------    ----------           -----------    -----------

        Net investment income                                 377,857        855,121               711,332      1,481,770
        Interest on notes receivable                          178,981        427,403               456,565        695,618
        Brokerage commission income                           462,422        276,909             1,079,736        660,950
        Management fees from affiliate                        162,815        195,787               286,916        366,536
        Net realized gains(losses)                               (763)        57,933                 4,886         95,079
        Other income                                            3,175          4,883                 8,667         11,583
                                                            ----------    ----------           -----------    -----------
           Total revenues                                   3,124,642      4,002,754             6,071,609      7,589,084
                                                            ----------    ----------           -----------    -----------
Expenses:
     Losses and loss adjustment expenses incurred             996,224      1,135,975             2,009,003      2,471,152
     Acquisition expenses                                     456,925        206,840               613,782        420,219
     Other expenses                                           869,517      1,092,691             1,591,218      2,052,495
                                                            ----------    ----------           -----------    -----------
           Total expenses                                   2,322,666      2,435,506             4,214,003      4,943,866
                                                            ----------    ----------           -----------    -----------

           Earnings before income taxes                       801,976      1,567,248             1,857,606      2,645,218

Income taxes                                                   97,749        (14,579)              291,084         39,658
                                                            ----------    ----------           -----------    -----------

           Net earnings                                     $ 704,227     $1,581,827           $1 ,566,522    $ 2,605,560
                                                            ==========    ==========           ===========    ===========

Net earnings per share:
     Basic                                                  $    0.25     $     0.26           $      0.55    $      0.50
                                                            ==========    ==========           ===========    ===========
     Diluted                                                $    0.24     $     0.26           $      0.53    $      0.49
                                                            ==========    ==========           ===========    ===========
Common shares used in computing earnings per share:
     Basic                                                  $2,872,830    $6,044,914           $ 2,872,830    $ 5,241,784
                                                            ==========    ==========           ===========    ===========
     Diluted                                                $2,963,931    $6,175,150           $ 2,963,931    $ 5,347,401
                                                            ==========    ==========           ===========    ===========

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                     Consolidated Statements of Cash Flow

                                  (Unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                              -------
                                                                                        1997           1998
                                                                                        ----           ----
Cash flow from operating activities:
 Net earnings                                                                       $   1,566,522      $ 2,605,560
 Adjustments to reconcile net earnings to net cash provided by
  Realized losses (gains) on sale of investments                                           (4,886)         (95,079)
  Amortization of deferred acquisition costs                                              325,349          244,180
  Change in:
    Accrued investment and interest income                                                541,114         (749,684)
    Premiums receivable                                                                (1,107,424)        (552,268)
    Commissions receivable                                                                (28,739)         (41,011)
    Reinsurance recoverable and ceded unearned premiums                                  (173,786)        (246,775)
    Due from affiliate                                                                     (4,176)         (59,490)
    Income taxes                                                                          (25,153)         (31,469)
    Unpaid losses and loss adjustment expenses                                            855,342        1,193,359
    Unearned premiums                                                                   1,137,288        1,378,934
    Liability for deductible fees held                                                  2,290,817       (1,327,424)
    Ceded premiums payable                                                                523,430       (1,719,106)
    Due to affiliate                                                                       32,301          438,200
    Accounts payable and accrued expenses                                                 340,297          695,539
    Other, net                                                                           (285,319)        (713,879)
                                                                                    ------------------------------
        Net cash provided by operating activities                                       5,982,977        1,019,587
                                                                                    ------------------------------

Cash flow from investing activities:
 Purchases of fixed maturities                                                         (7,680,084)     (60,751,975)
 Purchases of equity investments                                                         (708,560)      (2,304,221)
 Proceeds from maturity and redemption of fixed maturities                              2,000,440        3,941,489
 Proceeds from sale of fixed maturities                                                        -        35,103,718
 Proceeds from sale of equity investments                                                 241,432          728,472
 Proceeds from sale of preferred stock                                                         -                -
 Decrease (increase) in short-term investments                                            102,959         (967,344)
 Increase in notes receivable-other                                                     1,605,338       (7,881,016)
 (Increase) decrease in notes receivable-related parties                                  150,577               -
 Purchase of fixed  assets, net                                                           (26,412)         (22,942)
                                                                                    ------------------------------
        Net cash used in investing activities                                          (4,314,310)     (32,153,819)
                                                                                    ------------------------------

Cash flow financing activities:
 Proceeds from sale of common stock                                                             -       31,102,975
                                                                                    ------------------------------
        Net cash provided by financing activities                                               -       31,102,975
                                                                                    ------------------------------

        Net increase (decrease) in cash                                                 1,668,667          (31,257)

Cash at beginning of period                                                             3,271,957        2,768,831
                                                                                    ------------------------------
Cash at end of period                                                               $   4,940,624      $ 2,737,574
                                                                                    ==============================

See accompanying notes to consolidated financial statements (unaudited).

            American Saftey Insurance Group, Ltd. and Subsidiaries
               Consolidated Statements of Comprehensive Earnings
                                  (Unaudited)

                                                                       Three months ended               Six months ended
                                                                            June 30,                        June 30,
                                                                      ----------------------        ------------------------
                                                                        1997         1998             1997           1998
                                                                        ----         ----             ----           ----
Net earnings                                                          $ 704,227    $1,581,827       $1,566,522    $2,605,560

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities available
 for sale                                                               308,179        (4,017)         (67,824)     (109,013)

Reclassification adjustment for realized gains
 included in net earnings                                                  (763)       57,933            4,886        95,079
                                                                      ---------    ----------       ----------    ----------

Total other comprehensive earnings before taxes                         307,416        53,916          (62,938)      (13,934)

Income tax expense related to items of
 comprehensive income                                                    41,527       (17,848)          (4,028)      (24,435)
                                                                      ---------    ----------       ----------    ----------


Other comprehensive earnings net of income taxes                        265,889        71,764          (58,910)       10,501
                                                                      ---------    ----------       ----------    ----------

Total comprehensive earnings                                          $ 970,116    $1,653,591       $1,507,612    $2,616,061
                                                                      =========    ==========       ==========    ==========

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

The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and subsidiaries for the year ended December 31, 1997. The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standard for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended June 30, 1997 was $970,116 as compared to $1,653,591 for the three months ended June 30, 1998. Total comprehensive income for the six months ended June 30, 1997, was $1,507,612 as compared to $2,616,061 for the six months ended June 30, 1998.

Note 3 - Nature of Operations

The following is a description of certain risks facing casualty insurers:

Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area, and by obtaining reinsurance.

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

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1997 and June 30, 1998 are as follows:

                                                                                                                         Amount
                                                                                 Gross         Gross                    at which
                                                                 Amortized     Unrealized   Unrealized    Estimated   Shown in the
                                                                    Cost         gains         losses    fair value   balance sheet
                                                                 ----------  ------------- ------------ ------------  -------------
December 31, 1997:
     Securities available for sale:
       Fixed maturities:
         U.S. Treasury securities and obligations
         of U.S. Government corporations and agencies           $11,725,010     128,883       2,376       11,851,517    11,851,517
         Obligations of states and political subdivisions         4,782,325     220,175          --        5,002,500     5,002,500
         Corporate securities                                     6,545,888      51,986      13,508        6,584,366     6,584,366
         Mortgage-backed securities                               3,016,040      30,693      22,841        3,023,892     3,023,892
                                                                 ----------  ------------- ------------ ------------  -------------
               Total Fixed maturities                            26,069,263     431,737      38,725       26,462,275    26,462,275

       Equity investments - common stocks                         1,045,493      12,688       3,632        1,054,549     1,054,549
                                                                 ----------  ------------- ------------ ------------  -------------
          Total                                                 $27,114,756     444,425      42,357       27,516,824    27,516,824
                                                                 ==========  ============= ============ ============  =============

June 30, 1998:
     Securities available for sale:
       Fixed maturities:
         U.S. Treasury securities and obligations
         of U.S. Government corporations and agencies           $20,676,406     120,072      20,017       20,776,461    20,776,461
         Obligations of States and political subdivisions         5,304,428     187,874         906        5,491,396     5,491,396
         Corporate securities                                    17,093,830      76,398      19,772       17,150,456    17,150,456
         Mortgage-backed securities                               4,826,711       7,892      10,326        4,824,277     4,824,277
                                                                 ----------  ------------- ------------ ------------  -------------
               Total Fixed maturities                            47,901,375     392,236      51,021       48,242,590    48,242,590

       Equity investments - common stocks                         2,869,963      90,231       1,907        2,958,287     2,958,287
                                                                 ----------  ------------- ------------ ------------  -------------
          Total                                                 $50,771,338     482,467      52,928       51,200,877    51,200,877
                                                                 ==========  ============= ============ ============  =============

Note 5 - Notes Receivable

Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. During the quarter, the Company made a loan to an unaffiliated borrower, which amounts to 8.3% of the Company's total assets. The note is secured by real estate and the personal guaranties of the principals of the borrower.

Note 6- Shareholder Matters

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

American Safety is a specialty insurance holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for (i) environmental specialty risks; (ii) employee leasing and staffing industry risks; and (iii) other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

A.M. Best Company ("A.M. Best"), an independent nationally recognized insurance rating service and publisher, has assigned a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary and its non-subsidiary risk retention group affiliate. On June 15, 1998, A.M. Best increased American Safety's financial size rating from a VI to a VII as a result of the Company's initial public offering on February 12, 1995. A.M. Best's ratings are an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers, and should not be considered an investment recommendation.

The Company's financial position and results of operation are subject to change based on various factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions. During this decade, the Company has operated in a soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related non-insurance subsidiaries.

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

Statements made in this Report are not based on historical information are deemed to be "forward-looking statements" under applicable federal securities laws. Such forward-looking statements are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties which could cause actual results to differ materially from those contemplated, including, without limitation, competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions.

Results of Operations

The following table sets forth the Company's consolidated revenues (dollars in thousands):

                                                                                                          Percent
                                                                                                          Increase
                                                                                                         (Decrease)
                                                   -------------------------------------------------------------------------
                                                                                                       Three     Six
                                                    Three months ended        Six months ended         months    months
                                                         June 30,                 June 30,             ended     ended
                                                   -------------------------------------------------------------------------
                                                     1997        1998          1997       1998         1997      1998
                                                   -------------------------------------------------------------------------
Net earned premium
Reinsurance:
   Workers' compensation...............             $  892       $1,427       $1,937     $2,891        60.0%     49.3%
   General Liability from affiliate....                594          675        1,045      1,116        13.6%      6.8%
                                                    ------       ------       ------     ------
   Total reinsurance............                     1,486        2,102        2,982      4,007        41.5%     34.4%

Primary insurance:
   Surety..............................                455           83          542        271       -81.8%    -50.0%
                                                    ------       ------       ------     ------
          Total primary insurance......                455           83          542        271       -81.8%    -50.0%
                                                    ------       ------       ------     ------
Total net earned premium                             1,941        2,185        3,524      4,278        12.6%     21.4%
                                                    ------       ------       ------     ------
Net investment income..................                378          855          711      1,482       126.2%    108.4%
Interest on notes receivable...........                179          428          457        696       139.1%     52.3%

Commission and fee income:

   Brokerage commission income............             463          277        1,080        661       -40.2%    -38.8%
   Management fees from affiliates........             163          195          287        366        19.6%     27.5%
                                                    ------       ------       ------     ------
Total commission and fee income.....                   626          472        1,367      1,027       -24.6%    -24.9%
                                                    ------       ------       ------     ------
Net realized gains (losses)............                 (1)          58            5         95     -5900.0%   1800.0%
Other income...........................                  2            5            8         11       150.0%     37.5%
                                                    ------       ------       ------     ------
                    Total revenues.....             $3,125       $4,003       $6,072     $7,589        28.1%     25.0%
                                                    ======       ======       ======     ======


     The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:


                                                                 Three months ended        Six months ended
                                                                       June 30                  June 30
                                                                --------------------------------------------------
                                                                 1997        1998          1997        1998
                                                                 ----        ----          ----        ----
Insurance operations:
  Loss and loss adjustment expense ratio..................       51.4%       52.0%         57.0%       57.8%
  Expense ratio...........................................       29.7        12.4          20.3        11.4
                                                                 ----        ----          ----        ----
     Combined ratio.......................................       81.1%       64.4%         77.3%       69.2%
                                                                 ====        ====          ====        ====


Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

     Net Premiums Earned. Net premiums earned increased 12.6% from $1.9 million in the quarter ended June 30, 1997 to $2.2 million in the quarter ended June 30, 1998. The principal factor accounting for the increase was the Company's assumption in 1998 of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 60.0% from $892,000 in the quarter ended June 30, 1997 to $1.4 million in the quarter ended June 30, 1998. This increase was a result of additional premiums from new insureds in this line of business.

     General liability reinsurance premiums increased 13.6% from $594,000 in the quarter ended June 30, 1997 to $675,000 in the quarter ended June 30, 1998. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program decreased from $455,000 in the quarter ended June 30, 1997 to $83,000 in the quarter ended June 30, 1998 primarily as a result of the discontinued bail bond program.

     Net Investment Income. Net investment income increased 126.2% from $378,000 in the quarter ended June 30, 1997 to $855,000 in the quarter ended June 30, 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the Company's initial public offering proceeds. The average annual pre-tax yield on investments was 6.5% in the quarter ended June 30, 1997 and 6.0% in the quarter ended June 30, 1998. The average annual after-tax yield on investments was 5.5% in the quarter ended June 30, 1997 and 5.6% in the quarter ended June 30, 1998.

     Interest from Notes Receivable. Interest from notes receivable increased 139.1% from $179,000 in the quarter ended June 30, 1997 to $428,000 in the quarter ended June 30, 1998 as a result of increases in outstanding notes receivable.

     Brokage Commission Income. Income from insurance brokerage operations decreased 40.2% from $463,000 in the quarter ended June 30, 1997 to $277,000 in the quarter ended June 30, 1998 because of additional premiums being directly written by the Company's U.S. insurance subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation.

     Management Fees. Management fees increased 19.6% from $163,000 in the quarter ended June 30, 1997 to $195,000 in the quarter ended June 30, 1998 as a result of increased service levels provided by the Company to its risk retention group affiliate.

     Net Realized Gains (Losses). Net realized gains from the sale of investments increased from a loss of $763 in the quarter ended June 30, 1997 to a gain of $58,000 in the quarter ended June 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 14.0% from $996,000 in the quarter ended June 30, 1997 to $1,136,000 in the quarter ended June 30, 1998 due to the 12.6% increase in net premiums earned and a corresponding increase in reserves primarily due to the increase in the workers' compensation line of business.

     Acquisition Expenses. Policy acquisition expenses decreased 54.7% from $457,000 in the quarter ended June 30, 1997 to $207,000 in the quarter ended June 30, 1998 as a result of increased premiums directly written by the Company's U.S. insurance subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation.

     Other Expenses. Other expenses increased 33.0% from $870,000 in the quarter ended June 30, 1997 to $1.1 million in the quarter ended June 30, 1998 due to salary and benefit increases and increased staffing for new and existing programs.

     Income Taxes. Federal and state income taxes decreased from $98,000 in the quarter ended June 30, 1997 to a benefit of $15,000 in the quarter ended June 30, 1998 due to decreased taxable income in the Company's U.S. insurance subsidiary.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Net Premiums Earned. Net premiums earned increased 21.4% from $3.5 million in the six months ended June 30, 1997 to $4.3 million in the six months ended June 30, 1998. The principal factor accounting for the increase was the Company's assumption in 1998 of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 49.3% from $1.9 million in the six months ended June 30, 1997 to $2.9 million in the six months ended June 30, 1998. This increase was a result of additional premiums from new insureds in this line of business.

     General liability reinsurance premiums increased 6.8% from $1.0 million in the six months ended June 30, 1997 to $1.1 million in the six months ended June 30, 1998. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program decreased from $542,000 in the six months ended June 30, 1997 to $271,000 in the six months ended June 30, 1998 primarily as a result of the discontinued bail bond program.

     Net Investment Income. Net investment income increased 108.4% from $711,000 in the six months ended June 30, 1997 to $1.5 million in the six months ended June 30, 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the Company's initial public offering proceeds. The average annual pre-tax yield on investments was 6.8% in the six months ended June 30, 1997 and 7.1% in the six months ended June 30, 1998. The average annual after-tax yield on investments was 5.7% in the six months ended June 30, 1997 and 6.5% in the six months ended June 30, 1998.

     Interest from Notes Receivable. Interest from notes receivable increased 52.3% from $457,000 in the six months ended June 30, 1997 to $696,000 in the six months ended June 30, 1998 as a result of increases in outstanding notes receivable.

     Brokerage Commission Income. Income from insurance brokerage operations decreased 38.8% from $1.1 million in the six months ended June 30, 1997 to $661,000 in the six months ended June 30, 1998 because of additional premiums being directly written by the Company's U.S. insurance subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation.

     Management Fees. Management fees increased 27.5% from $287,000 in the six months ended June 30, 1997 to $366,000 in the six months ended June 30, 1998 as a result of increased services provided by the Company to its risk retention group affiliate.

     Net Realized Gains. Net realized gains from the sale of investments increased from $5,000 in the six months ended June 30, 1997 to $95,000 in the six months ended June 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 23.0% from $2.0 million in the six months ended June 30, 1997 to $2.5 million in the six months ended June 30, 1998 due to the 21.4% increase in net premiums earned and a corresponding increase in reserves primarily due to the increase in the workers' compensation line of business.

     Acquisition Expenses. Policy acquisition expenses decreased 31.5% from $614,000 in the six months ended June 30, 1997 to $420,000 in the six months ended June 30, 1998 as a result of increased premiums being directly written by the Company's U.S. insurance subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation.

     Other Expenses. Other expenses increased 29.0% from $1.6 million in the six months ended June 30, 1997 to $2.1 million in the six months ended June 30,1998 due to salary and benefit increases and increased staffing required to handle new and existing programs.

     Income taxes. Federal and state income taxes decreased from $291,000 in the six months ended June 30, 1997 to $40,000 in the six months ended June 30, 1998 due to decreased taxable income in the Company's U.S. insurance subsidiary.

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

     On a consolidated basis, net cash provided from operations was $6.0 million for the six months ended June 30, 1997 and $1.0 million for the six months ended June 30, 1998. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the company has established relatively large loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

     Total assets increased from $47.7 million at December 31, 1997 to $82.1 million at June 30, 1998, primarily due to proceeds of the Company's initial public offering in February 1998. Cash, invested assets and notes receivable increased from $37.4 million at June 30, 1997 to $70.1 million at June 30, 1998.

     American Safety is an insurance holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. As an insurance holding company, American Safety's ability to pay dividends to its shareholders will depend, to a significant degree on the ability of the Company's subsidiaries to pay dividends to American Safety. The jurisdictions in which the Company and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Managements believes it has significant liquidity in the near term to accomplish its business objectives.

     As of June 30, 1998 the Company had no investments in derivative financial instruments.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not Applicable.

Item 5.   Other Information.

          On August 11, 1998, the Company announced that Stephen F. Clarke has resigned as the Company's chief financial officer to pursue private business interests. Steven B. Mathis, currently the Company's controller, has been named chief financial officer. Mr. Mathis has worked for the Company since 1992 and has over nine years of accounting experience in the insurance industry.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The following exhibits are filed as part of this Report:

               Exhibit No.                   Description
               -----------                   -----------
                   11                        Computation of Earnings Per Share

                   27                        Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the period covered by this Report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 1998.

                               American Safety Insurance Group, Ltd.


                               By: /s/ Lloyd A. Fox
                                   --------------------------------------------
                                   Lloyd A. Fox
                                   President and Chief Executive Officer


                               By: /s/ Steven B. Mathis
                                   --------------------------------------------
                                   Steven B. Mathis
                                   Chief Financial Officer
                                   (Principal Financial Officer)