Form 10-Q
period 1998-09-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1998-11-16
CIK 783603

                               SECURITIES AND EXCHANGE COMMISSION
                                          ----------
                                       WASHINGTON D.C. 20549
                  --------------------------------------------------------------
                                             FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                   ----------
Commission File Number 333-42749


                              AMERICAN SAFETY INSURANCE GROUP, LTD.
                     (Exact name of Registrant as specified in its charter)



                  Bermuda                                         Not Applicable
       (State or other jurisdiction                             (I.R.S. Employer
             of incorporation)                               Identification No.)


                                               44 Church Street
                                                 P.O. Box 2064
                                            Hamilton HM HX, Bermuda
                              (Address, zip code of principal executive offices)

                                                  (441) 296-8560
                            (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on November 13, 1998 was 6,074,770.






                                   ----------

                                       AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS


                                                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................................          3
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations..................................................................          9
Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................         14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................         15
Item 2.  Changes in Securities and Use of Proceeds...........................................         15
Item 3.  Defaults Upon Senior Securities.....................................................         15
Item 4.  Submission of Matters to a Vote of Security Holders.................................         15
Item 5.  Other Information...................................................................         15
Item 6.  Exhibits and Reports on Form 8-K....................................................         15

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          American Safety Insurance Group, Ltd. and Subsidiaries
                                                     Consolidated Balance Sheets

                                                                                       December 31,   September 30,
                                                                         Assets          1997             1998
                                                                         ------          ----             ----
                                                                                                       (unaudited)


Investments:
     Securities available for sale, at fair value:
         Fixed maturities............................................................ $26,462,275    $47,468,356
         Equity investments..........................................................   1,054,549      3,995,367
     Short-term investments..........................................................   1,823,830      1,037,049
                                                                                        ---------      ---------
            Total investments........................................................  29,340,654     52,500,772
Cash              ...................................................................   2,768,831      6,234,933
Accrued investment and interest income...............................................     781,798      2,196,895
Notes receivable:
     Related parties.................................................................     580,000        580,000
     Other        ...................................................................   4,697,804     13,723,188
Premiums receivable..................................................................   6,809,436      6,390,636
Commissions receivable...............................................................      18,630         40,598
Ceded unearned premium...............................................................     649,175      1,222,833
Reinsurance recoverable..............................................................     778,975      1,000,627
Due from affiliate...................................................................     288,951        228,371
Income tax recoverable...............................................................     152,802        205,189
Deferred income taxes................................................................     209,795        205,533
Goodwill          ...................................................................     270,010        256,681
Other assets      ...................................................................     321,339        864,701
                                                                                          -------        -------
            Total assets............................................................. $47,668,200    $85,650,957
                                                                                      ===========    ===========

                        Liabilities and Shareholders' Equity

Liabilities:
     Unpaid losses and loss adjustment expenses...................................... $11,571,539    $12,677,533
     Unearned premiums...............................................................   2,331,579      4,438,636
     Liability for deductible fees held..............................................   3,539,032      2,852,353
     Reinsurance on paid loss and loss adjustment expenses...........................     256,085        779,373
     Reinsurance deposits on retroactive contract........................... ........     537,500        373,444
     Ceded premiums payable..........................................................   5,990,907      3,385,783
     Due to affiliate:
         Ceded premiums payable......................................................     217,062        595,649
         Reinsurance on paid loss and loss adjustment expenses.......................      41,085        328,072
     Accounts payable and accrued expenses...........................................   1,342,515      2,223,008
                                                                                        ---------      ---------
            Total liabilities........................................................  25,827,304     27,653,851
                                                                                       ==========     ==========

  Shareholders' equity:
        Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding
         Common stock, $0.01 par value; authorized 15,000,000 shares; issued and outstanding at December 31, 1997, 2,925,230 shares and at September 30,
     1998, 6,074,770 shares..........................................................      29,252         60,747
     Additional paid-in capital......................................................   2,751,789     33,814,677
     Retained earnings...............................................................  18,751,222     22,954,963
     Other comprehensive income......................................................     308,633      1,166,719
            Total shareholders' equity...............................................  21,840,896     57,997,106
                                                                                       ----------     ----------
     Total liabilities and shareholders' equity...................................... $47,668,200    $85,650,957
                                                                                      ===========    ===========


See accompanying notes to consolidated financial statements (unaudited).

                          American Safety Insurance Group, Ltd. and Subsidiaries
                                             Consolidated Statements of Earnings
                                                                     (Unaudited)



                                                                Three Months Ended        Nine Months Ended
                                                                 September 30,              September 30,
                                                              1997         1998        1997              1998

Revenues:
     Direct premiums earned...................................$1,280,313   $1,051,603   $2,419,322       $3,086,805
     Assumed premiums earned:
         Affiliate............................................  517,367     1,015,857    1,773,776        2,429,850
         Nonaffiliates........................................1,915,436      895,562     3,830,017        3,936,552
                                                              ---------      --------    ---------        ---------
              Total assumed premiums earned...................2,432,803     1,911,419    5,603,793        6,366,402
                                                              ---------     ---------   ----------        ---------
     Ceded premiums earned:
         Affiliate............................................  333,647       677,600      870,369        2,111,717
         Nonaffiliates........................................  397,069       485,547      646,840        1,264,067
                                                                -------       -------      -------        ---------
              Total ceded premiums earned.....................  730,716     1,163,147    1,517,209        3,375,784
                                                                -------     ---------    ---------       ---------
              Net premiums earned.............................2,982,400     1,799,875    6,505,906        6,077,423
                                                              ---------    ----------    ---------       ---------
     Net investment income....................................  465,885       825,279    1,177,217        2,307,049
     Interest on notes receivable.............................  178,939       791,060      635,504        1,486,678
     Brokerage commission income..............................  484,970       229,392    1,564,706          890,342
     Management fees from affiliate...........................  157,034       183,186      443,950          549,722
     Net realized gains(losses)...............................    9,357        60,529       14,243          155,608
     Other income.............................................    2,081         3,900       10,748           15,483
                                                                  -----         -----       ------           ------
         Total revenues.......................................4,280,666     3,893,221   10,352,274       11,482,305
                                                              ---------     ---------   ----------       ----------
Expenses:
     Losses and loss adjustment expenses incurred.............1,524,045     1,150,611    3,533,048        3,621,763
     Acquisition expenses.....................................1,155,052       (85,635)   1,768,834          334,584
     Other expenses...........................................  854,355     1,299,582    2,445,573        3,352,077
                                                                -------     ---------    ---------        ---------
         Total expenses.......................................3,533,452     2,364,558    7,747,455        7,308,424
                                                              ---------     ---------    ---------        ---------
     Earnings before income taxes.............................  747,214     1,528,663    2,604,819        4,173,881
Income tax expense (benefit)..................................   91,444      (69,520)      382,528         (29,862)
                                                                 ------      --------      -------         --------
         Net earnings......................................... $655,770    $1,598,183   $2,222,291       $4,203,743
                                                               ========    ==========   ==========       ==========
Net earnings per share:
     Basic    ................................................   $ 0.23       $  0.26        $0.77            $0.76
                                                                 ======       =======        =====            =====
     Diluted  ................................................   $ 0.22       $  0.26        $0.75            $0.75
                                                                 ======       =======        =====            =====
Common shares used in computing earnings per share:
     Basic    ................................................2,872,830     6,074,770    2,872,830        5,522,497
                                                              =========     =========    =========       ==========
     Diluted  ................................................2,974,133     6,119,089    2,974,133        5,607,457
                                                              =========     =========    =========        =========

See accompanying notes to consolidated financial statements (unaudited).

                          American Safety Insurance Group, Ltd. and Subsidiaries
                                            Consolidated Statements of Cash Flow
                                                                     (Unaudited)

                                                                             Nine months ended September 30,
                                                                             1997                     1998
                                                                             ----                      ----

Cash flow from operating activities:
   Net earnings........................................................      $2,222,291               $ 4.203,743
   Adjustments to reconcile net earnings to net cash provided by
      Realized losses (gains) on sale of investments...................         (14,243)                 (155,608)
      Amortization of deferred acquisition costs.......................         485,871                   343,967
      Change in:
         Accrued investment and interest income........................         311,074                (1,415,097)
         Premiums receivable...........................................      (2,887,190)                  418,800
         Commissions receivable........................................          35,666                   (21,968)
         Reinsurance recoverable and ceded unearned premiums...........        (285,915)                 (795,310)
         Due from affiliate............................................          95,207                    60,580
         Income taxes..................................................          57,451                   (48,125)
         Unpaid losses and loss adjustment expenses....................       1,820,173                 1,105,994
         Unearned premiums.............................................         759,632                 2,107,057
         Liability for deductible fees held............................       2,764,485                  (850,735)
         Ceded premiums payable .......................................       1,641,711                (2,605,124)
         Due to affiliate..............................................          66,805                    665,574
         Accounts payable and accrued expenses.........................        (312,317)                   880,493
         Other, net....................................................        (368,118)                 (156,138)
                                                                               ---------                 ---------
                  Net cash provided by operating activities............       6,392,583                  3,738,103
                                                                              ----------                 ---------

Cash flow from investing activities:
   Purchases of fixed maturities.......................................     (12,553,086)               (72,086,248)
   Purchases of equity investments.....................................      (1,170,146)                (3,527,435)
   Proceeds from maturity and redemption of fixed maturities...........               -                  7,441,489

   Proceeds from sale of fixed maturities..............................       4,322,883                 44,773,017
   Proceeds from sale of equity investments............................         712,955                    330,941
   Decrease (increase) in short-term investments.......................      (1,124,265)                   786,781
   Increase in notes receivable-other..................................        (119,423)                (9,025,384)
   (Increase) decrease in notes receivable-related parties.............       1,292,506                          -

   Purchase of fixed assets, net.......................................        (147,755)                   (68.137)
                                                                               ---------                  --------
                  Net cash used in investing activities................      (8,786,331)               (31,374,976)
                                                                             -----------              ------------
Cash flow financing activities:
   Proceeds from sale of common stock..................................         297,279                 31,102,975
                                                                                       -
   Proceeds from surplus note..........................................       1,250,000                          -
                                                                              ---------          -----------------
                  Net cash provided by financing activities............       1,547,279                 31,102,975
                                                                              ----------                ----------
                  Net increase (decrease) in cash......................        (846,469)                 3,466,102
Cash at beginning of period............................................        3,271,957                 2,768,831
                                                                       -----------------                 ---------
Cash at end of period..................................................      $2,425,488                $ 6,234,933
                                                                             ===========               ===========

See accompanying notes to consolidated financial statements (unaudited).

                          American Saftey Insurance Group, Ltd. and Subsidiaries
                               Consolidated Statements of Comprehensive Earnings
                                                                     (Unaudited)


                                                                         Three months ended      Nine months ended
                                                                            September 30,            September 30,
                                                                          1997       1998       1997          1998

Net earnings..................................................         $ 655,769  $1,598,182  $2,222,291  $4,203,742
Other comprehensive earnings before income taxes:
Unrealized gains (losses) on securities available for sale....           263,238     857,248     195,414     748,235
Reclassification adjustment for realized gains included in net earnings   9,357       60,529      14,243     155,608
                                                                          ------      ------     -------    -------
Total other comprehensive earnings before taxes...............           272,595     917,777     209,657     903,843
Income tax expense related to items of  comprehensive income..            41,714      70,192      37,686      45,757
                                                                          ------      ------     --------     ------
Other comprehensive earnings net of income taxes..............           230,881     847,585     171,971    858,086
                                                                         -------     -------     -------    -------
Total comprehensive earnings..................................         $ 886,650  $2,445,767  $2,394,262  $5,061,828
                                                                       ========= ===========  ==========  ==========

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

The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 1997. The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is unrealized gains on securities. Total comprehensive income for the three months ended September 30, 1997 was $886,650 as compared to $2,445,767 for the three months ended September 30, 1998. Total comprehensive income for the nine months ended September 30, 1997, was $2,394,262 as compared to $5,061,828 for the nine months ended September 30, 1998.

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

Note 4 - Investments

The amortized cost and estimated fair values of investments at December 31, 1997 and September 30, 1998 are as follows:

                                                                                                                Amount
                                                                            Gross      Gross                    at which
                                                             Amortized     Unrealized  Unrealized  Estimated    Shown in the
                                                               Cost           Gains     Losses     Fair Value   Balance Sheet

December 31, 1997:
  Securities available for sale:
  Fixed maturities:
      U.S. Treasury securities and obligations
      of U.S. Government corporations and agencies.......   11,725,010      128,883     2,376      11,851,517  11,851,517
      Obligations of states and political subdivisions....   4,782,325      220,175        --       5,002,500   5,002,500
      Corporate securities................................   6,545,888       51,986    13,508       6,584,366   6,584,366
      Mortgage-backed securities .........................   3,016,040       30,693    22,841       3,023,892   3,023,892
                                                             ---------       ------    ------       ---------   ---------
          Total Fixed maturities..........................  26,069,263      431,737   38,725       26,462,275  26,462,275
  Equity investments - common stocks....................     1,045,493       12,688     3,632       1,054,549   1,054,549
                                                             ---------       ------     -----       ---------   ---------
        Total............................................. $27,114,756      444,425    42,357      27,516,824  27,516,824
                                                           ===========      =======    ======      ==========  ==========

September 30, 1998:
  Securities available for sale:
     Fixed maturities:
      U.S. Treasury securities and obligations
      of U.S. Government corporations and agencies......   $18,443,594      817,499    11,276      19,249,817  19,249,817
      Obligations of States and political subdivisions....   6,521,633      316,529     9,321       6,828,841   6,828,841
      Corporate securities................................  18,451,509      430,534    19,031      18,863,012  18,863,012
      Mortgage-backed securities..........................   2,464,617       63,062       993       2,526,686   2,526,686
                                                           -----------       ------       ---      ----------  ----------
          Total Fixed maturities..........................  45,881,353    1,627,624    40,621      47,468,356  47,468,356
    Equity investments - common stocks....................   4,253,529        4,855   263,018       3,995,366   3,995,366
                                                             ---------        -----   -------       ---------   ---------
          Total..........................................  $50,134,882    1,632,479   303,639      51,463,722  51,463,722
                                                           ===========    =========   =======      ==========  ==========


Note 5 - Notes Receivable

Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. On May 29, 1998, the Company made a loan to an unaffiliated borrower, which amounts to 8.2% of the Company's total assets. The note is secured by real estate and the personal guaranties of the principals of the borrower.


Note 6 - Shareholder Matters

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

     The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation or exposures, employee leasing and staffing, and other specialty risks. Through its U.S. brokerage and management services subsidiaries, the Company also provides specialized insurance program development, underwriting, risk placement, reinsurance, program management, brokerage, loss control, claims administration and marketing services.

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

A.M. Best Company ("A.M. Best"), an independent nationally recognized insurance rating service and publisher, has assigned a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary and its non-subsidiary risk retention group affiliate. On June 15, 1998, A.M. Best increased American Safety's financial size rating from a VI to a VII as a result of the Company's initial public offering on February 12, 1998. A.M. Best's ratings are an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers, and should not be considered an investment recommendation.

The Company's financial position and results of operations are subject to change based on various factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions. During this decade, the Company has operated in a soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries.

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

Results of Operations

The following table sets forth the Company's consolidated revenues (dollars in thousands):

                                                                                                       Percent
                                                                                                Increase (Decrease)
                                                                                                Three       Nine
                                                       Three months ended   Nine Months ended  months       months
                                                          September 30,       September 30,     ended       ended
                                                          1997      1998    1997      1998     1997        1998

Net earned premium
Reinsurance:
    Workers' compensation.............................. $1,857     $742    $3,794   $3,633     (60.0)%      (4.2)%
    General Liability from affiliate...................    402      904     1,447    2,020     124.9         39.6%
                                                           ---      ---     -----    -----   --------      -----
    Total reinsurance..................................  2,259    1,646     5,241    5,653     (27.1)%       7.9%

Primary insurance:
    Surety.............................................    723      153     1,265      424     (78.8)%     (66.5)%
                                                           ------------------------------------------------------
    Total primary insurance............................    723      153     1,265      424     (78.8)%     (66.5)%

Total net earned premium...............................  2,982    1,799     6,506    6,077     (39.7)%      (6.6)%

Net investment income..................................    466      825     1,177    2,307      77.0%       96.0%
Interest on notes receivable...........................    179      791       636    1,487     341.9%      133.8%

Commission and fee income:

    Brokerage commission income........................    485      229     1,565      890     (52.8)%     (43.1)%
    Management fees from affiliates....................    157      183       444      550      16.6%       23.9%
                                                           -------------------------------------------------------

Total commission and fee income........................    642      412     2,009    1,440     (35.8)%     (28.3)%

Net realized gains (losses)............................      9       61        14      156     577.8%     1014.3%
Other income...........................................      2        4        11       15     100.0%       36.4%
                                                       -----------------------------------------------------------
         Total revenues................................ $4,280   $3,892   $10,353  $11,482      (9.1)%      10.9%
                                                        ==========================================================

The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                                 Three months ended             Nine months ended
                                                                    September 30                  September 30
                                                                    ------------                  ------------
                                                                1997            1998           1997          1998
                                                                ----            ----           ----          ----

Insurance operations:
   Loss and loss adjustment expense ratio....................   51.1%           63.9%          54.3%          59.6%
   Expense ratio.............................................   41.1             4.1           33.7            9.2
                                                                ----             ---           ----           ---
       Combined ratio........................................   92.2%           68.0%          88.0%          68.8%
                                                                =====           =====          =====          =====


   Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

     Net Premiums Earned. Net premiums decreased 39.7% to $1.8 million for the quarter ended September 30, 1998 from $3.0 million in the quarter ended September 30, 1997. The primary factor accounting for this result is the decrease of bail bond premium production from a discontinued program during 1997. Although net premiums earned decreased $1.2 million as stated above, net income was not significantly impacted since bail bond premiums have a low margin.

     General liability reinsurance premiums increased 124.9% from $402,000 in the quarter ended September 30, 1997 to $904,000 in the quarter ended September 30, 1998. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program decreased from $723,000 in the quarter ended September 30, 1997 to $153,000 in the quarter ended September 30, 1998 primarily as a result of the discontinued bail bond program.

     Net Investment Income. Net investment income increased 77.0% from $466,000 in the quarter ended September 30, 1997 to $825,000 in the quarter ended September 30, 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the Company's initial public offering proceeds. The average annual pre-tax yield on investments was 7.4% in the quarter ended September 30, 1997 and 6.2% in the quarter ended September 30, 1998. The average annual after-tax yield on investments was 6.8% in the quarter ended September 30, 1997 and 5.7% in the quarter ended September 30, 1998.

     Interest from Notes Receivable. Interest from notes receivable increased 341.9% from $179,000 in the quarter ended September 30, 1997 to $791,000 in the quarter ended September 30, 1998 as a result of increases in outstanding notes receivable.

     Brokage Commission Income. Income from insurance brokerage operations decreased 52.8% from $485,000 in the quarter ended September 30, 1997 to $229,000 in the quarter ended September 30, 1998 as a result of additional premiums being directly written by the Company's U.S. insurance subsidiary in which acquisition expenses and brokerage income are eliminated due to consolidation.

     Management Fees. Management fees increased 16.6% from $157,000 in the quarter ended September 30, 1997 to $183,000 in the quarter ended September 30, 1998 as a result of increased service levels provided by the Company to its risk retention group affiliate.

     Net  Realized  Gains  (Losses).   Net  realized  gains  from  the  sale  of
investments increased from a gain of $9,000 in the quarter ended September 30, 1997 to a gain of $61,000 in the quarter ended September 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 24.5% from $1.5 million in the quarter ended September 30, 1997 to $1.2 million in the quarter ended September 30, 1998 due to the 39.7% decrease in net premiums earned and a corresponding decrease in reserves resulting from the decrease in the workers' compensation line of business.

     Acquisition Expenses. Policy acquisition expenses decreased 107.4% from $1.2 million in the quarter ended September 30, 1997 to $(86,000) in the quarter ended September 30, 1998 as a result of increased premiums directly written by the Company's U.S. insurance subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation, and the decrease in bail bond premiums discussed above. This decrease is also attributable to the decrease in bail bond premium discussed above.

     Other Expenses. Other expenses increased 52.1% from $854,000 in the quarter ended September 30, 1997 to $1.3 million in the quarter ended September 30, 1998 due to salary and benefit increases and increased staffing for new and existing programs.

     Income Taxes. Federal and state income taxes decreased from an expense of $91,000 in the quarter ended September 30, 1997 to a benefit of $70,000 in the quarter ended September 30, 1998 due to additional premiums being ceded to the Company's Bermuda reinsurance subsidiary and investment income earned in Bermuda.

Nine months ended September 30, 1998 Compared to Nine months ended September 30, 1997

     Net Premiums Earned. Net premiums earned decreased 6.6% to $6.1 million in the nine months ended September 30, 1998 from $6.5 million in the nine months ended September 30, 1997. The primary factor accounting for this result is the decrease of bail bond premium production from a discontinued program during 1997. Although net premiums earned decreased $400,000 as stated above, net income was not significantly impacted since bail bond premiums have a low margin.

     General liability reinsurance premiums increased 39.6% from $1.4 million in the nine months ended September 30, 1997 to $2.0 million in the nine months ended September 30, 1998. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program decreased from $1.3 million in the nine months ended September 30, 1997 to $424,000 in the nine months ended September 30, 1998 primarily as a result of the discontinued bail bond program.

     Net Investment Income. Net investment income increased 96.0% from $1.2 million in the nine months ended September 30, 1997 to $2.3 million in the nine months ended September 30, 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the proceeds of the Company's initial public offering. The average annual pre-tax yield on investments was 6.9% in the nine months ended September 30, 1997 and 7.5% in the nine months ended September 30, 1998. The average annual after-tax yield on investments was 6.2% in the nine months ended September 30, 1997 and 6.9% in the nine months ended September 30, 1998.

     Interest from Notes Receivable. Interest from notes receivable increased 133.8% from $636,000 in the nine months ended September 30, 1997 to $1.5 million in the nine months ended September 30, 1998 as a result of increases in outstanding notes receivable.

     Brokerage Commission Income. Income from insurance brokerage operations decreased 43.1% from $1.6 million in the nine months ended September 30, 1997 to $890,000 in the nine months ended September 30, 1998.

as a result of additional premiums being directly written by the Company's U.S. insurance subsidiary in which acquisition expenses and brokerage income are eliminated due to consolidation.

     Management Fees. Management fees increased 23.9% from $444,000 in the nine months ended September 30, 1997 to $550,000 in the nine months ended September 30, 1998 as a result of increased services provided by the Company to its risk retention group affiliate.

     Net Realized Gains. Net realized gains from the sale of investments increased from $14,000 in the nine months ended September 30, 1997 to $156,000 in the nine months ended September 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 2.5% from $3.5 million in the nine months ended September 30, 1997 to $3.6 million in the nine months ended September 30, 1998 which results from changes in the net premiums earned and a corresponding increase in reserves resulting from an increase in the general liability line of business.

     Acquisition Expenses. Policy acquisition expenses decreased 81.1% from $1.8 million in the nine months ended September 30, 1997 to $335,000 in the nine months ended September 30, 1998 as a result of increased premiums being directly written by the Company's U.S. insurance subsidiary in which acquisition expenses and brokerage income are eliminated due to consolidation, and the decrease in bail bond premium discussed above.

     Other Expenses. Other expenses increased 37.1% from $2.4 million in the nine months ended September 30, 1997 to $3.4 million in the nine months ended September 30,1998 due to salary and benefit increases and increased staffing required to handle new and existing programs.

     Income taxes. Federal and state income taxes decreased from an expense of $383,000 in the nine months ended September 30, 1997 to a benefit of $30,000 in the nine months ended September 30, 1998 due to additional premiums being ceded to the Company's Bermuda reinsurance subsidiary and investment income earned in Bermuda.

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

     On a consolidated basis, net cash provided from operations was $6.4 million for the nine months ended September 30, 1997 as compared to $3.7 million for the nine months ended September 30, 1998 due to a discontinued rent-a-captive program. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

     Total assets increased from $47.7 million at December 31, 1997 to $85.7 million at September 30, 1998, primarily due to the proceeds of the Company's initial public offering in February 1998. Cash, invested assets and notes receivable increased from $34.9 million at September 30, 1997 to $73.0 million at September 30, 1998.

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

     As of September 30, 1998 the Company had no investments in derivative financial instruments.

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

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Report:

                  Exhibit No.                    Description
                       11          Computation of Earnings Per Share
                       27          Financial Data Schedule

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

                                     American Safety Insurance Group, Ltd.


                                     By: /s/ Lloyd A. Fox
                                     -------------------------------------------
                                         Lloyd A. Fox
                                         President and Chief Executive Officer

                                     By: /s/ Steven B. Mathis
                                     -------------------------------------------
                                         Steven B. Mathis
                                         Chief Financial Officer
                                         (Principal Financial Officer)