Form 10-K
period 1998-12-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1999-03-31
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C. 20549
     ------------------

          FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1998     Commission File Number 1-14795

                       AMERICAN SAFETY INSURANCE GROUP, LTD.
                      (Exact name of Registrant as specified in its charter)

         Bermuda                                          Not applicable
  (State of incorporation                                (I.R.S. Employer
      or organization)                                  Identification No.)
                               44 Church Street
                               P.O. Box HM 2064
                               Hamilton, Bermuda                HM HX
                      (Address of principal executive offices) (Zip Code) Registrant's telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class              Name of each exchange on which registered

  Common Stock, $0.01 par value             New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of Registrant's voting common stock held by non-affiliates on February 5, 1999 was $41,433,164. For the purposes of this computation shares held by directors (and shares held by entities in which they serve as officers) and executive officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of the Registrant.

The number of outstanding shares of Registrant's common stock on February 5, 1999 was 6,074,770.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from the Registrant's Proxy Statement for the 1999 Annual General Meeting of the Shareholders (the "1999 Proxy Statement").

                               AMERICAN SAFETY INSURANCE GROUP, LTD.


                                         Table of Contents
                                                                            Page
                        PART I

Item 1.    Business...................................................        1
Item 2.    Properties.................................................       25
Item 3.    Legal Proceedings..........................................       25
Item 4.    Submission of Matters to a Vote of Security Holders........       25

                        PART II

Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters...................................       28
Item 6.    Selected Financial Data....................................       29
Item 7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition....................       31
Item 7A    Quantitative and Qualitative Disclosures About
                Market Risk...........................................       43
Item 8.    Financial Statements and Supplementary Data................       45
Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................       45

                        PART III

Item 10.   Directors and Executive Officers of the Registrant.........       46
Item 11.   Executive Compensation.....................................       46
Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management.......................................       46
Item 13.   Certain Relationships and Related Transactions.............       46

                         PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.........................................       47


PART I

Item 1.  Business

General

          American Safety Insurance Group, Ltd. (the "Company" or "American Safety") is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for (i) environmental remediation risks; (ii) employee leasing and staffing industry risks; and (iii) other specialty risks. Unless the context indicates otherwise, all references to the "Company" or "American Safety" refer to American Safety Insurance Group, Ltd. and its subsidiaries.

          The Company develops specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks.
          The Company insures and places risks through its U.S. insurance subsidiary, American Safety Casualty Insurance Company ("American Safety Casualty"), as well as its U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. ("American Safety RRG") and substantial unaffiliated insurance and reinsurance companies. The Company also reinsures and places, through its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. ("American Safety Re"), and substantial unaffiliated reinsurers, a portion of the risks underwritten directly by its U.S. insurance subsidiary, its risk retention group affiliate and other insurers. Substantially all of the reinsurance business that the Company currently assumes is for primary insurance programs that the Company has developed and underwritten. In January 1998, American Safety formed its new Bermuda reinsurance subsidiary, American Safety Re, and transferred a substantial portion of its reinsurance insurance business on a going forward basis to the subsidiary.
          The Company also provides specialized insurance program development, underwriting, risk placement, reinsurance, program management, brokerage, loss control, claims administration and marketing services through Synergy Insurance Services, Inc. ("Synergy"), its principal U.S. program development, underwriting, brokerage and administrative services subsidiary. The Company selects its roles as program developer,
                                    -1-
primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and its risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income.

          American Safety was formed in Bermuda as a group captive insurance company in 1986 to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industry in the United States which had suffered from disruptive market cycles in the standard insurance market. The Company now provides insurance coverages and services in all 50 states and principally markets its insurance programs through approximately 160 independent insurance agency and brokerage firms.

Industry Ratings

          In December 1995, A.M. Best Company ("A.M. Best"), an independent nationally recognized insurance industry rating service and publisher, assigned a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty Insurance Company ("American Safety Casualty"), its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. ("American Safety Re") and its non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. ("American Safety RRG"). A rating of "A (Excellent)" is the third highest of A.M. Best's 16 letter ratings. A.M. Best's ratings are an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation. In June 1998, A.M. Best assigned a higher financial size rating (VII) on a group basis to American Safety representing capital and surplus in excess of $50 million as a result of the Company's completion of its initial public offering in February 1998.

 Alternative Insurance Market

          The alternative insurance market has developed over the past 15 years to serve insureds whose insurance needs have not been adequately met by the standard insurance market. According to A.M. Best, from 1990 to 1995, a period characterized by excess insurance capacity and declining premium rates, the alternative insurance market grew from approximately 35% to 44% of the total U.S. commercial property and casualty insurance market, and the total annual premium volume of the alternative insurance market grew from approximately $66 billion to $104 billion.

          Alternative insurance programs generally involve (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premium for standard insurance companies; and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a- captive programs, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program.
     Originally developed to respond to the needs of insureds for adequate insurance coverage and affordable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, direct access to the worldwide reinsurance market and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include lower and more stable costs, greater control by the client of its risk management program and an increased emphasis within the client's organization on loss prevention and loss control.

Business Strategy

          The Company's  business strategy is to develop insurance  programs for the environmental remediation industry and the employee leasing and staffing industry, as well as other specialty industries and risks. The Company targets niche insurance markets and opportunities where its expertise is required and where competition is limited. The Company seeks to generate underwriting profits, program management fees and brokerage commissions through such insurance programs. The Company utilizes a flexible approach to accomplish its strategy by combining (i) intensive underwriting, (ii) value-added services, including quality coverage enhancements, professional risk management, dedicated loss control and claims management, and (iii) superior service to insurance agents, brokers and insureds. Further, the Company differentiates itself by its ability to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each specialty risk profile.

Program Development, Management and Administrative Operations

          The Company's U.S. brokerage and management subsidiaries, in combination with the Company's primary insurance and reinsurance companies, provide a broad range of dedicated services in connection with the development and implementation of specialty risk insurance programs.

          Synergy Insurance Services. Synergy provides insurance program development, underwriting, risk placement, reinsurance placement, program management, brokerage, loss control, claims administration, marketing and administrative services to the
                                     -3-

Company's U.S. insurance operations, its risk retention group affiliate, and unaffiliated insurers and reinsurers.

          Synergy identifies and evaluates potential new program business and also receives submissions for new programs from insurance brokers and other intermediaries throughout the United States. When a submission for a new program is received, Synergy identifies the resources needed to evaluate and develop the program. In evaluating and developing a new program, Synergy considers the following factors: whether the submitting party will bear risk and the collateral security required therefor; the analysis of historic loss data; the integrity and experience of the submitting party; the availability of reinsurance; and the potential profitability of the program to the Company. If the prospects for a new program appear favorable, Synergy designs the structure for the new program and determines what additional services, such as program management, brokerage, reinsurance, loss control, claims administration, marketing, or other services will be required. Synergy determines which entities, both affiliated and unaffiliated, are best able to provide such services in a cost-effective manner and implements the program.

          Synergy has been successful in developing many of the Company's primary insurance and reinsurance programs. Synergy has also served since 1990 as the program manager for the Company's risk retention group affiliate, providing it, within administrative guidelines, with program management, underwriting, loss control, brokerage, marketing and financial services.

          Management  and  Administrative   Services.  In  the  development  and
     implementation of programs, Synergy provides a number of fee and commission-based services. Synergy provides (i) program management services for the overall management and administration of a program; (ii) underwriting services for evaluating individual risks or classes of risk;
     (iii) risk placement services for determining the most effective means of providing particular coverages; (iv) brokerage services for placing risks with affiliated or unaffiliated carriers; (v) reinsurance intermediary services for placing ceded reinsurance for a program; (vi) loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; (vii) claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and third party administrators;
     (viii) marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and (ix) administrative services, including for billing, collecting and reporting primary and reinsurance premiums, producing financial reports on programs and paying claims.

          Other Insurance Service Subsidiaries. The Company has four other U.S. subsidiaries engaged, under the direction of Synergy, in various administrative and insurance
                                   -4-
agency services. Environmental Claims Services, Inc. operates as a specialized claims administration facility engaged in the administration and analysis of environmental and other specialty program claims. Sureco Bond Services, Inc. and Harbor Insurance Services, Inc. are surety bond agencies authorized to write contract performance and payment bonds for unaffiliated insurance carriers. American Safety Purchasing Group, Inc. was formed to facilitate the provision of certain insurance coverages through a purchasing group (as defined by the Risk Retention Act) by licensed insurance companies, including the Company's U.S. insurance subsidiary, American Safety Casualty.

Primary Insurance Operations

          The Company, through its U.S. insurance subsidiary and its risk retention group affiliate, provides primary casualty insurance in the alternative insurance market for (i) environmental remediation risks; (ii) employee leasing and staffing industry risks; and (iii) other specialty risks. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks.

          Environmental Insurance Programs. The Company has developed specialty insurance programs for a broad range of environmental concerns and believes that its intensive underwriting, dedicated loss control and claims management, and superior service orientation will enable it to expand its insurance program base to other environmental coverages not currently being provided. Since 1986, the Company's insurance programs have helped asbestos abatement and other environmental remediation contractors and consultants, as well as property owners, perform remediation work in schools, hospitals, commercial, industrial and other facilities, thereby protecting school children, factory workers, and numerous public and private employees from the potential threat of environmental health hazards.

          The Company's in-house underwriting department consists of trained environmental and other specialty risk underwriters, many of whom have been with the Company for several years. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds' technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. The Company's in-house loss control department is also involved in the underwriting process, in reviewing technical work guidelines provided by insureds, such as safety and health practices and procedures, as well
                                  -5-
as inspecting contractor insureds' environmental remediation project sites and recordkeeping throughout the United States. The loss control professionals have backgrounds in engineering or environmental fields.

          The Company combines intensive loss control procedures with its expertise in the underwriting process to currently insure, through its U.S. insurance subsidiary and its risk retention group affiliate, nearly 1,000 insureds throughout the United States for a broad range of coverages for asbestos and lead abatement, hazardous materials and hazardous waste remediation, underground storage tank removal and replacement, and
     "brownfields" remediation. The Company estimates that it has insured through its insurance and reinsurance subsidiaries and its risk retention group affiliate in excess of 300,000 environmental remediation projects since 1986. The Environmental Business Journal's Annual Industry Overview 1997 estimated that the United States environmental industry, which includes contractors, consultants, equipment manufacturers and other service firms served by the Company, generated approximately $181 billion of revenue in 1996.

          The Company's general and pollution liability policies for environmental risks cover bodily injury and property damage to third parties arising out of the operations of insureds, which may include losses arising from exposure to specific hazardous substances that are released during a remediation project. Coverages provided for professional liability protect insureds against claims arising out of errors and omissions committed in the performance of professional consulting, testing, laboratory and similar services, such as the failure to detect hazardous materials in connection with assessments for same, or the failure to properly design or monitor performance on remediation projects in accordance with contracts entered into by such insureds. The Company also provides workers' compensation coverage for contractors involved in environmental remediation, which may include risks such as occupational diseases from exposure to hazardous substances.

          The Company provides coverage for a broad range of environmental risks, including:

          Asbestos Abatement. Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980's and sought insurance for risks involved with its business. For the past 13 years, the Company has provided general, pollution and professional liability coverages as well as workers' compensation coverage for contractors, consultants, other businesses and property owners involved with asbestos abatement.

          Lead Abatement. The Company provides general, pollution and professional liability coverages and workers' compensation coverage for lead paint abatement contractors, consultants and property owners in connection with the abatement of lead paint from both public and private facilities, including housing authority complexes.

          Underground  Storage  Tank  Removal.  The  Company  provides  general, pollution and professional liability coverages as well as workers' compensation coverage to contractors and consultants for the removal and replacement of underground storage tanks, including associated soil remediation activities attributed to leaking underground storage tanks.

          Other Hazardous Substances. The Company provides general, pollution and professional liability coverages, and workers' compensation coverage in connection with the removal and remediation of other hazardous substances, including hazardous waste, polychlorinated biphenyls (PCBs) and various petroleum products.

          Other Environmental Risks. The Company provides environmental insurance coverages that offer protection against environmental exposures arising from general business operations. Environmental insurance coverage is offered for varied purposes such as financing real estate transactions, transferring real estate and protecting against the release of hazardous substances from disposal sites.

          Surety. The Company's U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 44 states and the District of Columbia primarily providing contract performance and payment bonds to environmental and construction contractors. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a "Treasury Listed" or "T-listed" surety, enabling it to issue surety bonds for federal projects, as well as state and private projects that utilize such designation as a reference in determining the acceptability of surety companies. American Safety Casualty's underwriting limitation, as determined by the Department of the Treasury as of July 1, 1998, was $899,000 on a per-bond basis; however, this limitation does not constrain the amount of a bond that can be written, provided that the excess exposure is protected with approved reinsurance or other methods prescribed by the Department of the Treasury. American Safety Casualty maintains reinsurance with approved reinsurers for the purpose of issuing bonds in excess of its underwriting limitation.

          Employee Leasing and Staffing Industry. The Company, through its U.S. brokerage and management services subsidiaries, places and writes workers' compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies through custom designed captive and rent-a-captive programs. These insurance programs were originally developed to enable
                                      -7-
employee leasing and staffing industry companies to obtain environmental services industry clients; subsequently, these programs have been expanded to cover non-environmental clients as well.

          Employee leasing companies generally focus on small to medium size businesses and provide their clients with integrated human resource administration and risk management services. Although the client maintains control of the activities of the worksite employees, the employee leasing company legally becomes the employer of record for its client's employees. The employee leasing company assumes substantial employer responsibilities and risks, including payment of payroll, filing and remitting of related taxes, provision for workers' compensation insurance coverage, management of workers' compensation claims, provision and administration of health and other employee benefits and offering of various risk management services in compliance with state and federal guidelines.

          Staffing industry companies provide temporary employees to a broad range of industries and businesses, with the staffing companies directly employing the workers and remaining responsible for payroll, workers' compensation insurance coverage and human resource functions.

          General liability policies written for employee leasing and staffing companies protect such companies from claims arising out of bodily injury or property damage arising from their operations, which may include claims brought against the employee leasing and staffing company as a result of performance of activities by their employees, although such employees are under the direction and control of the employee leasing and staffing company's clients. Employee leasing and staffing companies generally require their clients to independently maintain general liability coverage to protect the client against such claims. Substantially all of the premiums assumed by the Company from this line of business are attributable to workers' compensation coverage provided.

          Underwriting. Synergy's underwriting staff handles all insurance underwriting functions, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. Synergy uses management information reports to measure risk selection and pricing in order to control underwriting performance. The principal underwriting factors used by Synergy for underwriting liability, workers' compensation and surety coverages, are a financially stable business, an established operating history, favorable loss histories and a demonstrated commitment to loss control practices.

          Claims. Claims arising under the policies and treaties issued or reinsured by the Company are reviewed and managed by Synergy's internal claims department. When Synergy receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. Synergy retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. Synergy emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

Reinsurance Assumed

          Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the risk or risks that the ceding company has assumed under the insurance policy or policies it has issued. A ceding company may purchase reinsurance for any number of reasons including to obtain, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, and to enter into or withdraw from a line of business. Reinsurance can be written on either a quota share or excess of loss basis, under either a treaty or facultative reinsurance agreement.

          Substantially all of the reinsurance business that the Company currently assumes is for primary insurance coverages that the Company has developed and underwritten. The Company, through its reinsurance subsidiary, enters into treaties with its U.S. insurance subsidiary, its risk retention group affiliate and unaffiliated carriers with whom the Company has developed insurance programs. The Company reinsures, generally on an excess of loss basis, the general liability, pollution liability, professional liability, workers' compensation and surety risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation, as well as programs for the employee leasing and staffing industry and other specialty risks.

          For the year ended December 31, 1997, of the $7.5 million of gross reinsurance premiums written by the Company, approximately $2.4 million was assumed from its risk retention group affiliate, with the balance of approximately $5.1 million assumed from unaffiliated insurers. For the year ended December 31, 1998, of the $10.1 million of gross reinsurance premiums written by the Company, approximately $3.4 million was assumed from its risk retention group affiliate, with the balance of approximately $6.7 million assumed from unaffiliated reinsurers.

          The Company's assumed reinsurance business for general liability, pollution, and professional liability is written under excess of loss treaties primarily with its risk retention group affiliate. In the layer of the first $500,000 of loss per occurrence, the
                                   -9-

Company assumes 70% of the losses arising from claims covered under the policies written after the reinsured pays the first $100,000 of claims in the aggregate on an annual basis; and the reinsured retains 30% of the risk after payment of the aggregate amount. The Company also assumes workers' compensation reinsurance from Legion Insurance Company ("Legion"). After a retention of the first 10% of premium by Legion for payment of claims, the Company reinsures Legion for the next $250,000 per occurrence, subject to a 75% aggregate stop-loss ratio percentage.

          The Company's U.S. insurance subsidiary cedes certain risks on a quota share basis to the Company's Bermuda reinsurance subsidiary in order to provide for a spread of risk among the respective companies as well as to increase the capacity of the Company's U.S. insurance subsidiary to write insurance and reinsurance business. There is no material effect on the Company's operating results or on the risk-based capital or other regulatory ratios of the Company's U.S. insurance subsidiary.

          Management's reinsurance underwriting strategy is to utilize the underwriting expertise of Synergy, the Company's principal U.S. program development, underwriting and administrative services subsidiary, to practice discipline in selecting and retaining risks and structuring insurance programs which the Company reinsures. The Company's reinsurance treaties with its U.S. insurance subsidiary and risk retention group affiliate automatically cover primary insurance programs written by such carriers. Authority to bind the Company is limited to Synergy's senior management. The Company utilizes Synergy to provide direct contact with reinsureds, either by underwriting or claim audits or periodic loss control visits to the insureds and the producing brokers, both to enhance the quality of the underwriting process and to develop and retain business relationships.

Selected Operating Information

          Gross Premiums Written and Produced. As a result of the Company's roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, the Company is involved in a number of insurance and reinsurance premium and fee- generating activities. The Company places insurance and reinsurance with its subsidiaries and its non-subsidiary affiliate, and also acts as an agency and broker for its non-subsidiary affiliate, unaffiliated insurers and reinsurers for which the Company receives brokerage commissions of 10-20% of gross premiums written and produced. For the year ended December 31, 1998, the Company was involved with the placement of approximately $26.5 million of gross premiums through its various programs and subsidiaries.

          The following table sets forth the Company's premiums written and produced for the years ended December 31, 1997 and December 31, 1998:
                                     -10-



                                                     Year Ended                             Year Ended
                                                  December 31, 1997                      December 31, 1998
                                            Gross       Ceded          Net         Gross       Ceded         Net
                                                                    (Dollars in thousands)

The Company                               $ 11,561    $  2,590      $ 8,971      $ 14,739     $ 5,087      $ 9,652
American Safety RRG (1)                      7,071                                  4,648
Other Insurers and Reinsurers (2)           11,877                                 10,532
Less: Ceded from American Safety RRG
      to the Company (3)                    (2,358)                                (3,372)
                                          $ 28,151                               $ 26,547

(1) Represents premiums written by American Safety RRG, the Company's non-subsidiary affiliate.
(2) Represents premiums produced by the Company, as an agency and broker, for unaffiliated insurers and reinsurers.
(3) Represents premiums ceded to the Company from American Safety RRG.

          Net Premiums Written. The following table sets forth the Company's net premiums written by principal lines of insurance and reinsurance for the years ended December 31, 1997 and December 31, 1998:

                                               Year Ended                   Year Ended
Net Premiums Written                        December 31, 1997          December 31, 1998

                                                       (Dollars in thousands)
       General Liability                    $ 1,959     21.8%           $ 3,065     31.8%
       Workers' Compensation                  5,069     56.5              5,819     60.3
       Surety                                 1,943     21.7                642      6.6
       Auto                                       -        -                126      1.3
               Total                        $ 8,971    100.0%           $ 9,652    100.0%


          The following table sets forth the Company's net premiums written by specialty industry for the years ended December 31, 1997 and December 31, 1998:


                                               Year Ended                  Year Ended
                                            December 31, 1997          December 31, 1998
                                                        (Dollars in thousands)
        Environmental                        $ 6,916    77.1%           $ 7,622     79.0%
        Employee Leasing                         678     7.6              1,788     18.5
        Other                                  1,377    15.3                242      2.5
               Total                         $ 8,971   100.0%           $ 9,652    100.0%


          Commissions and Fees. The Company generates fee and commission income in connection with the Company's program development and management, insurance and reinsurance brokerage services, and production and other insurance related services. Fee and commission income was $2.6 million for the year ended December 31, 1997, and $1.8 million for the year ended December 31, 1998.

          Combined Ratio. The combined ratio is a standard measure of a property and casualty insurer's performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The following comparison of statutory combined ratios suggests that the Company has experienced more favorable results than the property and casualty insurance industry over the past three years.
                   Combined Ratio (Statutory Basis)


                                                Year Ended December 31,
                                            1996         1997         1998

The Company(1)(2).......................    75.2%        79.5%        72.5%
Property and casualty industry(3).......   105.9        101.6        105.6

(1) Data have been derived from the consolidated financial statements of the Company.
(2) Payments by American Safety Casualty to Synergy for management services are included in the combined ratio.
(3) The statutory industry data was obtained from A.M. Best.

          Although the combined ratio is the generally accepted measure for comparing results within the property and casualty insurance industry, the combined ratio does not distinguish between property and casualty companies based upon their mix of business. The Company focuses primarily on long-tail liability coverages and writes a very limited amount of short-tail liability coverages. Long-tail liability insurance coverages often produce greater underwriting losses than short-tail liability insurance. Long-tail liability coverages also produce more investable cash flow for an insurance company because the losses may not be paid out for many years. Therefore, the companies writing long-tail insurance coverages may be able to mitigate their higher underwriting losses by deriving investment income. Accordingly, a higher combined ratio (on a statutory basis) for a company writing long-tail liability insurance does not necessarily mean lower profitability.

          The Company at times writes insurance program business with a higher expense ratio resulting from significant commission expense (e.g. bail bond program) and a higher loss ratio resulting from minimum reserves that are established on other programs (e.g. workers' compensation). As a result,
                                        -11-
the Company's combined ratio may fluctuate over time due to the presence or absence of such program business in any year and the initiation of new programs.

          Premium and Loss Summary. The Company is engaged in the development of programs and underwriting of coverages as both a primary casualty insurer and a reinsurer. The following table provides selected historical information on a GAAP basis concerning the business written by the Company and the associated underwriting risks. This data should be read in conjunction with the consolidated financial statements and notes thereto and the Selected Financial Data included elsewhere in this Report.

                                                               Year Ended December 31
                                                           1996         1997         1998
                                                          (In thousands, except ratio data)

Reinsurance :
               Gross Premiums Written                   $ 4,936     $  7,501       $ 10,136
               Net Premiums Written                       4,417        7,072          8,996
               Net Premiums Earned                        4,142        6,645          8,608
               Loss & Loss Adjustment Expense Ratio        48.9%        61.2%          57.3%
Primary:
               Gross Premiums Written                   $ 1,192     $  4,060       $  4,603
               Net Premiums Written                         200        1,899            656
               Net Premiums Earned                          130        1,702            581
               Loss & Loss Adjustment Expense Ratio        24.6%         1.5%          41.5%
Combined:
               Gross Premiums Written                   $ 6,128     $ 11,561       $ 14,739
               Net Premiums Written                       4,617        8,971          9,652
               Net Premiums Earned                        4,272        8,347          9,189
               Loss & Loss Adjustment Expense Ratio        48.1%        49.0%          56.3%
               Expense Ratio                               29.3%        32.8%          16.9%
               Combined                                    77.4%        81.8%          73.2%


          Significant fluctuations in demand for and supply of various casualty insurance and reinsurance lines of business have led to substantial price fluctuations over time. The Company's management seeks to expand and contract various lines of business based on the relative favorability of the pricing environment for its products. As a writer of both primary insurance and reinsurance, the Company has additional flexibility to adjust its business mix in response to price differences in these markets and to utilize its knowledge of primary insurance markets to guide its assumption of insurance and reinsurance risks.

Reinsurance Ceded

          The  Company  obtains   reinsurance  for  its  primary  insurance  and
     reinsurance operations from unaffiliated reinsurers to protect and mitigate the exposures of the Company.
                                        -12-

The Company's primary reinsurers are Underwriters Reinsurance Company and Signet Star Reinsurance Company. The Company's reinsurance program for general and pollution liability risks operates on an excess of loss basis, with the Company's maximum exposure, on a per occurrence basis, limited to $350,000. For surety business written by American Safety Casualty, the Company maintains a 50% quota share reinsurance treaty and an excess of loss treaty on a per principal basis, thereby limiting the Company's maximum exposure on a per principal basis to $500,000. For workers' compensation reinsurance business assumed by the Company, the Company's maximum exposure is $250,000 per loss, and aggregate stop loss reinsurance is maintained for losses above a 75% loss ratio. Reinsurance treaties maintained by the Company for its protection generally have no loss ratio restrictions or aggregate limits of liability.

     The Company purchases reinsurance separately for its primary insurance business lines and its reinsurance business. Gross reinsurance premiums ceded in 1997 were $2.6 million, which constitutes 22.4% of the gross premiums written, and in 1998 were $5.1 million, which constitutes 34.5% of the gross premiums written. The amount of reinsurance obtained by the Company varies with the line of business insured or reinsured.

          The Company evaluates the credit quality of the U.S. reinsurers and retrocessionaires to which it cedes business. The following table sets forth certain information relating to the Company's unaffiliated reinsurers and retrocessionaires as of December 31, 1998.


                                                 Premiums Ceded
                                                 for Year Ended        A.M. Best
   Reinsurers                                   December 31, 1998      Rating(1)
                                                 (In thousands)
Underwriters Reinsurance Company............           $689                A+
Signet Star Reinsurance Company.............            329                A
Midwest Employers Casualty Company..........             53                A-
Zurich American Insurance Group.............             33                A+
Swiss Re America............................             12                A


(1) A.M. Best rating currently assigned.

Reserves

          The Company is required to maintain reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, opinions and rate studies. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the
                                       -13-

Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that ultimate payments will not materially exceed the Company's reserves.

          With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

          Approximately 43% of the Company's net reserves relate to liability associated with its asbestos abatement and other environmental general liability insurance programs. Another 55% of net reserves are attributable to the workers' compensation insurance program. The 2% balance of reserves is spread among surety and other coverages.

          In establishing reserves for its general liability insurance program, the Company uses paid and reported Bornhuetter-Ferguson methods which are based in part on developing paid and reported losses and an initial expected loss level. Initial expected losses reflect an expected loss ratio estimated from the ten year experience of the Company and a loss cost model applied to premium by coverage year. This loss indication and paid/reported losses are assigned respective weights to obtain estimates of ultimate losses which are considered in establishing ultimate loss levels.

          In establishing reserves for its workers' compensation insurance program, several methods are employed in determining ultimate losses: a pure premium method; two Bornhuetter-Ferguson methods - paid and incurred; and two loss development methods - paid and incurred. The first three methods use industry expected losses adjusted for the Company's experience while the last two methods rely on industry payment and reporting patterns to develop the Company's actual losses. The Company reviews all methods each coverage year in determining ultimate losses.

          In establishing reserves for its surety and other coverages, the Company uses an expected loss ratio method due to the limited amount of exposure assumed and the lack of historical Company specific information available.

          All the methods used are generally accepted actuarial methods and, with the exception of the pure premium method, rely in part on loss reporting and payment patterns while considering the long tail nature of the coverages and inherent variability in projection results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to Company experience as deemed warranted.
                                      -14-

          The Company's independent actuarial consulting firm also relies on industry data to provide the basis for reserve analysis on newer lines of business. Provisions for inflation are implicitly considered in the reserving process. For GAAP purposes, the Company's reserves are carried at the total estimate for ultimate expected loss, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. The Company's independent actuarial consulting firm annually expresses an opinion on the adequacy of statutory reserves established by management, which opinion is filed with the various jurisdictions in which the Company's insurance and reinsurance subsidiaries and its risk retention group affiliate are licensed. Based upon practices and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

          The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                                        Year Ended December 31,
                                                                        (Dollars in thousands)
                                                                   1996           1997            1998

Gross losses and loss adjustment expense reserves at
      beginning of year                                           $8,294       $  8,914         $11,572
Reinsurance recoverable at beginning of year                           6             45             779
Net losses and loss adjustment expense reserves at
      beginning of year....................................        8,288          8,869          10,793

Add:
Incurred losses related to:
      Current accident years...............................        2,862          3,112           4,383
      Prior accident years.................................         (806)           981             794
           Total incurred losses...........................        2,056          4,093           5,177

Less:
Claims payments related to:
      Current accident years...............................          544            342             103
      Prior accident years.................................          931          1,827           3,007
           Total claims paid...............................        1,475          2,169           3,110
Net losses and loss adjustment expense reserves at end
      of year                                                      8,869         10,793          12,860
Reinsurance recoverable at end of year.....................           45            779           1,841
Gross losses and loss adjustment expense reserves at
      end of year..........................................       $8,914       $ 11,572        $ 14,701


          The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1988 through 1998 for the Company's primary insurance and reinsurance subsidiaries on a GAAP basis. The 1988 year includes information for all years prior (1986 and 1987 only). The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re- estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.
                                     -15-




                                                                        Year Ended December 31
                                        1988     1989     1990    1991    1992    1993    1994    1995     1996       1997      1998
                                                                            (In thousands)


Reserves for unpaid
  losses and loss
  adjustment expense ...............  $1,724  $ 2,397  $ 4,359  $4,552  $4,135  $4,798  $6,048  $8,288  $ 8,869   $ 10,793   $12,860
Reserves re-
estimated at
December31:
  1 year later .....................   1,351    2,910    2,786   3,264   4,266   4,653   5,854   7,482    9,850     11,587
  2 years later ....................   1,408    1,968    2,327   3,057   4,100   4,584   5,381   7,518    9,926       --
  3 years later ....................   1,053    1,533    2,169   2,956   4,148   3,920   4,823   7,398     --         --
  4 years later ....................     974    1,391    2,119   2,933   3,644   3,063   4,373    --       --         --
  5 years later ....................     776    1,329    1,967   2,607   2,987   2,740    --      --       --         --
  6 years later ....................     744    1,130    1,948   1,953   2,765    --      --      --       --         --
  7 years later ....................     494    1,187    1,438   1,693    --      --      --      --       --         --
  8 years later ....................     669      806    1,310    --      --      --      --      --       --         --
  9 years later ....................     413      715     --      --      --      --      --      --       --         --
 10 years later ....................     356     --       --      --      --      --      --      --       --         --
Cumulative
redundancy
 (deficiency) ......................   1,368    1,682    3,049   2,859   1,370   2,058   1,675     890   (1,057)      (794)
Cumulative amount of
 liability paid
 through December 31:
  1 year later .....................       1       54      319      99     524     152     501     931    1,827      3,007
  2 years later ....................      38       88      378     308     651     382     997   2,056    3,506       --
  3 years later ....................      38      175      554     380     872     621   1,552   2,906     --         --
  4 years later ....................      38      203      611     531   1,095     776   1,899    --       --         --
  5 years later ....................      39      244      693     697   1,235   1,064    --      --       --         --
  6 years later ....................      65      299      757     701   1,511    --      --      --       --         --
  7 years later ....................      67      325      757     699    --      --      --      --       --         --
  8 years later ....................      93      324      755    --      --      --      --      --       --         --
  9 years later ....................      92      321     --      --      --      --      --      --       --         --
 10 years later ....................      89     --       --      --      --      --      --      --       --         --
Net reserve December 31,                                                                                  8,869     10,793    12,860

Reinsurance
    Recoverable                                                                                              45        779     1,841

Gross Reserve                                                                                             8,914     11,572    14,701

Investments

          The  Company  entered  into  an  Investment  Services  Agreement  with
     Travelers Asset Management International Corp. ("Travelers") in November 1998 whereby Travelers provides investment advisory services to the Company, subject to the investment policies and guidelines established by the Company's Board of Directors. The Company has consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. The Company's investment strategy has been to increase its investments in high quality bonds, as opposed to equity securities, in order to avoid market fluctuations. The investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

          At December 31, 1998, the Company's total assets of $86.1 million consisted of the following: cash, investments and notes receivable, 83.6%; premiums receivable and
                                  -16-
agent's balances, 7.2%; and other assets, 9.2%. At December 31, 1998, the Company held investment grade fixed income debt securities valued at $45.3 million and secured notes receivable valued at $16.2 million. Of the secured notes receivable, $280,000 represented shareholder loans from the Company, at market rates, secured by personal guarantees and Common Shares in the Company, with the balance of $15.9 million representing secured loans to unaffiliated parties, at or above market rates, secured by corporate and personal guarantees, real estate and other collateral.

          The Company's cash and investments at December 31, 1998 totaled approximately $55.0 million, and were classified as follows:

                                                             Percent of
            Type of Investment                 Book Value     Portfolio
                                             (In thousands)
Cash and short-term investments .............   $ 7,024          12.8%
United States government securities .........    13,365          24.3
Mortgage-backed securities ..................     5,009           9.1
Corporate bonds .............................    13,820          25.1
Foreign investments .........................     5,868          10.7
Municipal bonds .............................     6,465          11.7
Equity securities ...........................     3,440           6.3
         Total ..............................   $54,991         100.0%

    The statement and market values of the bond portfolio, classified by rating, as of December 31, 1998 were as follows:

           S&P's/Moody's Rating(1)              Market    Amount Reflected     Percent of
                                                 Value    on Balance Sheet        Total
                                                   (Dollars in thousands)
AAA/Aaa (including United States Treasuries
of  $13,647)................................    $29,245        $29,245            64.6%
AA/Aa ......................................      9,807          9,807            21.6
A/A ........................................      4,544          4,544            10.0
BBB/Baa ....................................      1,712          1,712             3.8
     Total .................................    $45,308        $45,308           100.0%

(1) Ratings are assigned by Standard & Poor's ("S&P") or, if no S&P rating is available, by Moody's Investors Service Inc. ("Moody's").

          The National Association of Insurance Commissions ("NAIC") has a bond rating system by which it assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest
                                        -17-
quality. As of December 31, 1998, all of the Company's bond portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

          The weighted average maturity of the Company's bond portfolio at December 31, 1998 was 7.9 years. The composition of the Company's bond portfolio, classified by maturity, as of December 31, 1998 was as follows:

                                            Book            Market
                       Maturity             Value            Value
                                                (In thousands)
Due in one year or less.............      $  2,910         $  2,922
Due from one to five years..........        17,999           18,107
Due from five to ten years..........        14,987           15,643
Due after ten years.................         3,623            3,723
Mortgage-backed securities..........         5,009            4,913
     Total..........................       $44,528          $45,308

(1) Based on stated maturity dates with no prepayment assumptions.

          The Company's investment grade fixed maturity securities included mortgage backed bonds of $5 million, which are subject to risks associated with the variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than expected at the time of purchase. Securities backed by mortgages that have an amortized cost greater than par and are prepaid faster than expected will incur a reduction in yield, or a loss, while other securities that have an amortized cost less than par and are prepaid faster than expected will generate an increase in yield or a gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayments and a change in the interest rate environment and the repayment priority of the securities in the overall securitization structure.

          As of January 1, 1994, the Company adopted FASB Statement 115 and classified all of its securities as "available for sale." Under this classification, the fixed maturities classified as "available for sale" are carried at fair value and changes in fair values net of applicable income taxes are charged or credited directly to shareholders' equity. The Company has continued to classify all of its fixed income securities as "available for sale."

American Safety Risk Retention Group, Inc.

          Organization History. Following the enactment of the Risk Retention Act, American Safety, in order to establish a U.S. insurance carrier to market specialty environmental coverages, provided financial and technical assistance in connection with the organization of American Safety RRG in 1988. American Safety RRG is not owned by the Company but is managed by Synergy, the Company's principal U.S. program development, underwriting and administrative services subsidiary, on a fee-for-service basis. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act, its license from the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department") under the Vermont Captive Act as a stock captive insurance company, and state filings. Presently, five of the directors of American Safety RRG (Messrs. Treadway, Brueggen, Mauldin, Mueller and Walsh) are also directors of the Company. The directors of American Safety RRG are elected annually by the insureds/shareholders of American Safety RRG.

          American Safety transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety as the policy issuing carrier insuring general, pollution and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation. American Safety then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and American Safety has been an authorized reinsurer of American Safety RRG since 1988. The Company, through its insurance subsidiaries, participates in the business of American Safety RRG as its primary reinsurer under an excess of loss/quota share reinsurance arrangement. For policies written by American Safety RRG, the Company receives 44.1% of the premium and assumes 70% of the risk in the layer of the first $500,000 of loss per occurrence, subject to American Safety RRG's retention of the first $100,000 of loss in the aggregate each year. American Safety RRG also cedes 100% of the risk in the layer of $500,000 in excess of $500,000 per occurrence, and 100% of the risk in the layer of $5 million in excess of $1 million, to unaffiliated reinsurers. In the event that the unaffiliated reinsurers fail to pay claims covered by their reinsurance treaties, American Safety RRG would be obligated to pay such claims without the benefit of reinsurance recoveries within the specified layers. The Risk Retention Act facilitates the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to "liability" insurance and does not permit coverage of personal risk liability or workers' compensation. Membership in a risk retention group is limited to persons engaged in businesses or activities that are similar or related with respect to the liability to which the members are exposed by virtue of any related, similar, or common business, trade, products, services (including professional services), premises or operations. Ownership in a risk retention group is limited to persons
                                 -19-
  who are members of the group and who are provided insurance by the group.

          The Risk Retention Act and the Vermont Captive Act require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of the American Safety RRG's common stock upon the acceptance of the applicant as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, such person's share of common stock is automatically canceled and such person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act and the Securities and Exchange Act and are likewise not considered securities for purposes of any state securities registration law.

          Congress intended under the Risk Retention Act that the primary responsibility for regulating the financial condition of a risk retention group would rest on the state in which the group is licensed or chartered. American Safety RRG is subject to regulation as a captive insurer under the insurance laws of Vermont and, to a lesser extent, under the laws of each state in which it is doing business. The Risk Retention Act requires a risk retention group to provide a notice on each insurance policy which it issues to the effect that (i) the policy is issued by a risk retention group; (ii) the risk retention group may not be subject to all of the insurance laws and regulations of the state in which the policy is being issued; and (iii) no state insurance insolvency guaranty fund is available to the policies issued by the risk retention group.

          Management. Since 1990, Synergy has managed the nationwide operations of American Safety RRG from its offices in Atlanta, Georgia pursuant to a program management agreement. The program management agreement has a term of three years from January 1, 1997 through December 31, 1999, provided that the term continues for successive one year periods thereafter unless the management agreement is terminated on or before 90 days prior to the end of the initial term or any renewal term. American Safety RRG has also entered into local management services agreements since 1988 with captive management companies of national insurance brokerage or insurance companies with offices located in Burlington, Vermont to provide local administrative services.

          Synergy acts as the program manager for American Safety RRG pursuant to the program management agreement and is authorized to solicit and accept applications for insurance and to issue insurance contracts on behalf of American Safety RRG subject to program administration rules and procedures of American Safety RRG. The program management agreement between American Safety RRG and Synergy provides for payment
                                     -20-
of a monthly program management fee of $45,000 and a managing general agency commission of 10-15% of premium, depending on the amount of premium paid by the insured. Synergy is also compensated for direct production of business, and is reimbursed for marketing expenses actually incurred, and for loss control expenses actually incurred plus a 20% fee. The Company's recognized revenues from American Safety RRG for the years ended December 31, 1997 and December 31, 1998 are as follows:

                                                  Year Ended              Year Ended
                                               December 31, 1997      December 31, 1998
                                                         (Dollars in thousands)

Assumed premiums earned from
  American Safety RRG......................        $ 1,855                 $ 2,835
Ceded premiums to American Safety RRG......          1,250                   2,317
Net premiums earned........................            605                     518

Management fees............................            601                     714
Brokerage commission income................            908                     634
Loss control fees..........................             58                      73

          In the table above assumed premiums earned represent the assumption of a portion of liability risks by the Company from American Safety RRG, and ceded premiums represent the transfer of a portion of liability risks from the Company to American Safety RRG. Management fees include administrative services, underwriting services, claims administration services, financial, accounting, billing and collection services and consulting services.

          The Company derived approximately 16.1% ($2.2 million) of its revenues in 1997 and 11.6% ($1.9 million) of its revenues in 1998 from American Safety RRG for administrative and management fees, producing agent commissions, a loss control fee, reinsurance intermediary fees and reinsurance premiums.

Insurance Regulation

          The Company's primary insurance and reinsurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance.
     Insurance regulations are intended to provide safeguards for the policyholders rather than to protect shareholders of insurance companies or their holding companies.

          The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company
                                     -21-
or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies.

          Although the federal government does not directly regulate the business of insurance in the United States, federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the National Association of Insurance Commissioners ("NAIC"), federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities.

Bermuda Regulation

          American Safety, as a licensed Bermuda insurance company, and its Bermuda insurance subsidiary, American Safety Re, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Minister of Finance (the "Minister"). In deciding whether to grant registration, the Minister has discretion to act as he thinks fit in the public interest. The Minister is required by the Bermuda Act to determine whether an applicant for registration is a fit and proper body to be engaged in insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In connection with registration, the Minister may impose conditions relating to the writing of certain types of insurance business.

          The Bermuda Act requires, among other things, Bermuda insurance companies to meet and maintain certain standards of solvency, to file periodic reports in accordance with the Bermuda Statutory Accounting Rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency capital requirements of the Bermuda Act. Furthermore, the Minister is granted powers to supervise, investigate and intervene in the affairs of insurance companies. Neither American Safety nor American Safety Re has ever failed to meet the minimum solvency margin or the minimum liquidity ratios.
                                 -22-

          Neither American Safety nor American Safety Re is registered or licensed as an insurance company in any state or jurisdiction in the United States.

U.S. Regulation

          American Safety, as a specialty insurance holding company, does not itself do business in the United States. The Company, through its U.S. subsidiaries, does business in the United States. The Company's U.S. insurance subsidiary's operations are subject to state regulation where it is domiciled and where it writes insurance.

          American Safety Casualty, the Company's U.S. property and casualty insurer domiciled in Delaware, was acquired by the Company in 1993. American Safety Casualty is currently licensed as a property and casualty insurer in 45 states and the District of Columbia. The insurer is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted carrier. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. No other state has examined American Safety Casualty since it was acquired by the Company. As reported in its 1998 Annual Statement, the statutory capital and surplus of American Safety Casualty was approximately $8,904,000. The maximum amount of dividends which can be paid, without prior written approval of the Delaware Insurance Department, is limited to the greater of 10% of surplus as regard to policyholders or net income, excluding realized gains, of the preceding year. Accordingly, American Safety Casualty could pay dividends of approximately $890,400 in 1999 to the Company.

          The insurance laws of Delaware place restrictions on a change of control of American Safety as result of its ownership of American Safety Casualty. Under Delaware law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Delaware Insurance Department.

          American Safety Casualty, as a licensed carrier, is subject to state regulation of rates and policy forms in the various states in which direct premiums are written for its general liability and workers' compensation lines of business. Under such regulations, a licensed carrier may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. While American Safety Casualty is licensed to write workers' compensation insurance in a number of states, it presently does not produce direct premiums from such line of business, and is therefore not subject to such regulations with respect to this line of business. If American Safety Casualty, in the future, directly writes
     workers'   compensation   insurance,   it  would  become  subject  to  such
     regulations. American Safety Casualty, as a licensed carrier, is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds of insurance carriers which become
                                    -23-
unable to pay claims due to an insurer's insolvency. Assessments made against insurers participating in such funds are based on direct premiums written by participating insurers, as a percentage of total direct written premiums of all participating insurers.
Competition

          The casualty insurance and reinsurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer or reinsurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. The Company faces competition from a number of insurers who have greater financial and marketing resources and greater name recognition than the Company. Although the Company's business strategy is to develop insurance programs for the environmental remediation industry, the employee leasing and staffing industry, as well as other specialty industries and risks by targeting niche markets where its expertise is required and where competition is limited, the Company nevertheless encounters competition from other insurance companies engaged in insuring risks in broader lines of business which encompass the Company's niche markets and specialty programs, and such competition is expected to increase as the Company expands its operations.

Employees

          At December 31, 1998, the Company employed 55 persons, none of whom was represented by a labor union. Synergy employs all of the Company's employees and manages the Company's U.S. business operations, while the Company's Bermuda operations are managed under contract by Mutual Risk Management (Bermuda), Ltd., an unaffiliated party.
                                       -24-

Item 2.  Properties

          The Company's Bermuda offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The offices of the Company's U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3.  Legal Proceedings

          The Company, through its subsidiaries, is routinely a party to pending or threatened litigation in the normal course of its business. Based upon information presently available, in view of legal and other defenses available to the Company's subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of the Company's security holders during fourth quarter of the fiscal year ended December 31, 1998.

Management of the Company

          The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

                  Name    Age           Position

Lloyd A.  Fox..........   53            President and Director
Stephen R.  Crim.......   35            Executive Vice President
Joseph D.  Scollo, Jr..   35            Senior Vice President - Operations
Fred J.  Pinckney......   51            General Counsel and Secretary
Steven B.  Mathis......   31            Chief Financial Officer
J.  Jeffrey Hood.......   35            Vice President-Claims and Loss Control
Kenneth A.  Schneider..   38            Senior Vice President-Underwriting

          Lloyd A. Fox has been a director of the Company since 1996 and is President of the Company. Since 1990, Mr. Fox has headed the management of the Company's U.S. subsidiaries. He assisted as general legal counsel in the formation of American Safety in 1986. Previously, Mr. Fox was an attorney for 16 years in Atlanta, Georgia, where his
                                      -25-
practice centered on insurance, the environmental and construction industries, as well as corporate and taxation matters. He received a juris doctor degree from the University of Michigan Law School in 1974 and a bachelor of science degree in pharmacy from Brooklyn College of Pharmacy in 1968. Mr. Fox is a frequent speaker at insurance seminars and environmental training courses throughout the United States.

          Stephen R. Crim is Executive Vice President of the Company and has been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 12 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986.

          Joseph D. Scollo, Jr. is Senior Vice President - Operations of the Company since November 1998. Previously, Mr. Scollo served as senior vice president - operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 8 years experience in the insurance industry. Mr. Scollo received a bachelor of science degree in economics from Western New England College in 1985 and is a certified public accountant.

          Fred J. Pinckney became General Counsel and Secretary of the Company in October 1997. Previously, Mr. Pinckney was an attorney for 25 years in Atlanta, Georgia, where his practice centered on securities and corporate matters. Since 1988, Mr. Pinckney was a partner in the law firm of Parker, Johnson, Cook & Dunlevie, which merged in 1996 with Womble Carlyle Sandridge & Rice, PLLC, where he was a member until he joined the Company. He was involved as special legal counsel in the formation of American Safety in 1986 and acted as outside legal counsel to the Company prior to joining the Company. Mr. Pinckney received a juris doctor degree from the University of Michigan Law School in 1973 and a bachelor of arts degree in political science from the University of Pittsburgh in 1969.

          Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously he was the Company's controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 9 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

          J. Jeffrey Hood is Vice President-Claims and Loss Control of Synergy and of American Safety Casualty and has been responsible for loss control and safety matters since joining the Company in 1990. Previously, Mr. Hood had served as a loss control and safety
                                     -26-
coordinator and claims administrator for national technical and insurance organizations for four years. Mr. Hood received a bachelor of science degree in petroleum engineering from Mississippi State University in 1985.

          Kenneth A. Schneider is Senior Vice President-Underwriting of Synergy. Prior to joining the Company in 1997, Mr. Schneider was a senior vice president/managing director of Alexander & Alexander's environmental underwriting, risk management and consulting division from 1993 to 1997, a regional manager for marketing and underwriting for The ERIC Group from 1990 to 1993, and an environmental business manager for AIG Consultants from 1989 to 1990. Mr. Schneider has 16 years experience in the insurance and environmental industry. Mr. Schneider received a masters of business administration degree from the George Washington University in 1988 and a bachelor of science degree in geology from Beloit College in 1983.

                                      PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

          The Company's common shares commenced trading on the National Association of Security Dealers, Inc.'s National Market under the symbol "AMSFF" on February 13, 1998 as a result of the Company's completion of its initial public offering. The following table sets forth the high and low prices per share of the Company's common shares for the periods indicated.

Fiscal Year Ended December 31, 1998       High           Low

     First Quarter                      $ 13.50        $ 11.00
     Second Quarter                       14.75          11.12
     Third Quarter                        12.38           8.75
     Fourth Quarter                       10.00           6.75

          On February 5, 1999, the Company's common shares were listed and traded on the New York Stock Exchange, Inc. under the symbol "ASI" and the Company's prior listing on the National Association of Security Dealers, Inc.'s National Market ceased. The closing price of the Company's common shares on February 5, 1999, as reported on the New York Stock Exchange, Inc. was $9.94 per share. As of February 5, 1999, there were approximately 2,300 holders of the Company's common shares.

          The Company does not anticipate paying cash dividends on its common shares in the foreseeable future. As an insurance holding company, the Company's ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company's current policies are for its primary insurance and reinsurance subsidiaries to retain their capital for growth.

Item 6.                             Selected Financial Data

          The following table sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet data have been derived from the audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

                                                     Year Ended December 31,
                                           1994       1995       1996       1997      1998
                                         (In thousands, except per share and ratio data)
Income Statement Data:
Revenues:
Direct and assumed premiums
       earned........................   $  3,509   $  6,109   $  5,316   $ 10,590   $ 13,183
    Ceded premiums earned............        (89)      (362)    (1,044)    (2,243)    (3,994)
         Net premiums earned.........      3,420      5,747      4,272      8,347      9,189
    Net investment income............        663      1,346      1,207      1,647      2,847
    Interest on notes receivable.....          -          7        885        798      2,409
    Brokerage commission
      income.........................      1,706      2,145      1,881      1,999      1,114
    Management fees from
      affiliate......................        464        475        479        601        714
    Net realized gains (losses)......       (118)       200        177         84        443
    Other income.....................          -          -          5         14         24
         Total revenues..............      6,135      9,920      8,906     13,490     16,740

Expenses:
    Losses and loss adjustment
       expenses incurred.............      1,424      2,905      2,056      4,093      5,177
    Acquisition expenses.............        517      1,086        646      2,336      1,010
    Other expenses...................      2,247      2,029      3,110      3,494      4,798
         Total Expenses..............      4,188      6,020      5,812      9,923     10,985
         Earnings before
            income taxes.............      1,947      3,900      3,094      3,567      5,755
Income Taxes.........................        329        720        177        356       (199)
Net earnings.........................    $ 1,618    $ 3,180    $ 2,917    $ 3,211    $ 5,954
Net diluted earnings
    per share........................    $  0.54    $  1.07    $  0.98    $  1.08    $  1.04

Common shares and common
    share equivalents used in
    computing net diluted earnings
    per shares.......................      2,983      2,964      2,964      2,964      5,738



GAAP Ratios:
Loss and loss adjustment expense
    ratio............................       41.6%      50.5%      48.1%      49.0%      56.3%







Expense Ratio........................       30.7       23.4       29.3       32.8       16.9
Combined ratio.......................       72.3%      73.9%      77.4%      81.8%      73.2%
Net premiums written to
  Equity              ...............        0.3x       0.4x       0.3x       0.4x       0.2x


Statutory Ratios:
Loss and loss adjustment
  expense ratio .....................       41.6%      50.5%      48.1%      49.0%      56.3%

Expense ratio........................       27.9       21.9       27.1       30.5       16.2
Combined ratio.......................       69.5%      72.4%      75.2%      79.5%      72.5%

Balance Sheet Data (at end of
period)
Total investments....................   $ 17,393   $ 20,648   $ 17,964   $ 29,341   $ 51,048
Total assets.........................     20,344     27,143     31,299     47,668     86,147
Unpaid loss and loss
  adjustment expenses................      6,048      8,294      8,914     11,572     14,700
Total liabilities....................      8,406     10,529     13,267     25,827     26,878
Total shareholders' equity...........     11,938     16,614     18,032     21,841     59,269


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

          The information in the following discussion is presented on the basis of generally accepted accounting principles ("GAAP") and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are approximations.

Overview

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

          The Company insures and places risks through its U.S. insurance subsidiary, as well as its non-subsidiary risk retention group affiliate and substantial unaffiliated insurance and reinsurance companies. The Company also reinsures and places, through its Bermuda reinsurance subsidiary and substantial unaffiliated reinsurers, a portion of the risks underwritten directly by its U.S. insurance subsidiary, its risk retention group affiliate and other insurers. Substantially all of the reinsurance business that the Company currently assumes is for primary insurance programs that the Company has developed and underwritten.

          The Company is able to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and a risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income, as appropriate.

          The Company's general, pollution, professional liability, and surety (other than bail bonds) lines of business are written primarily for environmental remediation contractors, consultants and property owners involved with environmental risks. Environmental remediation contractors are involved in the removal or abatement of hazardous materials and conditions such as asbestos, lead, underground storage tanks and other environmental risks. Environmental consultants and similar professional firms engage in the detection and analysis of hazardous materials and the design and monitoring of remediation projects. The general, pollution, and professional liability policies written and reinsured by the Company are issued for specific environmental remediation risks, have limited (rather than absolute) pollution exclusions and contain aggregate limits of liability. The Company's workers' compensation line of business is written primarily for environmental industry businesses and the employee leasing and staffing industry. The workers' compensation coverage for contractors involved in environmental remediation includes coverage for risks which may include occupational diseases from exposure to hazardous substances. Surety bonds issued by the Company guarantee the performance of environmental and other contractors on environmental remediation and construction projects, and the payment of sums due to laborers, materialmen and suppliers.

          The Company's revenues are comprised of risk premium revenues, program management fees, insurance and reinsurance brokerage commissions, investment income, interest on secured notes receivable, net realized gains from the sale of investment securities, and other income. The Company's primary revenue source has been reinsurance assumed from its U.S. insurance subsidiary, its risk retention group affiliate and other insurers, for which the Company has developed specialty insurance programs. The Company and its risk retention group affiliate write only casualty coverages and therefore do not participate in reinsuring first party property coverages.

          The Company's development and structuring of programs are focused primarily on the generation of revenues and earnings, whether attributable to underwriting profits, fees, commissions, or a combination of these items. For example, a profitable program may be structured to result in break-even underwriting results in the Company's insurance subsidiaries, while at the same time creating revenues and earnings in the Company's program management or insurance brokerage subsidiaries.

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

Combined Ratio

          The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. The Company's reported combined ratio for its insurance operations may not provide an accurate indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries. Depending on the Company's mix of business going forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of insurance programs to the Company.

Reserves

          Certain of the Company's insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation risks, as well as workers' compensation policies, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, opinions and rate studies. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that the ultimate payments will not materially exceed the Company's reserves.

Year 2000

          The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. The Company, together with consulting outside vendors, has reviewed its information technology systems (i.e., underwriting, insureds, claims and accounting) and believes that the systems will process date information accurately and without interruption when required to process dates in the year 1999 and beyond.

          In the context of Year 2000 issues, the Company has identified the following general categories of business partners as material to the
     Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment managers, insurance brokers, agents and producers, reinsurers and reinsurance intermediaries
                                       -33-
and utilities. The Company has been in contact with its material business partners to determine their state of readiness with regard to Year 2000 compliance and the potential impact on the Company. Based on the information available to the Company, the Company has not currently identified a material business partner that will not be compliant with respect to Year 2000 issues. However, there can be no assurance that such material business partners will be Year 2000 compliant, and such noncompliance could have a material affect on the Company's financial condition and results of operations.

          The Company has conducted a review of its underwriting guidelines and policies, and has determined that the insurance policies issued by the Company did not insure Year 2000 claims. However, changing social and legal trends may create unintended coverage for claims by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue was specifically excluded or included.

          The Company anticipates that its information technology systems will be Year 2000 compliant on or before June 30, 1999. The Company's contingency plan for any Year 2000 noncompliance of its information technology systems involves the manual entering and outputting of business records. The Company believes it has sufficient employees and other staff available to maintain its current level of customer service. To date, the Company has spent less than $100,000 on hardware and software relating to Year 2000 compliance and the Company does not anticipate any significant additional expenditures with respect to the Year 2000 issue.
                                     -34-

Forward Looking Statements

          This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainties that are subject to change based on various factors, including, without limitation, the competitive conditions in the insurance industry, the unpredictable developments in loss trends, the adequacy and changes in loss reserves, the market acceptance of new coverages and enhancements, and the changes in levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

    The following table sets forth the Company's consolidated revenues:


                                                                                     Percent Increase
                                                      Year Ended December 31             (Decrease)
                                                                                     1996 to       1997 to
                                                   1996        1997       1998         1997          1998
                                                          (In thousands)

Net Premiums earned:
      Reinsurance:
             Workers' Compensation               $ 2,620     $ 5,144     $ 6,135       96.3%        19.3%
             General Liability from affiliate      1,522       1,463       2,381       (3.9)        62.7
             Auto Liability                            -           -          96        0.0        100.0
                Total reinsurance                  4,142       6,607       8,612       59.5         30.3

     Primary Insurance:
            Surety                                   130       1,740         577    1,238.5        (66.8)
                Total primary reinsurance            130       1,740         577    1,238.5        (66.8)
                  Total net premiums earned        4,272       8,347       9,189       95.4         10.1

Net Investment Income                              1,207       1,647       2,847       36.5         72.9
Interest on notes receivable                         885         798       2,409       (9.8)       201.9
Commission and fee income:
     Brokerage commission income                   1,881       1,999       1,114        6.3        (44.3)
     Management fees from affiliates                 479         601         714       25.5         18.8
            Total commission and fee income        2,360       2,600       1,828       10.2        (29.7)

Net realized gains (losses)                          177          84         443      (52.5)       427.4
Other income                                           5          14          24      180.0         71.4
                  Total Revenues                 $ 8,906    $ 13,490    $ 16,740       51.5%        24.1%


          The following table sets forth the components of the Company's statutory combined ratio for the period indicated:

                                                 1996      1997     1998
Insurance Operations
     Loss & Loss Adjustment Expense Ratio        48.1%     49.0%    56.3%
     Expense Ratio                               29.3      32.8     16.9
          Combined Ratio                         77.4%     81.8%    73.2%

Year Ended December 31, 1998 to Year ended December 31, 1997

          Net Premiums Earned. Net premiums earned increased 10.1% from $8.3 million in 1997 to $9.2 million in 1998. The principal factors accounting for the result were an increase of workers' compensation reinsurance premiums by 19.3% or $991,000 and an increase of general liability reinsurance premiums by 62.7% or $918,000. Those increases were partially offset due to a decrease of surety premiums by 66.8% or $1,163,000, which can be attributed to reduced bail bond premium production from a discontinued program during 1997 which produced $1.4 million in net earned premium in such year.

          Net Investment Income. Net investment income increased 72.9% from $1.6 million in 1997 to $2.8 million in 1998 as a result of the investment of additional cash flows from insurance operations and from investment of the Company's initial public offering proceeds during 1998. The average annual pre-tax yield on investments was 7.0% in 1997 and 7.1% in 1998. The average annual after-tax yield on investments was 6.3% in 1997 and 6.7% in 1998.

          Interest from Notes Receivable. Interest from notes receivable increased 201.9% from $798,000 in 1997 to $2,409,000 in 1998 as a result of an increase of $10.9 million in outstanding secured notes receivable. These notes bear interest rates ranging from 9% to 25% and are payable on various dates.

          Brokerage Commission Income. Income from insurance brokerage operations decreased 44.3% from $2.0 million in 1997 to $1.1 million in 1998 as a result of additional premiums being written by the Company's U.S. insurance subsidiary in which acquisition expenses and brokerage income are eliminated due to consolidation.

          Management Fees. Management fees increased 18.8% from $601,000 in 1997 to $714,000 in 1998 as a result of increased service levels provided by the Company to its risk retention group affiliate.

          Net Realized Gains. Net realized gains from the sale of investments increased from $84,000 in 1997 to $443,000 in 1998, primarily from the sale of fixed maturities due to favorable market conditions.

          Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 26.5% from $4.1 million in 1997 to $5.2 million in 1998 primarily due to a 10.1% increase in net earned premiums combined with an increase in the projected losses for workers' compensation and a decrease in the projected losses for general liability. The Company has recorded loss and loss adjustment expenses for workers' compensation to the aggregate stop-loss attachment point of its reinsurance.

          Acquisition Expenses. Policy acquisition expenses decreased 56.8% from $2.3 million in 1997 to $1 million in 1998 as a result of increased premiums written by the Company's U.S. insurance subsidiary and produced by the Company's U.S. brokerage subsidiary where acquisition expenses and brokerage income are eliminated due to consolidation.

          Other Expenses. Other expenses increased 37.3% from $3.5 million in 1997 to $4.8 million in 1998 which is primarily due to salary and employee benefit increases resulting from additional staffing for new and existing programs.

          Income Taxes. Federal and state income taxes decreased from $355,531 in 1997 to a benefit of $199,244 in 1998 due to additional premiums being ceded to the Company's Bermuda reinsurance subsidiary and investment income earned in Bermuda.
                                    -38-

Year Ended December 31, 1997 compared to Year Ended December 31, 1996.

          Net Premiums Earned. Net premiums earned increased 95.4% from $4.3 million in 1996 to $8.3 million in 1997. The principal factor accounting for the increase was the Company's assumption in 1997 of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 96.3% from $2.6 million in the 1996 to $5.1 million in 1997. The magnitude of this increase was also affected by workers' compensation premium refunds of $782,000 in 1996 on business that had been recorded in the prior year. In workers' compensation insurance, annual premium payments are generally determined on the basis of the insured company's payroll. At the start of a policy year, the level of payroll is unknown and must be estimated. The insured then pays workers' compensation premiums based on this estimate of future payroll. At policy expiration, an audit is performed to determine the insured's actual payroll for the policy period. Then, the actual payroll is compared to the original estimate, and either an additional workers' compensation premium is billed or a return premium is refunded. The workers' compensation premium refunds of $782,000, which reduced the Company's 1996 revenues, were a result of changes in the Company's estimate of the ultimate premium, based upon audits of the insured's 1994 and 1995 payroll estimates.

          General liability reinsurance premiums remained substantially the same from $1.5 million in 1996 to $1.5 million in 1997. In the Company's primary insurance business, net premiums earned from the Company's U.S. insurance subsidiary's surety program increased from $130,000 in 1996 to $1.7 million in 1997, primarily due to the initiation of a bail bond program in 1997 which produced $1.4 million in net premiums earned in such year. The Company has discontinued its participation in the prior bail bond program due to inadequate premium production.

          Net Investment Income. Net investment income increased 36.5% from $1.2 million in 1996 to $1.6 million in 1997 as a result of the investment of additional cash flows from insurance operations. The average annual pre-tax yield on investments was 6.2% in 1996 and 7% in 1997. The average annual after-tax yield on investments was 5.6% in 1996 and 6.3% in 1997.

          Interest  from  Notes  Receivable.   Interest  from  notes  receivable
     decreased 9.8% from $885,000 in 1996 to $798,000 in 1997. This decrease resulted primarily from a decrease in the outstanding notes receivable.

          Brokerage Commission Income. Income from insurance brokerage operations increased 6.3% from $1.9 million in 1996 to $2 million in 1997 as a result of increased
                                 -39-
commissions derived from insurance business produced through the Company's risk retention group affiliate and unaffiliated insurance companies.

          Management Fees. Management fees increased 25.5% from $479,000 in 1996 to $601,000 in 1997 as a result of increased service levels provided by the Company to its risk retention group affiliate.

          Net Realized Gains. Net realized gains from the sale of investments decreased from $177,000 in 1996 to $84,000 in 1997.

          Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 99.1% from $2.1 million in 1996 to $4.1 million in 1997 due to the 95.4% increase in net premiums earned and a corresponding increase in reserves primarily due to the increase in the workers' compensation line of business.

          Acquisition Expenses. Policy acquisition expenses increased from $646,000 in 1996 to $2.3 million in 1997. This increase resulted from the initiation of the bail bond program which was structured to have an expense ratio of approximately 96%.

          Other Expenses. Other expenses increased 12.4% from $3.1 million in 1996 to $3.5 million in 1997 due to salary and employee benefit increases resulting from additional staffing for new and existing programs.

          Income Taxes. Federal and state income taxes increased from $177,000 in 1996 to $356,000 in 1997 due to increased taxable income in the Company's U.S. insurance subsidiary.

Liquidity and Capital Resources

          The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity.

          On a consolidated basis, net cash provided from operations was $3.6 million for 1996, $9.4 million for 1997 and $2.7 million for 1998. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established relatively large loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claim payments are made.

          Total assets increased from $31.3 million at December 31, 1996 to $47.7 million at December 31, 1997, and to $86.1 million at December 31, 1998, primarily due to increases in cash, invested assets, and notes receivable. Cash, invested assets and notes receivable increased from $27.3 million at December 31, 1996 to $37.4 million at December 31, 1997, and to $72 million at December 31, 1998 as a result of increases in net premiums written, investment income, and the proceeds from the Company's initial public offering.

          American Safety is an insurance holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. As an insurance holding company, American Safety's ability to pay dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to pay dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.

          In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of December 31, 1998, the Company had no investments in derivative instruments.

Income Taxes

          American Safety is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts American Safety and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company's U.S. subsidiaries are subject to taxation in the United States.

Impact of Inflation

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's Consolidated Balance Sheets includes assets whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has no direct commodity or foreign exchange risk as of December 31, 1998. The estimated fair value of the Company's investment portfolio at December 31, 1998 was $51.0 million, 93% of which was invested in fixed maturities and short-term investments, and 7% of which was invested in equity securities.

Equity Price Risk

          The Company invests funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed income investments. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains and losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

          The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 1998. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                                                                                        Estimated Fair      Hypothetical
                                                  Estimated                              Value after      Percentage Increase
                                                 Fair Value at      Hypothetical        Hypothetical        (Decrease) in
                                               December 31, 1998    Price Change       Change in Prices  Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------

Equity Securities                                   $3,453           20% increase          $ 4,144              1.0%
                                                                     20% decrease            2,762             (1.0)

Interest Rate Risk

          The Company's fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

          Approximately three quarters of the Company's investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, the fair value of the fixed maturity portfolio rises. The changes in the fair market value of the fixed maturity portfolio are presented as a component shareholders' equity in accumulated other comprehensive income, net of taxes.

          The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company's liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

          The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 1998. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                                                Hypothetical
                                                                         Estimated Fair          Percentage
Fixed Maturity                        Carrying    Estimated Change   Value after       Increase (Decrease)
Investments                             Value at      in Interest Rate    Hypothetical         in Shareholders's
                                        December 31,   (bp=basis points)Change in Interest           Equity
                                           1998                               Rate
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities and              $13,647      200bp decrease        $14,858                   2.0%
obligations of U.S.                                    100bp decrease         14,235                   1.0
government agencies                                    100bp increase         13,092                  -0.9
                                                       200bp increase         12,567                  -1.8
-----------------------------------------------------------------------------------------------------------------
Obligations of states,                     $6,749      200bp decrease         $7,646                   1.5%
municipalities and political                           100bp decrease          7,180                   0.7
subdivisions                                           100bp increase          6,349                  -0.7
                                                       200bp increase          5,979                  -1.3
-----------------------------------------------------------------------------------------------------------------
Collateralized Mortgage                    $4,913      200bp decrease         $5,048                   0.2%
Obligations                                            100bp decrease          4,988                   0.1
                                                       100bp increase          4,829                  -0.1
                                                       200bp increase          4,733                   0.3
-----------------------------------------------------------------------------------------------------------------
Corporate Bonds (including                $22,286      200bp decrease        $24,038                   3.0%
short-term investments                                 100bp decrease         23,102                   1.4
                                                       100bp increase         21,550                  -1.2
                                                       200bp increase         20,872                  -2.4
-----------------------------------------------------------------------------------------------------------------








------------------------------------------------------------------------------------------------------------------
Notes receivable                         $16,220       200bp decrease        $16,544                   0.5%
                                                       100bp decrease         16,382                   0.3
                                                       100bp increase         16,058                  -0.3
                                                       200bp increase         15,896                  -0.5
------------------------------------------------------------------------------------------------------------------










Item 8.        Financial Statements and Supplementary Data

          The Company's  consolidated  financial  statements required under this
     Item 8 are included as part of Item 14 of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    None.

                              PART III


Item 10.       Directors and Executive Officers of the Registrant

          The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company's 1999 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 11.       Executive Compensation

          The information required by this Item 11 regarding executive compensation will be set forth in the Company's 1999 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

          The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company's 1999 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.       Certain Relationships and Related Transactions

          The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company's 1999 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

                                 PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         (a) Financial Statements Schedules, and Exhibits

            1.       Financial Statements

          The following is a list of financial statements, together with reports thereon, filed as part of this Report:

      -Independent Auditors' Report
      -Consolidated Balance Sheets at December 31, 1998 and 1997 -Consolidated Statements of Earnings for the Years Ended December 31,
             1998, 1997 and 1996
      -Consolidated Statements of Shareholders' Equity for the Years Ended
             December 31, 1998, 1997 and 1996
      -Consolidated Statements of Cash Flows for the Years Ended December 31,
             1998, 1997 and 1996
      -Consolidated Statements of Comprehensive Earnings for the Years Ended
             December 31, 1998, 1997 and 1996
      -Notes to Consolidated Financial Statements

           2.        Financial Statement Schedules

          The following is a list of financial statement schedules filed as part of this Report:

                Schedule
                 Number                                           Page

       -Schedule II - Condensed Financial Statements               52
                      (Parent only)
       -Schedule III - Supplemental Information                    56
       -Schedule IV - Reinsurance                                  57

                  Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

           3.       Exhibits

                                    The following is a list of exhibits required
to be filed as part of this Report:


  Exhibit
   Number                    Title
    3.1*   Memorandum of Association of the Company
    3.2*   Form of Bye-Laws of the Company
    4.1*   Common Share Certificate
   10.1*   Employment Contract between the Company and Lloyd A.  Fox
   10.2*   Incentive Stock Option Plan
   10.3*   Directors Stock Award Plan
   10.4**  Lease Agreement between 1845 Tenants-In-Common (formerly known as Windy Hill Exchange, L.L.C.) and Synergy Insurance Services, Inc. (formerly known as Environmental Management Services, Inc.) for office space in Atlanta, Georgia.
   10.5* Program Management Agreement between Synergy Insurance Services, Inc. (formerly known as Environmental Management Services, Inc.) and American Safety Risk Retention Group, Inc.
   21.1*   Subsidiaries of the Company
   27      Financial Data Schedule

          *Incorporated by reference to the Exhibits to Registrant's Amendment No. 1 to Registration Statement filed January 27, 1998 on Form S-1 (Registration No. 333-42749)

          **Incorporated by reference to the Exhibits to Registrant's Amendment No. 1 to Registration Statement filed December 19, 1997 on Form S-1 (Registration No. 333-42749)

     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.
                                       -48-

                              SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                     AMERICAN SAFETY INSURANCE GROUP, LTD.



                                     By:____________________________________
                                        Lloyd A.  Fox
                                        President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 1999.

Signature                                     Title

__________________________________      President and Director
Lloyd A. Fox                           (Principal Executive Officer)
__________________________________      Chief Financial Officer
Steven B. Mathis                       (Principal Financial Officer and
                                        Principal Accounting Officer)
__________________________________      Chairman of the Board of Directors
Frederick C. Treadway
__________________________________      Director
David V. Brueggan
__________________________________      Director
Cody W. Birdwell
__________________________________      Director
William O. Mauldin, Jr.
__________________________________      Director
Thomas W. Mueller
__________________________________      Director
Timothy E. Walsh

                         SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                 AMERICAN SAFETY INSURANCE GROUP, LTD.


                                   By: /s/ Lloyd A. Fox
                                       Lloyd A. Fox
                                       President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 1999.


   Signature               Title

/s/ Lloyd A. Fox
____________________       President and Director
Lloyd A. Fox              (Principal Executive Officer)

/s/ Steven B. Mathis
____________________       Chief Financial Officer
Steven B. Mathis          (Principal Financial Officer and
                           Principal Accounting Officer)

/s/ Frederick C. Treadway
_________________________  Chairman of the Board of Directors
Frederick C. Treadway

/s/ David V. Brueggan
_________________________  Director
David V. Brueggan

/s/ Cody W. Birdwell
_________________________  Director
Cody W. Birdwell

/s/ William O. Mauldin, Jr.
___________________________Director
William O. Mauldin, Jr.

/s/ Thomas W. Mueller
__________________________ Director
Thomas W. Mueller

/s/ Timothy E. Walsh
__________________________ Director
Timothy E. Walsh


                                         -50-

Independent Auditors' Report


The Board of Directors
American Safety Insurance Group, Ltd.:


We have audited the consolidated financial statements of American Safety Insurance Group, Ltd. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index.These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Group, Ltd. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Atlanta, Georgia
March 2, 1999
                                           /S/ KPMG, LLP

                                               (Continued)

                         AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                        Consolidated Balance Sheets

                                         December 31, 1997 and 1998


                                    Assets                                            1997                1998
                                    ------                                            ----                ----

Investments:
    Securities available for sale, at fair value:
      Fixed maturities                                                            $ 26,462,275        $ 45,308,326
      Common stock                                                                   1,054,549           3,453,123
    Short-term investments                                                           1,823,830           2,286,320
                                                                                   -----------         -----------
           Total investments                                                        29,340,654          51,047,769

Cash                                                                                 2,768,831           4,737,132
Accrued investment and interest income                                                 781,798           2,441,857
Notes receivable:
    Related parties                                                                    580,000             280,000
    Other                                                                            4,697,804          15,939,894
Premiums receivable                                                                  6,809,436           5,838,567
Commissions receivable                                                                  18,630              22,569
Ceded unearned premium                                                                 649,175           1,742,021
Reinsurance recoverable                                                                778,975           1,840,884
Due from affiliate                                                                     288,951             668,074
Income tax recoverable                                                                 152,802             277,292
Deferred income taxes                                                                  209,795             362,951
Goodwill                                                                               270,010             252,239
Other assets                                                                           321,339             696,223
                                                                                   -----------         -----------

           Total assets                                                           $ 47,668,200        $ 86,147,472
                                                                                    ==========          ==========

                     Liabilities and Shareholders' Equity

Liabilities:
    Unpaid losses and loss adjustment expenses                                      11,571,539          14,700,473
    Unearned premiums                                                                2,331,579           3,894,568
    Liability for deductible fees held                                               3,539,032             244,998
    Reinsurance on paid loss and loss adjustment expenses                              256,085             380,858
    Reinsurance deposits on retroactive contract                                       537,500             332,430
    Ceded premiums payable                                                           5,990,907           4,382,922
    Due to affiliate:
      Ceded premiums payable                                                           217,062             201,778
      Reinsurance on paid loss and loss adjustment expenses                             41,085              52,151
    Accounts payable and accrued expenses                                            1,342,515           2,688,001
                                                                                   -----------         -----------
           Total liabilities                                                        25,827,304          26,878,179
                                                                                    ----------          ----------

Shareholders' equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
      no shares issued and outstanding                                                       -                   -
    Common stock, $0.01 par value; authorized 15,000,000 shares; issued and outstanding at December 31, 1997, 2,925,230 shares, and at
      December 31, 1998, 6,074,770 shares                                               29,252              60,747
    Additional paid-in capital                                                       2,751,789          33,809,141
    Retained earnings                                                               18,751,222          24,705,471
    Accumulated other comprehensive income                                             308,633             693,934
                                                                                   -----------         -----------
           Total shareholders' equity                                               21,840,896          59,269,293
                                                                                    ----------          ----------

           Total liabilities and shareholders' equity                             $ 47,668,200        $ 86,147,472
                                                                                    ==========          ==========


See accompanying notes to consolidated financial statements.

                         AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                     Consolidated Statements of Earnings

                                Years ended December 31, 1996, 1997, and 1998


                                                                       1996               1997               1998
                                                                       ----               ----               ----


Revenues:
    Direct premiums earned                                          $   810,921         $ 3,514,559       $ 3,532,154
    Assumed premiums earned:
      Affiliate                                                       1,982,290           1,855,739         2,834,855
      Nonaffiliates                                                   2,523,198           5,219,394         6,815,696
                                                                      ---------          ----------         ---------
           Total assumed premiums earned                              4,505,488           7,075,133         9,650,551
                                                                      ---------          ----------         ---------

    Ceded premiums earned:
      Affiliate                                                         541,129           1,250,974         2,317,414
      Nonaffiliates                                                     502,858             991,611         1,676,677
                                                                      ---------          ----------        ----------
           Total ceded premiums earned                                1,043,987           2,242,585         3,994,091
                                                                      ---------          ----------        ----------

           Net premiums earned                                        4,272,422           8,347,107         9,188,614
                                                                      ---------          ----------         ---------

    Net investment income                                             1,206,193           1,646,926         2,847,359
    Interest on notes receivable                                        885,436             798,139         2,408,908
    Brokerage commission income                                       1,880,732           1,998,923         1,113,843
    Management fees from affiliate                                      478,963             601,319           713,528
    Net realized gains                                                  177,321              83,548           443,230
    Other income                                                          4,800              13,874            24,367
                                                                      ---------          ----------        ----------
           Total revenues                                             8,905,867          13,489,836        16,739,849
                                                                      ---------          ----------        ----------

Expenses:
    Losses and loss adjustment expenses incurred                      2,055,558           4,092,728         5,177,033
    Acquisition expenses                                                645,980           2,335,883         1,009,906
    Payroll and related expenses                                      1,918,279           2,371,051         3,500,676
    Other expenses                                                    1,191,806           1,123,629         1,297,229
                                                                      ---------          ----------        ----------
           Total expenses                                             5,811,623           9,923,291        10,984,844
                                                                      ---------          ----------        ----------

           Earnings before income taxes                               3,094,244           3,566,545         5,755,005

Income taxes                                                            176,509             355,531          (199,244)
                                                                      ---------          ----------         ---------

           Net earnings                                             $ 2,917,735         $ 3,211,014       $ 5,954,249
                                                                      =========          ==========         =========

Net earnings per share comprehensive earnings:
    Basic                                                           $  0.98             $  1.08           $  1.05
                                                                       ----                ----              ----
    Diluted                                                         $  0.98             $  1.08           $  1.04
                                                                       ----                ----              ----

Average number of shares outstanding:
    Basic                                                             2,963,931          2,963,931         5,661,700
                                                                      ---------          ---------         ---------
    Diluted                                                           2,963,931          2,963,931         5,738,039
                                                                      ---------          ---------         ---------

See accompanying notes to consolidated financial statements.

                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                             Consolidated Statements of Shareholders' Equity

                                Years ended December 31, 1996, 1997, and 1998


                                                                       1996             1997            1998
                                                                       ----             ----            ----

Common stock - number of shares:
    Balance at beginning of period                                    2,872,830        2,872,830       2,925,230
    Shares redeemed and canceled                                              -                -               -
    Shares issued in connection with purchase of minority
      interest                                                                -                -               -
    Issuance of common shares                                                 -           52,400       3,149,540
                                                                    -----------      -----------      ----------
    Balance at end of period                                          2,872,830        2,925,230       6,074,770
                                                                    ===========      ===========      ==========

Common stock:
    Balance at beginning of period                                  $    28,728      $    28,728     $    29,252
    Shares redeemed and canceled                                              -                -               -
    Shares issued in connection with purchase of minority
      interest                                                                -                -               -
    Issuance of common shares                                                 -              524          31,495
                                                                     ----------       ----------       ---------
    Balance at end of period                                             28,728           29,252          60,747
                                                                     ----------       ----------      ----------
Additional paid-in capital:
    Balance at beginning of period                                    2,455,034        2,455,034       2,751,789
    Shares redeemed and canceled                                              -                -               -
    Shares issued in connection with purchase of minority
      interest                                                                -                -               -
    Issuance of common shares                                                 -          296,755      31,057,352
                                                                     ----------       ----------      ----------
    Balance at end of period                                          2,455,034        2,751,789      33,809,141
                                                                     ----------       ----------      ----------
Retained earnings:
    Balance at beginning of period                                   13,394,948       15,540,208      18,751,222
    Net earnings                                                      2,917,735        3,211,014       5,954,249
    Dividends declared and paid                                        (772,475)               -
                                                                    -----------      -----------      ----------
                                                                                                               -
    Balance at end of period                                         15,540,208       18,751,222      24,705,471
                                                                     ----------       ----------      ----------

Accumulated other comprehensive income:
      Balance at beginning of period                                    735,322            8,137         308,633
      Unrealized gain (loss) during the period (net of
        deferred tax benefit (expense) of $26,759,
        $(76,157), and $(6,236), respectively)                         (727,185)         300,496         385,301
                                                                    -----------      -----------     -----------
      Balance at end of period                                            8,137          308,633         693,934
                                                                    -----------      -----------     -----------

           Total shareholders' equity                              $ 18,032,107     $ 21,840,896    $ 59,269,293
                                                                     ==========       ==========      ==========


See accompanying notes to consolidated financial statements.

                         AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flow

                             Years ended December 31, 1996, 1997, and 1998


                                                                               1996               1997              1998
                                                                               ----               ----              ----

Cash flow from operating activities:
   Net earnings                                                             $  2,917,735      $  3,211,014      $  5,954,249
   Adjustments to reconcile net earnings to net cash provided by operating activities:
       Realized losses (gains) on sale of investments                           (177,321)          (83,548)         (443,230)
       Amortization of deferred acquisition costs                                371,572           650,698           265,586
       Change in:
         Accrued investment and interest income                                 (765,254)          248,239        (1,660,059)
         Premiums receivable                                                    (584,465)       (5,567,376)          612,725
         Commissions receivable                                                    8,630            45,586            (3,939)
         Reinsurance recoverable and ceded unearned premiums                    (318,672)       (1,077,334)       (2,154,755)
         Due from affiliate                                                      (90,279)           67,893           (20,979)
         Income taxes                                                           (318,545)          (44,529)         (277,646)
         Unpaid losses and loss adjustment expenses                              620,805         2,657,079         3,128,934
         Unearned premiums                                                       611,395           967,120         1,562,989
         Liability for deductible fees held                                            -         4,076,532        (3,499,104)
         Ceded premiums payable                                                  533,457         4,811,440        (1,535,283)
         Due to affiliate                                                        (78,335)          259,192           (76,920)
         Accounts payable and accrued expenses                                 1,185,781          (369,528)        1,285,281
         Other, net                                                             (318,356)         (450,496)         (404,211)
                                                                            ------------      ------------         ----------
                Net cash provided by operating activities                   $  3,598,148      $  9,401,982      $  2,733,638
                                                                            ------------      ------------         ---------

Cash flow from investing activities:
   Purchases of fixed maturities                                            $(20,967,644)     $(19,577,784)     $(82,199,114)
   Purchase of common stocks                                                    (968,383)       (2,078,706)       (3,526,905)
   Proceeds from maturity and redemption of fixed maturities                   2,817,810         1,040,956        22,543,671
   Proceeds from sale of fixed maturities                                     20,622,008         9,290,969        41,620,120
   Proceeds from sale of common stock                                            584,563         1,749,354         1,129,500
   Proceeds from sale of preferred stock                                         132,319                 -                 -
   Decrease (increase) in short-term investments                                (122,417)       (1,351,413)         (462,490)
   (Increase) in notes receivable - other                                       (756,841)          215,061       (11,242,090)
   Decrease (Increase) in notes receivable - related parties                  (3,924,670)          566,841           300,000
   Purchase of fixed assets, net                                                (167,971)          (57,665)          (16,876)
                                                                             -----------       -----------       ------------
                Net cash used in investing activities                       $ (2,751,226)     $(10,202,387)     $(31,854,184)
                                                                              ----------       -----------       ------------

Cash flow from financing activities:
   Proceeds from sale of common stock                                                  -           297,279        31,088,847
   Dividends paid                                                               (772,475)                -                 -
                                                                              ----------       ------------      -----------
                Net cash used in financing activities                       $   (772,475)     $     297,279     $ 31,088,847
                                                                              ----------       ------------      -----------

                Net increase (decrease) in cash                                   74,447          (503,126)        1,968,301

Cash at beginning of period                                                    3,197,510         3,271,957         2,768,831
                                                                             -----------         ---------         ---------

Cash at end of period                                                       $  3,271,957      $  2,768,831      $  4,737,132
                                                                             ===========       ===========        ==========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                      $    293,000      $    490,000      $     80,000
                                                                             ===========       ===========        ==========

     Interest paid                                                          $          -      $     54,010      $          -
                                                                             ===========       ===========        ==========


See accompanying notes to consolidated financial statements.

                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                            Consolidated Statements of Comprehensive Earnings

                               Years ended December 31, 1996, 1997 and 1998

                                                                                 1996              1997             1998
                                                                                 ----              ----             ----

Net Earnings                                                                $ 2,917,735        $ 3,211,014     $ 5,924,249
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale                     (730,640)           470,427          31,854
Reclassification Adjustment for realized gains included in net earnings         (23,304)           (93,773)        359,682
                                                                             ----------        -----------        -------

Total other comprehensive earnings (loss) before taxes                         (753,944)           376,654         391,536
Income tax expense (benefit) related to items of comprehensive income           (26,759)            76,157           6,236
                                                                             ----------        -----------      ----------

Other comprehensive earnings (loss) net of income taxes                        (727,185)           300,497         385,300
                                                                             ----------        -----------       ---------

Total comprehensive earnings                                                $ 2,190,550       $  3,511,511     $ 6,309,549
                                                                             ==========        ===========      ==========


      See accompanying notes to consolidated financial statements.

                     AMERICAN SAFETY INSURANCE GROUP, LTD AND SUBSIDIARIES

                            Notes to Consolidated Financial Statements

                                  December 31, 1996, 1997 and 1998


(1)    Summary of Significant Accounting Policies

       (a)   Basis of Presentation

             The accompanying consolidated financial statements of American Safety Insurance Group, Ltd. ("American Safety") and its subsidiaries, as described below (collectively, the "Company") are prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

       (b)   Description of Common Stock - Voting and Ownership Rights

             The authorized share capital of the Company is 20 million shares, consisting of 15 million common shares, par value $.01 per share ("Common Shares"), and 5 million preferred shares, par value $.01 per share ("Preferred Shares"). The Common Shares are validly issued, fully paid, and nonasssessable. There are no provisions of Bermuda law or the Company's Bye-Laws which impose any limitations on the rights of shareholders to hold or vote Common Shares by reason of such shareholders not being residents of Bermuda. Holders of Common Shares are entitled to receive dividends ratably when and as declared by the Board of Directors out of funds legally available therefor.

             Each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company's shareholders, subject to the 9.5% voting limitation described below. All matters, including the election of directors, voted upon at any duly held shareholders meeting shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation; (ii) the sale, lease, or exchange of all or substantially all of the assets of the Company; and (iii) amendment of certain provisions of the Bye-Laws, which each require the approval of at least 66-2/3% of the outstanding voting shares (in addition to any regulatory or court approvals).

             The Common Shares have noncumulative voting rights, which means that the holders of a majority of the Common Shares may elect all of the directors of the Company and, in such event, the holders of the remaining shares will not be able to elect any directors.

             The Bye-Laws contain certain provisions that limit the voting rights that may be exercised by certain holders of Common Shares. The Bye-Laws provide that each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company's shareholders, except that if, and so long as, the Controlled Shares (as defined below) of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power of 9.5%, other than the voting rights of Frederick C. Treadway or Treadway Associates, L.P., affiliates of a founding shareholder of the Company. "Controlled Shares" mean (i) all shares of the Company directly, indirectly, or constructively owned by any person and
             (ii) all shares of the Company directly, indirectly, or beneficially owned by such person within the meaning of Section 13(d) of the Exchange Act (including any shares owned by a group of persons, as so defined and including any shares that would otherwise be excluded by the provisions of Section 13(d)(6) of the Exchange Act). Under these provisions, if, and so long as, any person directly, indirectly, or constructively owns Controlled Shares having more than 9.5% of the total number of votes exercisable in respect of all shares of voting stock of the Company, the voting rights attributable to such shares will be limited, in the aggregate, to 9.5% of the total number of votes.

             No holder of Common Shares of the Company shall, by reason only of such holder, have any preemptive right to subscribe to any additional issue of shares of any class or series nor to any security convertible into such shares.

       (c)   Principles of Consolidation

             The consolidated financial statements include the accounts of American Safety Insurance Group, Ltd., a Bermuda corporation, American Safety Reinsurance, Ltd. ("American Safety Re" - formed January 1998 to serve as the successor for the reinsurance business of American Safety), a 100%-owned licensed Bermuda insurance company, and American Safety Casualty Insurance Company ("American Safety Casualty"), a 100%-owned property and casualty insurance company. American Safety Casualty in turn wholly owns Synergy Insurance Services, Inc. ("Synergy"), an insurance management and brokerage company. Synergy wholly owns the following subsidiaries:
             Sureco Bond Services, Inc. ("Sureco"), a bonding agency; Environmental Claims Services, Inc. ("ECSI"), a claims consulting firm; Harbor Insurance Services, Inc., a bonding agency; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of business with American Safety Casualty. All significant intercompany balances have been eliminated in consolidation.

        (d)  Nature of Operations

             The following is a description of certain risks facing property and casualty insurers:

                Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. The Company mitigates this risk because it is licensed and actively writes insurance business in several states, thereby spreading this risk over a large geographic area.

                Potential Risk of United States Taxation of Bermuda Operations.

                Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed.

                Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and American Safety Re's sole business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

                However, because the Internal Revenue Code of 1986, as amended, the Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda subsidiary are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and
                (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States. However, certain subsidiaries of American Safety are subject to U.S. Federal and state income tax.

                Credit Risk is the risk that issuers of securities owned by the insurer or secured notes receivable will default or that other parties, including reinsurers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral for secured note obligations and by maintaining sound reinsurance, credit and collection policies. During the 1998 year, the Company made a loan to an unaffiliated borrower, which amounts to 8.9% of the Company's total assets. Consistent with the Company's policy on notes receivable, this note is secured by real estate and the personal guaranties of the principals of the borrower.

                Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

       (e)   Investments

             Under Statement of Financial Accounting Standards ("SFAS") No. 115, fixed maturity securities for which a company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" and are reported at fair value, with unrealized gains and losses included in earnings. Fixed maturity and equity securities not classified as either held to maturity or trading are classified as "available for sale" and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a component of accumulated other comprehensive income.

             While it is the Company's intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 1997 and 1998, the Company considered all of its fixed maturity and equity securities as available for sale.

             Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts relating to investments acquired at other than par value. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues.

             The  Company  owns  no  on-balance   sheet  or  off-balance   sheet
             derivative instruments.

       (f)   Notes Receivable

             Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. Interest income is recognized on an effective yield basis over the life of the loan giving consideration to loan fees and expenses under the provisions of SFAS No. 91. The allowance for possible loan losses has been determined giving consideration to the provisions of SFAS No. 114. At December 31, 1996, 1997, and 1998, no allowance was deemed necessary by Company management. Additionally, no loan losses were recognized for the periods then ended.

       (g)   Recognition of Premium Income

             General liability premiums are primarily assumed from American Safety Risk Retention Group, Inc. ("American Safety RRG"), a nonsubsidiary affiliate. General liability premiums are estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due. General liability and workers' compensation premiums are recorded ratably over the policy period with unearned premium calculated on a daily pro rata basis. Surety premiums are recorded ratably over a twelve-month period with unearned premium calculated using a half-month convention.

       (h)   Brokerage Commission Income

             Brokerage commissions on business produced by Sureco are recognized as income when the related insurance policies are underwritten. Commissions on business produced by Synergy are recognized as the related insurance premiums are written. For Synergy-produced business which remains in the consolidated group, any commissions recognized are eliminated in consolidation or otherwise recognized in revenue consistent with the recognition of premiums earned.

       (i)   Management Fees from Affiliate

             The program management agreement between American Safety RRG and Synergy provides for payment of a monthly program management fee, a managing general agency commission, producing agent commissions, reimbursement for marketing expenses actually incurred, and reimbursement for loss control expenses actually incurred plus a 20% fee. The level of program management fees are designed to reimburse the Company for the allocable share of expenses incurred in managing the American Safety RRG program.
             The fees are earned as expenses are incurred.

       (j)   Deferred Policy Acquisition Costs

             The costs of acquiring business, primarily commissions and underwriting expenses, are deferred (to the extent they are recoverable from future premium income) and amortized to earnings in relation to the amount of premiums earned. If necessary, investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

             An analysis of deferred policy acquisition costs follows:

                                                                         Years ended December 31,
                                                                     1996          1997         1998

                      Balance, beginning of period               $   91,340  $   121,671   $   92,870
                      Acquisition costs deferred                    401,903      621,897      112,511
                      Amortized during the period                  (371,572)    (650,698)    (265,586)
                                                                    -------      -------     ---------

                      Balance, end of period                     $  121,671  $    92,870   $  (60,205)
                                                                    =======       ======      ========

             The deferred acquisition costs liability is caused by the Company's direct writing of General Liability Premium of which 100% of the premium is ceded. The benefit to the Company is the result of higher ceding commissions than acquisition expenses. At December 31, 1997 and 1998, deferred acquisition costs are included in
             "other assets"  and  "accounts  payable",  respectively,  in   the
             accompanying balance sheet.

       (k)   Unpaid Losses and Loss Adjustment Expenses

             The Company provides a liability for unpaid losses and loss adjustment expenses based upon aggregate case estimates for reported claims and estimates for incurred but not reported losses. Because of the length of time required for the ultimate liability for losses and loss adjustment expenses to be determined for certain lines of business underwritten, the Company has limited experience upon which to base an estimate of the ultimate liability. For this business, management has established loss and loss adjustment expense reserves based on an independent actuarial valuation that it believes is reasonable and representative of anticipated ultimate experience. Beginning in 1996, the Company's consultant refined the estimation process for the determination of ultimate loss and loss adjustment expense to begin to recognize differences between the Company's reporting and settlement patterns and industry patterns as sufficient Company specific data (10 years of Company specific actuarial data) was then available. This method (Bornhuetter-Ferguson) entails developing an initial expected loss ratio based upon gross ultimate losses from prior accident years, estimating the portion of ultimate losses expected to be reported and unreported, and adding the actual reported losses to the expected unreported losses to derive the indicated ultimate losses. However, the net amounts that will ultimately be paid to settle the liability may be more or less than the estimated amounts provided.

       (l)   Liability for Deductible Fees Held

             Deductible fees held represent deposits held by the Company in its capacity as administrator for self-insured programs. Such deposits will be extinguished by the payment of claims on behalf of the self-insured or by refund of excess deposits to the self-insured.

       (m)   Income Taxes

             For subsidiaries subject to taxation, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (n)   Reinsurance

             Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

       (o)   Goodwill

             On April 2, 1993, American Safety Casualty exchanged 8% of its common shares for 100% of the common stock of Synergy. The goodwill created in this transaction is being amortized ratably over 20 years. Accumulated amortization was $88,170 at December 31, 1997 and $105,941 at December 31, 1998.

       (p)   Net Earnings Per Share

             Basic EPS and diluted EPS are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus shares subject to stock options and other common stock equivalents (diluted EPS).

             As shown on the accompanying consolidated statement of earnings, basic EPS and diluted EPS for the years ended December 31, 1996 and 1997 do not differ from one another as all options were issued within a one-year period of the offering and, in accordance with Staff Accounting Bulletin Topic 4D, the options shares have been treated as being outstanding for all reported periods using the treasury stock method.

             Diluted EPS as presented above and as reflected on the accompanying Consolidated Statements of Earnings did not differ as a result of the application of SFAS No. 128 for any period presented. The earnings per share calculation is as follows:



                                                                      1996                1997               1998
                                                                      ----                ----               ----

             Weighted average shares outstanding                     2,963,931          2,963,931         5,661,700
             Shares attributable to stock options                            0                  0            76,339
             Weighted average common and common equivalents
                                                                     2,963,931          2,963,931         5,738,039
             Earnings per share:
                Basic                                                  $   .98            $  1.08           $  1.05
                Diluted                                                $   .98            $  1.08           $  1.04

        (q)  Accounting Pronouncements

             In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for years beginning after December 15, 1998. The SOP specifies the types of costs that should be capitalized and those that should be expensed as incurred in connection with an internal-use software project. Capitalized costs begin amortizing when the software is ready for its intended use, regardless of when it is placed in service. Companies are required to evaluate capitalized costs for impairment using estimated future cash flows to determine if the asset is impaired. The Company expects that adoption of SOP 98-1 will have an immaterial impact on the Company's consolidated financial position and results of operations.

             In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 1999. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will have an immaterial impact on the Company's consolidated financial position and results of operations.

          In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP suggests methods to determine when an entity should recognize a liability for guaranty fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for 1999, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. Implementation of this statement is not expected to have a material impact on the Company's financial position.

            (r) Reclassifications

             Certain items in the prior periods' financial statements have been reclassified to conform with the 1998 presentation.

(2)    Investments

       Net investment income is summarized as follows:

                                                                     Years ended December 31,
                                                                     1996            1997           1998

                Fixed maturities                               $ 1,113,876         $ 1,458,262    $ 2,571,518
                Equity securities                                   31,128              38,936         34,301
                Short-term investments and cash                    124,285             218,072        360,542
                                                                 ---------          ----------     ----------
                                                                 1,269,289           1,715,270      2,966,361
                Less investment expenses                            63,096              68,344        119,002
                                                                 -----------       -----------     ----------

                         Net investment income                 $ 1,206,193         $ 1,646,926    $ 2,847,359
                                                                 =========           =========      =========

       Realized and unrealized investment gains and losses were as follows:

                                                                          Years ended December 31,
                                                                     1996            1997           1998

                 Realized gains:
                     Fixed maturities                              $ 340,811         $ 88,438     $ 457,066
                     Equity securities                                20,454                -             -
                                                                   ---------         --------     ---------
                          Total gains                                361,265           88,438       457,066
                                                                   ---------         --------     ---------

                 Realized losses:
                     Fixed maturities                               (153,215)          (4,890)      (13,836)
                     Equity securities                               (30,729)               -             -
                                                                   ----------        --------      --------
                          Total losses                              (183,944)          (4,890)      (13,836)
                                                                    ---------       ---------      --------

                          Net realized gains (losses)             $  177,321        $  83,548     $ 443,230
                                                                   =========         ========      ========

                 Changes in unrealized gains (losses):
                     Fixed maturities                             $ (779,918)       $ 367,598     $ 387,179
                     Equity securities                                25,974            9,056         4,357
                                                                   ---------         --------     ---------

                          Net unrealized gains (losses)           $ (753,944)       $ 376,654     $ 391,536
                                                                   =========         ========      ========

       At December 31, 1997 and 1998, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except U.S. government and government agency securities.

       The amortized cost and estimated fair values of investments at December 31, 1997 and 1998 are as follows:

                                                                                                           Amount
                                                                    Gross        Gross                    at which
                                                    Amortized     unrealized   unrealized   Estimated   shown in the
                                                       cost         gains        losses     fair value  balance sheet

       December 31, 1997:
          Securities available for sale:
            Fixed maturities:
              U.S. Treasury securities and
                obligations
                of U.S. Government corporations   $ 11,725,010    $ 128,883    $  2,376  $ 11,851,517    $ 11,851,517
                and agencies
              Obligations of states and political
                subdivisions                          4,782,325     220,175           -     5,002,500       5,002,500
              Corporate securities                    6,545,888      51,986      13,508     6,584,366       6,584,366
              Mortgage-backed securities              3,016,040      30,693      22,841     3,023,892       3,023,892
                                                     ----------   ---------      ------     ---------      ----------
                     Total fixed maturities          26,069,263     431,737      38,725    26,462,275      26,462,275

            Equity investments - common stocks        1,045,493      12,688       3,632     1,054,549       1,054,549
                                                     ----------   ---------      ------     ---------      ----------

              Total                                $ 27,114,756    $ 444,425    $ 42,357  $ 27,516,824    $ 27,516,824
                                                     ==========      =======      ======    ==========      ==========

       December 31, 1998:
          Securities available for sale:
            Fixed maturities:
              U.S. Treasury securities and
              obligations
              of U.S. Government corporations       $13,365,480  $  332,997    $ 50,997  $ 13,647,480  $ 13,647,480
                and agencies
              Obligations of states and political
                subdivisions                          6,465,377     284,486       1,179     6,748,684     6,748,684
              Corporate securities                   19,688,443     364,650      53,841    19,999,252    19,999,252
              Mortgage-backed securities              5,008,835       7,820     103,745     4,912,910     4,912,910
                                                     ----------    --------     -------    ----------    ----------

                     Total fixed maturities          44,528,135     989,953     209,762    45,308,326    45,308,326

            Equity investments - common stocks        3,439,710      23,962      10,549     3,453,123     3,453,123
                                                     ----------      ------      ------     ---------     ---------

              Total                                 $47,967,845  $1,013,915    $220,311  $ 48,761,449  $ 48,761,449
                                                     ==========   =========    ========    ==========    ==========

       The amortized cost and estimated fair values of fixed maturities at December 31, 1998, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                                          Amortized          Estimated
                                                                             cost            fair value

       Due in one year or less                                             $  2,910,058      $  2,922,006
       Due after one year through five years                                 17,999,568        18,107,670
       Due after five years through ten years                                14,986,835        15,642,869
       Due after ten years                                                    3,622,839         3,722,871
       Mortgage-backed securities                                             5,008,835         4,912,910
                                                                          -------------     -------------
                Total                                                       $44,528,135       $45,308,326


       Bonds with an amortized cost of $4,198,368 and $4,272,797 were on deposit with insurance regulatory authorities at December 31, 1997 and 1998 in accordance with statutory requirements.

(3)    Notes Receivable

       As of December 31, 1998, the notes receivable from related parties consists of one note with an outstanding principal balance of $280,000, which is secured by common shares of the Company with a book value of approximately $5,900,000. The note bears an interest rate of 9.25% and is payable in 1999.

       The other notes receivable consists of seven notes which are fully secured by real and personal property and various corporate and personal guarantees. These notes bear interest rates ranging from 9.00% to 25.0% and are payable on various dates. In addition, these notes will yield interest rates ranging from 9.00 to 26.5%.

       During the 1998 year, the Company made a loan to an unaffiliated borrower, which at December 31, 1998 amounts to 10.1% of the Company's total assets. The note is secured by real estate and the personal guaranties of the principals of the borrower with a payment due March 31, 1999 and the balance due May 15, 2000.

       The Company recognized $885,436, $798,139 and $2,408,908 of interest income on the notes receivable in 1996, 1997 and 1998, respectively.

       As of December 31, 1998, there are no delinquent note payments and no losses have been incurred on the Company's notes receivable for any period presented herein.

(4)    Financial Instruments

       The carrying amounts for short-term investments, cash, premiums receivable, commissions receivable, accrued investment income, liability for deductible fees held, ceded premiums payable, and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

       Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics.

       The estimated fair values for equity securities were determined by using market quotations on the principal public exchange markets for which such securities are traded.

       During 1997, notes receivable are with affiliated individuals and unaffiliated entities. Of the seven notes receivable at December 31, 1997, six have fair values which approximate market values. These notes have maturity dates in 1998 or have minimal outstanding principal balances at December 31, 1997. The carrying value and approximate fair value of the remaining loan at December 31, 1997, assuming a fair market interest rate of prime plus 1% (9-1/2%), are $1,840,117 and $1,824,000, respectively.

         During 1998, notes receivable are with affiliated individuals and unaffiliated entities. Of the eight notes receivable at December 31, 1998, six have fair values which approximate market values. These notes have maturity dates in 1999 and 2000 or have minimal outstanding principal balances at December 31, 1998. The carrying value and approximate fair value of these remaining loans at December 31, 1998, assuming a fair market interest rate of prime plus 1% (9-1/2%), are $12,979,257 and $14,324,000, respectively.

(5)    Reinsurance

       General Liability

       Effective January 1, 1997, the Company entered into two Excess of Loss Reinsurance treaties with Signet Star Reinsurance Company, Underwriters Reinsurance Company, and Zurich-American Insurance Group (the "Reinsurers") for the Company's general liability lines of business. The treaties provide $500,000 excess $500,000 and $5 million excess $1 million of coverage to the Company on a 100% basis. The treaties also provide reinsurance coverage beginning at $100,000 for occupational disease, cumulative trauma, employers' liability and "action over" claims.

                                     COVERAGE LAYER--$5,000,000 X $1,000,000

       Signet Star Reinsurance Company                               50%
       Underwriters Reinsurance Company                              20
       Zurich-American Insurance Group                               30
                                                                   ----
                                                                    100%

                                       COVERAGE LAYER--$500,000 X $500,000

       Signet Star Reinsurance Company                               60%
       Underwriters Reinsurance Company                              40
                                                                    ----
                                                                    100%

                                         COVERAGE LAYER--$0--$500,000 (1)

       American Safety                                               42%
       American Safety Casualty                                      28
       American Safety RRG                                           30
                                                                    ----
                                                                    100%

       (1) The above percentages are after American Safety RRG retains the first $100,000 in the aggregate.

       Workers' Compensation

       The Company assumes workers' compensation business from Legion Insurance Company. This business is produced by Synergy, which bills and collects the premiums on behalf of Legion and remits net of its agent's commissions. Legion then deducts its expenses for the program as well as 10% of the premium to deposit in its loss fund. The balance of the premium is ceded to American Safety Casualty. Legion uses the 10% loss fund to pay claims, and when this fund is extinguished, Legion cedes to American Safety Casualty. American Safety Casualty has a 50% quota share arrangement between itself and American Reinsurance, Ltd. Pursuant to the arrangement with Legion Insurance Company, the Company's exposure is limited to $250,000 per occurrence and a 75% aggregate stop-loss ratio percentage. As discussed above in "General Liability", the general liability treaties also provide occupational disease, cumulative trauma, and employers' liability coverage up to $100,000 for this program as well.

       The following table depicts the income statement effects to the Company from Legion Insurance Company:

                                                                      Years ended December 31,
                                                                 1996           1997           1998
                                                                           (In thousands)

       Premiums assumed                                      $   2,804         $   5,171    $    6,017
       Premiums ceded                                              184                27           124
       Net premiums - earned                                     2,620             5,144         5,893
       Loss and LAE incurred                                     1,851             3,582         4,552
       Commissions                                                 587               970         1,312
       Loss control                                                  -                 3             -

       The following table depicts the balance sheet effects to the Company from Legion Insurance Company:

                                                                              December 31,
                                                                   1996         1997          1998
                               Assets                                      (In thousands)

       Premium receivable                                        $  459        $   765     $   1,485

                             Liabilities

       Unpaid loss and LAE                                        2,983          4,922         7,066
       Unearned premiums                                            878            803           732
       Reinsurance payable on paid loss and LAE                      80            333           636

       Surety

       For surety business written by the Company's insurance subsidiary, American Safety Casualty, the Company has in place a 50% quota share arrangement with Underwriters Reinsurance Company. American Safety Casualty cedes 50% of all premiums collected less a 55% ceding commission on the first $500,000 of reinsurance premium and 25% commission thereafter, as well as ceding 50% of all losses to Underwriters Re. The ceding commission percentage is based on the recovery of 50% of the commissions, premium taxes and other expenses. The rate adjusts down after fixed expenses are recovered. American Safety Casualty also has an arrangement with American Safety Re to cede 25% of all premiums and all losses to them. Effective November 1, 1997, the Company purchased excess of loss reinsurance for 100% coverage above $1,000,000.

       The approximate effect of reinsurance on the financial statement accounts listed below is as follows:

                                                                             Years ended December 31,
                                                                       1996            1997          1998
                                                                                (In thousands)

                  Written premiums:
                      Direct                                         $ 1,192         $ 4,060        $ 4,603
                      Assumed                                          4,936           7,501         10,136
                      Ceded                                           (1,511)         (2,590)        (5,087)
                                                                       -----         -------          -----

                             Net                                     $ 4,617         $ 8,971        $ 9,652
                                                                       =====         =======          =====

                  Earned premiums:
                      Direct                                         $   811         $ 3,515        $ 3,532
                      Assumed                                          4,505           7,075          9,651
                      Ceded                                           (1,044)         (2,243)        (3,994)
                                                                       -----         -------          -----

                             Net                                     $ 4,272         $ 8,347        $ 9,189
                                                                       =====         =======          =====

                  Losses and loss adjustment expenses incurred:
                      Direct                                         $   227         $   574        $   928
                      Assumed                                          2,024           4,125          5,095
                      Ceded                                             (195)           (606)          (846)
                                                                       -----         -------          -----

                             Net                                     $ 2,056         $ 4,093        $ 5,177
                                                                       =====         =======          =====

                  Unpaid loss and loss adjustment expenses:
                      Direct                                         $    81         $   872        $ 1,749
                      Assumed                                          8,833          10,700         12,952
                      Ceded                                              (45)           (779)        (1,841)
                                                                       -----         -------         ------

                             Net                                     $ 8,869         $10,793        $12,860
                                                                       =====          ======         ======

(6)    Income Taxes

       Total income tax (benefit) for the years ended December 31, 1996, 1997, and 1998 were allocated at follows:

                                                                       Years ended December 31,
                                                                    1996          1997             1998

            Tax (benefit) attributable to:
               Income from continuing operations              $     176,509      $ 355,531   $     (199,244)
               Unrealized gains (losses) on
                  securities available for sale                     (26,759)        76,157            6,236
                                                                    -------        -------         --------

                           Total                              $     149,750      $ 431,688    $    (193,008)
                                                                    =======        =======         ========

U.S. Federal and state income tax expense from continuing operations consists of the following components:

                                                               Current        Deferred         Total

          December 31, 1996                                     $ 232,221      $(55,712)      $ 176,509
          December 31, 1997                                       462,164      (106,633)        355,531
          December 31, 1998                                       (39,850)     (159,394)       (199,244)

       The state income tax components aggregated $(6,595), $6,884 and $(74,698) for the years ended December 31, 1996, 1997 and 1998, respectively.

       Income tax expense for the years ended December 31, 1996, 1997 and 1998 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                 Years ended December 31,
                                                          1996            1997          1998

         Expected income tax expense                 $ 1,052,043       $ 1,212,625   $ 1,956,701
         Foreign earned income not subject to
            direct taxation                             (798,094)         (833,725)   (2,034,446)
         Tax-exempt interest                             (52,632)          (57,945)      (89,706)
         Other, net                                      (24,808)           34,576       (31,793)
                                                      ----------        ----------    -----------

                                                    $    176,509      $    355,531   $  (199,244)
                                                       =========        ==========    ===========

       Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,
                                                                      1997             1998

       Deferred tax assets:
           Loss reserve discounting                                  $ 265,277         $ 370,607
           Unearned premium reserves                                    53,486            65,989
           Deferred revenue                                                  -            36,129
           Other, net                                                       254                -
                                                                       -------           -------
                  Gross deferred tax assets                            319,017           472,725
                                                                       -------           -------

       Deferred tax liabilities:
           Deferred acquisition costs                                   15,788                 -
           Unrealized gains                                             93,434            99,670
           Other                                                             -            10,104
                                                                       -------           -------
                  Gross deferred tax liabilities                       109,222           109,774
                                                                       -------           -------

                  Net deferred tax asset                             $ 209,795         $ 362,951
                                                                       =======           =======

       A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized.

(7)    Insurance Accounting

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects, for the Company and American Safety Casualty, from statutory accounting practices prescribed or permitted by regulatory authorities. Statutory accounting practices includes state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the "NAIC"). In its March 1998 meeting, the NAIC membership adopted the Codification of Statutory Accounting Principles Project (the "Codification") as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

       Although the NAIC has stated that the adoption date for the Codification is January 1, 2001, the implementation date is dependent upon an insurer's state of domicile.

       The impact of the Codification to such financial statements has not been determined.

       The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1996, 1997, and 1998 were $18,032,107, $21,840,896, and $59,269,293 respectively, and the amounts required to be maintained by the Company were $1,330,348, $1,618,885,and $1,928,938, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution. At December 31, 1998, the Company was in compliance with this requirement.

       As reported in American Safety Casualty's 1998 annual statement, the statutory capital and surplus of American Safety Casualty approximated $8,904,000. The maximum amount of dividends which can be paid, without prior written approval of the Commissioner of Insurance of the State of Delaware, is limited to the greater of 10% of surplus as regards policyholders or net income, excluding realized capital gains, of the preceding year. Accordingly, American Safety Casualty can pay dividends in 1999 of approximately $890,400.

       The National Association of Insurance Commissioners (the "NAIC") has established risk-based capital ("RBC") requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized. Under the NAIC's requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and
       (iv) other business risks.

       American Safety Casualty has calculated its RBC level and has determined that its capital and surplus is significantly in excess of threshold requirements.

(8)    Related Party and Affiliate Transactions

       As of December 31, 1998, the Company had one loan to shareholders outstanding, which totaled $280,000. This loan bears an effective interest rates of 9.25% and is payable in 1999. See note 3.

       The Company has entered into reinsurance agreements with two companies, Intersure Reinsurance Company ("Intersure Re") and Omega Reinsurance Company ("Omega Re"), both of which are owned and controlled by certain officers of the Company in order to provide limits of coverage not readily available in the commercial marketplace. Reinsurance premiums ceded and earned aggregated $451,728, $429,976, and $368,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Additionally, Intersure was granted an option to purchase common shares of American Safety at an option price approximating fair value at the date of the grants. See note 12.

       Synergy, American Safety's underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 1996 and expires on February 28, 2001. The Company pays base annual rent of $214,407 plus an annual increase based on the consumer price index of at least 4%.

       The following tables reconcile the income statement effects to the Company from American Safety RRG:

                                                                                Years ended December 31,
                                                                       1996             1997                 1998
                                                                                  (In thousands)

       General liability premiums from affiliate                    $  1,522           $  1,580            $  2,381
       General liability premiums from consolidated subsidiary          (532)            (1,405)             (2,338)
       Assumed general liability premiums - other                          -                  -                (503)
       Ceded general liability premiums - other                          451                430                 977
                                                                       -----             ------             -------

                  Net premiums earned                               $  1,441           $    605            $    517
                                                                       =====             ======              ======

       Assumed premiums from American Safety RRG                       1,982              1,856               2,835
       Ceded premiums to American Safety RRG                             541              1,251               2,318
                                                                      ------              -----               -----
                  Net premiums earned                                  1,441                605                 517

       Management fee                                                    479                601                 714
       Loss control                                                       49                 58                  73
       Brokerage commission income                                     1,341                908                 634
                                                                       -----             ------                 ---

                  Total revenues                                    $  3,310           $  2,172             $ 1,938
                                                                       =====             ======               =====

       Loss and LAE incurred                                        $    166           $    405             $   346
                                                                       =====             ======               =====

       For the years ended December 31, 1996, 1997, and 1998, Synergy and ECSI received fees from American Safety RRG for risk management, claims administration and other management services. Synergy also recognized brokerage commission income from American Safety RRG.

       The following table depicts the balance sheet effects to the Company from American Safety RRG:

                                                                           December 31,
                                Assets                                 1996                1997               1998
                                ------                                 ----                ----               ----

        Due from affiliate                                           $  356,844          $  288,951         $  668,074

                              Liabilities

        Unpaid loss and LAE                                           5,737,373           5,886,030          5,491,731
        Unearned premium                                                 91,997             590,269          1,028,600
        Ceded premiums payable                                                -             217,062            201,778
        Reinsurance payable on paid loss
            and LAE                                                           -              41,085             82,853

(9)    Segment Information

       (a) Factors used to identify the Company's reportable segments:

             The Company's United States and Bermuda operating segments were identified by management as separate operating segments based upon the regulatory environments of each of these countries. Significant differences exist under United States and Bermuda law concerning the regulation of insurance entities including differences in: types of permissible investments, minimum capital requirements, solvency monitoring, pricing, corporate taxation, etc.

       (b) Products and services from each reportable segment:

             The Company is a specialty insurance holding company which, through its United States and Bermuda operating segments, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for (i) environmental remediation risks; (ii) employee leasing and staffing industry risks; and (iii) other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

             The United States operating segment's specialty insurance programs provide insurance and reinsurance for general, pollution and professional liability exposures, for workers' compensation and surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks.

             Through its United States brokerage and management services subsidiaries, the Company also provides specialized insurance program development, underwriting, risk and reinsurance placement, program management, brokerage, loss control, claims administration and marketing services. The Company also insures and places risks through its United States insurance subsidiary, as well as its non-subsidiary risk retention group affiliate and other unaffiliated insurance and reinsurance companies.

             Through its Bermuda operating segment, the Company places and reinsures a portion of the risks underwritten directly by its United States segment, its risk retention group affiliate and other insurers.

        (c) Information about segment profit or loss and assets:

                                                                                              December 31,
                                                                                  ---------------------------------
                                                                                   1996           1997         1998
                                                                                   ----           ----         ----
                                                                                           (In thousands)

     United States
       Net premiums earned - All Other                                        $     88           $ 2,456     $ 4,857
       Net premiums earned - Intersegment                                        2,101             2,413        (416)
       Net investment income and interest on notes receivable                      587               737         817
       Other revenues                                                            2,471             2,720       2,079
       Total revenues                                                            5,247             8,326       7,337
       Interest expense                                                              -                 -           -
       Depreciation and amortization expense                                        85                89          90
       Equity in net earnings of subsidiaries                                        -                 -           -
       Income taxes                                                                177               356        (199)
       Segment profit (loss)                                                       570               759         (30)
       Significant noncash items other than depreciation
           and amortization                                                          -                 -           -
       Property, plant and equipment                                               187               169         186
       Total investments                                                        10,908            14,716      15,678
       Total assets                                                             16,666            25,621      29,304
       Total policy and contract liabilities                                     4,865             7,577      12,541
       Total liabilities                                                         7,627            15,677      19,375

     Bermuda
       Net premiums earned - All Other                                           4,184             5,891       4,332
       Net premiums earned - Intersegment                                       (2,101)           (2,413)        416
       Net investment income and interest on notes receivable                    1,505             1,708       4,439
       Other revenues                                                              203                84         437
       Total revenues                                                            3,791             5,270       9,624
       Interest expense                                                              -                44           -
       Depreciation and amortization expense                                         -                 -           -
       Equity in net earnings of subsidiaries                                      570               759       2,116
       Income taxes                                                                  -                 -           -
       Segment profit                                                            2,348             2,452       5,984
       Significant noncash items other than depreciation
           and amortization                                                          -                 -           -
       Property, plant and equipment                                                 -                 -           -
       Total investments                                                        16,095            24,569      58,544
       Total assets                                                             26,224            36,313      87,309
       Total policy and contract liabilities                                     7,967            13,729      11,193
       Total liabilities                                                         8,192            14,472      14,794


                                                                                              December 31,
                                                                                      1996       1997       1998
                                                                                             (In thousands)

     Intersegment Eliminations
       Net premiums earned - All Other                                               $     -    $     -    $      -
       Net premiums earned - Intersegment                                                  -          -           -
       Net investment income and interest on notes receivable                              -          -           -
       Other revenues                                                                   (132)       (106)      (221)
       Total revenues                                                                   (132)       (106)      (221)
       Interest expense                                                                    -           -          -
       Depreciation and amortization expense                                               -           -          -
       Equity in net earnings of subsidiaries                                           (570)       (759)    (2,116)
       Income taxes                                                                        -           -          -
       Segment profit (loss)                                                               -           -          -
       Significant noncash items other than depreciation
           and amortization                                                                -           -          -
       Property, plant and equipment                                                       -           -          -
       Total investments                                                              (9,039)     (9,944)   (23,174)
       Total assets                                                                  (11,591)    (14,266)   (30,465)
       Total policy and contract liabilities                                          (2,553)     (3,326)    (4,561)
       Total liabilities                                                              (2,552)     (4,322)    (7,291)

     Total
       Net premiums earned - All Other                                                 4,272       8,347      9,189
       Net premiums earned - Intersegment                                                  -           -          -
       Net investment income and interest on notes receivable                          2,092       2,445      5,256
       Other revenues                                                                  2,542       2,698      2,295
       Total revenues                                                                  8,906      13,490     16,740
       Interest expense                                                                    -          44          -
       Depreciation and amortization expense                                              85          89         90
       Equity in net earnings of subsidiaries                                              -           -          -
       Income taxes                                                                      177         356       (199)
       Total profit (loss)                                                             2,918       3,211      5,954
       Significant noncash items other than depreciation
           and amortization                                                                -           -          -
       Property, plant and equipment                                                     187         169        186
       Total investments                                                              17,964      29,341     51,048
       Total assets                                                                   31,299      47,668     86,148
       Total policy and contract liabilities                                          10,279      17,980     19,173
       Total liabilities                                                              13,267      25,827     26,878

 (10)  Commitments and Contingencies

       At December 31, 1997 and 1998, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Commissioner of Banking, Insurance, and Securities. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank. Additionally, Legion Insurance Company had $2,000,000 of aggregate outstanding letters of credit which had not been drawn in favor of the Company at December 31, 1997 and 1998.

(11)   Liability for Unpaid Loss and Loss Adjustment Expenses

       Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                   Years ended December 31,
                                                                           1996              1997             1998
                                                                                         (In thousands)

       Unpaid loss and loss adjustment expenses, January 1                 $ 8,294          $ 8,914           $11,572
       Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                   6               45               779
                                                                             -----            -----            ------
                  Net unpaid loss and loss adjustment
                     expenses, January 1                                     8,288            8,869            10,793
                                                                             -----            -----            ------

       Incurred related to:
          Current year                                                       2,862            3,112             4,383
          Prior years                                                         (806)             981               794
                                                                             -----            -----             -----
                  Total incurred                                             2,056            4,093             5,177
                                                                             -----            -----             -----

       Paid related to:
          Current year                                                         543              342               103
          Prior years                                                          932            1,827             3,007
                                                                             -----            -----             -----
                  Total paid                                                 1,475            2,169             3,110
                                                                             -----            -----             -----

                  Net unpaid losses and loss adjustment
                     expenses at end of period                               8,869           10,793            12,860

       Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                  45              779             1,841
                                                                             -----            -----            ------

                  Unpaid loss and loss adjustment end
                     expenses at of period                                 $ 8,914          $11,572           $14,701
                                                                             =====           ======            ======

       The negative development in 1997 and 1998 is attributable to the Company's workers compensation line of business. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends. In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

       Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing liabilities for losses. Management currently believes the Company's gross and net liabilities are adequate.

       The net liabilities for losses and loss adjustment expenses maintained by the Company's insurance subsidiaries are equal under both statutory and generally accepted accounting principles.

(12)   Stock Options

       The following table summarizes stock option activity:

                                                                                  Weighted
                                                                  Option           average
                                                                   shares       exercise price

                1997 activity:
                    Granted                                         170,221       $   6.66
                    Exercised                                             -              -
                                                                    -------          -----

                Outstanding at December 31, 1997                    170,221       $   6.66
                                                                    =======           ====

                1998 activity:
                    Granted                                         347,500          11.00
                    Exercised                                       (44,540)          5.96
                    Canceled                                        (22,000)         11.00
                                                                    --------         -----

                Outstanding at December 31, 1998                    451,181           9.86
                                                                    =======           ====

       Of the 451,181 outstanding options at December 31, 1998, 125,681 were exercisable. The remainder vest evenly over a three year period. All of the 170,221 outstanding options at December 31, 1997 were exercisable. The Company had no options outstanding prior to 1997.

       The  following   table   summarizes   information   about  stock  options
outstanding at December 31, 1998:

                                                 Options outstanding            Options exercisable
                                           Weighted
                                           average         Weighted                                    Weighted
            Range of         Number       remaining        average                      Number         average
        exercise prices   outstanding  contractual life exercise price  Grant Year    exercisable   exercise price

            $  5.96             51,090        3.18         $  5.96           1997         51,090        $ 5.96
               7.08             65,500        3.75            7.08           1997         65,500          7.08
              11.00              9,091        1.25           11.00           1997          9,091         11.00
              11.00            325,500        9.13           11.00           1998             -0-        11.00

           5.96-11.00          451,181        7.52            9.86                       125,681          6.91
           ==========          =======        ====     ===========                       =======          ====

       Had compensation cost for the Company's stock options granted in 1997 and 1998 been determined using the fair-value-based method as described in SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma amounts indicated below:

                                                                          December 31, 1997             December 31, 1998
                                                                          -----------------             -----------------
                                                                                      (In thousands, except
                                                                                       per share amounts)

       Net earnings:
           As reported                                                   $     3,211                          $ 5,954
           Effect of stock options                                               217                              133
                                                                             -------                          -------

                  Pro forma net earnings                                 $     2,994                          $ 5,821
                                                                               =====                            =====

       Net earnings per share:
           As reported                                                   $      1.08                          $  1.04
           Effect of stock options                                              0.07                              .02
                                                                                ----                            -----

                  Pro forma net earnings per share                       $      1.01                          $  1.02
                                                                                ====                             ====

       The fair value of each option granted during 1997 and 1998 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; expected volatility of 0.0% (as the 1998 options were granted concurrently with the Company's IPO); risk-free interest rate of 5.44%; and expected life from the vesting dates ranging from 0.50 years to 9.13 years.

       The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The provisions of SFAS No. 123 are applicable prospectively. The Company expects to grant additional awards in future years. The Company granted options in 1997 and 1998 at an amount deemed to be fair market value at the date of grant.

(13)   Litigation

       The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(14)   Shareholder Matters

       The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of 3,105,000 common shares (including the underwriters' over-allotment option).
       Such registration became effective February 12, 1998.

       Proceeds to the Company pursuant to the initial public offering described above aggregate approximately $31.8 million.

                          AMERICAN SAFETY INSURANCE GROUP, LTD.
                                 QUARTERLY INFORMATION
                                       (UNAUDITED)

          The following table presents the quarterly results of consolidated operations for 1998 and 1997 (dollars in thousands, except per share amounts):

              1998              Mar. 31       June 30         Sept. 30        Dec. 31
Operating revenues             $  3,549      $  3,945         $  3,832       $  4,970
Income before taxes               1,078         1,567            1,529          1,581
Net Income                        1,024         1,581            1,598          1,751
Comprehensive income                962         1,654            2,446          1,248
Net income per share
     Basic                     $   0.23      $   0.26         $   0.26       $   0.29
     Diluted                       0.23          0.26             0.26           0.29
Common stock price ranges
     High                      $  13.50      $  14.75         $  12.38       $  10.00
     Low                          11.00         11.12             8.75           6.75

              1997              Mar. 31       June 30         Sept. 30        Dec. 31

Operating revenues             $  2,941      $  3,126         $  4,272       $  3,069
Income before taxes               1,056           802              747            962
Net income                          862           704              656            989
Comprehensive income                537           970              887          1,117
Net income per share
     Basic                     $   0.29      $   0.24         $   0.22       $   0.33
     Diluted                       0.29          0.24             0.22           0.33
Common stock price ranges
     High                          NA            NA               NA             NA
     Low                           NA            NA               NA             NA




                          -51-

                     AMERICAN SAFETY INSURANCE GROUP, LTD.
                    SCHEDULE II - CONDENSED BALANCE SHEETS
                       DECEMBER 31, 1996, 1997 and 1998

      Assets                                          1997            1998
Investment in Subsidiary                          $ 9,943,892     $ 23,174,367
Other Investments:
                  Bonds                            14,161,821       32,395,918
                  Common Stock                        462,688        2,973,374
                  Cash                              2,299,406        1,820,578
                  Shareholder Loan                    580,000          280,000
                  Secured Note Receivable           4,423,178        5,335,125
Investment Income Due and Accrued                     594,298        1,431,281
                  Total Investments                32,465,283       67,410,643

Premiums Receivable                                 1,633,482          844,956
Due from Affiliate                                    132,085                -
Ceded Unearned Premium                                401,491                -
Ceded Loss Reserves                                 1,631,322        2,043,988
Other Assets                                           49,629          330,312
                  Total Assets                    $36,313,292     $ 70,629,899

                  Liability and Shareholders'
                     Equity

Unpaid Losses and Loss Adjustments
    Expenses                                      $ 8,355,449      $ 7,437,036
Unearned Premium                                    1,297,342                -
Ceded Premium Payable                                 428,885        1,140,399
Assumed Loss and LAE Payable - WC                     243,906                -
Liability for Deductible Fees Held                  4,076,532          577,428
Due to Related Party:
                  Paid Loss and LAE                    25,036                -
                  Other                                     -        2,095,113
Accounts Payable and
    Accrued Expenses                                   45,245          110,630
                  Total Liabilities                14,472,395       11,360,606

Common Stock                                           29,252           60,747
Additional Paid in Capital                          2,751,789       33,809,141
Unrealized Gain-Investments                           308,633          693,934
Retained Earnings                                  18,751,223       24,705,471

                  Total Equity                     21,840,897       59,269,293

                  Total Liabilities &
                     Shareholders' Equity         $36,313,292      $70,629,899


                AMERICAN SAFETY INSURANCE GROUP, LTD.
              SCHEDULE II - CONDENSED INCOME STATEMENT
            YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                        1996            1997            1998

Revenues:
         Direct and Assumed Premiums Earned         $  4,120,549    $  6,494,394    $  2,884,327
         Ceded Premiums Earned                        (2,037,942)     (3,016,373)     (1,325,351)
         Net Premiums Earned                           2,082,607       3,478,021       1,558,976
         Investment Income                             1,505,354         909,614       1,869,231
         Interest on Notes Receivable                          -         798,139       1,001,773
         Realized Gains on Sale of Investments           203,097          84,283         436,871
              Total Revenues                           3,791,058       5,270,057       4,866,851

Expenses:
         Losses and LAE Incurred                         683,253       1,832,184         396,305
         Acquisition Expenses                            358,256         626,745         288,903
         Other Underwriting Expenses                     402,216         358,995         343,466
              Total Expenses                           1,443,725       2,817,924       1,028,674
              Earnings Before Income Taxes             2,347,333       2,452,133       3,838,177
Income Taxes                                                   -               -               -

         Earnings Before Equity In
              Earnings of Subsidiary                   2,347,333       2,452,133       3,838,177
Equity in Net Earnings of Subsidiary                     570,402         758,881       2,116,072
         Net Earnings                               $  2,917,735    $  3,211,014    $  5,954,249

                        AMERICAN SAFETY INSURANCE GROUP, LTD.
                   SCHEDULE II - CONDENSED STATEMENT OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                            1996               1997               1998

Cash flow from operating activities:
     Net earnings before equity in earnings of subsidiary                $ 2,347,333       $ 2,452,133       $  3,838,177
     Adjustments to reconcile net earnings to net cash provided by operating activities:
              Change in:
                  Accrued investment and interest income                    (731,783)          301,154           (836,983)
                  Premiums receivable/Payable                               (232,149)         (990,984)         1,500,040
                  Due from/to affiliate                                            -          (107,049)         2,202,162
                  Unpaid losses and loss adjustment expenses                (165,998)          638,819         (1,331,079)
                  Unearned premiums                                          171,877           359,094           (895,851)
                  Liability for deductible fees held                               -         4,076,532         (3,499,104)
                  Accounts payable and accrued expenses                      (51,743)            5,061             65,385
                  Loss and LAE paybale                                             -           243,906           (243,906)
                  Other assets                                               (20,461)           22,182           (280,683)
                  Other, net                                                 (29,745)           35,237              1,445
                         Net cash provided by operating activities       $ 1,287,331       $ 7,036,085       $    519,603

Cash flow from investing activities:
     Decrease (increase) in investments                                      (66,134)       (6,392,515)       (20,987,278)
     Investment in subsidiary                                                      -                 -        (11,100,000)
                         Net cash provided by investing activities           (66,134)       (6,392,515)       (32,087,278)

Cash flow from financing activities:
     Proceeds from sale of common stock                                            -           297,279         31,088,847
     Dividends paid                                                         (772,475)                -                  -
                         Net cash used by financing activities           $  (772,475)      $   297,279       $ 31,088,847

     Net increase (decrease) in cash                                         448,722           940,849           (478,828)
     Cash at beginning of year                                               909,835         1,358,557          2,299,406
     Cash at end of year                                                 $ 1,358,557       $ 2,299,406        $ 1,820,578

Supplemental disclosure of noncash
    Financing activities - retirement of treasury stock                      297,279                 -                  -

                AMERICAN SAFETY INSURANCE GROUP, LTD.
            SCHEDULE II - CONDENSED COMPREHENSIVE INCOME
             YEAR ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                 1996             1997            1998
Net Earnings                                                                 $ 2,917,735      $ 3,211,014     $ 5,924,249
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale                      (730,640)         470,427          31,854
Reclassification adjustment for realized gains included in net earnings          (23,304)         (93,773)        359,682
Total other comprehensive earnings (loss) before taxes                          (753,944)         376,654         391,536
Income tax expense (benefit) related to items of comprehensive income            (26,759)          76,157           6,236

Other comprehensive earnings (loss) net of income taxes                         (727,185)         300,497         385,300

Total comprehensive earnings                                                 $ 2,190,550      $ 3,511,511     $ 6,309,549

                AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES
        SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY
                               INSURANCE OPERATIONS
                                  (in thousands)


          Column B     Column C  Column D     Column E  Column F  Column G        Column H          Column I    Column J  Column K
                       Reserves
                         for
                        Unpaid                                                                       Amorti-      Paid
                        Claims    Discount,                                  Claims and Claim       zation of    Claims
          Deferred     and Claim   if any,                           Net     Adjustment Expenses     Deferred   and Claim
           Policy       Adjust-   Deducted                         Invest-   Incurred Related to      Policy     Adjust-
        Acquisition      ment     in Column    Unearned  Earned     ment     Current       Prior     Acquisi-     ment    Premiums
           Costs       Expenses       C        Premiums  Premiums  Income     Year         Years    tion Costs  Expenses   Written
------------------------------------------------------------------------------------------------------------------------------------
United States
1996 ..       61          2,829       --           828     2,189      586      1,279          93        186         624       2,350
1997...       46          4,847       --         1,436     2,456      737      1,686         642        325         976       5,134
1998...     (106)         7,311       --         2,712     4,852      817      1,844         828         24       1,336       4,624
------------------------------------------------------------------------------------------------------------------------------------
Bermuda
1996...       61          6,085       --           536     2,083      620      1,583        (899)       186         851       2,267
1997...       46          6,725       --           896     5,891      910      1,426         339        326       1,193       3,837
1998...       46          7,389       --         1,183     4,337    2,030      2,539         (34)       242       1,774       5,028
------------------------------------------------------------------------------------------------------------------------------------

Combined
1996...      122          8,914       --         1,364     4,272    1,206      2,862        (806)       372       1,475       4,617
1997...       92         11,572       --         2,332     8,347    1,647      3,112         981        651       2,169       8,971
1998...      (60)        14,700       --         3,895     9,189    2,847      4,383         794        266       3,110       9,652
-----------------------------------------------------------------------------------------------------------------------------------

                    AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                 SCHEDULE IV - REINSURANCE



                       Year Ended December 31, 1996, 1997 and 1998



                                                            Assumed
                    Property-Liability             Ceded to   from            Percentage of
                    Insurance Premiums      Gross   Other     Other     Net      Assumed to
                          Earned            Amount  Companies Companies Amount       Net
----------------------------------------   ------   ------   ------   ------     -------
United States
December 31, 1996 ......................   $  811   $  592   $1,971   $2,190       90.0%
December 31, 1997 ......................    3,515    1,813      754    2,456       30.7%
December 31, 1998 ......................    3,532    3,626    4,982    4,888      101.9%
----------------------------------------   ------   ------   ------   ------     -------
Bermuda
December 31, 1996 ......................     --     $  452   $2,534   $2,082      121.7%
December 31, 1997 ......................     --        430    6,321    5,891      107.3%
December 31, 1998 ......................     --        368    4,669    4,301      108.6%
----------------------------------------   ------   ------   ------   ------     -------

Combined Total
December 31, 1996 ......................   $  811   $1,044   $4,505   $4,272      105.5%
December 31, 1997 ......................    3,515    2,243    7,075    8,347       84.8%
December 31, 1998 ......................    3,532    3,994    9,651    9,189      105.0%
----------------------------------------   ------   ------   ------   ------     -------

                                              -57-