Form 10-Q
period 1999-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1999-05-17
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ----------------------

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        Commission File Number 333-42749


                     AMERICAN SAFETY INSURANCE GROUP, LTD.
             (Exact name of Registrant as specified in its charter)


               Bermuda                             Not Applicable
     (State or other jurisdiction                 (I.R.S. Employer
           of incorporation)                     Identification No.)


                                44 Church Street
                                P.O. Box HM2064
                            Hamilton HM HX, Bermuda
               (Address, zip code of principal executive offices)

                                 (441) 296-8560
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on May 3, 1999 was 6,061,550.

                     AMERICAN SAFETY INSURANCE GROUP, LTD.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                       Page


PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.........................................  3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 10
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks............................................... 15

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings............................................ 16
Item 2.    Changes in Securities and Use of Proceeds.................... 16
Item 3.    Defaults Upon Senior Securities.............................. 16
Item 4.    Submission of Matters to a Vote of Security Holders.......... 16
Item 5.    Other Information............................................ 16
Item 6.    Exhibits and Reports on Form 8-K............................. 16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            American Safety Insurance Group, Ltd. and Subsidiaries
                          Consolidated Balance Sheets

                                                      December 31,   March 31,
                    Assets                               1998          1999
                    ------                            ------------   ---------
                                                                     (unaudited)
Investments:
  Securities available for sale, at fair value:
          Fixed maturities                            $45,308,326  $43,876,878
          Common stock                                  3,453,123    3,383,021
  Short-term investments                                2,286,320    2,749,335
                                                      -----------  -----------
                    Total investments                  51,047,769   50,009,234

Cash                                                    4,737,132    2,397,550
Accrued investment and interest income                  2,441,857    3,122,824
Notes receivable:
  Related parties                                         280,000      280,000
  Other                                                15,939,894   17,970,210
Premiums receivable                                     5,838,567   10,141,436
Commissions receivable                                     22,569       12,680
Ceded unearned premium                                  1,742,021    1,750,062
Reinsurance recoverable                                 1,840,884    2,191,859
Due from affiliate                                        668,074      506,945
Income tax recoverable                                    277,292      300,926
Deferred income taxes                                     362,951      410,071
Property, plant and equipment                             185,807    2,285,310
Goodwill                                                  252,239      247,796
Other assets                                              510,416      455,612
                                                      -----------  -----------
                    Total assets                      $86,147,472  $92,082,515
                                                      ===========  ===========

              Liabilities and Shareholders' Equity
Liabilities:
  Unpaid losses and loss adjustment expenses          $14,700,473  $16,139,827
  Unearned premiums                                     3,894,568    5,039,376
  Liability for deductible fees held                      244,998      244,998
  Reinsurance on paid loss and loss
   adjustment expenses                                    380,858      810,878
  Reinsurance deposits on retroactive
   contract                                               332,430      291,416
  Ceded premiums payable                                4,382,922    4,987,781
  Due to affiliate:
   Ceded premiums payable                                 201,778    1,263,503
   Reinsurance on paid loss and loss
    adjustment expenses                                    52,151       65,914
  Accounts payable and accrued expenses                 2,688,001    2,287,789
  Collateral held                                               -      522,728
                                                      -----------  -----------
                    Total liabilities                  26,878,179   31,654,210
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock, $0.01 par value; authorized
   5,000,000 shares; no shares issued and
   outstanding                                                  -            -
  Common stock, $0.01 par value; authorized
   15,000,000 shares; issued and outstanding at
   December 31, 1998, 6,074,770 shares, and at
   March 31, 1999, 6,077,750 shares                        60,747       60,777
  Additional paid-in capital                           33,809,141   33,810,387
  Retained earnings                                    24,705,471   26,424,649
  Other comprehensive income                              693,934      132,492
                                                      -----------  -----------
                    Total shareholders' equity         59,269,293   60,428,305
                     Total liabilities and
                     shareholders' equity             $86,147,472  $92,082,515
                                                      ===========  ===========

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Earnings
                                  (Unaudited)

                                                        Three Months Ended
                                                              March 31
                                                   -----------------------------
                                                        1998             1999
                                                        ----             ----

Revenues:
     Direct premiums earned                        $1,038,024        $1,410,051
     Assumed premiums earned:
       Affiliate                                      541,359           810,716
       Nonaffiliates                                1,539,456         1,579,001
                                                    ---------         ---------
          Total assumed premiums earned             2,080,815         2,389,717
                                                    ---------         ---------
     Ceded premiums earned:
       Affiliate                                      715,593         1,090,695
       Nonaffiliates                                  310,416           254,289
                                                      -------         ---------
          Total ceded premiums earned               1,026,009         1,344,984
                                                    ---------         ---------

          Net premiums earned                       2,092,830         2,454,784
                                                    ---------         ---------

     Net investment income                            626,649           699,335
     Interest on notes receivable                     268,215           926,102
     Brokerage commission income                      384,041           430,867
     Management fees from affiliate                   170,749           179,233
     Net realized gains (losses)                       37,146            (1,118)
     Other income                                       6,700            78,521
                                                        -----            ------
          Total revenues                            3,586,330         4,767,724
                                                    ---------         ---------

Expenses:
     Losses and loss adjustment expenses incurred   1,335,177         1,319,355
     Acquisition expenses                             213,379           323,444
     Payroll and related expenses                     802,738         1,003,636
     Other expenses                                   157,066           447,841
                                                      -------           -------
          Total expenses                            2,508,360         3,094,276
                                                    ---------         ---------

          Earnings before income taxes              1,077,970         1,673,448

Income taxes                                           54,237           (45,730)
                                                   ----------        ----------

          Net earnings                             $1,023,733        $1,719,178
                                                   ----------        ----------

Net earnings per share:
     Basic                                         $     0.23        $      .28
                                                   ==========        ==========
     Diluted                                       $     0.23        $      .28
                                                   ==========        ==========
Common shares used in computing earnings per share:
     Basic                                          4,429,730         6,077,750
                                                    =========         =========
     Diluted                                        4,510,455         6,108,541
                                                    =========         =========

See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

                     Consolidated Statements of Cash Flow

                                  (Unaudited)


                                                         Three months ended
                                                         March 31,
                                                         1998           1999
Cash flow from operating activities:
 Net earnings                                          $1,023,733    $1,719,178
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Realized losses (gains) on sale of investments         (37,146)        1,118
   Amortization of deferred acquisition costs             158,426       344,325
   Change in:
     Accrued investment and interest income              (675,866)     (680,967)
     Premiums receivable                                  591,927    (4,302,869)
     Commissions receivable                               (28,581)        9,889
     Reinsurance recoverable and ceded unearned premiums  (52,166)     (359,016)
     Due from affiliate                                    48,438       161,129
     Income taxes                                          47,557       (70,754)
     Unpaid losses and loss adjustment expenses           818,871     1,439,354
     Unearned premiums                                    881,994     1,144,808
     Liability for deductible fees held                  (503,596)      (41,014)
     Ceded premiums payable                            (1,107,892)      604,859
     Due to affiliate                                    (141,957)    1,075,488
     Accounts payable and accrued expenses                794,595      (340,007)
     Collateral                                                 -       522,728
     Other, net                                          (402,860)      163,353
                                                          -------       -------
         Net cash provided by operating activities      1,415,477     1,391,602
                                                        ---------     ---------

Cash flow from investing activities:
 Purchases of fixed maturities                        (39,454,936)     (988,954)
 Proceeds from maturity and redemption of fixed
   maturities                                           3,390,813        80,000
 Proceeds from sale of fixed maturities                 4,998,332     1,786,435
 Proceeds from sale of common stock                       304,140         1,062
 Increase in short-term investments                      (215,391)     (463,015)
 Decrease (increase) in notes receivable - other           22,070    (2,030,316)
 Purchase of fixed assets, net                             (7,427)   (2,117,672)
                                                            -----     ---------
         Net cash used in investing activities        (30,962,399)   (3,732,460)
                                                       ----------    ----------

Cash flow from financing activities:
 Proceeds from sale of common stock                    30,837,517         1,276
                                                       ----------         -----
         Net cash used in financing activities         30,837,517         1,276
                                                       ----------         -----

         Net increase (decrease) in cash                1,290,595    (2,339,582)

Cash at beginning of period                             2,768,831     4,737,132
                                                        ---------     ---------

Cash at end of period                                  $4,059,426    $2,397,550
                                                       ==========    ==========


See accompanying notes to consolidated financial statements (unaudited).

            American Safety Insurance Group, Ltd. and Subsidiaries

               Consolidated Statements of Comprehensive Earnings
                                  (Unaudited)

                                                         Three months ended

                                                               March 31,
                                                        1998           1999
                                                        ----           ----

Net earnings                                         $1,023,733       1,719,178

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities available
 for sale                                              (104,996)       (584,332)

Reclassification adjustment for realized gains
 included in net earnings                                37,146          (1,118)
                                                         ------           -----

  Total other comprehensive earnings (loss)
   before taxes                                         (67,850)       (585,450)

Income tax expense (benefit) related to
 items of comprehensive income                           (6,587)        (24,008)
                                                          -----          ------


  Other comprehensive earnings (loss) net
   of income taxes                                      (61,263)       (561,442)
                                                         ------         -------

  Total comprehensive earnings                       $  962,470      $1,157,736
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

           The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 1998.

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

           In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP suggests methods to determine when an entity should recognize a liability for guaranty fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for 1999, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. Implementation of this statement is not expected to have a material impact on the Company's financial position and results of operations.

           In October  1998,  the AICPA  issued SOP 98-7,  "Deposit  Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. It applies to all entities and all insurance and reinsurance contracts that do not transfer insurance risk except for long-duration life and health insurance contracts. The method used to account for insurance and reinsurance contracts that do not transfer insurance risk is referred to in this SOP as deposit accounting. The SOP does not address when deposit accounting should be applied. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued annual financial statements would not be permitted. The effect of initially adopting this SOP should be reported as a cumulative effect of a change in accounting principle (in accordance with the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes). Implementation of this statement is not expected to have a material impact on the Company's financial position and results of operations,

Note 3 - Nature of Operations

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

           Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and American Safety Re's business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

           However, because the Internal Revenue Code of 1986, as amended, the Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda subsidiary are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States. However, the United States subsidiaries of American Safety are subject to U.S. Federal and state income tax.

           Credit Risk is the risk that issuers of securities owned by the Company or secured notes receivable will default or that other parties, including reinsurers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral for secured note obligations and by maintaining sound reinsurance, credit and collection policies. See Note 6.

           Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

Note 4 - Investments

           The amortized cost and estimated fair values of investments at December 31, 1998 and March 31, 1999 are as follows:


                                                                                                             Amount
                                                                        Gross       Gross                   at which
                                                         Amortized     unrealized  unrealized  Estimated   shown in the
                                                            cost        gains       losses    fair value   balance sheet
                                                         ---------     ----------  ---------- ----------   -------------
December 31, 1998:
   Securities available for sale:
      Fixed maturities:
         U.S. Treasury securities and obligations
           of U.S. Government corporations
           and agencies                                 $13,365,480     332,997      50,997  13,647,480     13,647,480
         Obligations of states and political
           subdivisions                                   6,465,377     284,486       1,179   6,748,684      6,748,684
         Corporate securities                            19,688,443     364,650      53,841  19,999,252     19,999,252
         Mortgage-backed securities                       5,008,835       7,820     103,745   4,912,910      4,912,910
                                                        -----------     -------      ------  ----------     ----------
               Total fixed maturities                    44,528,135     989,953     209,762  45,308,326     45,308,326

       Equity investments - common stocks                 3,439,710      23,962      10,549   3,453,123      3,453,123
                                                        -----------     -------      ------  ----------     ----------

         Total                                          $47,967,845   1,013,915     220,311  48,761,449     48,761,449
                                                        ===========   =========     =======  ==========     ==========


March 31, 1999:
 Securities available for sale:
  Fixed maturities:
   U.S. Treasury securities and obligations
     of U.S. Government corporations
     and agencies                                      $14,528,393     128,452     197,164  14,459,681     14,459,681
   Obligations of states and political
     subdivisions                                        6,454,178     250,862       6,017   6,699,023      6,699,023
   Corporate securities                                 18,351,464      76,599      43,348  18,384,715     18,384,715
   Mortgage-backed securities                            4,361,631       7,271      35,443   4,333,459      4,333,459
                                                       -----------     -------      ------  ----------     ----------
       Total fixed maturities                           43,695,666     463,184     281,972  43,876,878     43,876,878

  Equity investments - common stocks                     3,356,079      32,295       5,353   3,383,021      3,383,021
                                                       -----------     -------      ------  ----------     ----------

       Total                                           $47,051,745     495,479     287,325  47,259,899     47,259,899
                                                       ===========     =======     =======  ==========     ==========

Note 5 - Shareholder Matters

           On January 29, 1998, the Company effectuated a 1,310-for-one share split and increased its authorized capital to 15,000,000 common shares and 5,000,000 preferred shares in contemplation of the Company's initial public offering which became effective February 12, 1998. All share and per share amounts have been retroactively adjusted to effect this split.

Note 6 - Subsequent Event

           On May 29, 1998, American Safety Reinsurance, Ltd. ("American Safety Re"), a subsidiary of Registrant, purchased an existing secured loan in the original principal amount of $8,850,000 (the "Project Loan") from an affiliate of Citibank Mortgage Corp., which loan was made to Ponce Marina, Inc. (the "Developer") in connection with its planned development of 710 condominium units, a marina with 142 condominium boat slips and a yacht club, a beach club and a par 3 golf course on a 172 acre site located in Ponce Inlet, Florida (the "Property"). American Safety Re purchased the Project Loan at a discount for $5,850,082, and made additional advances to the

Developer and incurred other Property related costs totaling $2,009,815 following its purchase of the Project Loan. The Developer was unable to obtain construction financing for the Property and failed to make a $6,400,000 payment on the Project Loan due March 31, 1999. Immediately following the Developer's default, American Safety Re obtained a judgment against the Developer for $12,117,857 (which includes accrued interest), foreclosed on the Property and received a certificate of title to the Property on April 13, 1999. American Safety Re has invested, to date, a total of $7,859,897 in the Project Loan and the Property.

           American Safety Re is currently marketing the Property for sale and is evaluating a proposal from a prospective purchaser. The Property has been recently appraised for a third party by an independent appraisal firm for an amount substantially in excess of American Safety Re's investment in the Project Loan.


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

           The Company is able to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and its risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income as appropriate.

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


Results of Operations

           The following table sets forth the Company's consolidated revenues:

                                                                              Percent
                                                                              Increase
                                                                             (Decrease)
                                              Three Months Ended March 31,
                                               1997    1998     1999         1997      1998
                                                                             to 1998   to 1999

                                                  (Dollars in thousands)
Net Premiums earned:
Reinsurance:
   Workers' compensation................      $1,045   $1,464     1,395       40.1%    (4.7)%
   General liability from affiliate.....         451      441       643       (2.2)     45.8
   Auto Liability.......................           -        -        13
                                              ------   ------     -----
          Total reinsurance.............       1,496    1,905    2,051        27.3       7.7

Primary insurance:
   Surety...............................          87      188      404       116.1     114.9
                                              ------   ------    -----
          Total primary insurance.......          87      188      404       116.1     114.9
                                              ------   ------      ---
               Total net premiums earned       1,583    2,093    2,455        32.2      17.3
                                              ------   ------    -----
Net investment income...................         333      627      699        88.3      11.5
Interest on notes receivable............         278      268      926        (3.6)    245.5
Commission and fee income:

Brokerage commission income.............         617      384      431       (37.8)     12.2
Management fees from affiliate..........         124      171      179        37.9       4.7
                                               -----   ------    -----
   Total commission and fee income......         741      555      610       (25.1)      9.9
                                               -----   ------    -----
Net realized gains (losses).............           6       37       (1)      516.7    (102.7)
Other income............................           6        6       79           -   1,216.7
                                               -----   ------    -----
                    Total Revenues......      $2,947   $3,586    4,768        21.7%     33.0%
                                              ------   ------    -----

           The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:



                                                           Three months ended
                                   March 31,
                                                       1997        1998    1999
                                                       ----        ----    ----
Insurance operations:
 Loss and loss adjustment expense ratio...........      63.4%       63.8%  53.7%
 Expense ratio....................................      16.3        10.4   16.6
                                                        ----        ----   ----
    Combined ratio................................      79.7%       74.2%  70.3%
                                                        -----       -----  -----

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

           Net Premiums Earned. Net premiums earned increased 17.3% from $2.1 million in the quarter ended March 31, 1998 to $2.5 million in the quarter ended March 31, 1999. The principal factor accounting for the increase was the Company's assumption of general liability reinsurance business from an affiliated insurance carrier, which increased by 45.8% from $441,000 in the quarter ended March 31, 1998 to $643,000 in the quarter ended March 31, 1999. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 114.9% from $188,000 in the quarter ended March 31, 1998 to $404,000 in the quarter ended March 31, 1999. This increase is attributable to additional premiums from new business and the Company's new reinsurance program.

           Net Investment Income. Net investment income increased 11.5% from $627,000 in the quarter ended March 31, 1998 to $699,000 in the quarter ended March 31, 1999 as a result of the investment of additional cash flows from insurance operations and from the timing of the investment of the Company's initial public offering proceeds which took place in the middle of the first quarter of 1998. The average annual pre-tax yield on investments was 5.6% in the quarter ended March 31, 1998 and 5.5% in the quarter ended March 31, 1999. The average annual after-tax yield on investments was 5.1% in the quarter ended March 31, 1999 and 5.2% in the quarter ended March 31, 1999.

           Interest from Notes Receivable. Interest from notes receivable increased 245.5% from $268,000 in the quarter ended March 31, 1998 to $926,000 in the quarter ended March 31, 1999 as a result of an increase of $13.0 million in outstanding secured notes receivable compared to the same period in 1998. The notes bear interest rates ranging from 9% to 25% and are payable on various dates.

     Brokerage Commission Income. Income from insurance brokerage operations increased 12.2% from $384,000 in the quarter ended March 31, 1998 to $431,000 in the quarter ended March 31, 1999

           Management Fees. Management fees increased 4.7% from $171,000 in the quarter ended March 31, 1998 to $179,000 in the quarter ended March 31, 1999 as a result of increased service levels provided by the Company to its risk retention group affiliate.

           Net Realized Gains (Losses). Net realized gains (losses) decreased from a gain of $37,000 in the quarter ended March 31,1998 to a loss of $1,000 for the quarter ended 1999.

           Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 1.5% from $1.34 million in the quarter ended March 31, 1998 to $1.32 million in the quarter ended March 31, 1999 primarily due to lower retentions from the Company's new reinsurance program that was effective January 1, 1999 and the mix of premiums earned. General liability and surety, which carry a lower loss ratio, had an increase in premiums earned while workers' compensation, which has a higher loss ratio, had a slight decrease in premiums earned. The Company continues to record loss and loss adjustments expense for workers' compensation to the aggregate stop-loss attachment point of its reinsurance.

     Acquisition Expenses. Policy acquisition expenses increased 51.6% from $213,000 in the quarter ended March 31, 1998 to $323,000 in the quarter ended March 31, 1999 as a result of increased premiums production and the Company's new reinsurance program for surety business which eliminated ceding commissions that previously reduced the expense.

           Payroll and Other Expenses. Payroll and other expenses increased 51.1% from $960,000 in the quarter ended March 31, 1998 to $1,451,000 in the quarter ended March 31, 1999 as a result of salary and benefit and operating expense increases primarily due to increased staffing for new and existing programs.

           Income Taxes. Federal and state income taxes decreased from $54,000 in the quarter ended March 31, 1998 to a benefit of $46,000 in the quarter ended March 31, 1999 due to additional premiums being ceded to the Company's Bermuda reinsurance subsidiary and investment income earned in Bermuda.

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

           General liability reinsurance premiums remained substantially the same, from $451,000 in the quarter ended March 31, 1997 to $441,000 in the quarter ended March 31, 1998. In the Company's primary insurance business, new premiums earned from the Company's U.S. insurance subsidiary's surety program increased 116.6% from $87,000 in the quarter ended March 31, 1997 to $188,000 in the quarter ended March 31, 1998 as a result of new accounts written.

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

           Management Fees. Management fees increased 37.9% from $124, 000 in the quarter ended March 31, 1997 to $171,000 in the quarter ended March 31, 1998 as a result of increased service levels provided by the Company to its risk retention group affiliate.

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

           Payroll and Other Expenses. Payroll and other expenses increased 33.0% from $722,000 in the quarter ended March 31, 1997 to $960,000 in the quarter ended March 31, 1998 due to salary and benefit increases and increased staffing required to handle new and existing programs.

     Income Taxes. Federal and state income taxes decreased from $193,000 in the quarter ended March 31, 1997 to $54,000 in the quarter ended March 31, 1998 due to decreased taxable income in the Company's U.S. insurance subsidiary. Liquidity and Capital Resources

           The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to stabilize demands on its liquidity. The Company has repurchased 16,200 common shares in the open market, to date, pursuant to its stock repurchase program.

           On a consolidated basis, net cash provided from operations was $1.4 million for the quarter ended March 31, 1998 and $1.4 million for the quarter ended March 31, 1999. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established relatively large loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

           Total assets increased from $86.1 million at December 31, 1998 to $92.1 million at March 31, 1999, primarily due to increases in premiums receivable, reinsurance recoverable and real estate investments. Cash, invested assets and notes receivable decreased from $72.0 million at December 31, 1998 to $70.6 million at March 31, 1999.

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

           In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of March 31, 1999, the Company had no investments in derivative instruments.

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

           In the context of Year 2000 issues, the Company has identified the following general categories of business partners as material to the Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment managers, insurance brokers, agents and producers, reinsurers and reinsurance intermediaries and utilities. The Company has been in contact with its material business partners to determine their state of readiness with regard to Year 2000 compliance and the potential impact on the Company. Based on the information available to the Company, the Company has not currently identified a material business partner that will not be compliant with respect to Year 2000 issues. However, there can be no assurance that such material business partners will be Year 2000 compliant, and such noncompliance could have a material affect on the Company's financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

           The Company's market risk has not changed materially since December 31, 1998.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 1999.

                                     American Safety Insurance Group, Ltd.



                                     By: /s/ Lloyd A. Fox
                                        Lloyd A. Fox
                                        President and Chief Executive Officer



                                     By: /s/ Steven B. Mathis
                                        Steven B. Mathis
                                        Chief Financial Officer
                                        (Principal Financial Officer)