Form 10-Q
period 1999-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1999-08-16
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                 --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on August 10, 1999 was 6,045,200.

                     AMERICAN SAFETY INSURANCE GROUP, LTD.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                                                        Page


PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.........................................  3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................ 10
Item 3.    Quantitative and Qualitative Disclosures About
             Market Risks............................................... 16

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings............................................ 17
Item 2.    Changes in Securities and Use of Proceeds.................... 17
Item 3.    Defaults Upon Senior Securities.............................. 17
Item 4.    Submission of Matters to a Vote of Security Holders.......... 17
Item 5.    Other Information............................................ 17
Item 6.    Exhibits and Reports on Form 8-K............................. 17

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            American Safety Insurance Group, Ltd. and Subsidiaries

                          Consolidated Balance Sheets

                                            December 31,        June 30,
                    Assets                     1998               1999
                    ------                  ------------       ---------
                                                              (unaudited)
Investments:
  Securities available for sale,
    at fair value:
          Fixed maturities                  $45,308,326       $43,457,434
          Common stock                        3,453,123         4,514,068
  Investment in real estate                           -        10,234,943
  Short-term investments                      2,286,320         2,615,268
                                            -----------       -----------
               Total investments             51,047,769        60,821,713

Cash                                          4,737,132           535,445
Accrued investment and interest
  income                                      2,441,857         2,318,148
Notes receivable:
  Related parties                               280,000                 -
  Other                                      15,939,894        11,361,494
Premiums receivable                           5,838,567        10,240,048
Commissions receivable                           22,569           301,505
Ceded unearned premium                        1,742,021         1,758,027
Reinsurance recoverable                       1,840,884         2,447,438
Due from affiliate                              668,074            11,497
Income tax recoverable                          277,292           360,838
Deferred income taxes                           362,951           556,191
Property, plant and equipment                   185,807         1,074,890
Goodwill                                        252,239           243,353
Fund held by reinsureds                               -           298,000
Other assets                                    510,416           653,894
                                            -----------       -----------
                    Total assets            $86,147,472       $92,982,481
                                            ===========       ===========

    Liabilities and Shareholders'
     Equity
Liabilities:
  Unpaid losses and loss adjustment
   expenses                                 $14,700,473       $17,591,996
  Unearned premiums                           3,894,568         5,131,720
  Liability for deductible fees held            244,998                 -
  Reinsurance on paid loss and loss
   adjustment expenses                          380,858           850,634
  Reinsurance deposits on retroactive
   contract                                     332,430           130,402
  Ceded premiums payable                      4,382,922         4,699,189
  Due to affiliate:
   Ceded premiums payable                       201,778           530,761
   Reinsurance on paid loss and loss
    adjustment expenses                          52,151           213,891
  Accounts payable and accrued expenses       2,688,001         2,193,768
  Collateral held                                     -           328,728
                                            -----------       -----------
                    Total liabilities        26,878,179        31,671,089
                                            -----------       -----------
Shareholders' equity:
  Preferred stock, $0.01 par value;
   authorized5,000,000 shares; no
   shares issued andoutstanding
  Common stock, $0.01 par value;
   authorized 15,000,000 shares;
   issued and outstanding at
   December 31, 1998, 6,074,770
   shares, and at June 30, 1999,
   6,061,550 shares                              60,747            60,777
   Treasury Stock                                     -          (114,354)
  Additional paid-in capital                 33,809,141        33,810,387
  Retained earnings                          24,705,471        27,866,046
  Other comprehensive income                    693,934          (311,464)
                                            -----------        -----------
               Total shareholders' equity    59,269,293        61,311,392
                                            -----------       -----------
               Total liabilities and
               shareholders' equity         $86,147,472       $92,982,481
                                            ===========       ===========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                       Consolidated Statements of Earnings
                                   (Unaudited)


                                                Three Months Ended                            Six Months Ended
                                                      June 30,                                     June 30,
                                         ---------------------------------------  -------------------------------------------
                                             1998                  1999                   1998                  1999
                                             ----                  ----                   ----                  ----

Revenues:
   Direct premiums earned                  $  997,178            $1,703,655             $2,035,202            $3,113,706
   Assumed premiums earned:
     Affiliate                                872,634               773,437              1,413,993             1,584,153
     Nonaffiliates                          1,501,534             2,208,279              3,040,990             3,787,280
                                            ---------             ---------              ---------             ---------
       Total assumed
        premiums earned                     2,374,168             2,981,716              4,454,983             5,371,433
                                            ---------             ---------              ---------             ---------
   Ceded premiums earned:
     Affiliate                                718,524               912,709              1,434,117             2,003,404
     Nonaffiliates                            468,104               172,281                778,520               426,570
                                            ---------             ---------              ---------             ---------
       Total ceded premiums earned          1,186,628             1,084,990              2,212,637             2,429,974
                                            ---------             ---------              ---------             ---------

         Net premiums earned                2,184,718             3,600,381              4,277,548             6,055,165
                                            ---------             ---------              ---------             ---------

   Net investment income                      855,121               714,430              1,481,770             1,413,765
   Interest on notes receivable               427,403               581,460                695,618             1,507,562
   Brokerage commission income                276,909                63,367                660,950               494,234
   Management fees from affiliate             195,787               176,802                366,536               356,035
   Net realized gains (losses)                 57,933                98,975                 95,079                97,857
   Other income                                 4,883               382,528                 11,583               461,049
                                            ---------             ---------              ---------             ----------
         Total revenues                     4,002,754             5,617,943              7,589,084            10,385,667
                                            ---------             ---------              ---------            ----------

Expenses:
   Losses and loss adjustment expenses
       incurred                             1,135,975             2,100,175              2,471,152             3,419,530
   Acquisition expenses                       206,840               347,972                420,219               671,416
   Payroll and related expenses               829,925             1,339,051              1,632,663             2,342,687
   Other expenses                             262,766               497,609                419,832               945,450
                                            ---------             ---------              ---------             ---------
         Total expenses                     2,435,506             4,284,807              4,943,866             7,379,083
                                            ---------             ---------              ---------             ---------

         Earnings before income taxes       1,567,248             1,333,136              2,645,218             3,006,584

Income taxes                                  (14,579)             (108,261)                39,658              (153,991)
                                            ---------             ----------             ---------             ----------

         Net earnings                      $1,581,827             $1,441,397             $2,605,560            $3,160,575
                                            ----------            ----------             ----------            ----------

Net earnings per share:
   Basic                                    $     0.26            $    0.24              $     0.50            $     0.52
                                            ==========            =========              ==========            ==========
   Diluted                                  $     0.26            $    0.24              $     0.49            $     0.52
                                            ==========            =========              ==========            ==========
Common shares used in
  computing earnings per share:
   Basic                                    $6,044,914            $6,064,010             $5,241,784            $6,070,823
                                            ==========            ==========             ==========            ==========
   Diluted                                  $6,175,150            $6,087,809             $5,347,401            $6,099,941
                                            ==========            ==========             ==========            ==========



See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flow
                                   (Unaudited)



                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                                     --------
                                                                                          1998                    1999
                                                                                          ----                    ----
Cash flow from operating activities:
 Net earnings                                                                        $ 2,605,560               $ 3,160,575
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Realized losses (gains) on sale of investments                                        (95,079)                  (98,975)
   Amortization of deferred acquisition costs                                            244,180                   534,709
   Change in:
     Accrued investment and interest income                                             (799,684)                 (856,411)
     Premiums receivable                                                                (552,268)               (4,401,481)
     Commissions receivable                                                              (41,011)                 (278,936)
     Reinsurance recoverable and ceded unearned premiums                                (246,775)                 (622,560)
     Funds held by reinsured                                                                   -                  (298,000)
     Due from affiliate                                                                  (59,490)                  656,577
     Income taxes                                                                        (31,469)                 (276,786)
     Unpaid losses and loss adjustment expenses                                        1,193,359                 2,891,523
     Unearned premiums                                                                 1,378,934                 1,237,152
     Liability for deductible fees held                                               (1,327,424)                 (447,026)
     Ceded premiums payable                                                           (1,719,106)                  316,267
     Due to affiliate                                                                    438,200                   490,723
     Accounts payable and accrued expenses                                               695,539                  (494,233)
     Collateral                                                                                -                   328,728
     Other, net                                                                         (713,879)                  (12,207)
                                                                                      -----------               -----------
         Net cash provided by operating activities                                     1,019,587                 1,829,639
                                                                                      ----------                ----------

Cash flow from investing activities:
 Purchases of fixed maturities                                                       (60,751,975)               (2,773,345)
 Purchases of Equity Investments                                                      (2,304,221)                 (787,292)
 Proceeds from maturity and redemption of fixed maturities                             3,941,489                 1,050,645
 Proceeds from sale of fixed maturities                                               35,103,718                 2,103,289
 Proceeds from sale of common stock                                                      728,472                     1,062
 Increase in short-term investments                                                     (967,344)                 (328,948)
 Decrease (increase) in notes receivable - related parties                                     -                   280,000
 Decrease (increase) in notes receivable - other                                      (7,881,016)               (4,584,376)
 Purchase of fixed assets, net                                                           (22,942)                 (879,283)
                                                                                     ------------               -----------
         Net cash used in investing activities                                       (32,153,819)               (5,918,248)
                                                                                     ------------               -----------

Cash flow from financing activities:
 Proceeds from sale of common stock                                                   31,102,975                     1,276
 Purchase of treasury stock                                                                    -                  (114,354)
                                                                                      ----------                -----------
         Net cash used in financing activities                                        31,102,975                  (113,078)
                                                                                      ----------                -----------

         Net increase (decrease) in cash                                                 (31,257)               (4,201,687)

Cash at beginning of period                                                            2,768,831                 4,737,132
                                                                                      ----------                ----------

Cash at end of period                                                                 $2,737,574                $  535,445
                                                                                      ==========                ==========

NONCASH ITEMS Operating activities:
   Change in accrued interest income                                                           -                   980,120

 Investing activities:
   Decrease in notes receivable-other                                                                            9,162,777
   Purchase of real estate                                                                     -               (10,142,897)

 Financing activities:
   No activity                                                                                 -                         -
                                                                                      ----------                -----------
 Net noncash adjustments                                                                       -                         -
                                                                                      ==========                ===========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                Consolidated Statements of Comprehensive Earnings
                                   (Unaudited)


                                                                     Three months ended                           Six months ended
                                                                          June 30,                                    June 30,
                                              ---------------------------------------  ------------------------------------------
                                                   1998                  1999                  1998                  1999
                                              -----------------  --------------------  --------------------  --------------------
Net earnings                                   $1,581,827            $1,441,397            $2,605,560            $3,160,575

Other comprehensive earnings before
 income taxes:

Unrealized gains (losses) on securities
 available for sale                                (4,017)             (538,553)             (109,013)           (1,122,885)

Reclassification adjustment for
 realized gains included in net
 earnings                                          57,933                 6,929                95,079                 5,811
                                                ---------               -------             ---------             ---------

   Total other comprehensive earnings
   (loss) before taxes                             53,916              (531,624)              (13,934)           (1,117,074)

Income tax expense (benefit) related to
 items of comprehensive income                     17,848               (87,668)              (24,435)             (111,676)
                                                ---------              ---------            ----------           -----------


   Other comprehensive earnings (loss)
   net of income taxes                             71,764              (443,956)               10,501            (1,005,398)
                                                ---------              ---------            ---------            -----------

  Total comprehensive earnings                 $1,653,591              $997,441            $2,616,061            $2,155,177
                                                =========               =======             =========             =========

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

           The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 1998.

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

           In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Due to the Company's limited use of derivatives, the Company expects that adoption of SFAS No. 133 will have an immaterial impact on the Company's consolidated financial position and results of operations.

           In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." This SOP suggests methods to determine when an entity should recognize a liability for guaranty fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. This SOP is effective for 1999, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. Implementation of this statement is not expected to have a material impact on the Company's consolidated financial position and results of operations.

           In October  1998,  the AICPA  issued SOP 98-7,  "Deposit  Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". This SOP provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. It applies to all entities and all insurance and reinsurance contracts that do not transfer insurance risk except for long-duration life and health insurance contracts. The method used to account for insurance and reinsurance contracts that do not transfer insurance risk is referred to in this SOP as deposit accounting. The SOP does not address when deposit accounting should be applied. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued annual financial statements would not be permitted. The effect of initially adopting this SOP should be reported as a cumulative effect of a change in accounting principle (in accordance with the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes). Implementation of this statement is not expected to have a material impact on the Company's consolidated financial position and results of operations,

Note 3 - Nature of Operations

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

           Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and its Bermuda subsidiary's business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

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

Note 4 - Investments

           The amortized cost and estimated fair values of investments at December 31, 1998 and June 30, 1999 are as follows:

                                                                                                                        Amount at
                                                                                                                       which shown
                                                                           Gross          Gross                         in the
                                                     Amortized           unrealized     unrealized     Estimated        balance
                                                        Cost               gains          losses       fair value        sheet

                                                 ------------------  ---------------   ------------   ------------   ------------
December 31, 1998:
  Securities available for sale:
    Fixed maturities:
      U.S. Treasury securities and
       obligations of U.S. Government
       corporations and agencies                    $13,365,480             332,997      50,997       13,647,480     13,647,480
      Obligations of states and
       political subdivisions                         6,465,377             284,486       1,179        6,748,684      6,748,684
      Corporate securities                           19,688,443             364,650      53,841       19,999,252     19,999,252

      Mortgage-backed securities                      5,008,835               7,820     103,745        4,912,910      4,912,910
                                                     ----------            --------     -------       ----------     ----------
        Total fixed maturities                       44,528,135             989,953     209,762       45,308,326     45,308,326

    Equity investments - common

     stocks                                           3,439,710              23,962      10,549        3,453,123      3,453,123
                                                     ----------            --------     -------       ----------     ----------

      Total                                         $47,967,845           1,013,915     220,311       48,761,449     48,761,449
                                                     ==========           =========     =======       ==========     ==========


June 30, 1999:
  Securities available for sale:
    Fixed maturities:
    U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                       14,227,113              35,478     385,012       13,877,579     13,877,579
    Obligations of states and
     political subdivisions                           6,549,915              84,658      66,042        6,568,531      6,568,531
    Corporate securities                             17,751,445               6,508     300,728       17,457,225     17,457,225

    Mortgage-backed securities                        5,625,773               3,189      74,863        5,554,099      5,554,099
                                                     ----------             -------     -------       ----------     ----------
        Total fixed maturities                       44,154,246             129,833     826,645       43,457,434     43,457,434

 Equity investments - common stocks                   4,140,726             373,342           -        4,514,068      4,514,068
                                                     ----------             -------     -------       ----------     ----------

      Total                                         $48,294,972             503,175     826,645       47,971,502     47,971,502
                                                     ==========             =======     =======       ==========     ==========


Note 5 - Shareholder Matters

           On January 29, 1998, the Company effectuated a 1,310-for-one share split and increased its authorized capital to 15,000,000 common shares and 5,000,000 preferred shares in contemplation of the Company's initial public offering which became effective February 12, 1998. All share and per share amounts have been retroactively adjusted to effect this split.

           Effective February 1, 1999, the Company's Board of Directors authorized a share repurchase program. During the quarter, the Company purchased 16,200 shares of its stock at a total price of $114,354. This stock was purchased in open market transactions.

Note 6 - Notes Receivable

           On May 29, 1998, American Safety Reinsurance, Ltd. ("American Safety Re"), a subsidiary of Registrant, purchased an existing secured loan in the original principal amount of $8,850,000 (the "Project Loan") from an affiliate of Citibank Mortgage Corp., which loan was made to Ponce

Marina, Inc. (the "Developer") in connection with its planned development of 710 condominium units, a marina with 142 condominium boat slips and a yacht club, a beach club and a par 3 golf course on a 172 acre site located in Ponce Inlet, Florida (the "Property"). American Safety Re purchased the Project Loan at a discount for $5,850,082, and made additional advances to the Developer and incurred other Property related costs totaling $2,009,815 following its purchase of the Project Loan. The Developer was unable to obtain construction financing for the Property and failed to make a $6,400,000 payment on the Project Loan due March 31, 1999. Immediately following the Developer's default, American Safety Re obtained a judgment against the Developer for $12,117,857 (which includes accrued interest), foreclosed on the Property and received a certificate of title to the Property on April 13, 1999. American Safety Re has invested through June 30, 1999, a total of $8,701,955 in the Project Loan and the Property. As a result of the Developer's default on the Project Loan, the Company's operating results for the quarter ended June 30, 1999 were reduced by approximately $250,000 in interest on notes receivable (or $0.04 per share).

           American Safety Re has entered into a contract to sell the Property which is subject to customary real estate contract contingencies. The Property was recently appraised for a third party by an independent appraisal firm for an amount substantially in excess of American Safety Re's investment in the Project Loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           American Safety is a specialty insurance and financial services holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks, as well as providing a broad range of financial services and products to middle market businesses. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

           The Company's consolidated financial position and results of operation are subject to change based on various factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries.

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

Results of Operations

           The following table sets forth the Company's consolidated revenues:


                                                                                                             Three         Six
                                                                                                             Months       Months
                                                                Three Months              Six Months          Ended        Ended
                                                               Ended June 30,           Ended June 30,       June 30      June 30
                                                       -----------------------------------------------------------------------------
                                                                                                             1998 to      1998 to
                                                            1998           1999      1998          1999        1999         1999
                                                       -----------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
                                                       -----------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
  Workers' compensation                                $1,427             $1,807     $2,891         $3,202     26.6%       10.8%
  General liability from affiliate                        675              1,171      1,116          1,814     73.5        62.5
  Auto Liability                                            -                  9          -             22
                                                       ------             ------     ------          -----
    Total reinsurance                                   2,102              2,987      4,007         $5,038     42.1        25.7

Primary insurance:
  Surety                                                   83                613        271          1,017    638.6        275.3
                                                       ------             ------     ------         ------
    Total primary insurance                                83                613        271          1,017    638.6        275.3
                                                       ------             ------     ------         ------
      Total net premiums earned                         2,185              3,600      4,278          6,055     64.8         41.5
                                                       ------             ------     ------         ------
Net investment income                                     855                715      1,482          1,414    (16.4)        (4.6)
Interest on notes receivable                              428                582        696          1,508     36.0        116.7




Commission and fee income:                               277                 63        661              494       (77.3)   (25.3)
Brokerage commission income                              195                177        366              356        (9.2)    (2.7)
                                                       -----             ------     ------           ------
Management fees from affiliate                           472                240      1,027              850       (49.2)   (17.2)
  Total commission and fee income                      -----             ------     ------           ------
Net realized gains (losses)                               58                 99         95               98        70.7      3.2
Other income                                               5                382         11              461     7,540.0  4,090.9
                                                      ------             ------      -----           ------
         Total Revenues                               $4,003             $5,618     $7,589          $10,386        40.3%    36.9%
                                                      ------             ------     ------           ------


           The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:


                                                      Three months ended                Six months ended
                                                           June 30,                         June 30,

                                                  1997      1998      1999          1997      1998      1999
                                                  ----      ----      ----          ----      ----      ----
Insurance operations:
 Loss and loss adjustment expense ratio          51.4%     52.0%     58.3%         57.0%     57.8%     56.5%
 Expense ratio                                   29.7      12.4      13.7          20.3      11.4      14.8
                                                 -----     -----     -----         -----     -----     -----
    Combined ratio                               81.1%     64.4%     72.0%         77.3%     69.2%     71.3%
                                                 -----     -----     -----         -----     -----     -----


Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

           Net Premiums Earned. Net premiums earned increased 64.8% from $2.2 million in the quarter ended June 30, 1998 to $3.6 million in the quarter ended June 30, 1999. The principal factor accounting for the increase was the Company's assumption of general liability reinsurance business from an affiliated insurance company, which increased by 73.5% from $675,000 in the quarter ended June 30, 1998 to $1.2 million in the quarter ended June 30, 1999. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 638.6% from $83,000 in the quarter ended June 30, 1998 to $613,000 in the quarter ended June 30, 1999. The increase in surety is attributable to additional premiums from new business and the Company's new reinsurance program.

           Net Investment Income. Net investment income decreased 16.4% from $855,000 in the quarter ended June 30, 1998 to $715,000 in the quarter ended June 30, 1999 due to a reduction in the investment portfolio, as a result of additional investments in notes receivable. The average annual pre-tax yield on investments was 6.0% in the quarter ended June 30, 1998 and 5.6% in the quarter ended June 30, 1999. The average annual after-tax yield on investments was 5.6% in the quarter ended June 30, 1998 and 5.4% in the quarter ended June 30, 1999.

           Interest from Notes Receivable. Interest from notes receivable increased 36.0% from $428,000 in the quarter ended June 30, 1998 to $582,000 in the quarter ended June 30, 1999 as a result of increases in outstanding notes receivable. See Note 6 to consolidated financial statements (unaudited).

           Brokerage Commission Income. Income from insurance brokerage operations decreased 77.3% from $277,000 in the quarter ended June 30, 1998 to $63,000 in the quarter ended June 30, 1999 as a result of lower production in our agency business resulting from a change in personnel.

           Management Fees. Management fees decreased 9.2% from $195,000 in the quarter ended June 30, 1998 to $177,000 in the quarter ended June 30, 1999 as a result of decreased services provided by the Company to its risk retention group affiliate.

           Net Realized Gains (Losses). Net realized gains increased 70.7% from $58,000 in the quarter ended June 30,1998 to $98,000 for the quarter ended June 30, 1999.

           Other Income. Other income increased from $5,000 in the quarter ended June 30, 1998 to $383,000 for the quarter ended June 30, 1999 as a result the Company's new financial services subsidiary, which is engaged in the business of arranging third-party financing for a fee.

           Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 84.9% from $1.14 million in the quarter ended June 30, 1998 to $2.1 million in the quarter ended June 30, 1999 primarily due to an increase in net premiums earned. Increases in workers' compensation premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses, as that line of business has a higher loss ratio than the general liability or surety lines of business. The Company continues to record loss and loss adjustment expenses for workers' compensation to the aggregate stop-loss attachment point of its reinsurance.

           Acquisition Expenses. Policy acquisition expenses increased 68.2% from $207,000 in the quarter ended June 30, 1998 to $348,000 in the quarter ended June 30, 1999 as a result of increased premiums production and the Company's new reinsurance program for surety business which eliminated ceding commissions that previously reduced the expense.

           Payroll and Other Expenses. Payroll and other expenses increased 68.1% from $1.1 million in the quarter ended June 30, 1998 to $1.8 million in the quarter ended June 30, 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company's new financial services subsidiary.

           Income Taxes. Federal and state income taxes decreased from a benefit of $15,000 in the quarter ended June 30, 1998 to a benefit of $108,000 in the quarter ended June 30, 1999 due to decreased taxable income in the Company's U.S. insurance subsidiary.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

           Net Premiums Earned. Net premiums earned increased 41.5% from $4.3 million in the six months ended June 30, 1998 to $6.1 million in the six months ended June 30, 1999. The principal factor accounting for the increase was the Company's assumption of general liability reinsurance business from an affiliated insurance company, which increased net premiums by 62.5% from $1.1 million in the six months ended June 30, 1998 to $1.8 million in the six months ended June 30, 1999. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 275.3% from $271,000 in the six months ended June 30, 1998 to $1.0 million in the six months ended June 30, 1999. This increase is attributable to additional premiums from new business and the Company's new reinsurance program.

           Net Investment Income. Net investment income decreased 4.6% from $1.48 million in the six months ended June 30, 1998 to $1.41 million in the six months ended June 30, 1999 due to a reduction in the investment portfolio, as a result of additional investments in notes receivable. The average annual pre-tax yield on investments was 7.1% in the six months ended June 30, 1998 and 5.6% in the six months ended June 30, 1999. The average annual after-tax yield on investments was 6.5% in the six months ended June 30, 1998 and 5.3% in the six months ended June 30, 1999.

           Interest from Notes Receivable. Interest from notes receivable increased 116.7% from $696,000 in the six months ended June 30, 1998 to $1.5 million in the six months ended June 30, 1999 as a result of increases in outstanding notes receivable. See Note 6 to consolidated financial statements (unaudited).

           Brokerage Commission Income. Income from insurance brokerage operations decreased 25.3% from $661,000 in the six months ended June 30, 1998 to $494,000 in the six months ended June 30, 1999 as a result of lower production in our agency business resulting from a change in personnel.

           Management Fees. Management fees decreased 2.7% from $366, 000 in the six months ended June 30, 1998 to $356,000 in the six months ended June 30, 1999 as a result of decreased service levels provided by the Company to its risk retention group affiliate.

           Net Realized Gains. Net realized gains (losses) increased 3.2% from a gain of $95,000 in the six months ended June 30, 1998 to a gain of $98,000 in the six months ended June 30, 1999.

     Other Income. Other income increased from $11,000 in the six months ended June 30, 1998 to $461,000 for the six months ended June 30, 1999 as a result of the Company's new financial services subsidiary which is engaged in the business of arranging third-party financing for a fee.

           Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 38.4% from $2.5 million in the six months ended June 30, 1998 to $3.4 million in the six months ended June 30, 1999 primarily due to an increase in net premiums earned. Increases in workers' compensation premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses, as that line of business has a higher loss ratio than the general liability or surety lines of business. The Company continues to record loss and loss adjustment expenses for workers' compensation to the aggregate stop-loss attachment point of its reinsurance.

           Acquisition Expenses. Policy acquisition expenses increased 59.8% from $420,000 in the six months ended June 30, 1998 to $671,000 in the six months ended June 30, 1999 as a result of increased premiums production and the Company's new reinsurance program for surety business which eliminated ceding commissions that previously reduced the expense.

           Payroll and Other Expenses. Payroll and other expenses increased 60.2% from $2.1 million in the six months ended June 30, 1998 to $3.3 million in the six months ended June 30, 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company's new financial services subsidiary.

           Income Taxes. Federal and state income taxes decreased from $40,000 in the six months ended June 30, 1998 to a benefit of $154,000 in the six months ended June 30, 1999 due to decreased taxable income in the Company's U.S. insurance subsidiary.

Liquidity and Capital Resources

           The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to stabilize demands on its liquidity. The Company has repurchased 33,950 common shares in the open market, through August 11, 1999, pursuant to its stock repurchase program.

           On a consolidated basis, net cash provided from operations was $1.0 million for the six months ended June 30, 1998 and $1.8 million for the six months ended June 30, 1999. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established relatively large loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

           Total assets increased from $86.1 million at December 31, 1998 to $93.0 million at June 30, 1999, primarily due to increases in premiums receivable, reinsurance recoverable and real estate investments and slightly offset by a decrease in notes receivable. Cash, invested assets and notes receivable increased from $72.0 million at December 31, 1998 to $72.7 million at June 30, 1999.

           American Safety is an insurance and financial services holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. As an insurance holding company, American Safety's ability to pay dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to pay dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.

           In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of June 30, 1999, the Company had no investments in derivative instruments.

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

           The Company anticipates that its information technology systems will be Year 2000 compliant on or before September 30, 1999. The Company's contingency plan for any Year 2000 noncompliance of its information technology systems involves the manual entering and outputting of business records. The
Company believes it has sufficient employees and other staff available to maintain its current level of customer service. To date, the Company has spent less than $100,000 on hardware and software relating to Year 2000 compliance and the Company does not anticipate any significant additional expenditures with respect to the Year 2000 issue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

           The Company's market risk has not changed materially since December 31, 1998.






            [The remainder of this page is intentionally left blank.]

                          PART II - OTHER INFORMATION



 Item 1.  Legal Proceedings.

          Not applicable.

 Item 2.  Changes in Securities and Use of Proceeds.

          Not applicable.

 Item 3.  Defaults Upon Senior Securities.

          Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders.

               The Annual General Meeting of Shareholders of the Company was held on June 25, 1999 in Hamilton, Bermuda. Proxies for the Annual General Meeting were solicited by the Board of Directors pursuant to applicable Bermuda law. The Company's shareholders elected Lloyd A. Fox and David V. Brueggen as directors to serve three year terms expiring at the Annual General Meeting of Shareholders in 2002. The votes for the directors totaled 5,819,845 and 5,780 votes withheld authority to elect the directors. In addition, the Company's shareholders ratified the appointment of KPMG, LLP as the independent public accountants for the Company's fiscal year ending December 31, 1999. The votes for such ratification totaled 5,815,668, with 2,630 votes against and 7,330 votes abstaining.

 Item 5.  Other Information.

          Not applicable.


 Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Report:

              Exhibit No.               Description

                  11                    Computation of Earnings Per Share

                  27                    Financial Data Schedule

     (b)  Reports on Form 8-K.

                The Company filed a Form 8-K on April 19, 1999 regarding American Safety Reinsurance, Ltd.'s obtaining a judgment and foreclosure of a secured loan for the planned development of condominium units, marina, yacht club, beach club and a par 3 golf course on 172 acres located in Ponce Inlet, Florida.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 1999.

                                     American Safety Insurance Group, Ltd.



                                     By:  /s/
                                        Lloyd A. Fox
                                        President and Chief Executive Officer



                                     By:  /s/
                                        Steven B. Mathis
                                        Chief Financial Officer
                                        (Principal Financial Officer)