Form 10-Q
period 1999-09-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 1999-11-15
CIK 783603

<
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on November 10, 1999 was 5,909,600.

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            American Safety Insurance Group, Ltd. and Subsidiaries
                          Consolidated Balance Sheets

                                                December 31,   September 30,
                    Assets                         1998          1999
                    ------                      ------------   ---------
                                                        (unaudited)
Investments:
  Securities available for sale, at fair value:
          Fixed maturities                      $45,308,326     $39,313,312
          Common stock                            3,453,123       1,600,959
  Investment in real estate                               -      11,122,271
  Short-term investments                          2,286,320       8,587,532
                                                -----------     -----------
                    Total investments            51,047,769      60,624,074

Cash                                              4,737,132       2,315,700
Accrued investment and interest income            2,441,857       2,379,214
Notes receivable:
  Related parties                                   280,000               -
  Other                                          15,939,894      11,064,255
Premiums receivable                               5,838,567      10,603,797
Commissions receivable                               22,569         259,013
Ceded unearned premium                            1,742,021       2,932,303
Reinsurance recoverable                           1,840,884       3,137,802
Due from affiliate                                  668,074         301,603
Income tax recoverable                              277,292         160,946
Deferred income taxes                               362,951         587,271
Property, plant and equipment                       185,807       1,094,349
Goodwill                                            252,239         238,910
Fund held by reinsureds                                   -         318,400
Other assets                                        510,416         935,544
                                                -----------     -----------
                    Total assets                $86,147,472     $96,953,181
                                                ===========     ===========

    Liabilities and Shareholders' Equity
Liabilities:
  Unpaid losses and loss adjustment
    expenses                                    $14,700,473     $18,311,237
  Unearned premiums                               3,894,568       6,568,849
  Liability for deductible fees held                244,998               -
  Reinsurance on paid loss and loss
   adjustment expenses                              380,858       1,097,332
  Reinsurance deposits on retroactive
   contract                                         332,430          89,389
  Ceded premiums payable                          4,382,922       6,973,157
  Due to affiliate:
   Ceded premiums payable                           201,778         110,044
   Reinsurance on paid loss and loss
    adjustment expenses                              52,151         247,833
  Accounts payable and accrued expenses           2,688,001       1,344,255
  Collateral held                                         -         949,068
                                                -----------     -----------
               Total liabilities                 26,878,179      35,691,164
                                                -----------     -----------
Shareholders' equity:
  Preferred stock, $0.01 par value;
   authorized 5,000,000 shares; no shares
   issued and outstanding
  Common  stock,  $0.01 par  value;  authorized  15,000,000  shares;  issued and outstanding at December 31, 1998, 6,074,770 shares, and at
   September 30, 1999, 5,934,200 shares              60,747          60,777
   Treasury Stock                                         -      (1,101,144)
  Additional paid-in capital                     33,809,141      33,810,387
  Retained earnings                              24,705,471      29,225,309
  Other comprehensive income                        693,934        (733,312)
                                                -----------      -----------
               Total shareholders' equity        59,269,293      61,262,017
                                                -----------     -----------
               Total liabilities and
                 shareholders' equity           $86,147,472     $96,953,181
                                                ===========     ===========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                       Consolidated Statements of Earnings
                                   (Unaudited)

                                             Three Months Ended                Nine Months Ended
                                                September 30,                   September 30,
                                             ---------------------------------------------------------
                                            1998             1999            1998            1999
                                            ----             ----            ----            ----

Revenues:
   Direct premiums earned                 $1,051,603       $2,212,188      $3,086,805      $5,325,894
   Assumed premiums earned:
       Affiliate                           1,015,857          799,131       2,429,850       2,383,284
       Nonaffiliates                         895,562        2,279,402       3,936,552       6,066,682
                                           ---------        ---------       ---------       ---------
         Total assumed premiums earned     1,911,419        3,078,533       6,366,402       8,449,966
                                           ---------        ---------       ---------       ---------
   Ceded premiums earned:
       Affiliate                           677,600          1,082,486       2,111,717       3,085,890
       Nonaffiliates                       485,547            682,013       1,264,067       1,108,583
                                           -------          ---------       ---------       ---------
         Total ceded premiums earned       1,163,147        1,764,499       3,375,784       4,194,473
                                           ---------        ---------       ---------       ---------

         Net premiums earned               1,799,875        3,526,222       6,077,423       9,581,387
                                           ---------        ---------       ---------      ----------

   Net investment income                     825,279          746,194       2,307,049       2,159,959
   Interest on notes receivable              791,060          512,289       1,486,678       2,019,851
   Brokerage commission income               229,392          276,800         890,342         771,034
   Management fees from affiliate            183,186          206,769         549,722         562,804
   Net realized gains (losses)                60,529          120,207         155,608         218,064
   Other income                                3,900          245,007          15,483         706,056
                                           ---------        ---------       ---------      ----------
         Total revenues                    3,893,221        5,633,488      11,482,305      16,019,155
                                           ---------        ---------      ----------      ----------

Expenses:
   Losses and loss adjustment expenses
       incurred                            1,150,611        2,147,664       3,621,763       5,567,194
   Acquisition expenses                      (85,635)         193,644         334,584         865,060
   Payroll and related expenses              866,008        1,153,340       2,498,671       3,496,027
   Other expenses                            433,574          591,804         853,406       1,537,254
                                           ---------        ---------       ---------       ---------
         Total expenses                    2,364,558        4,086,452       7,308,424      11,465,535
                                           ---------        ---------       ---------      ----------

         Earnings before income taxes      1,528,663        1,547,036       4,173,881       4,553,620

Income taxes                                 (69,520)         187,773         (29,862)         33,782
                                         -----------       ----------      ----------      ----------

         Net earnings                     $1,598,183       $1,359,263      $4,203,743      $4,519,838
                                          ==========       ==========      ==========      ==========

Net earnings per share:
   Basic                                  $     0.26        $    0.23      $     0.76      $     0.75
                                          ==========        =========      ==========      ==========
   Diluted                                $     0.26        $    0.23      $     0.75      $     0.74
                                          ==========        =========      ==========      ==========
Common shares used in computing earnings per share:
   Basic                                   6,074,770        6,009,208       5,522,497       6,050,059
                                           =========        =========       =========       =========
   Diluted                                 6,119,089        6,027,667       5,607,457       6,077,700
                                           =========        =========       =========       =========









See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                   (Unaudited)



                                                                            Nine months ended
                                                                               September 30,
                                                                          1998              1999
Cash flow from operating activities:
 Net earnings                                                        $ 4,203,743         $ 4,519,838
 Adjustments  to  reconcile  net  earnings  to net cash  provided  by  operating activities:
   Realized losses (gains) on sale of investments                       (155,608)           (218,064)
   Amortization of deferred acquisition costs                            343,967           1,195,038
   Change in:
     Accrued investment and interest income                           (1,415,097)           (917,477)
     Premiums receivable                                                 418,800          (4,765,230)
     Commissions receivable                                              (21,968)           (236,444)
     Reinsurance recoverable and ceded unearned premiums                (795,310)         (2,487,200)
     Funds held by reinsured                                                   -            (318,401)
     Due from affiliate                                                   60,580             366,471
     Income taxes                                                        (48,125)           (107,974)
     Unpaid losses and loss adjustment expenses                        1,105,994           3,610,764
     Unearned premiums                                                 2,107,057           2,674,281
     Liability for deductible fees held                                 (850,735)           (488,039)
     Ceded premiums payable                                           (2,605,124)          2,590,235
     Due to affiliate                                                    665,574             103,948
     Accounts payable and accrued expenses                               880,493          (1,343,746)
     Collateral                                                                -             949,068
     Other, net                                                         (156,138)           (526,928)
                                                                      -----------         -----------
         Net cash provided by operating activities                     3,738,103           4,600,140
                                                                      ----------          ----------

Cash flow from investing activities:
 Purchases of fixed maturities                                       (72,086,248)         (5,765,209)
 Purchases of Equity Investments                                      (3,527,435)         (1,321,179)
 Proceeds from maturity and redemption of fixed maturities             7,441,489           8,083,197
 Proceeds from sale of fixed maturities                               44,773,017           2,103,289
 Proceeds from sale of equity investments                                330,941           3,065,525
 Decrease (increase) in Investment in Real Estate                              -            (887,328)
 Decrease (increase) in short-term investments                           786,781          (6,301,212)
 Decrease (increase) in notes receivable - related parties                     -             280,000
 Decrease (increase) in notes receivable - other                      (9,025,384)         (4,287,138)
 Purchase of fixed assets, net                                           (68,137)           (891,649)
                                                                     ------------         -----------
         Net cash used in investing activities                       (31,374,976)         (5,921,704)
                                                                     ------------         -----------

Cash flow from financing activities:
 Proceeds from sale of common stock                                   31,102,975               1,276
 Purchase of treasury stock                                                    -          (1,101,144)
                                                                      ----------        -------------
         Net cash used in financing activities                        31,102,975          (1,099,868)
                                                                      ----------        -------------

         Net increase (decrease) in cash                               3,446,102          (2,421,432)

Cash at beginning of period                                            2,768,831           4,737,132
                                                                      ----------          ----------

Cash at end of period                                                 $6,234,933          $2,315,700
                                                                      ==========          ==========

NONCASH ITEMS Operating activities:
   Change in accrued interest income                                           -             980,120

 Investing activities:
   Decrease in notes receivable-other                                                      9,162,777
   Purchase of real estate                                                     -         (10,142,897)

 Financing activities:
   No activity                                                                 -                   -
                                                                      ----------          ----------

 Net noncash adjustments                                                       -                   -
                                                                      ==========           =========



See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                Consolidated Statements of Comprehensive Earnings
                                   (Unaudited)


                                                                 Three months ended              Nine Months ended
                                                                    September 30,                  September 30,
                                                         ---------------------------------  ---------------------------------
                                                                 1998            1999            1998            1999
                                                         ---------------------------------  ---------------  ----------------
Net earnings                                                 $1,598,182      $1,359,263      $4,203,742      $4,519,838

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities
 available for sale                                             857,248        (564,704)        748,235      (1,687,589)

Reclassification adjustment for
 realized gains included in net
 earnings                                                        60,529         120,207         155,608         126,018
                                                              ---------        --------       ---------      ----------

   Total other comprehensive earnings
   (loss) before taxes                                          917,777        (444,497)        903,843      (1,561,571)

Income tax expense (benefit) related to
 items of comprehensive income                                   70,192         (22,649)         45,757        (134,325)
                                                              ---------        ---------      ---------      -----------


   Other comprehensive earnings (loss)
   net of income taxes                                          847,585        (421,848)        858,086      (1,427,246)
                                                              ---------        ---------      ---------      -----------

  Total comprehensive earnings                               $2,445,767        $937,415      $5,061,828      $3,092,592
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

     The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 1998.

     The  unaudited  interim  consolidated   financial  statements  include  the
accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants ("AICPA")issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for years beginning after December 15, 1998. The SOP specifies the types of costs that should be capitalized and those that should be expensed as incurred in connection with an internal-use software project. Capitalized costs begin amortizing when the software is ready for its intended use, regardless of when it is placed in service. Companies are required to evaluate capitalized costs for impairment using estimated future cash flows to determine if the asset is impaired. Implementation of this statement did not have a material impact on the Company's consolidated financial position and results of operations.

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

     In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 suggests methods to determine when an entity should recognize a liability for guaranty fund and other insurance-related assessments, how to measure that liability, and when an asset may be recognized for the recovery of such assessments through premium tax offsets or policy surcharges. SOP 97.3 is effective for 1999, and the effect of initial adoption is to be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. Implementation of this statement did not have a material impact on the Company's consolidated financial position and results of operations.

     In October 1998, the AICPA issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk". SOP 98-7 provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. It applies to all entities and all insurance and reinsurance contracts that do not transfer insurance risk except for long-duration life and health insurance contracts. The method used to account for insurance and reinsurance contracts that do not transfer insurance risk is referred to as deposit accounting. SOP 98-7 does not address when deposit accounting should be applied. SOP 98-7 is effective for financial statements for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. Restatement of previously issued annual financial statements would not be permitted. The effect of initially adopting SOP 98-7 should be reported as a cumulative effect of a change in accounting principle (in accordance with the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes). Implementation of SOP 98-7 did not have a material impact on the Company's consolidated financial position and results of operations.

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

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1998 and September 30, 1999 are as follows:

                                                                                                                 Amount at
                                                                                                                which shown
                                                                       Gross        Gross                         in the
                                                     Amortized       unrealized   unrealized      Estimated       balance
                                                        Cost           gains        losses        fair value       sheet

                                                 -------------------------------------------------------------- -----------
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
                                                     ==========       =========     =======      ==========      ==========


September 30, 1999:
  Securities available for sale:
    Fixed maturities:
    U.S. Treasury securities and
     obligations of U.S. Government
     corporations and agencies                       13,570,154          31,798     413,387      13,188,565      13,188,565
    Obligations of states and
     political subdivisions                           6,538,394          76,168      69,899       6,544,663       6,544,663
    Corporate securities                             16,297,369           1,391     407,505      15,891,255      15,891,255

    Mortgage-backed securities                        3,673,926         108,246      93,343       3,688,829       3,688,829
                                                     ----------         -------     -------      ----------      ----------
        Total fixed maturities                       40,079,843         217,603     984,134      39,313,312      39,313,312

 Equity investments - common stocks                   1,602,395                       1,436       1,600,959       1,600,959
                                                     ----------         -------     -------      ----------      ----------

      Total                                         $41,682,238         217,603     985,570      40,914,271      40,914,271
                                                     ==========         =======     =======      ==========      ==========


Note 5 - Segment Information

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

(b) Products and services from each reportable segment:

     The Company's United States and Bermuda operating segments, develop, underwrite, manage and market primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks; employee leasing and staffing industry risks; and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

(c) Information about segment profit or loss and assets:


                                                      Three Months Ended                    Nine Months Ended
                                                        September 30                          September 30
                                                   1998              1999               1998             1999
United States

Net Premiums Earned - All Other                  1,206,991       3,018,227            2,599,658        7,663,886
Net Premiums Earned -
   Intersegment                                   (246,927)    (1,121,623)              359,337       (2,870,232)
Net investment income and
   interest on notes receivable                    261,469        192,461               739,813          558,043
Other revenues                                     466,455        758,090             1,640,302        2,393,802
                                                 ---------      ---------           -----------       ----------
Total Revenues                                   1,687,988      2,847,155             5,339,110        7,745,499
Depreciation and amortization
   expense                                          23,106         24,699                60,922           71,097
Equity in net earnings of
   subsidiaries                                          -        436,628                     -          436,628
Income taxes                                       (69,520)       187,773               (29,862)          33,782
Segment profit (loss)                                3,129        429,961               263,767          146,094
Significant noncash items other
   than depreciation and
   amortization                                          -              -                     -                -
Property, plant and equipment                                                           191,239          228,762
Total investments                                                                    14,455,281       12,777,808
Total assets                                                                         27,697,356       42,690,975
Total policy and contract                                                            10,389,367       18,797,327
   liabilities




                                                      Three Months Ended                    Nine Months Ended
                                                        September 30                          September 30
                                                   1998       1999                       1998             1999

Total liabilities                                                                    17,427,594       33,292,874

Bermuda

Net Premiums Earned - All Other                   592,884          507,995            3,477,765        1,917,501
Net Premiums Earned -
   Intersegment                                   246,927        1,121,623             (359,337)       2,870,232
Net investment income and
   interest on notes receivable                 1,354,870        1,066,022             3,053,914       3,621,767
Other revenues                                     56,108          240,262               151,187         249,941
                                               ----------        ---------             ---------       ---------
Total revenues                                  2,250,789        2,935,902             6,323,529       8,659,441
Depreciation and amortization
   expense                                              -                -                     -               -
Equity in net earnings of
   subsidiaries                                   807,537          319,232              1,631,448      1,718,391
Income Taxes                                            -                -                      -              -
Segment profit (loss)                           1,595,052          929,302              3,939,975      4,373,744
Significant noncash items other
   than depreciation and
   amortization                                         -                -                      -              -
Property, plant and equipment                                                                   -        865,587
Total investments                                                                      48,315,253     39,667,590
Total assets                                                                           72,663,021     76,243,379
Total policy and contract
   liabilities                                                                         10,995,115     12,754,433
Total liabilities                                                                      14,665,914     14,981,362

Intersegment Eliminations

Net Premiums Earned - All Other                         -                -                      -               -
Net Premiums Earned -
   Intersegment                                         -                -                      -               -
Net investment income and
   interest on notes receivable                         -                -                      -               -
Other revenues                                    (45,556)        (149,569)              (180,334)       (385,785)
                                               -----------        ---------            -----------     -----------
Total revenues                                    (45,556)        (149,569)              (180,334)       (385,785)
Depreciation and amortization
   expense                                              -                -                      -               -
Equity in net earnings of
   subsidiaries                                  (807,537)        (755,860)            (1,631,448)     (2,155,019)
Income taxes                                            -                -                      -               -
Segment profit (loss)                                   -                -                      -               -
Significant noncash items other
   than depreciation and
   amortization                                         -                -                      -               -
Property, plant and equipment                                                                   -               -
Total investments                                                                     (10,269,762)     (9,397,445)
Total assets                                                                          (14,709,420)    (21,509,860)
Total policy and contract
   liabilities                                                                         (4,268,312)     (6,200,361)
Total liabilities                                                                      (4,439,657)    (12,111,759)

Total

Net Premiums Earned - All Other                  1,799,875        3,526,222             6,077,423       9,581,387
Net Premiums Earned -
   Intersegment                                          -                -                     -               -
Net investment income and
   interest on notes receivable                  1,616,339        1,258,483             3,793,727       4,179,810
Other revenues                                     477,007          848,783             1,611,155       2,257,958
                                                ----------       ----------           -----------      ----------
Total revenues                                   3,893,221        5,633,488            11,482,305      16,019,155
Depreciation and amortization
   expense                                          23,106           24,699                60,922          71,097
Equity in net earnings of
   subsidiaries                                          -                -                     -               -
Income taxes                                       (69,520)         187,773               (29,862)         33,782
Segment profit (loss)                            1,598,181        1,359,263             4,203,742       4,519,838


                                      -10-


                                                      Three Months Ended                    Nine Months Ended
                                                        September 30                          September 30
                                                   1998       1999                       1998             1999

Significant noncash items other
   than depreciation and
   amortization                                          -                -                     -               -
Property, plant and equipment                                                             191,239       1,094,349
Total investments                                                                      55,500,772      43,047,953
Total assets                                                                           85,650,957      97,424,494
Total policy and contract
   liabilities                                                                         17,116,170      25,351,399
Total liabilities                                                                      27,653,851      36,162,477


Note 6 - Shareholder Matters

     Effective February 1, 1999, the Company's Board of Directors authorized a share repurchase program. During the quarter ended September 30, 1999, the Company repurchased 127,350 shares of its stock at a total price of $986,790 in open market transactions.

Note 7 - Notes Receivable

     On May 29, 1998, American Safety Reinsurance, Ltd. ("American Safety Re"), a subsidiary of Registrant, purchased an existing secured loan in the original principal amount of $8,850,000 (the "Project Loan") from an affiliate of Citibank Mortgage Corp., which loan was made to Ponce Marina, Inc. (the "Developer") in connection with its planned development of 710 condominium units, a marina with 142 condominium boat slips and a yacht club, a beach club and a par 3 golf course on a 172 acre site located in Ponce Inlet, Florida (the "Property"). American Safety Re purchased the Project Loan at a discount for $5,850,082, and made additional advances to the Developer and incurred other Property related costs totaling $2,009,815 following its purchase of the Project Loan. The Developer was unable to obtain construction financing for the Property and failed to make a $6,400,000 payment on the Project Loan due March 31, 1999. Immediately following the Developer's default, American Safety Re obtained a judgment against the Developer for $12,117,857 (which includes accrued interest), foreclosed on the Property and received a certificate of title to the Property on April 13, 1999. American Safety Re has invested through September 30, 1999, a total of $11,122,271 (which includes accrued interest) in the Project Loan and the Property. As a result of the Developer's default on the Project Loan, the Company's operating results for the quarter ended September 30, 1999 were reduced by approximately $300,000 in interest on notes receivable (or $0.05 per share).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     American Safety is a specialty insurance and financial services holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks, as well as provides a broad range of financial services and products to middle market businesses. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

     Any statements made in this Report that are not based on historical information are deemed to be "forward-looking statements" under applicable federal securities laws. Forward-looking statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties which may cause actual results to differ. Forward-looking statements are subject to change based on various factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, changes in loss reserves, market acceptance of new coverages and enhancements, changes in levels of general business activity and economic conditions, and other factors identified in the Company's filings with the Securities and Exchange Commission.

Results of Operations

          The following table sets forth the Company's consolidated revenues:


                                                                                  Three      Nine
                                                                                 Months     Months
                                           Three Months         Nine Months       Ended      Ended
                                         Ended Sept. 30,      Ended Sept. 30,   Sept. 30,  Sept. 30,
                                         -------------------------------------------------------------
                                                                                 1998 to    1998 to
                                         1998       1999      1998      1999      1999       1999
                                         -------------------------------------------------------------
                                                               (Dollars in thousands)
                                         -------------------------------------------------------------
Net Premiums earned:
Reinsurance:
  Workers' compensation                 $  742     $2,339    $3,633    $5,541     215.2%      52.5%
  General liability from affiliate         904        487     2,020     2,301     (46.1)      13.9
  Auto Liability                                        6                  28
                                        ------     ------     -----     -----
    Total reinsurance                    1,646      2,832     5,653     7,870      72.1       39.2

Primary insurance:
  Surety                                   153        694       424     1,711     353.6      303.5
                                         -----     ------     -----     -----
    Total primary insurance                153        694       424     1,711     353.6      303.5
                                         -----     ------     -----     -----
      Total net premiums earned          1,799      3,526     6,077     9,581      96.0       57.7
                                         -----     ------     -----    ------
Net investment income                      825        746     2,307     2,160      (9.6)      (6.4)
Interest on notes receivable               791        512     1,487     2,020     (35.3)      35.8

Commission and fee income:
Brokerage commission income                229        277       890       771      21.0      (13.4)
Management fees from affiliate             183        207       550       563      13.1        2.4
                                         -----     ------     -----    ------
  Total commission and fee income          412        484     1,440     1,334      17.5       (7.4)
                                         -----     ------     -----    ------
Net realized gains (losses)                 61        120       156       218      96.7       39.7
Other income                                 4        245        15       706   6,182.2    4,460.2
                                         -----     ------     -----    ------
         Total Revenues                 $3,892     $5,633   $11,482   $16,019      44.7%      39.5%
                                        ------     ------   -------   -------


           The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:


                                                     Three months ended                    Nine Months ended
                                                        September 30,                        September 30,

                                               1997        1998       1999          1997        1998       1999
                                               ----        ----       ----          ----        ----       ----
Insurance operations:
 Loss and loss adjustment expense ratio       51.1%       63.9%      60.9%         54.3%       59.6%      58.1%
 Expense ratio                                41.1         4.1       15.0          33.7         9.2       14.9
                                              -----       -----      -----         -----       -----      -----
    Combined ratio                            92.2%       68.0%      75.9%         88.0%       68.8%      73.0%
                                              -----       -----      -----         -----       -----      -----


Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

     Net Premiums Earned. Net premiums earned increased 96.0% from $1.8 million in the quarter ended September 30, 1998 to $3.5 million in the quarter ended September 30, 1999. The principal factor accounting for the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 215.2% from $742,000 in the quarter ended September 30, 1998 to $2.3 million in the quarter ended September 30, 1999. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 353.6% from $153,000 in the quarter ended September 30, 1998 to $694,000 in the quarter ended September 30, 1999. The increase in surety business is attributable to additional premiums from new business and the Company's new reinsurance program.

     Net Investment Income. Net investment income decreased 9.6% from $825,000 in the quarter ended September 30, 1998 to $746,000 in the quarter ended September 30, 1999 due to a reduction in the investment portfolio. The average pre-tax yield on investments was 6.2% in the quarter ended September 30, 1998 and 5.6% in the quarter ended September 30, 1999. The average after-tax yield on investments was 5.7% in the quarter ended September 30, 1998 and 5.4% in the quarter ended September 30, 1999.

     Interest from Notes Receivable. Interest from notes receivable decreased 35.3% from $791,000 in the quarter ended September 30, 1998 to $512,000 in the quarter ended September 30, 1999 as a result of a decrease in the average outstanding notes receivable. See note 7 to consolidated financial statements (unaudited).

     Brokerage Commission Income. Income from insurance brokerage operations increased 21.0% from $229,000 in the quarter ended September 30, 1998 to $277,000 in the quarter ended September 30, 1999 as a result of increased production of agency business relating to the Company's risk retention group affiliate during the quarter.

     Management Fees. Management fees increased 13.1% from $183,000 in the quarter ended September 30, 1998 to $207,000 in the quarter ended September 30, 1999 as a result of increased service levels, provided by the Company, to its risk retention group affiliate.

     Net Realized Gains (Losses). Net realized gains increased 96.7% from $61,000 in the quarter ended September 30,1998 to $120,000 for the quarter ended September 30, 1999 due to the sale of mutual funds.

     Other Income. Other income increased from $4,000 in the quarter ended September 30, 1998 to $245,000 for the quarter ended September 30, 1999 as a result the Company's new financial services subsidiary, which is engaged in the business of arranging third-party financing for a fee and earnings from the companys prepaid legal program.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 86.7% from $1.2 million in the quarter ended September 30, 1998 to $2.1 million in the quarter ended September 30, 1999 primarily due to an increase in net premiums earned. Increases in workers' compensation premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses, as that line of business has a higher loss ratio than the general liability or surety lines of business.

     Acquisition Expenses. Policy acquisition expenses increased 326.1% from ($86,000) in the quarter ended September 30, 1998 to $194,000 in the quarter ended September 30, 1999 as a result of increased premiums production and the Company's new reinsurance program for surety business which eliminated the ceding commissions.

     Payroll and Other Expenses. Payroll and other expenses increased 34.3% from $1.3 million in the quarter ended September 30, 1998 to $1.7 million in the quarter ended September 30, 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company's new financial services subsidiary.

     Income Taxes. Federal and state income taxes increased from a benefit of $70,000 in the quarter ended September 30, 1998 to an expense of $188,000 in the quarter ended September 30, 1999 due to increased taxable income in the Company's U.S. subsidiaries.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net Premiums Earned. Net premiums earned increased 57.7% from $6.1 million in the nine months ended September 30, 1998 to $9.6 million in the nine months ended September 30, 1999. The principal factor accounting for the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance by 52.5% from $3.6 million in the nine months ended September 30, 1998 to $5.5 million in the nine months ended September 30, 1999. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 303.5% from $424,000 in the nine months ended September 30, 1998 to $1.7 million in the nine months ended September 30, 1999. The increase in surety business is attributable to additional premiums from new business and the Company's new reinsurance program.

     Interest from Notes Receivable. Interest from notes receivable increased 35.9% from $1.5 million in the nine months ended September 30, 1998 to $2.0 million in the nine months ended September 30, 1999 as a result of an increase in the average outstanding notes receivable. See note 7 to consolidated statements (unaudited).

     Brokerage Commission Income. Income from insurance brokerage operations decreased 13.4% from $890,000 in the nine months ended September 30, 1998 to $771,000 in the nine months ended September 30, 1999 as a result of lower production in our agency business due to a change in personnel partially offset by increased production with our risk retention group affiliate.

     Management Fees. Management fees increased 2.4% from $550,000 in the nine months ended September 30, 1998 to $563,000 in the nine months ended September 30, 1999 as a result of increased service levels provided by the Company to its risk retention group affiliate.

     Net Realized Gains. Net realized gains (losses) increased 40.1% from a gain of $156,000 in the nine months ended September 30, 1998 to a gain of $218,000 in the nine months ended September 30, 1999.

     Other Income. Other income increased from $15,000 in the nine months ended September 30, 1998 to $706,000 for the nine months ended September 30, 1999 as a result of the Company's new financial services subsidiary which is engaged in the business of arranging third-party financing for a fee and earnings from the companys prepaid legal program.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 53.7% from $3.6 million in the nine months ended September 30, 1998 to $5.6 million in the nine months ended September 30, 1999 primarily due to an increase in net premiums earned. Increases in workers' compensation premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses, as that line of business has a higher loss ratio than the general liability or surety lines of business.

     Acquisition Expenses. Policy acquisition expenses increased 158.5% from $335,000 in the nine months ended September 30, 1998 to $865,000 in the nine months ended September 30, 1999 as a result of increased premiums production and the Company's new reinsurance program for surety business which eliminated the ceding commissions.

     Payroll and Other Expenses. Payroll and other expenses increased 50.2% from $3.4 million in the nine months ended September 30, 1998 to $5.0 million in the nine months ended September 30, 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company's new financial services subsidiary.

     Income Taxes. Federal and state income taxes increased from a benefit of $30,000 in the nine months ended September 30, 1998 to an expense of $34,000 in the nine months ended September 30, 1999 due to increased taxable income in the Company's U.S. subsidiaries.

Liquidity and Capital Resources

     The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to stabilize demands on its liquidity. The Company has repurchased 168,150 shares in open market transactions, through November 10, 1999, pursuant to its stock repurchase program.

     On a consolidated basis, net cash provided from operations was $3.7 million for the nine months ended September 30, 1998 and $4.6 million for the nine months ended September 30, 1999. The positive cash flows for both periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established appropriate loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

     Total assets increased from $86.1 million at December 31, 1998 to $97.0 million at September 30, 1999, primarily due to increases in premiums receivable, reinsurance recoverable and real estate investments and slightly offset by a decrease in notes receivable. Cash, invested assets and notes receivable were $72.0 million at December 31, 1998 and September 30, 1999.

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

     In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of September 30, 1999, the Company had no investments in derivative instruments.

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

     The Company has completed its year 2000 testing. The Company's contingency plan for any Year 2000 noncompliance of its information technology systems involves the manual entering and outputting of business records. The Company believes it has sufficient employees and other staff available to maintain its current level of customer service. To date, the Company has spent less than $100,000 on hardware and software relating to Year 2000 compliance and the Company does not anticipate any significant additional expenditures with respect to the Year 2000 issue.

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


 Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Report:

              Exhibit No.               Description

                  11                    Computation of Earnings Per Share

                  27                    Financial Data Schedule

     (b) Reports on Form 8-K.

                Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 1999.

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