Form 10-K
period 1999-12-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2000-03-30
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1999       Commission File Number 1-14795

                      AMERICAN SAFETY INSURANCE GROUP, LTD.
             (Exact name of Registrant as specified in its charter)

        Bermuda                                                 Not applicable
(State of incorporation                                        (I.R.S. Employer
   or organization)                                          Identification No.)
    44 Church Street
    P.O. Box HM 2064
   Hamilton, Bermuda
(Address of principal                                                HM HX
  executive offices)                                              (Zip Code)
Registrant's telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------

Common Stock, $0.01 par value              New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting common stock held by non-affiliates on February 2, 2000 was $27,637,659. For the purposes of this computation shares held by directors (and shares held by entities in which they serve as officers) and executive officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of Registrant.

The number of outstanding shares of Registrant's common stock on February 2, 2000 was 5,960,100.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from the Registrant's Proxy Statement for the 2000 Annual General Meeting of the Shareholders (the "2000 Proxy Statement").

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                                Table of Contents

                                      Page

                                     PART I

Item 1. Business.............................................................. 1
Item 2. Properties............................................................25
Item 3. Legal Proceedings.................................................... 25
Item 4. Submission of Matters to a Vote of Security Holders.................. 25

                                     PART II

Item 5.  Market for the Registrant's Common Equity and
               Related Stockholder Matters....................................28
Item 6.  Selected Financial Data..............................................29
Item 7.  Management's Discussion and Analysis of Results
                of Operations and Financial Condition.........................31
Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk....................................................39
Item 8.  Financial Statements and Supplementary Data..........................41
Item 9.  Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................41

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................42
Item 11. Executive Compensation...............................................42
Item 12. Security Ownership of Certain Beneficial Owners
              and Management..................................................42
Item 13. Certain Relationships and Related Transactions.......................42

                                   PART IV

Item 14. Exhibits, Financial Statements Schedules, and
              Reports on Form 8 K.............................................43

                                     PART I

Item 1.  Business

General

     American Safety Insurance Group, Ltd. (the "Company" or "American Safety") is a specialty insurance and financial services holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks. The Company also provides a broad range of financial services and products to middle market businesses throughout the United States. Unless the context indicates otherwise, all references to the "Company" or "American Safety" refer to American Safety Insurance Group, Ltd. and its subsidiaries.

     The Company develops specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, commercial auto and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks.

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

     The Company also provides specialized insurance program development, underwriting, risk placement, reinsurance, program management, brokerage, loss control, claims administration and marketing services through American Safety Insurance Services, Inc. ("ASI Services"), its principal U.S. program development, underwriting, brokerage and administrative services subsidiary. The Company selects its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and its risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income.

     American Safety was formed in Bermuda as a group captive insurance company in 1986 to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industry in the United States which had suffered from disruptive market cycles in the standard insurance market. The Company now provides insurance coverages and services in all 50 states and principally markets its insurance programs through approximately 275 independent insurance agency and brokerage firms.

     The Company's financial services subsidiary, American Safety Financial Corp. ("American Safety Financial"), arranges debt and equity financing for middle market businesses, and provides integrated insurance and financial programs to a broad range of industries.

Industry Ratings

     In December 1995, A.M. Best Company ("A.M. Best"), an independent nationally recognized insurance industry rating service and publisher, assigned a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty Insurance Company ("American Safety Casualty"), its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. ("American Safety Re") and its non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. ("American Safety RRG"). The rating of "A (Excellent)" is the third highest of A.M. Best's 16 letter ratings. A.M. Best's ratings are an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation. In June 1998, A.M. Best assigned a higher financial size rating (VII) on a group basis to American Safety representing capital and surplus in excess of $50 million as a result of the Company's completion of its initial public offering in February 1998.

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

     Alternative insurance programs generally involve (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premium for standard insurance companies; and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a-captive programs, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program. Originally developed to respond to the needs of insureds for adequate insurance coverage and affordable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, direct access to the worldwide reinsurance market and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include lower and more stable costs, greater control by the client of its risk management program and an increased emphasis within the client's organization on loss prevention and loss control.

Business Strategy

     The Company's business strategy is to develop insurance programs for the environmental remediation industry and the employee leasing and staffing industry, as well as other specialty industries and risks. The Company targets niche insurance markets and opportunities where its expertise is required and where competition is limited. The Company seeks to generate underwriting profits, program management fees and brokerage commissions through such insurance programs. The Company utilizes a flexible approach to accomplish its strategy by combining (i) intensive underwriting, (ii) value-added services, including quality coverage enhancements, professional risk management, dedicated loss control and claims management, and (iii) superior service to insurance agents, brokers and insureds. Further, the Company differentiates itself by its ability to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each specialty risk profile. The Company's financial services subsidiary seeks to provide integrated insurance and financial programs for middle market businesses.

Program Development, Management and Administrative Operations

     The Company's U.S. brokerage and management subsidiaries, in combination with the Company's primary insurance and reinsurance companies, provide a broad range of dedicated services in connection with the development and implementation of specialty risk insurance programs.

     Insurance Services. American Safety Insurance Services, Inc. ("ASI Services") provides insurance program development, underwriting, risk placement, reinsurance placement, program management, brokerage, loss control, claims administration, marketing and administrative services to the Company's U.S. insurance operations, its risk retention group affiliate, and unaffiliated insurers and reinsurers.

     ASI Services identifies and evaluates potential new program business and also receives submissions for new programs from insurance brokers and other intermediaries throughout the United States. When a submission for a new program is received, ASI Services identifies the resources needed to evaluate and develop the program. In evaluating and developing a new program, ASI Services considers the following factors: whether the submitting party will bear risk and the collateral security required therefor; the analysis of historic loss data; the integrity and experience of the submitting party; the availability of reinsurance; and the potential profitability of the program to the Company. If the prospects for a new program appear favorable, ASI Services designs the structure for the new program and determines what additional services, such as program management, brokerage, reinsurance, loss control, claims administration, marketing, or other services will be required. ASI Services determines which entities, both affiliated and unaffiliated, are best able to provide such services in a cost-effective manner and implements the program.

     ASI Services has developed many of the Company's primary insurance and reinsurance programs. ASI Services has also served since 1990 as the program manager for the Company's risk retention group affiliate, providing it, within administrative guidelines, with program management, underwriting, loss control, brokerage, marketing and financial services.

     Management   and   Administrative   Services.   In  the   development   and
implementation of programs, ASI Services provides a number of fee and commission-based services. ASI Services provides (i) program management services for the overall management and administration of a program; (ii) underwriting services for evaluating individual risks or classes of risk; (iii) risk placement services for determining the most effective means of providing particular coverages; (iv) brokerage services for placing risks with affiliated or unaffiliated insurers; (v) reinsurance intermediary services for placing ceded reinsurance for a program; (vi) loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; (vii) claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and third party administrators; (viii) marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and (ix) administrative services, including for billing, collecting and reporting primary and reinsurance premiums, producing financial reports on programs and paying claims.

     Other Insurance Service Subsidiaries. The Company has three other U.S. subsidiaries engaged, under the direction of ASI Services, in various administrative and insurance agency services. Environmental Claims Services, Inc. operates as a specialized claims administration facility engaged in the administration and analysis of environmental and other specialty program claims. Sureco Bond Services, Inc. is a surety bond agency authorized to write contract performance and payment bonds for unaffiliated insurers. American Safety Purchasing Group, Inc. was formed to facilitate the provision of certain insurance coverages through a purchasing group (as defined by the Risk Retention Act) by licensed insurance companies, including the Company's U.S. insurance subsidiary, American Safety Casualty.

Primary Insurance Operations

     The Company, through its U.S. insurance subsidiary and its risk retention group affiliate, provides primary casualty insurance in the alternative insurance market in all 50 states for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, commercial auto and surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, employee leasing and staffing, and other specialty risks.

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

     The Company's in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds' technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. The Company's in-house loss control department is also involved in the underwriting process, in reviewing technical work guidelines provided by insureds, such as safety and health practices and procedures, as well as inspecting contractor insureds' environmental remediation project sites and recordkeeping throughout the United States.

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

     The Company provides coverage for a broad range of environmental risks, including:

     Asbestos Abatement. Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980's and sought insurance for risks involved with its business. For the past 14 years, the Company has provided general, pollution and professional liability coverages as well as workers' compensation coverage for contractors, consultants, other businesses and property owners involved with asbestos abatement.

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

     Other Environmental Risks. The Company provides environmental insurance coverages that offer protection against environmental exposures arising from general business operations. Environmental insurance coverage is offered for varied purposes such as facilitating the financing of real estate transactions, transferring real estate and protecting against the release of hazardous substances from disposal sites.

     Surety. The Company's U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 46 states and the District of Columbia primarily providing contract performance and payment bonds to environmental and construction contractors. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a "Treasury Listed" or "T-listed" surety, enabling it to issue surety bonds for federal projects, as well as state and private projects that utilize such designation as a reference in determining the acceptability of surety companies. American Safety Casualty's underwriting limitation, as determined by the Department of the Treasury as of July 1, 1999, was $805,000 on a per-bond basis; however, this limitation does not constrain the amount of a bond that can be written, provided that the excess exposure is protected with approved reinsurance or other methods prescribed by the Department of the Treasury. American Safety Casualty maintains reinsurance with approved reinsurers for the purpose of issuing bonds in excess of its underwriting limitation.

     Employee  Leasing and  Staffing  Industry.  The  Company,  through its U.S.
brokerage and management services subsidiaries, places and writes workers' compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies through custom designed captive and rent-a-captive programs. These insurance programs were originally developed to enable employee leasing and staffing industry companies to obtain environmental services industry clients; subsequently, these programs have been expanded to cover non-environmental clients as well.

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

     General liability policies written for employee leasing and staffing companies protect such companies from claims arising out of bodily injury or property damage arising from their operations, which may include claims brought against an employee leasing and staffing company as a result of performance of activities by their employees, although such employees are under the direction and control of such employee leasing and staffing company's clients. Employee leasing and staffing companies generally require their clients to independently maintain general liability coverage to protect the client against such claims. Substantially all of the premiums assumed by the Company from this line of business are attributable to workers' compensation coverage provided.

     Underwriting. ASI Services's underwriting staff handles all insurance underwriting functions, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. ASI Services uses management information reports to measure risk selection and pricing in order to control underwriting performance. The principal underwriting factors used by ASI Services for underwriting liability, workers' compensation and surety coverages, are a financially stable business, an established operating history, favorable loss histories and a demonstrated commitment to loss control practices.

     Claims. Claims arising under the policies and treaties issued or reinsured by the Company are reviewed and managed by ASI Services's internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

Reinsurance Assumed

     Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the risk(s) that the ceding company has assumed under the insurance policy or policies it has issued. A ceding company may purchase reinsurance for any number of reasons including to obtain, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, and to enter into or withdraw from a line of business. Reinsurance can be written on either a quota share or excess of loss basis, under either a treaty or facultative reinsurance agreement.

     Substantially all of the reinsurance business that the Company currently assumes is for primary insurance coverages that the Company has developed and underwritten. The Company, through its reinsurance subsidiary, enters into treaties with its U.S. insurance subsidiary, its risk retention group affiliate and unaffiliated insurers with whom the Company has developed insurance programs. The Company reinsures, generally on an excess of loss basis, the general liability, pollution liability, professional liability, workers' compensation and surety risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation, as well as programs for the employee leasing and staffing industry and other specialty risks.

     For the year ended December 31, 1998, of the $10.1 million of gross reinsurance premiums written by the Company, approximately $3.4 million was assumed from its risk retention group affiliate, with the balance of approximately $6.7 million assumed from unaffiliated insurers. For the year ended December 31, 1999, of the $13.2 million of gross reinsurance premiums written by the Company, approximately $4.1 million was assumed from its risk retention group affiliate, with the balance of approximately $9.1 million assumed from unaffiliated reinsurers.

     The Company's assumed reinsurance business for general liability, pollution, and professional liability is written under excess of loss treaties primarily with its risk retention group affiliate. In the layer of the first $250,000 of loss per occurrence, the Company assumes 70% of the losses arising from claims covered under the policies written after the reinsured pays the first $100,000 of claims in the aggregate on an annual basis; and the reinsured retains 30% of the risk after payment of the aggregate amount. The Company also assumes workers' compensation reinsurance from Legion Insurance Company ("Legion"). After a retention of the first 10% of premium by Legion for payment of claims, the Company reinsures Legion for the next $250,000 per occurrence, subject to aggregate stop-loss reinsurance for losses above a 70% loss ratio.

     The Company's U.S. insurance subsidiary cedes certain risks on a quota share basis to the Company's Bermuda reinsurance subsidiary in order to provide for a spread of risk among the respective companies as well as to increase the capacity of the Company's U.S. insurance subsidiary to write insurance and reinsurance business.

     Management's reinsurance underwriting strategy is to utilize the underwriting expertise of ASI Services, the Company's principal U.S. program development, underwriting and administrative services subsidiary, to practice discipline in selecting and retaining risks and structuring insurance programs which the Company reinsures. The Company's reinsurance treaties with its U.S. insurance subsidiary and its risk retention group affiliate automatically cover primary insurance programs written by such insurers. The Company utilizes ASI Services to provide direct contact with reinsureds, either by underwriting or claim audits or periodic loss control visits to the insureds and the producing brokers, both to enhance the quality of the underwriting process and to develop and retain business relationships.

Selected Operating Information

     Gross Premiums Written and Produced. As a result of the Company's roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, the Company is involved in a number of insurance and reinsurance premium and fee-generating activities. The Company places insurance and reinsurance with its subsidiaries and its risk retention group affiliate, and also acts as an agency and broker for its risk retention group affiliate, unaffiliated insurers and reinsurers for which the Company receives brokerage commissions of 10-15% of gross premiums written and produced. For the year ended December 31, 1999, the Company was involved with the placement of approximately $32.2 million of gross premiums through its various programs and subsidiaries.

     The following table sets forth the Company's premiums written and produced for the years ended December 31, 1998 and December 31, 1999:

                                                           Year Ended                        Year Ended
                                                       December 31, 1998                 December 31, 1999
                                                  Gross       Ceded       Net        Gross      Ceded       Net
                                                  -----       -----       ---        -----      -----       ---
                                                                      (Dollars in thousands)

The Company                                      $ 14,739     $ 5,087    $ 9,652   $ 25,290   $ 8,864     $ 16,426
American Safety RRG (1)                             4,648                             7,469
Other Insurers and Reinsurers (2)                  10,532                             4,041
Less: Ceded from American Safety RRG to
          the Company (3)                          (3,372)                           (4,560)
                                                 $ 26,547                          $ 32,240

(1)      Represents premiums written by American Safety RRG, the Company's non-subsidiary affiliate.
(2)      Represents premiums produced by the Company, as an agency and broker, for unaffiliated insurers and reinsurers.
(3)      Represents premiums ceded to the Company from American Safety RRG.

         Net Premiums Written. The following table sets forth the Company's net premiums written by principal lines of insurance and reinsurance for the years ended December 31, 1998 and December 31, 1999:

                                                                 Year Ended                    Year Ended
Net Premiums Written                                         December 31, 1998             December 31, 1999
                                                                          (Dollars in thousands)

      General Liability                                  $ 3,065            31.8%      $ 4,245             25.8%
      Workers' Compensation                                5,819            60.3         8,289             50.5
      Surety                                                 642             6.6         3,330             20.2
      Auto                                                   126             1.3             -                -
      Prepaid Legal                                            -               -            42               .3
      Commercial Lines                                         -               -           520              3.2
               Total                                     $ 9,652           100.0%      $16,426            100.0%


                  The following table sets forth the Company's net premiums written by specialty industry for the years ended December 31, 1998 and December 31, 1999:

                                                           Year Ended                    Year Ended
                                                        December 31, 1998            December 31, 1999
                                                        -----------------            -----------------
                                                                    (Dollars in thousands)

Environmental                                      $  7,622          79.0%        $ 9,424         57.4%
Employee Leasing                                      1,788          18.5           4,517         27.4
Bail Bonds and Other                                    242           2.5           1,643         10.0
Commercial Lines                                          -           -               520          3.2
Excess & Surplus Lines                                    -          -                322          2.0
Total                                               $ 9,652         100.0%        $16,426        100.0%

     Commissions and Fees. The Company generates fee and commission income in connection with the Company's program development and management, insurance and reinsurance brokerage services, and production and other insurance related services. Fee and commission income was $1.8 million for the year ended December 31, 1998, and $1.8 million for the year ended December 31, 1999.

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

                                         Combined Ratio (Statutory Basis)


                                                                                    Year Ended December 31,

                                                                             1997            1998            1999
                                                                             ----            ----            ----

The Company(1)(2)..................................................          79.5%            72.5%           66.5%
Property and casualty industry(3)..................................         101.6            105.6           107.5

(1) Data have been derived from the consolidated financial statements of the Company.
(2) Payments by American Safety Casualty to ASI Services for management services are included in the combined ratio.
(3)  The statutory industry data was obtained from A.M. Best.

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

     The Company at times writes insurance program business with a higher expense ratio resulting from significant commission expense (e.g. bail bond program) and a higher loss ratio resulting from minimum reserves that are established on other programs (e.g. workers' compensation). As a result, the Company's combined ratio may fluctuate over time due to the presence or absence of such program business in any year and the initiation of new programs.

     Premium and Loss Summary. The Company is engaged in the development of programs and underwriting of coverages as both a primary casualty insurer and a reinsurer. The following table provides selected historical information on generally accepted accounting principles ("GAAP") basis concerning the business written by the Company and the associated underwriting risks. This data should be read in conjunction with the consolidated financial statements and notes thereto and the Selected Financial Data included elsewhere in this Report.


                                                                           Year Ended December 31,
                                                                           -----------------------
                                                              1997                  1998                  1999
                                                              ----                  ----                  ----
                                                                       (In thousands, except ratio data)
Reinsurance:
        Gross Premiums Written                               $ 7,501             $ 10,136              $ 13,204
        Net Premiums Written                                   7,072                8,996                12,266
        Net Premiums Earned                                    6,645                8,608                10,891
        Loss & Loss Adjustment Expense Ratio                    61.2%                57.3%                 54.3%
Primary:
        Gross Premiums Written                               $ 4,060               $4,603              $ 12,086
        Net Premiums Written                                   1,899                  656                 4,160
        Net Premiums Earned                                    1,702                  581                 2,782
        Loss & Loss Adjustment Expense Ratio                     1.5%                41.5%                 35.2%
Combined:
        Gross Premiums Written                              $ 11,561             $ 14,739              $ 25,290
        Net Premiums Written                                   8,971                9,652                16,426
        Net Premiums Earned                                    8,347                9,189                13,673
        Loss & Loss Adjustment Expense Ratio                    49.0%                56.3%                 50.4%
        Expense Ratio                                           32.8%                16.9%                 19.3%
                                                              -------              -------               -------
        Combined                                                81.8%                73.2%                 69.7%
                                                              =======              =======               =======

     Significant fluctuations in demand for and supply of various casualty insurance and reinsurance lines of business have led to substantial price fluctuations over time. The Company's management seeks to expand and contract various lines of business based on the relative favorability of the pricing environment for its products. As a writer of both primary insurance and reinsurance, the Company has additional flexibility to adjust its business mix in response to price differences in these markets and to utilize its knowledge of primary insurance markets to guide its assumption of insurance and reinsurance risks. During the past decade, the Company has operated in a soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates.

Reinsurance Ceded

     The Company obtains reinsurance for its primary insurance and reinsurance operations from unaffiliated reinsurers to protect and mitigate the exposures of the Company. The Company's reinsurance program for general and pollution liability risks operates on an excess of loss basis, with the Company's maximum exposure, on a per occurrence basis, limited to $175,000. For surety business written by American Safety Casualty, the Company maintains an excess of loss treaty on a per bond and a per principal basis, thereby limiting the Company's maximum exposure on a per principal basis to $250,000. For workers' compensation reinsurance business assumed by the Company, the Company's maximum exposure is $250,000 per occurrence, and aggregate stop loss reinsurance is maintained for losses above a 70% loss ratio. Reinsurance treaties maintained by the Company for its protection have no loss ratio restrictions or aggregate limits of liability.

     The Company purchases reinsurance for its primary insurance business lines and its reinsurance business. Gross reinsurance premiums ceded in 1998 were $5.1 million, which constitutes 34.5% of the gross premiums written, and in 1999 were $8.9 million, which constitutes 35.1% of the gross premiums written. The amount of reinsurance obtained by the Company varies with the line of business insured or reinsured.

     The Company evaluates the credit quality of the U.S. reinsurers and retrocessionaires to which it cedes business. The following table sets forth certain information relating to the Company's unaffiliated reinsurers and retrocessionaires as of December 31, 1999.

                                                                                Premiums Ceded
                                                                                for Year Ended          A.M. Best

                     Reinsurers                                               December 31, 1999         Rating(1)

                                                                                (In thousands)

Houston Casualty Company............................................                   $1,465               A+
Louisiana Pest Control Insurance Company............................                     622                B+
Reliance Reinsurance Corporation....................................                     540                A-
Signet Star Reinsurance Company.....................................                     501                A
Odyssey Reinsurance Corporation.....................................                     181                A-
Midwest Employers Casualty Company..................................                      49                A-
Zurich American Insurance Group.....................................                      44                A+
American Reinsurance Company........................................                       7                A++
 -----------------
(1) A.M. Best rating currently assigned.

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

     Approximately 46% of the Company's net reserves relate to liability associated with its asbestos abatement and other environmental general liability insurance programs. Another 49% of net reserves are attributable to the workers' compensation insurance program. The 5% balance of reserves is spread among surety and other coverages.

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

     In establishing reserves for its workers' compensation insurance program, several methods are employed in determining ultimate losses: a pure premium method; two Bornhuetter-Ferguson methods - paid and reported; and two loss development methods - paid and incurred. The first three methods use industry expected losses adjusted for the Company's experience while the last two methods rely on industry payment and reporting patterns to develop the Company's actual losses. The Company reviews all methods each coverage year in determining ultimate losses.

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

     The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                                                  Year Ended December 31,

                                                                            1997          1998           1999
                                                                            ----          ----           ----
                                                                                      (In thousands)
Gross losses and loss adjustment expense reserves at
   beginning of year                                                      $ 8,914       $ 11,572        $14,701
Reinsurance recoverable at beginning of year                                   45            779          1,841
                                                                            -----        -------         ------
Net losses and loss adjustment expense reserves at

   beginning of year.............................................           8,869         10,793         12,860
                                                                            -----        -------         ------
Add:

Incurred losses related to:

   Current accident years........................................           3,112          4,383          7,449
   Prior accident years..........................................             981            794           (553)
                                                                           ------       --------          -----
        Total incurred losses....................................           4,093          5,177          6,896
                                                                           ------       --------          -----
Less:

Claims payments related to:

   Current accident years........................................             342            103          1,707
   Prior accident years..........................................           1,827          3,007          3,701
                                                                          -------       --------         ------
        Total claims paid........................................           2,169          3,110          5,408
                                                                          -------       --------         ------
Net losses and loss adjustment expense reserves at end
    of year......................................................          10,793         12,860         14,348
Reinsurance recoverable at end of year...........................             779          1,841          6,065
                                                                         --------       --------        -------
Gross losses and loss adjustment expense reserves at end of year         $ 11,572       $ 14,701        $20,413
                                                                         ========       ========        =======

     The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1989 through 1999 for the Company's primary insurance and reinsurance subsidiaries on a GAAP basis. The 1989 year includes information for all years prior (1986, 1987 and 1988 only). The top line of the table shows the liabilities at the balance sheet date for each of the indicated years. This reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy" depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                Year Ended December 31,

                       1989      1990      1991      1992      1993      1994       1995      1996      1997      1998      1999
                       ----      ----      ----      ----      ----      ----       ----      ----      ----      ----      ----
                                                     (In thousands)

 Reserves for unpaid
  losses and loss
  adjustment expense  2,397    $4,359    $4,552    $4,135    $4,798    $6,048     $8,288    $8,869    $10,793   $12,860   $14,348
Reserves re-estimated
at December 31:

1 year later.         2,910     2,786     3,264     4,266     4,653     5,854      7,482     9,850    11.587    12,307
  2 years later       1,968     2,327     3,057     4,100     4,584     5,381      7,518     9,926    12,253       --
  3 years later       1,533     2,169     2,956     4,148     3,920     4,823      7,398     9,606        --       --
  4 years later       1,391     2,119     2,933     3,644     3,063     4,373      7,027       --        --        --
  5 years later       1,329     1,967     2,607     2,987     2,740     3,941        --        --        --        --
  6 years later       1,130     1,948     1,953     2,765     2,535       --         --        --        --        --
  7 years later       1,187     1,438     1,693     2,504       --        --         --        --        --        --
  8 years later         806     1,310     1,422       --        --        --         --        --        --        --
  9 years later         715     1,253       --        --        --        --         --        --        --        --
 10 years later         670       --        --        --        --        --         --        --        --        --
Cumulative                                                                                                          -
redundancy
(deficiency)........  1,727     3,106     3,130     1,631     2,263     2,107      1,261     (737)    (1,460)      553
 Cumulative amount of
  liability paid through
  December 31:

  1 year later           54       319        99       524       152       501        931     1,827     3,007     3,701
  2 years later          88       378       308       651       382       997      2,056     3,506     5,707       --
  3 years later         175       554       380       872       621     1,552      2,906     4,918       --        --
  4 years later         203       611       531     1,095       776     1,899      3,656       --        --        --
  5 years later         244       693       697     1,235     1,064     2,162        --        --        --        --
  6 years later         299       757       701     1,511     1,252       --         --        --        --        --
  7 years later         325       757       699     1,516       --        --         --        --        --        --
  8 years later         324       755       700       --        --        --         --        --        --        --
  9 years later         321       755       --        --        --        --         --        --        --        --
 10 years later         321       --        --        --        --        --         --        --        --        --
Net reserve December
 31                                                                                                   10,793    12,860     14,348

Reinsurance Recoverable                                                                                  779     1,841      6,065
                                                                                                     -------    ------     ------

Gross Reserve                                                                                         11,572    14,701     20,413
                                                                                                      ======    ======     ======

Investments

     The Company entered into an Investment Services Agreement with Invesco Capital Management, Inc. ("Invesco") in September 1999 whereby Invesco provides investment advisory services to the Company, subject to the investment policies and guidelines established by the Company's Board of Directors. The Company has consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. The Company's investment strategy has been to increase its investments in high quality bonds, as opposed to equity securities, in order to avoid market fluctuations. The investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

     At December 31, 1999, the Company's total assets of $104.4 million consisted of the following: cash, investments and notes receivable 69.9%; premiums receivable and agent's balances 11.7%; and other assets 18.4%. At
December 31, 1999, the Company held investment grade fixed income debt securities valued at $40.7 million and secured notes receivable valued at $13.0 million. Secured notes receivable of $11.3 million represented secured loans to unaffiliated parties, at or above market rates, secured by corporate and personal guarantees, real estate and other collateral.

     The  Company's   cash  and   investments   at  December  31,  1999  totaled
approximately $61 million, and were classified as follows:

                                                       Book Value            Percent of
                        Type of Investment           (In thousands)           Portfolio

Cash and short-term investments                        $   7,177                11.6%
United States government securities                       17,476                28.4
Mortgage-backed securities                                 3,434                 5.6
Corporate bonds                                            8,706                14.2
Foreign investments                                        5,917                 9.6
Municipal bonds                                            6,526                10.6
Equity securities                                            166                  .4
Real Estate                                               12,040                19.6
                                                          ------                ----
              Total                                     $ 61,442               100.0%
                                                          ======               =====

     The statement and fair values of the bond portfolio, classified by rating, as of December 31, 1999 were as follows:

                                                                Fair             Amount Reflected        Percent of
               S&P's/Moody's Rating(1)                          Value            on Balance Sheet          Total
                                                                        (In thousands)

AAA/Aaa (including United States Treasuries of
$16,682)   ....................................              $ 28,588               $ 28,588                   70.3%
AA/Aa   .......................................                 7,875                  7,875                   19.4
A/A   .........................................                 2,705                  2,705                    6.6
BBB/Baa   .....................................                 1,526                  1,526                    3.7
                                                                -----                 ------                  ------
          Total................................              $ 40,694               $ 40,694                  100.0%
                                                               ======                 ======                  ======

(1) Ratings are assigned by Standard & Poor's ("S&P") or, if no S&P rating is available, by Moody's Investors Service Inc. ("Moody's").

     The National Association of Insurance Commissions ("NAIC") has a bond rating system by which it assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 1999, all of the Company's bond portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

     The weighted average maturity of the Company's bond portfolio at December 31, 1999 was 6.1 years. The composition of the Company's bond portfolio, classified by maturity, as of December 31, 1999 was as follows:

                                                                           Amortized                 Fair
                       Maturity                                              Cost                    Value
                                                                                    (In thousands)

Due in one year or less.......................................             $     350               $      350
Due from one to five years....................................                22,080                   21,512
Due from five to ten years....................................                13,145                   12,774
Due after ten years...........................................                 3,050                    2,781
Mortgage-backed securities....................................                 3,434                    3,277
                                                                              ------                   ------
     Total       .............................................             $  42,059                $  40,694
                                                                              ======                   ======

----------
(1) Based on stated maturity dates with no prepayment assumptions.

     The Company's investment grade fixed maturity securities included mortgage backed bonds of $3.3 million, which are subject to risks associated with the variable prepayments of the underlying mortgage loans.

     At December 31, 1999, the Company had secured notes receivable from related and unrelated parties in the amounts of $1.7 million and $11.3 million, respectively. These notes mature over the next two years and carry interest rates between 8% to 25%. All of these loans are collateralized with various forms of real estate, personal and corporate guarantees, and financial guaranty bonds. At December 31, 1999, all payments on such notes were current and as of March 4, 2000, the related party note balance was $170,000.

Of the nine notes receivable from unrelated parties, four of the notes required monthly interest payments at December 31, 1999. Accrued interest on these interest paying notes was $35,000 at December 31, 1999, which represents current amounts due. Accrued interest on the interest accruing notes was $1.9 million at December 31, 1999.

During 1999, the Company foreclosed on the Harbour Village note receivable. Subsequent to the foreclosure, the Company took possession of the collateral property, which had a fair value in excess of the carrying value of the note. During 1999 the Company negotiated with a potential purchaser and recorded $360,000 of management fees to manage the property prior to the anticipated sale, which did not close in February 2000. Additionally, the Company incurred development costs related to the property in the amount of $2.5 million, which were capitalized as investments in real estate.



American Safety Risk Retention Group, Inc.

     Organization History. Following the enactment of the Risk Retention Act, American Safety, in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages, provided financial and technical assistance in connection with the organization of American Safety RRG in 1988. American Safety RRG is not owned by the Company but is managed by ASI Services, the Company's principal U.S. program development, underwriting and administrative services subsidiary, on a fee-for-service basis. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act, its license from the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department") under the Vermont Captive Act as a stock captive insurance company, and other state insurance filings. Presently, five of the directors of American Safety RRG are also directors of the Company.

     The  directors  of  American  Safety  RRG  are  elected   annually  by  the
insureds/shareholders of American Safety RRG.

     American Safety transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety as the policy issuing carrier insuring general, pollution and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation. American Safety then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and American Safety has been an authorized reinsurer of American Safety RRG since 1988. The Company, through its insurance subsidiaries, participates in the business of American Safety RRG as its primary reinsurer under an excess of loss/quota share reinsurance arrangement. For policies written by American Safety RRG, the Company receives 44.1% of the premium and assumes 70% of the risk in the layer of the first $250,000 of loss per occurrence, subject to American Safety RRG's retention of the first $100,000 of loss in the aggregate each year. American Safety RRG also cedes 100% of the risk in the layer of $750,000 in excess of $250,000 per occurrence, 100% of the risk in the layer of $4 million in excess of $1 million, to unaffiliated reinsurers, and 100% of the risk in the layer of $10 million in excess of $5 million, to unaffiliated reinsurers.

     Regulation. The Risk Retention Act facilitates the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to "liability" insurance and does not permit coverage of personal risk liability or workers' compensation. Membership in a risk retention group is limited to persons engaged in businesses or activities that are similar or related with respect to the liability to which the members are exposed by virtue of any related, similar, or common business, trade, products, services (including professional services), premises or operations. Ownership in a risk retention group is limited to persons who are members of the group and who are provided insurance by the group.

     The Risk Retention Act and the Vermont Captive Act require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of the American Safety RRG's common stock upon the acceptance of the applicant as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, such person's share of common stock is automatically canceled and such person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act and the Securities and Exchange Act and are likewise not considered securities for purposes of any state securities law.

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

     Management. Since 1990, ASI Services has managed the nationwide operations of American Safety RRG from its offices in Atlanta, Georgia pursuant to a program management agreement with a three year term. American Safety RRG has also entered into local management services agreements since 1988 with captive management companies of national insurance brokerage or insurance companies with offices located in Burlington, Vermont to provide local administrative services.

     ASI Services acts as the program manager for American Safety RRG pursuant to the program management agreement and is authorized to solicit and accept applications for insurance and to issue insurance policies on behalf of American Safety RRG subject to program administration rules and procedures of American Safety RRG. For 1999, the program management agreement between American Safety RRG and ASI Services provided for payment of a monthly program management fee of $45,000 and a managing general agency commission of 10-15% of premium, depending on the amount of premium paid by the insured. ASI Services was also compensated for direct production of business, and was reimbursed for marketing expenses actually incurred, and for loss control expenses actually incurred plus a 20% fee. The Company's recognized revenues from American Safety RRG for the years ended December 31, 1998 and December 31, 1999 are as follows:



                                                              Year Ended                        Year Ended
                                                           December 31, 1998                 December 31, 1999
                                                                              (In thousands)

Assumed earned premiums from
  American Safety RRG........................                    $ 2,835                        $ 3,449
Ceded earned premiums to American
  Safety RRG     ............................                      2,317                          3,973
                                                                   -----                          -----
Net premiums earned..........................                        518                           (524)

Management fees..............................                        714                            722

Brokerage commission income..................                        634                          1,080
Loss control fees............................                         73                             75

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

     The Company derived approximately 11.6% ($1.9 million) of its revenues in 1998 and 6.1% ($1.4 million) of its revenues in 1999 from American Safety RRG for administrative and management fees, producing agent commissions, loss control fees, reinsurance intermediary fees and reinsurance premiums.

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

     The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies.

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

Bermuda Regulation

     American Safety, as a licensed Bermuda insurance company, and its Bermuda reinsurance subsidiary, American Safety Re, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Minister of Finance (the "Minister").

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

U.S. Regulation

     American Safety, as a specialty insurance and financial services holding company, does not itself do business in the United States. The Company, through its U.S. subsidiaries, does business in the United States. The Company's U.S. insurance subsidiary's operations are subject to state regulation where it is domiciled and where it writes insurance.

     American Safety Casualty, the Company's U.S. insurance subsidiary domiciled in Delaware, was acquired by the Company in 1993. American Safety Casualty is currently licensed as a property and casualty insurer in 47 states and the District of Columbia. The insurer is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted insurer. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. No other state has examined American Safety
Casualty since it was acquired by the Company. The insurance laws of Delaware place restrictions on a change of control of American Safety as result of its ownership of American Safety Casualty. Under Delaware law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Delaware Insurance Department.

     American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which direct premiums are written for its general liability and workers' compensation lines of business. Under such regulations, a licensed carrier may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. While American Safety Casualty is licensed to write workers' compensation insurance in a number of states, it presently does not produce direct premiums from such line of business, and is therefore not subject to such regulations with respect to this line of business. If American Safety Casualty, in the future, directly writes workers' compensation insurance, it would become subject to such regulations. American Safety Casualty, as a licensed insurer, is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds of insurance carriers which become unable to pay claims due to an insurer's insolvency. Assessments made against insurers participating in such funds are based on direct premiums written by participating insurers, as a percentage of total direct written premiums of all participating insurers.

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

Employees

     At December 31, 1999, the Company employed 77 persons, none of whom was represented by a labor union. ASI Services employs all of the Company's employees and manages the Company's U.S. business operations, while the
Company's Bermuda operations are managed under contract by Mutual Risk Management (Bermuda), Ltd., an unaffiliated party.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's security holders during fourth quarter of the fiscal year ended December 31, 1999.

                            Management of the Company

     The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

         Name                    Age                   Position

Lloyd A. Fox....................  54      President and Director
Stephen R. Crim.................  36      Executive Vice President
Joseph D. Scollo, Jr............  36      Senior Vice President - Operations
Fred J. Pinckney................  52      General Counsel and Secretary
Steven B. Mathis................  32      Chief Financial Officer
J. Jeffrey Hood.................  36      Vice President-Claims and Loss Control
Kenneth A. Schneider............  39      Senior Vice President-Underwriting

     Lloyd A. Fox has been a director of the Company since 1996 and is President of the Company. Since 1990, Mr. Fox has headed the management of the Company's U.S. subsidiaries. He assisted as general legal counsel in the formation of American Safety in 1986. Previously, Mr. Fox was an attorney for 16 years in Atlanta, Georgia, where his practice centered on insurance, the environmental and construction industries, as well as corporate and taxation matters. He received a juris doctor degree from the University of Michigan Law School in 1974 and a bachelor of science degree in pharmacy from Brooklyn College of Pharmacy in 1968. Mr. Fox is a frequent speaker at insurance seminars and environmental training courses throughout the United States.

     Stephen R. Crim is Executive Vice President of the Company and has been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 13 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986.

     Joseph D. Scollo, Jr. is Senior Vice President - Operations of the Company since November 1998. Previously, Mr. Scollo served as senior vice president - operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has eight years experience in the insurance industry. Mr. Scollo received a bachelor of science degree in economics from Western New England College in 1985 and is a certified public accountant.

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

     Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously he was the Company's controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has ten years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

     J. Jeffrey Hood is Vice President-Claims and Loss Control of ASI Services and of American Safety Casualty and has been responsible for loss control and safety matters since joining the Company in 1990. Previously, Mr. Hood had served as a loss control and safety coordinator and claims administrator for national technical and insurance organizations for four years. Mr. Hood received a bachelor of science degree in petroleum engineering from Mississippi State University in 1985.

     Kenneth A. Schneider is Senior Vice President-Underwriting of ASI Services. Prior to joining the Company in 1997, Mr. Schneider was a senior vice president/managing director of Alexander & Alexander's environmental underwriting, risk management and consulting division from 1993 to 1997, a regional manager for marketing and underwriting for The ERIC Group from 1990 to 1993, and an environmental business manager for AIG Consultants from 1989 to 1990. Mr. Schneider has 17 years experience in the insurance and environmental industry. Mr. Schneider received a masters of business administration degree from the George Washington University in 1988 and a bachelor of science degree in geology from Beloit College in 1983.

              [The Remainder of this Page Intentionally Left Blank]

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     The Company's common shares commenced trading on the National Association of Security Dealers, Inc.'s National Market under the symbol "AMSFF" on February 13, 1998 as a result of the Company's completion of its initial public offering. On February 5, 1999, the Company's common shares were listed and traded on the New York Stock Exchange, Inc. under the symbol "ASI" and the Company's prior listing on the National Association of Security Dealers, Inc.'s National Market ceased. As of February 2, 2000, there were approximately 2,200 holders of the Company's common shares.

     The following table sets forth the high and low prices per share of the Company's common shares for the periods indicated.

      Fiscal Year Ended December 31, 1999           High                Low
      -----------------------------------           ----                ---

            First Quarter                         $ 10.38              $ 7.81
            Second Quarter                          10.00                6.63
            Third Quarter                            8.56                7.13
            Fourth Quarter                           7.94                6.00

     The Company does not anticipate paying cash dividends on its common shares in the foreseeable future. As an insurance holding company, the Company's ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company's current plans are for its insurance and reinsurance subsidiaries to retain their capital for growth.

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

                                                                    Year Ended December 31,

                                          1995             1996             1997              1998             1999
                                          ----             ----             ----              ----             ----
                                                        (In thousands, except per share and ratio data)
Income Statement Data:
Revenues:

  Direct and assumed premiums
      earned....................       $  6,109         $  5,316         $ 10,590         $ 13,183         $ 19,688
  Ceded premiums earned.........           (362)          (1,044)          (2,243)          (3,994)          (6,015)
                                          -----          -------          -------          -------           ------
       Net premiums earned......          5,747            4,272            8,347            9,189           13,673
  Net investment income.........          1,346            1,207            1,647            2,847            2,878
  Interest on notes receivable..              7              885              798            2,409            2,614
  Brokerage commission

      income....................          2,145            1,881            1,999            1,114            1,107
  Management fees from
     affiliate..................            475              479              601              714              722
  Net realized gains (losses)...            200              177               84              443              174
  Other income..................              -                5               14               24              921
                                        -------          -------          -------          -------           ------
       Total revenues...........          9,920            8,906           13,490           16,740           22,089
                                        -------          -------          -------          -------           ------

Expenses:
  Losses and loss adjustment
     expenses incurred..........          2,905            2,056            4,093            5,177            6,896
  Acquisition expenses..........          1,086              646            2,336            1,010            1,819
  Other expenses................          2,029            3,110            3,494            4,798            7,371
                                          -----            -----            -----           ------           ------
       Total expenses...........          6,020            5,812            9,923           10,985           16,086
                                          -----            -----            -----           ------           ------
       Earnings before
          income taxes..........          3,900            3,094            3,567            5,755            6,003
Income Taxes....................            720              177              356             (199)              83
                                        -------          -------          -------          --------         -------
Net earnings....................        $ 3,180          $ 2,917          $ 3,211          $ 5,954          $ 5,920
                                        =======          =======          =======          =======          =======
Net diluted earnings
  per share....................         $  1.07          $  0.98          $  1.08          $  1.04          $  0.98

Common shares and common
  share equivalents used in
  computing net diluted earnings
  per share....................           2,964         2,964            2,964               5,738            6,032


GAAP Ratios:
Loss and loss adjustment expense
  ratio                                    50.5%            48.1%            49.0%            56.3%            50.4%
Expense Ratio                              23.4             29.3             32.8             16.9             19.3
Combined ratio                             73.9%            77.4%            81.8%            73.2%            69.7%
Net premiums written to
  Equity                                    0.4x             0.3x             0.4x             0.2x             0.3x

Statutory Ratios:
Loss and loss adjustment
  expense ratio                            50.5%            48.1%            49.0%            56.3%            50.4%
Expense ratio                              21.9             27.1             30.5             16.2             16.1
Combined ratio                             72.4%            75.2%            79.5%            72.5%            66.5%

Balance Sheet Data (at end of
period)

Total investments                    $ 20,648         $ 17,964         $ 29,341         $ 51,048                $59,648
Total assets                           27,143           31,299           47,668           86,147                104,354
Unpaid losses and loss
  adjustment expenses                   8,294            8,914           11,572           14,700                 20,413
Total liabilities                      10,529           13,267           25,827           26,878                 43,315
Total shareholders' equity             16,614           18,032           21,841           59,269                 61,039




              [The Remainder of this Page Intentionally Left Blank]

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

                              Results of Operations

     The following table sets forth the Company's consolidated revenues:

                                                                                                     Percent Increase
                                                             Year Ended December 31,                     Decrease
                                                             -----------------------                     --------
                                                                                                  1997 to        1998 to
                                                        1997           1998          1999          1998           1999
                                                        ----           ----          ----          ----           ----
                                                                 (In thousands)

Net Premiums earned:
   Reinsurance:
        Workers' Compensation                        $ 5,144        $ 6,135         $ 7,712         19.3%          25.7%
        General Liability from affiliate               1,463          2,381           3,149         62.7           32.3
        Auto Liability                                     -             96              30        100.0          (68.8)
                                                      ------         ------          ------
              Total reinsurance                        6,607          8,612          10,891         30.3           26.5
                                                      ------         ------          ------
   Primary Insurance:
        Prepaid Legal                                      -              -              42            -              -
        Commercial Lines                                   -              -              39            -              -
        Workers' Compensation                              -              -              66            -              -
        Surety                                         1,740            577           2,635        (66.8)         356.6
                                                      ------         ------          ------
              Total primary insurance                  1,740            577           2,782        (66.8)         382.1
                                                      ------         ------          ------
                  Total net premiums earned            8,347          9,189          13,673         10.1           48.8
                                                      ------         ------          ------

Net Investment Income                                  1,647          2,847           2,878         72.9            1.1
Interest on notes receivable                             798          2,409           2,615        201.9            8.6
Commission and fee income:
     Brokerage commission income                       1,999          1,114           1,107        (44.3)          (0.6)
     Management fees from affiliates                     601            714             722         18.8            1.1
                                                      ------         ------          ------
            Total commission and fee income            2,600          1,828           1,829        (29.7)            .1
                                                      ------         ------          ------
Net realized gains (losses)                               84            443             174        427.4          (60.7)
Other income                                              14             24             921         71.4        3,737.5
                                                      ------         ------          ------
                  Total Revenues                    $ 13,490       $ 16,740        $ 22,089         24.1%          32.0%
                                                      ======         ======          ======


     The following table sets forth the components of the Company's statutory combined ratio for the period indicated:

                                                        1997           1998           1999
                                                        ----           ----           ----
Insurance Operations

     Loss & Loss Adjustment Expense Ratio              49.0%           56.3%          50.4%
     Expense Ratio                                     32.8            16.9           19.3%
                                                      -----           -----          -----
     Combined Ratio                                    81.8%           73.2%          69.7%
                                                      =====           =====          =====

Year Ended December 31, 1999 to Year ended December 31, 1998

     Net Premiums Earned. Net premiums earned increased 48.8% from $9.2 million in 1998 to $13.7 million in 1999. The principal factors accounting for the result were an increase of workers' compensation reinsurance premiums by 26.8% or $1,644,000, and an increase of general liability reinsurance premiums by 32.2% or $768,000 and an increase of surety premiums by 356.6% or $2,057,000 which can be attributed to increased bail bond premium production which produced $1.3 million in net earned premium in such year.

     Net Investment Income. Net investment income increased 1.1% from $2.8 million in 1998 to $2.9 million in 1999 as a result of the investment of additional cash flows from insurance operations offset by additional investments in notes receivable and real estate. The average annual pre-tax yield on investments was 7.1% in 1998 and 5.8% in 1999. The average annual after-tax yield on investments was 6.7% in 1998 and 5.4% in 1999.

     Interest from Notes Receivable. Interest from notes receivable increased 8.5% from $2,409,000 in 1998 to $2,615,000 in 1999 as a result of an increase of the average outstanding secured notes receivable. The average annual pretax yield on notes receivable was 22.4% and 18.0% in 1998 and 1999, respectively.

     Brokerage Commission Income. Income from insurance brokerage operations decreased 1% from $1.1 million in 1998 to $1.1 million in 1999 as a result of increased commissions derived from insurance business produced through the Company's risk retention group affiliate which was offset by lower commissions from the Company's brokerage operations.

     Management Fees. Management fees increased 1.2% from $714,000 in 1998 to $722,000 in 1999 as a result of increased service levels provided by the Company to its risk retention group affiliate.

     Net Realized Gains. Net realized gains from the sale of investments decreased from $443,000 in 1998 to $174,000 in 1999.

     Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 33.2% from $5.2 million in 1998 to $6.9 million in 1999 primarily due to an increase in net earned premiums. Increases in general liability and surety business accounted for the largest portion of the increase in loss and loss adjustment expenses. During 1999, the Company experienced favorable development on prior accident years and released approximately $553,000 of reserves.

     Acquisition Expenses. Policy acquisition expenses increased 80.1% from $1 million in 1998 to $1.8 million in 1999 as a result of increased premium production and the Company's new reinsurance program for surety business.

     Payroll and Other Expenses. Payroll and other expenses increased 53.6% from $4.8 million in 1998 to $7.4 million in 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company's new financial services subsidiary.

     Income Taxes. Federal and state income taxes increased from a benefit of $199,244 in 1998 to an expense of $82,722 in 1999 due to increased taxable income in the Company's U.S. subsidiaries.

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

     Brokerage Commission Income. Income from insurance brokerage operations decreased 44.3% from $2 million in 1997 to $1.1 million in 1998 as a result of additional premiums being written by the Company's U.S. insurance subsidiary in which acquisition expenses and brokerage income are eliminated due to consolidation.

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

     Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 26.5% from $4.1 million in 1997 to $5.2 million in 1998 primarily due to a 10.1% increase in net earned premiums combined with an increase in the projected losses for workers' compensation and a decrease in the projected losses for general liability. The Company recorded loss and loss adjustment expenses for workers' compensation to the aggregate stop-loss attachment point of its reinsurance.

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

Liquidity and Capital Resources

     The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for the short-term needs of its insurance business and the Company's invested assets are sufficient for the long-term needs of its insurance business. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity.

     On a consolidated basis, net cash provided from operations was $9.4 million for 1997, $2.4 million for 1998 and $5.5 million for 1999. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claim payments are made.

     Total assets increased from $47.7 million at December 31, 1997 to $86.1 million at December 31, 1998 and to $104.4 million at December 31, 1999, primarily due to increases in premiums receivable, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $37.4 million at December 31, 1997 to $72 million at December 31, 1998 and to $73 million at December 31, 1999 as a result of increases in net premiums written and investment income. The Company completed its 1999 stock repurchase program of 300,000 common shares of the Company on December 31, 1999 at a total cost of $2,169,339.

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

     Harbour Village Development. American Safety announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club, located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The property, acquired by American Safety through foreclosure in April 1999, has been under development through its Ponce Lighthouse Properties, Inc. subsidiary. While the property was being marketed for sale, deposits have been received for in excess of $40 million of pre-construction sales that have been generated under American Safety's development effort.

     It is anticipated that Harbour Village will be developed in three phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. The Company intends to obtain an acquisition and development loan and a revolving bank credit facility in order to construct in sequence the three phases of Harbour Village. The anticipated construction cost for the entire project is in excess of $160 million. Financing in the approximate amount of $34 million will be required for construction of Phase I. The Company has received a proposal for the bank credit facility, and is in the process of obtaining a commitment for such credit facility. Phase I of the development consists of construction of all site work including a 142-boat slip marina, 372 residential units, and amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for Harbour Village.

     Management believes that the Company will be able to obtain a bank credit facility which, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of Harbour Village during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs.

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


Year 2000

     The Year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000. During 1999, the Company, together with consulting outside vendors, reviewed its information technology systems (i.e., underwriting, insureds, claims and accounting) and the systems have proved to be Year 2000 compliant by processing date information accurately and without interruption when required to process dates in the year 1999 and beyond.

     In the context of the Year 2000 issue, the Company identified the following general categories of business partners as material to the Company's ability to conduct its operations: software, hardware and telecommunication providers, banks and investment managers, insurance brokers, agents and producers, reinsurers and reinsurance intermediaries and utilities. The Company contacted with its material business partners to determine their state of readiness with regard to Year 2000 compliance and the potential impact on the Company. Based on the information available to the Company, the Company could not identify a material business partner that was not compliant with respect to the Year 2000 issue.

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

     The Company spent less than $100,000 on hardware and software relating to Year 2000 compliance and the Company does not anticipate any significant additional expenditures with respect to the Year 2000 issue.

Forward Looking Statements

     This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties  which may cause  actual  results  to differ,  and are  subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village property, such forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in new construction, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company's Consolidated Balance Sheets includes assets whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has no direct commodity or foreign exchange risk as of December 31, 1999. The estimated fair value of the Company's investment portfolio at December 31, 1999 was $60 million, 79% of which was invested in fixed maturities and short-term investments, 1% of which was invested in equity securities and 20% of which was invested in real estate.

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

     The table below summarizes the Company's equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 1999. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):



                                                                              Estimated Fair           Hypothetical
                                Estimated                                       Value after         Percentage Increase
                              Fair Value at            Hypothetical            Hypothetical            (Decrease) in
                            December 31, 1999          Price Change          Change in Prices      Shareholders' Equity
------------------------ -----------------------  -----------------------  --------------------- -------------------------

Equity Securities                 $ 164                20% increase             $ 197                     0.1%
                                                       20% decrease               131                    -0.1

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

     The table below summarizes the Company's interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 1999. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                                                        Hypothetical

                                                                              Estimated Fair             Percentage

         Fixed Maturity            Estimated Fair      Estimated Change         Value after         Increase (Decrease)
          Investments                 Value at         in Interest Rate        Hypothetical          in Shareholders's
                                    December 31,       (bp=basis points)    Change in Interest             Equity
                                        1999                                       Rate
--------------------------------  -----------------  --------------------- ---------------------  ------------------------

Total Fixed Maturity              $47,444            200bp decrease            $ 50,671                      5.3%
Investments (including                               100bp decrease              48,987                      2.5
short-term investments)                              100bp increase              45,842                     -2.6
                                                     200bp increase              44,365                     -5.0
--------------------------------  -----------------  --------------------- ---------------------  ------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company's 2000 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Part I, Item 4 of this Report.

Item 11. Executive Compensation

     The information required by this Item 11 regarding executive compensation will be set forth in the Company's 2000 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company's 2000 Proxy Statement which will be filed with the Securities and
Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company's 2000 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (a)  Financial Statements Schedules, and Exhibits

          1.   Financial Statements

               The following is a list of financial statements, together with reports thereon, filed as part of this Report:

          -    Independent Auditors' Report

          -    Consolidated Balance Sheets at December 31, 1998 and 1999

          - Consolidated Statements of Earnings for the Years Ended December 31, 1997, 1998 and 1999

          - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1998 and 1999

          - Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

          - Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 1997, 1998 and 1999

          -    Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules

               The following is a list of financial statement schedules filed as part of this Report:

                   Schedule Number                                     Page
                   ---------------                                     ----
          -    Schedule II   -   Condensed Financial Statements         47
                                   (Parent only)

          -    Schedule III  -   Supplemental Information               51

          -    Schedule IV   -   Reinsurance                            52


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

   3.1*   Memorandum of Association of the Company

   3.2*   Form of Bye-Laws of the Company

   4.1*   Common Share Certificate

   10.1*  Employment Contract between the Company and Lloyd A. Fox

   10.2*  Incentive Stock Option Plan

   10.3*  Directors Stock Award Plan

   10.4** Lease  Agreement  between 1845  Tenants-In-Common  (formerly  known as
          Windy Hill Exchange, L.L.C.) and American Safety Insurance Services, Inc. (formerly known as Environmental Management Services, Inc.) for office space in Atlanta, Georgia.

   10.5* Program Management Agreement between Synergy Insurance Services, Inc. (now known as American Safety Insurance Services, Inc.) and American Safety Risk Retention Group, Inc.

   21.1*  Subsidiaries of the Company

   27     Financial Data Schedule

*Incorporated by reference to the Exhibits to Registrant's Amendment No. 1 to Registration Statement filed January 27, 1998 on Form S-1 (Registration No. 333-42749)

**Incorporated by reference to the Exhibits to Registrant's Registration Statement filed December 19, 1997 on Form S-1 (Registration No. 333-42749)

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                                           AMERICAN SAFETY INSURANCE GROUP, LTD.
                                           ------------------------------------


                                           By:
                                                -------------------------------
                                                Lloyd A. Fox
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 2000.

                           Signature                                Title


------------------------------------------------   President and Director
Lloyd A. Fox                                       (Principal Executive Officer)

------------------------------------------------   Chief Financial Officer
Steven B. Mathis                                   (Principal Financial Officer
                                                   and Principal Accounting
                                                   Officer)

------------------------------------------------   Chairman of the Board
Frederick C. Treadway                              of Directors

------------------------------------------------   Director
David V. Brueggan

------------------------------------------------   Director
Cody W. Birdwell

------------------------------------------------   Director
William O. Mauldin, Jr.

------------------------------------------------   Director
Thomas W. Mueller

------------------------------------------------   Director
Timothy E. Walsh

                      AMERICAN SAFETY INSURANCE GROUP, LTD.
                              QUARTERLY INFORMATION

                                   (UNAUDITED)

     The  following  table  presents  the  quarterly   results  of  consolidated
operations for 1999 and 1998 (dollars in thousands, except per share amounts):

               1999                       Mar. 31                June 30             Sept. 30               Dec. 31
                                          -------                -------             --------               -------

Operating revenues                      $  4,769                 $ 5,519             $ 5,513               $ 6,114
Income before taxes                        1,673                   1,333               1,547                 1,449
Net income                                 1,719                   1,441               1,359                 1,401
Comprehensive income                       1,158                     997                 937                   845
Net  income per share
     Basic                             $    0.28                $   0.24           $    0.23             $    0.24
     Diluted                                0.28                    0.24                0.23                  0.24
Common stock price ranges
     High                               $  10.38                $  10.00            $   8.56              $   7.94
     Low                                    7.81                    6.63                7.13                  6.00

              1998                        Mar. 31                June 30             Sept. 30               Dec. 31
                                          -------                -------             --------               -------

Operating revenues                      $  3,549                 $ 3,945             $ 3,832               $ 4,970
Income before taxes                        1,078                   1,567               1,529                 1,581
Net income                                 1,024                   1,581               1,598                 1,751
Comprehensive income                         962                   1,654               2,446                 1,248
Net income per share
     Basic                             $    0.23                $   0.26            $   0.26                $ 0.29
     Diluted                                0.23                    0.26                0.26                  0.29
Common stock price ranges
     High                                 $ 13.50                $ 14.75             $ 12.38                $10.00
     Low                                    11.00                  11.12                8.75                  6.75

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                     SCHEDULE II - CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1998 and 1999


                                                                     1998                      1999
                                                                     ----                      ----
         Assets

Investment in Subsidiary                                       $ 23,174,367             $25,535,858
Other Investments:
         Fixed Maturities                                        32,395,918              26,631,892
         Common Stock                                             2,973,374                       -
Cash                                                              1,820,578                 510,419
Shareholder Loan                                                    280,000                       -
Secured Note Receivable                                           5,335,125               9,543,377
Investment Income Due and Accrued                                 1,431,281               2,285,599
     Total Investments & Cash                                    67,410,643              64,507,145
Premiums Receivable                                                 844,956               1,174,686
Due from Affiliate                                                        -                 220,247
Ceded Loss Reserves                                               2,043,988               1,477,114
Property Plant and Equipment                                              -                 841,701
Other Assets                                                        330,312                 503,799
                                                               ------------             -----------
          Total Assets                                         $ 70,629,899             $68,724,692
                                                               ============             ===========
             Liability and Shareholders' Equity

Unpaid Losses and Loss Adjustments Expenses                     $ 7,437,036             $ 5,463,793
Ceded Premium Payable                                             1,140,399                 178,638
Assumed Loss and LAE Payable                                              -                 793,296
Liability for Deductible Fees Held                                  577,428                  48,375
Due to Related Party                                              2,095,113               1,170,000
Accounts Payable and

         Accrued Expenses                                           110,630                  31,830
                                                                 ----------               ---------
         Total Liabilities                                       11,360,606               7,685,932
                                                                 ----------               ---------

Common Stock                                                         60,747                  60,777
Additional Paid in Capital                                       33,809,141              33,810,387
Unrealized Gain-Investments                                      (1,288,804)                693,934
Retained Earnings                                                24,705,471              30,625,739
Treasury Stock                                                            -              (2,169,339)
                                                                 ----------              ----------

         Total shareholders' equity                              59,269,293              61,038,760
                                                                 ----------              ----------
         Total liabilities & shareholders' equity              $ 70,629,899            $ 68,724,692
                                                                 ==========              ==========

                  See accompanying auditors' report

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                    SCHEDULE II - CONDENSED INCOME STATEMENT

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999



                                                     1997              1998              1999
                                                     ----              ----              ----

Revenues:
     Direct and Assumed Premiums Earned            $ 6,494,394      $ 2,884,327          $563,543
     Ceded Premiums Earned                          (3,016,373)      (1,325,351)          (23,487)
     Net Premiums Earned                             3,478,021        1,558,976           540,056
     Investment Income                                 909,614        1,869,231         1,989,252
     Interest on Notes Receivable                      798,139        1,001,773         1,170,484
     Realized Gains on Sale of Investments              84,283          436,871           134,316
     Other Income                                            -                -           142,495
                                                     ---------        ---------         ---------
          Total Revenues                             5,270,057        4,866,851         3,976,603
                                                     ---------        ---------         ---------

Expenses:
     Losses and LAE Incurred                         1,832,184          396,305           141,869
     Acquisition Expenses                              626,745          288,903            37,959
     Other Underwriting Expenses                       358,995          343,466           589,888
                                                     ---------        ---------         ---------
          Total Expenses                             2,817,924        1,028,674           769,716
                                                     ---------        ---------         ---------
     Earnings Before Equity In
          Earnings of Subsidiary                     2,452,133        3,838,177         3,206,887
Equity in Net Earnings of Subsidiary                   758,881        2,116,072         2,713,381
                                                     ---------        ---------         ---------
     Net Earnings                                  $ 3,211,014      $ 5,954,249       $ 5,920,268
                                                     =========        =========         =========

                      See accompanying auditors' report




                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                 SCHEDULE II - CONDENSED STATEMENT OF CASH FLOW

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999


                                                                        1997               1998            1999
Cash flow from operating activities:

     Net earnings before equity in earnings of subsidiary         $   2,452,13      $  3,838,177         $ 3,206,887
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:

          Change in:

              Accrued investment income                                301,154          (836,983)           (854,318)
              Premiums receivable/Payable                             (990,984)        1,500,040          (1,291,491)
              Due from/to affiliate                                   (107,049)        2,202,162          (1,145,360)
              Unpaid losses and loss adjustment expenses               638,819        (1,331,079)         (1,406,369)
              Unearned premiums                                        359,094          (895,851)                  -
              Liability for deductible fees held                     4,076,532        (3,499,104)           (529,053)
              Accounts payable and accrued expenses                      5,061            65,385             (78,800)
              Loss and LAE payable                                     243,906          (243,906)            793,296
              Other, net                                                57,419          (279,238)           (174,430)
                                                                      --------         ----------          ----------
                   Net cash provided by operating activities          7,036,08           519,603          (1,479,638)
                                                                      --------         ----------          ----------

Cash flow from investing activities:

     Decrease (increase) in investments                             (6,392,515)      (20,987,278)          3,179,743
     Investment in subsidiary                                                -       (11,100,000)               (500)
     Purchases of fixed assets, net                                          -                 -            (841,701)
                                                                    -----------      -----------           ----------
                 Net cash provided by investing activities          (6,392,515)      (32,087,278)          2,337,542
                                                                    -----------      ------------          ----------

Cash flow from financing activities:

     Proceeds from sale of common stock                                297,279        31,088,847               1,276
     Purchase of Treasury Stock                                              -                 -          (2,169,339)
     Dividends paid                                                          -                 -                   -
                                                                       -------        ----------          -----------
                 Net cash used by financing activities                 297,279        31,088,847          (2,168,063)
                                                                       -------        ----------          -----------

     Net increase (decrease) in cash                                   940,849          (478,828)         (1,310,159)
     Cash at beginning of year                                       1,358,557         2,299,406           1,810,578
                                                                     ---------         ---------           ---------
     Cash at end of year                                           $ 2,299,406     $   1,820,578         $   510,419
                                                                     =========         =========           =========

                                       See accompanying auditors' report

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                  SCHEDULE II - CONDENSED COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1998


                                                                    1997               1998                1999
                                                                    ----               ----                ----

Net earnings                                                   $ 3,211,014        $ 5,954,249          $ 5,920,268
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale         470,427             31,854           (2,282,895)
Reclassification adjustment for realized gains included in
net earnings                                                       (93,773)           359,682              119,643
                                                                 ---------          ---------            ---------
Total other comprehensive earnings (loss) before taxes             376,654            391,536           (2,163,252)
Income tax expense (benefit) related to items of
comprehensive income                                                76,157              6,236             (180,514)
                                                                 ---------          ---------            ---------
Other comprehensive earnings (loss) net of income taxes            300,497            385,300           (1,982,738)
                                                                 ---------          ---------            ---------

Total comprehensive earnings                                  $  3,511,511        $ 6,339,549          $ 3,937,530
                                                                 =========          =========            =========

                                 See accompanying auditors' report

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

               SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING
                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                                 (in thousands)


                      Column B    Column C  Column D   Column E  Column F  Column G      Column H       Column I  Column J Column K

                                  Reserves
                                    for                                                  Claims and      Amorti-     Paid
                                   Unpaid                                               Claim Adjust-    zation     Claims
                                   Claims   Discount,                                   ment Expenses      of        and
                      Deferred   and Claim   if any,                          Net        Incurred       Deferred    Claim
                    Policy Ac-    Adjust-   Deducted                        Invest-     Related to       Policy     Adjust-
                    quisition      ment        in      Unearned   Earned     ment     Current  Prior    Acquisi-     ment   Premiums
                       Costs     Expenses   Column C   Premiums  Premiums   Income     Year    Years   tion Costs  Expenses  Written
------------------  ----------  ----------  ---------  --------  --------  --------  -------  -------  ----------  --------  -------
United States

December 31, 1997        46       4,847          -      1,436     2,456       737     1,686     642      325          976      5,134
December 31, 1998      (106)      7,311          -      2,712     4,852       817     1,844     828       24        1,336      4,624
December 31, 1999       212      11,855          -      7,318    11,174       807     3,166    (511)     640        2,313      8,848
------------------  ----------  ----------  ---------   -----    -------   --------  -------  -------  --------    --------  ------

Bermuda

December 31, 1997        46       6,725          -        896     5,891       910     1,426     339      326        1,193      3,837
December 31, 1998        46       7,389          -      1,183     4,337     2,030     2,539     (34)     242        1,774      5,028
December 31, 1999        62       8,558          -      2,178     2,499     2,071     4,283     (42)     525        3,095      7,578
------------------ ----------- ----------   ---------   -----    -------   --------  -------  -------  --------    --------  -------

Combined Total

December 31, 1997        92      11,572           -     2,332     8,347     1,647     3,112     981      651      2,169        8,971
December 31, 1998       (60)     14,700           -     3,895     9,189     2,847     4,383     794      266      3,110        9,652
December 31, 1999       274      20,413           -     9,496    13,673     2,878     7,449    (553)   1,165      5,408       16,426
------------------  ----------  ----------- ----------  -----   --------   -------  -------  -------  --------  ----------  --------

                    See accompanying auditors' report

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                            SCHEDULE IV - REINSURANCE

                   Year Ended December 31, 1996, 1997 and 1998


     Property-Liability                          Ceded to                                             Percentage of
     Insurance Premiums          Gross             Other          Assumed from            Net             Amount
           Earned                Amount          Companies       Other Companies        Amount        Assumed to Net
--------------------------  --------------  -----------------  ------------------- ----------------- -----------------
United States
December 31, 1997               3,515           1,813                754               2,456                30.7%
December 31, 1998               3,532           3,626              4,982               4,888               101.9%
December 31, 1999               7,891           5,934              9,217              11,174                82.5%
--------------------------  --------------  -----------------  ------------------- ----------------- -----------------

Bermuda
December 31, 1997                   -             430              6,321               5,891               107.3%
December 31, 1998                   -             368              4,669               4,301               108.6%
December 31, 1999                   -              81              2,580               2,499               103.2%
--------------------------  --------------  -----------------  ------------------- ----------------- -----------------

Combined Total
December 31, 1997               3,515           2,243              7,075               8,347                84.8%
December 31, 1998               3,532           3,994              9,651               9,189               105.0%
December 31, 1999               7,891           6,015             11,797              13,673                86.3%
--------------------------   -------------   ----------------  ------------------- ----------------- ----------------

                        See accompanying auditors' report

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1999


                    With Independent Auditors' Report Thereon

                          Independent Auditors' Report

The Board of Directors
American Safety Insurance Group, Ltd.:


     We have audited the consolidated financial statements of American Safety Insurance Group, Ltd. and subsidiaries as listing in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Group, Ltd. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP


Atlanta, Georgia
March 24, 2000

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999


                                    Assets                                           1998                 1999
                                    ------                                           ----                 ----
Investments:
    Securities available for sale, at fair value:

      Fixed maturities                                                             $ 45,308,326       $ 40,694,556
      Common stock                                                                    3,453,123            163,968
    Investment in real estate                                                                 -         12,039,842
    Short-term investments                                                            2,286,320          6,749,791
                                                                                     ----------         ----------
           Total investments                                                         51,047,769         59,648,157

Cash                                                                                  4,737,132            427,154
Accrued investment income                                                             2,441,857          2,783,663

Notes receivable:
    Related parties                                                                     280,000          1,700,000
    Other                                                                            15,939,894         11,255,264
Premiums receivable                                                                   5,838,567         12,239,544
Commissions receivable                                                                   22,569              5,948
Ceded unearned premium                                                                1,742,021          4,591,075
Reinsurance recoverable                                                               1,840,884          6,065,502
Funds on deposit                                                                              -            353,407
Due from affiliate                                                                      668,074          2,088,748
Income tax recoverable                                                                  277,292                  -
Deferred income taxes                                                                   362,951            733,227
Deferred acquisition costs                                                                    -            274,701
Property, plant and equipment                                                           185,807          1,234,294
Prepaid items                                                                             5,644            604,537
Goodwill                                                                                252,239            234,467
Other assets                                                                            504,772            113,846
                                                                                     ----------       ------------

           Total assets                                                            $ 86,147,472       $104,353,534
                                                                                     ==========       ============

          Liabilities and Shareholders' Equity

Liabilities:
    Unpaid losses and loss adjustment expenses                                       14,700,473         20,413,236
    Unearned premiums                                                                 3,894,568          9,496,342
    Liability for deductible fees held                                                  244,998                  -
    Reinsurance on paid losses and loss adjustment expenses                             380,858          1,419,536
    Reinsurance deposits on retroactive contract                                        332,430             48,375
    Ceded premiums payable                                                            4,382,922          6,739,068
    Due to affiliate:
      Ceded premiums payable                                                            201,778          1,636,207
      Reinsurance on paid losses and loss adjustment expenses                            52,151             79,198
    Accounts payable and accrued expenses                                             2,688,001          1,893,470
    Funds held                                                                                -            357,509
    Collateral held                                                                           -          1,208,976
    Income tax payable                                                                        -             22,857
                                                                                     ----------         ----------

           Total liabilities                                                         26,878,179         43,314,774
                                                                                     ----------         ----------

Shareholders' equity:
    Preferred stock, $0.01 par value; authorized 5,000,000 shares;
       no shares issued and outstanding                                                       -                  -
    Common stock, $0.01 par value; authorized 15,000,000 shares; issued and outstanding at December 31, 1998, 6,074,770 shares, and at
       December 31, 1999, 6,077,750 shares                                               60,747             60,777
    Additional paid-in capital                                                       33,809,141         33,810,387
    Retained earnings                                                                24,705,471         30,625,739
    Accumulated other comprehensive income, net                                         693,934         (1,288,804)
    Treasury stock, 0 shares in 1998, and 300,000 shares in 1999                              -         (2,169,339)
                                                                                     ----------         ----------
           Total shareholders' equity                                                59,269,293         61,038,760
                                                                                     ----------         ----------

           Total liabilities and shareholders' equity                              $ 86,147,472      $ 104,353,534
                                                                                     ==========        ===========


See accompanying notes to consolidated financial statements.

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                  Years ended December 31, 1997, 1998, and 1999


                                                                         1997               1998            1999
                                                                         ----               ----            ----

Revenues:
    Direct premiums earned                                            $ 3,514,559        $ 3,532,154     $ 7,891,093
    Assumed premiums earned:
      Affiliate                                                         1,855,739          2,834,855       3,449,178
      Nonaffiliates                                                     5,219,394          6,815,696       8,347,482
                                                                        ---------          ---------     -----------
           Total assumed premiums earned                                7,075,133          9,650,551      11,796,660
                                                                        ---------          ---------      ----------

    Ceded premiums earned:
      Affiliate                                                         1,250,974          2,317,414       3,972,686
      Nonaffiliates                                                       991,611          1,676,677       2,042,216
                                                                       ----------         ----------       ---------
           Total ceded premiums earned                                  2,242,585          3,994,091       6,014,902
                                                                        ---------         ----------       ---------

           Net premiums earned                                          8,347,107          9,188,614      13,672,851
                                                                        ---------          ---------      ----------

    Net investment income                                               1,646,926          2,847,359       2,877,771
    Interest on notes receivable                                          798,139          2,408,908       2,614,572
    Brokerage commission income                                         1,998,923          1,113,843       1,107,497
    Management fees from affiliate                                        601,319            713,528         721,845
    Net realized gains                                                     83,548            443,230         173,605
    Other income                                                            13,874            24,367         920,926
                                                                      ------------        ----------      ----------
           Total revenues                                              13,489,836         16,739,849      22,089,067
                                                                       ----------         ----------      ----------

Expenses:
    Losses and loss adjustment expenses incurred                        4,092,728          5,177,033       6,896,423
    Acquisition expenses                                                2,335,883          1,009,906       1,819,041
    Payroll and related expenses                                        2,371,051          3,500,676       5,032,382
    Other expenses                                                      1,123,629          1,297,229       2,338,231
                                                                        ---------         ----------      ----------
           Total expenses                                               9,923,291         10,984,844      16,086,077
                                                                        ---------         ----------      ----------

           Earnings before income taxes                                 3,566,545          5,755,005       6,002,990

Income taxes                                                              355,531           (199,244)         82,722
                                                                       ----------          ---------       ---------

           Net earnings                                               $ 3,211,014        $ 5,954,249     $ 5,920,268
                                                                        =========          =========       =========

Net earnings per share:

    Basic                                                               $1.08               $1.05           $0.99
                                                                        -----               -----           -----
    Diluted                                                             $1.08               $1.04           $0.98
                                                                        -----               -----           -----

Average number of shares outstanding:

    Basic                                                               2,963,931          5,661,700       6,006,005

    Diluted                                                             2,963,931          5,738,039       6,032,364
                                                                      -----------          ---------       ---------

See accompanying notes to consolidated financial statements.


             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1997, 1998, and 1999


                                                                       1997             1998            1999
                                                                       ----             ----            ----

Common stock - number of shares:

    Balance at beginning of period                                   2,872,830         2,925,230       6,074,770
    Issuance of common shares                                           52,400         3,149,540           2,980
                                                                   -----------         ---------       ---------

    Balance at end of period                                         2,925,230         6,074,770       6,077,750
                                                                   ===========         =========       =========

Common stock:
    Balance at beginning of period                                 $    28,728       $    29,252     $    60,747
    Issuance of common shares                                              524            31,495              30
                                                                   -----------       -----------       ---------
    Balance at end of period                                            29,252            60,747          60,777
                                                                   -----------       -----------       ---------

Additional paid-in capital:
    Balance at beginning of period                                   2,455,034         2,751,789      33,809,141
    Issuance of common shares                                          296,755        31,057,352           1,246
                                                                   -----------       -----------      ----------
    Balance at end of period                                         2,751,789        33,809,141      33,810,387
                                                                   -----------       -----------      ----------

Retained earnings:
    Balance at beginning of period                                  15,540,208        18,751,222      24,705,471
    Net earnings                                                     3,211,014         5,954,249       5,920,268
                                                                   -----------        ----------      ----------
    Balance at end of period                                        18,751,222        24,705,471      30,625,739
                                                                    ----------        ----------      ----------

Accumulated other comprehensive income:

      Balance at beginning of period                                     8,137           308,633         693,934
      Unrealized gain (loss) during the period (net of deferred
        tax benefit (expense) of $(76,157), $(6,236), and
        $180,514, respectively                                         300,496           385,301      (1,982,738)
                                                                   -----------       -----------      -----------
      Balance at end of period                                         308,633           693,934      (1,288,804)
                                                                   -----------       -----------      -----------

Treasury Stock:
    Balance at beginning of period                                           -                 -               -
    Shares purchased                                                         -                 -      (2,169,339)
                                                                   ------------       -----------     -----------
    Balance at end of period                                                 -                 -      (2,169,339)
                                                                   ------------       -----------     -----------

       Total shareholders' equity                                 $ 21,840,896      $ 59,269,293    $ 61,038,760
                                                                    ==========        ==========      ==========



See accompanying notes to consolidated financial statements.

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow

                  Years ended December 31, 1997, 1998, and 1999


                                                                               1997              1998              1999
                                                                               ----              ----              ----

Cash flow from operating activities:

   Net earnings                                                              $ 3,211,014       $ 5,954,249       $ 5,920,268
   Adjustments to reconcile net earnings to net cash provided by
       Realized losses (gains) on sale of investments                            (83,548)         (443,230)         (173,605)
       Amortization of deferred acquisition costs                                650,698           265,586         1,164,590
       Accretion of loan discount                                                      -          (297,871)         (510,636)
       Change in:
         Accrued investment income                                               248,239        (1,660,059)       (1,321,926)
         Premiums receivable                                                  (5,567,376)          612,725        (6,400,977)
         Commissions receivable                                                   45,586            (3,939)           16,621
         Reinsurance recoverable and ceded unearned premiums                  (1,077,334)       (2,154,755)       (6,034,994)
         Due from affiliate                                                       67,893           (20,979)       (1,420,674)
         Prepaid items                                                                 -            (5,644)         (598,893)
         Funds held                                                                    -                 -          (357,509)
         Funds deposited                                                               -                 -           353,407
         Collateral held                                                               -                 -         1,208,976
         Income taxes                                                            (44,529)         (277,646)          (70,127)
         Unpaid losses and loss adjustment expenses                            2,657,079         3,128,934         5,712,763
         Unearned premiums                                                       967,120         1,562,989         5,601,774
         Liability for deductible fees held                                    4,076,532        (3,499,104)         (529,053)
         Ceded premiums payable                                                4,811,440        (1,535,283)        2,356,146
         Due to affiliate                                                        259,192           (76,920)        1,461,476
         Accounts payable and accrued expenses                                  (369,528)        1,285,281          (794,531)
         Other, net                                                             (450,496)         (398,567)          (71,865)
                                                                              ----------         ---------         ---------
                Net cash provided by operating activities                      9,401,982         2,435,767         5,511,231
                                                                              ----------         ---------         ---------

Cash flow from investing activities:

   Purchase of fixed maturities                                              (19,577,784)      (82,199,114)       (9,775,786)
   Purchase of common stocks                                                  (2,078,706)       (3,526,905)       (1,305,656)
   Proceeds from maturity and redemption of fixed maturities                   1,040,956        22,543,671         7,732,263
   Proceeds from sales of fixed maturities                                     9,290,969        41,620,120         4,034,887
   Proceeds from sales of common stock                                         1,749,354         1,129,500         4,467,664
   Proceeds from notes receivable - other                                        215,061                 -                 -
   Proceeds from notes receivable - related parties                              566,841           300,000                 -
   Decrease (increase) in short-term investments                              (1,351,413)         (462,490)       (4,463,471)
   Advances in notes receivable - other                                                -       (10,944,219)       (3,967,511)
   Advances in notes receivable - related parties                                      -                 -        (1,420,000)
   Decrease (Increase) in investment in real estate                                    -                 -        (1,842,983)
   Purchase of fixed assets, net                                                 (57,665)          (16,876)       (1,112,553)
                                                                             -----------       ------------       -----------
                Net cash used in investing activities                        (10,202,387)      (31,556,313)       (7,653,146)
                                                                             -----------       ------------       -----------

Cash flow from financing activities:

   Proceeds from sale of common stock                                            297,279        31,088,847             1,276
   Purchase of treasury stock                                                          -                 -        (2,169,339)
                                                                             ------------       ----------       -----------
                Net cash provided by (used in) financing activities           $  297,279       $31,088,847       $(2,168,063)
                                                                             ------------       ----------       -----------

                Net increase (decrease) in cash                                 (503,126)        1,968,301        (4,309,978)

Cash at beginning of period                                                    3,271,957         2,768,831         4,737,132
                                                                               ---------         ---------         ---------

Cash at end of period                                                        $ 2,768,831       $ 4,737,132         $ 427,154
                                                                               =========         =========          ========

Non cash operating and investing activities:

   Foreclosure on note receivable, including accrued
     interest of $920,120                                                              -                 -       (10,142,897)


Supplemental disclosure of cash flow information:

     Income taxes paid (recovered)                                          $    490,000      $      80,000       $ (217,427)
                                                                             ===========       ============        ==========

     Interest paid                                                          $     54,010       $         -                 -
                                                                             ===========       ============        ==========

See accompanying notes to consolidated financial statements.

             AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                Consolidated Statements of Comprehensive Earnings

                  Years ended December 31, 1997, 1998 and 1999

                                                                                 1997              1998             1999
                                                                                 ----              ----             ----

Net Earnings                                                                $ 3,211,014        $ 5,954,249     $ 5,920,268
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale                      470,427             31,854      (2,282,895)
Reclassification adjustment for realized gains (losses)
   included in net earnings                                                     (93,773)           359,682         119,643
                                                                             ----------          ----------      ----------
Total comprehensive earnings (loss) before taxes                                376,654            391,536      (2,163,252)

Income tax expense (benefit) related to items of comprehensive income            76,157              6,236        (180,514)
                                                                             ----------          ----------      ----------
Other comprehensive earnings (loss) net of income taxes                         300,497            385,300      (1,982,738)
                                                                             ----------          ----------      ----------

Total comprehensive earnings                                                $ 3,511,511       $  6,339,549     $ 3,937,530
                                                                             ==========          ==========      ==========

See accompanying notes to consolidated financial statements.


              AMERICAN SAFETY INSURANCE GROUP, LTD AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                   (Continued)

                        December 31, 1997, 1998 and 1999


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

     (c)  Principles of Consolidation

          The consolidated financial statements include the accounts of American Safety Insurance Group, Ltd., a Bermuda company, American Safety Reinsurance, Ltd.("American Safety Re") formed in January 1998 to serve as the successor for the reinsurance business of American Safety, as a 100%-owned licensed Bermuda insurance company, and American Safety Holdings Corp. ("American Safety Holdings"),
          formed in July 1999 to serve as a 100%-owned insurance and financial services holding company. American Safety Re in turn wholly owns Ponce Lighthouse Properties, Inc. and Harbour Village Realty, Inc. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company ("American Safety Casualty"), a property and casualty insurance company and American Safety Insurance Services, Inc. ("ASI Services"), an insurance management and brokerage company. ASI Services wholly owns the following
          subsidiaries:   Sureco  Bond  Services,  Inc.("Sureco"), a bonding
          agency; Environmental Claims Services, Inc. ("ECSI"),a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc.,which acts as a purchasing group for the placement of business with American Safety Casualty.All significant intercompany balances have been eliminated in consolidation.


(d)      Business Environment

          The following is a description of certain risks facing the Company and its subsidiaries:

          Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by actively writing insurance business in several states, thereby spreading this risk over a large geographic area.

          Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed.

          Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and American Safety Re's sole business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have similar operational structures as American Safety.

          However, because the Internal Revenue Code of 1986, as amended, the Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda insurance subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda insurance subsidiary are considered to be engaged in a United States trade or business, it would be subject to
          (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States. Certain subsidiaries of American Safety are, however subject to U.S. Federal and state income tax, as they are domiciled and conduct business in the United States.

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

     (e)  Investments

          Fixed maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as "held to maturity" and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading" and are reported at fair value, with unrealized gains and losses included in earnings.Fixed maturity and equity securities not classified as either held to maturity or trading are classified as "available for sale" and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a component of accumulated other comprehensive income.

          While it is the Company's intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 1998 and 1999, the Company considered all of its fixed maturity and equity securities as available for sale.

          Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues.

          Investments in real estate are carried at the lower of cost or market plus capitalized development costs.

          The Company owns no on-balance sheet or off-balance sheet derivative instruments.

     (f)  Notes Receivable

          Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. Interest income, loan fees, and deferred loan costs are recognized on an effective yield basis over the life of the loan. The allowance for possible loan losses has been determined based on those losses management considers probable at each reporting date. At December 31, 1997, 1998 and 1999, no allowance was deemed necessary by Company management. Additionally, no loan losses were recognized for the periods then ended.

          The Company ceases the accural of interest on loans when any payment is past 90 days or more. Additionally, the Company assesses loan impairment by comparing the carrying value of such loan, including accrued but unpaid interest at the valuation date to the fair market vaule of collateral held with respect to such loan. Any shortage of fair value over carrying value is first recognized by reversing interest income recognized for the year of impairment and then recognizing any further loss against the allowance for loan losses. At December 31, 1998 and 1999, the Company did not maintain an allowance for loan losses as it believes that the vaule of collateral held is sufficient to preclude any losses. For the years ended December 31, 1997, 1998, and 1999 the Company did not incur any losses in its secured notes receivable portfolio.

     (g)  Recognition of Premium Income

          General liability premiums are primarily assumed from American Safety Risk Retention Group, Inc. ("American Safety RRG"), a nonsubsidiary affiliate. General liability premiums are estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due. General liability, surety, commercial auto, other commercial lines and workers' compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

     (h)  Brokerage Commission Income

          Brokerage commissions on business produced by Sureco are recognized as income when the related insurance policies are underwritten. Commissions on business produced by ASI Services are recognized as the related insurance premiums are written. For ASI Services produced business which remains in the consolidated group, any commissions recognized are eliminated in consolidation or otherwise recognized in revenue consistent with the recognition of premiums earned.

     (i)  Management Fees from Affiliate

          The program management agreement between American Safety RRG and ASI Services provided for payment of a monthly program management fee, a managing general agency commission, producing agent commissions, reimbursement for marketing expenses actually incurred, and reimbursement for loss control expenses actually incurred plus a 20% fee. The level of program management fees are designed to reimburse the Company for the allocable share of expenses incurred in managing the American Safety RRG program. The fees are earned as expenses are incurred.

     (j)  Deferred Policy Acquisition Costs

          The  costs  of   acquiring   business,   primarily   commissions   and
          underwriting expenses, are deferred (to the extent they are recoverable from future premium income) and amortized to earnings in relation to the amount of premiums earned. If necessary, investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Deferred revenue results when reinsurance ceding commissions received exceed the related deferred acquisition costs for direct and assumed business. At December 31, 1998, the net deferred revenue balance was included in accounts payable.

          An analysis of deferred policy acquisition costs (deferred revenue) follows:


                                                                        Years ended December 31,
                                                                        ------------------------
                                                                     1997          1998         1999
                                                                     ----          ----         ----

                      Balance, beginning of period               $  121,671   $   92,870      (60,205)
                      Acquisition costs deferred                    621,897      112,511    1,499,496
                      Amortized during the period                  (650,698)    (265,586)  (1,164,590)
                                                                   --------     ---------  ----------

                      Balance, end of period                      $  92,870   $  (60,205)  $  274,701
                                                                   ========     =========   =========

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

     (n)  Reinsurance

          Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

     (o)  Goodwill

          On April 2, 1993, American Safety Casualty exchanged 8% of its common shares for 100% of the common stock of ASI Services. The goodwill created in this transaction is being amortized ratably over 20 years. Accumulated amortization was $105,941 at December 31, 1998 and $123,713 at December 31, 1999.

     (p)  Net Earnings Per Share

          Basic EPS and diluted EPS are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic
          EPS) plus dilutive shares subject to stock options ( diluted EPS).

          As shown on the accompanying consolidated statement of earnings, basic EPS and diluted EPS for the year ended December 31, 1997 do not differ from one another as all options were issued within a one-year period of the initial public offering and, in accordance with guildlines of the Securities and Exchange Commission, the options shares have been treated as being outstanding for all reported periods using the treasury stock method.

                       Earnings per share are as follows:

                                                                      1997                1998               1999
                                                                      ----                ----               ----

             Weighted average shares outstanding                    2,963,931          5,661,700           6,006,605
             Shares attributable to stock options                           -             76,339              25,759
                                                                    ----------         ---------           ---------
             Weighted average common and common equivalents         2,963,931          5,738,039           6,032,364
                                                                    =========          =========           =========
             Earnings per share:
                Basic                                                   $1.08              $1.05               $0.99
                Diluted                                                 $1.08              $1.04               $0.98

     (q)  Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date for SFAS 133 to years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. Because the Company has no derivative instruments, the Company expects that adoption of SFAS No. 133 will have an immaterial impact on the Company's consolidated financial position and results of operations.

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

     (r)  Reclassifications

          Certain items in the prior periods' financial statements have been reclassified to conform with the 1999 presentation.

(2)  Investments

          Net investment income is summarized as follows:


                                                                     Years ended December 31,
                                                                     ------------------------
                                                                     1997            1998           1999
                                                                     ----            ----           ----

                Fixed maturities                                 $ 1,458,262       $ 2,571,518    $ 2,449,362
                Equity securities                                     38,936            34,301          1,507
                Short-term investments and cash                      218,072           360,542        422,173
                                                                   ---------        ----------    -----------
                                                                   1,715,270         2,966,361      2,873,042
                Less investment expenses                              68,344           119,002         (4,729)
                                                                   ---------        ----------    -----------

                         Net investment income                   $ 1,646,926       $ 2,847,359    $ 2,877,771
                                                                   =========         =========    ===========

       Realized and unrealized gains and losses were as follows:


                                                                           Years ended December 31,
                                                                           ------------------------
                                                                     1997            1998           1999
                                                                     ----            ----           ----
                 Realized gains:
                     Fixed maturities                              $ 88,438         $ 457,066     $  16,608
                     Equity securities                                    -                 -       124,637
                     Real estate                                          -                 -        53,962
                                                                    -------         ---------     ---------
                          Total gains                                88,438           457,066       195,207
                                                                    -------         ---------     ---------

                 Realized losses:
                     Fixed maturities                                (4,890)          (13,836)      (17,171)
                     Equity securities                                    -                 -        (4,431)
                                                                   --------         ---------     ----------
                          Total losses                               (4,890)          (13,836)      (21,602)
                                                                  ---------           --------    ----------

                          Net realized gains (losses)             $  83,548          $443,230     $ 173,605
                                                                   ========           =======     =========

                 Changes in unrealized gains (losses):

                     Fixed maturities                              $367,598          $387,179   $(2,144,359)
                     Equity securities                                9,056             4,357       (18,893)
                                                                   --------           -------   ------------

                          Net unrealized gains (losses)            $376,654          $391,536   $(2,163,252)
                                                                    =======           =======   ============

          At December 31, 1998 and 1999, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity except, U.S. government and government agency securities.

          The amortized cost and estimated fair values of investments at December 31, 1998 and 1999 are as follows:


                                                                                                            Amount

                                                                    Gross        Gross                     at which
                                                    Amortized     unrealized   unrealized   Estimated    shown in the
                                                       cost         gains        losses     fair value  balance sheet
                                                       ----         -----        ------     ----------  -------------

       December 31, 1998:
          Securities available for sale:
            Fixed maturities:
              U.S. Treasury securities and
                obligations of U.S. Government
                corporations and agencies           $13,365,480  $  332,997   $  50,997   $13,647,480    $ 13,647,480
              Obligations of states and political
                subdivisions                          6,465,377     284,486       1,179     6,748,684       6,748,684
              Corporate securities                   19,688,443     364,650      53,841    19,999,252      19,999,252
              Mortgage-backed securities              5,008,835       7,820     103,745     4,912,910       4,912,910
                                                     ----------    --------     -------    ----------      ----------
                     Total fixed maturities          44,528,135     989,953     209,762    45,308,326      45,308,326

            Equity investments - common stocks        3,439,710      23,962      10,549     3,453,123       3,453,123
                                                     ----------      ------      ------     ---------     -----------

              Total                                 $47,967,845 $ 1,013,915    $220,311   $48,761,449    $ 48,761,449
                                                     ==========   =========    ========    ==========      ==========

       December 31, 1999:
          Securities available for sale:
            Fixed maturities:
              U.S. Treasury securities and
                obligations of U.S. Government
                corporations and agencies         $17,475,473   $         -  $  624,997  $ 16,850,476  $ 16,850,476
              Obligations of states and political
                subdivisions                        6,526,137        38,835     104,972     6,460,000     6,460,000
              Corporate securities                 14,623,165         2,427     519,015    14,106,577    14,106,577
              Mortgage-backed securities            3,433,949           209     156,655     3,277,503     3,277,503
                                                   ----------     ---------   ---------    ----------    ----------
                     Total fixed maturities        42,058,724        41,471   1,405,639    40,694,556    40,694,556

            Equity investments - common stocks        169,448             -       5,480       163,968       163,968
                                                   ----------     ---------   ---------    ----------    ----------

              Total                               $42,228,172    $   41,471  $1,411,119   $40,858,524   $40,858,524
                                                   ==========     =========   =========    ==========    ==========

       The amortized cost and estimated fair values of fixed maturities at December 31, 1999, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                           Amortized          Estimated
                                                              cost            fair value

       Due in one year or less                           $     350,000       $     350,000
       Due after one year through five years                22,079,423          21,511,955
       Due after five years through ten years               13,145,307          12,774,373
       Due after ten years                                   3,050,045           2,780,726
       Mortgage-backed securities                            3,433,949           3,277,502
                                                            ----------          ----------

                Total                                      $42,058,724         $40,694,556
                                                            ==========          ==========

       Bonds with an amortized cost of $4,272,797 and $6,232,836 were on deposit with insurance regulatory authorities at December 31, 1998 and 1999 in accordance with statutory requirements.

(3)    Investment in Real Estate

     The Company's investment in real estate is comprised of 173 acres of property in the Ponce Inlet, Florida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate.

     Throughout 1999 it was the Company's intent to sell the property and the Company negotiated with a potential purchaser who was interested in developing the property. During the negotiation period, the Company agreed to manage the property development on the potential purchaser's behalf, as it was in the Company's and the potential purchaser best interest to continue the development of the property. Consequently, the Company incurred additional capitalizable development costs of approxiametly $2.5 million during 1999.

     On February 17, 2000 the Company was informed that the potential purchaser was unable to secure acceptable construction financing terms and requested an extension of time to seek other financing. The Company denied the potential purchaser's request and has decided to develop the property for its own account.

     During 1999, the Company recognized $360,000 in property management fees for the management of the property during the due diligence period on behalf of the potential purchaser and applied $140,000 in nonrefundable earnest monies against the carrying value of its investment in real estate. See note 11 for contingencies relating to the financing requirements of this development.


(4)    Notes Receivable

       As of December 31, 1999, other notes receivable consists of nine notes which are secured by real and personal property and various corporate and personal guarantees. These notes bear interest rates ranging from 9.00% to 25.0% and are payable on various dates.

       As of December 31, 1999, there are no delinquent note payments and no losses have been incurred on the Company's notes receivable for any period presented herein.

(5)    Financial Instruments

       The carrying amounts for short-term investments, cash, premiums receivable, commissions receivable, accrued investment income, liability for deductible fees held, ceded premiums payable, funds held, collateral held and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

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

       During  1998,  notes  receivable  are  with  affiliated  individuals  and unaffiliated entities. Of the eight notes receivable at December 31, 1998, six have values which approximate fair values. These notes have maturity dates in 1999 and 2000 or have minimal outstanding principal balances at December 31, 1998. The carrying value and approximate fair value of these remaining loans at December 31, 1998, assuming a market interest rate of prime plus 1% (9-1/2%), are $12,979,257 and $14,324,000, respectively.

       During 1999, notes receivable are with affiliated individuals and unaffiliated entities. Of the eleven notes receivable at December 31, 1999, all have fair values which approximate market values, and have maturity dates in 2000 and 2001.

(6)    Reinsurance

       General Liability

       Effective January 1, 1999, the Company entered into three Excess of Loss Reinsurance treaties with Signet Star Reinsurance Company, Terra Nova Insurance Company, Lloyds of London, and Zurich-American Insurance Group (the "Reinsurers") for the Company's general liability lines of business. The treaties provide $750,000 excess $250,000 and $4 million excess $1 million, and $10 million excess $5 million of coverage to the Company on a 100% basis. The treaties also provide reinsurance coverage beginning at $100,000 for occupational disease, cumulative trauma, employers' liability and "action over" claims.

                                     COVERAGE LAYER--$10,000,000 X $5,000,000

       Lloyd's of London                                   77.5%
       Terra Nova Insurance Company                        12.5
       Signet Star Reinsurance Company                     10.0
                                                          ------
                                                          100.0%

                                     COVERAGE LAYER--$4,000,000 X $1,000,000

       Lloyd's of London                                   50.0%
       Signet Star Reinsurance Company                     20.0
       Zurich American Insurance Group                     20.0
       Terra Nova Insurance Company                        10.0
                                                          ------
                                                          100.0%

                                       COVERAGE LAYER--$750,000 X $250,000

       Signet Star Reinsurance Company                    100.0%

                                          COVERAGE LAYER--$0-$250,000(1)

       American Safety Reinsurance, Ltd.                   42.0%
       American Safety RRG                                 30.0
       American Safety Casualty                            28.0
                                                         ------
                                                          100.0%

     (1) The above percentages are after American Safety RRG retains the first $100,000 in the aggregate.

       Workers' Compensation

       The Company assumes workers' compensation business from Legion Insurance Company('Legion'). This business is produced by ASI Services, which bills and collects the premiums on behalf of Legion and remits net of its agent's commissions. Legion then deducts its expenses for the program as well as 10% of the premium to deposit in its loss fund. The balance of the premium is ceded to American Safety Casualty. Legion uses the 10% loss fund to pay claims, and when this fund is extinguished, Legion cedes to American Safety Casualty. American Safety Casualty has a 50% quota share arrangement between itself and American Reinsurance, Ltd. Pursuant to the arrangement with Legion Insurance Company, the Company's exposure is limited to $250,000 per occurrence and a 70% aggregate stop-loss ratio percentage. As discussed above in "General Liability", the generalliability treaties also provide occupational disease, cumulative trauma, and employers' liability coverage up to $100,000 for this program as well.

     Thefollowing table depicts the income statement effects to the Company from its arrangement with Legion Insurance Company:

                                                                               Years
                                                                               ended
                                                                              December
                                                                                 31,

                                                                 1997           1998           1999
                                                                 ----           ----           ----
                                                                           (In thousands)

       Premiums assumed                                        $   5,171      $    6,017    $    7,391
       Premiums ceded                                                 27             124             -
       Net premiums - earned                                       5,144           5,893         7,391
       Loss and LAE incurred                                       3,582           4,552         5,845
       Commissions                                                   970           1,312         1,686
       Loss control                                                    3               -             -

     The following table depicts the balance sheet effects to the Company from its arrangement with Legion Insurance Company:

                                                                              December 31,
                                                                   -------------------------------
                                                                   1997         1998          1999
                                                                   ----         ----          ----
                               Assets                                      (In thousands)
                               ------

       Premium receivable                                        $   765       $  1,485       $2,174

                             Liabilities
                             -----------

       Unpaid loss and LAE                                         4,922          7,066        7,856
       Unearned premiums                                             803            732          989
       Reinsurance payable on paid loss and LAE                      333            636        1,420

     Surety

     Effective January 1, 1999, the Company entered into three excess of loss reinsurance treaties with Signet Star Reinsurance Company, Terra Nova Insurance Company, Lloyds of London, and Zurich-American Insurance Group (the "Reinsurers") for the Company's surety line of business. The treaties provide per bond and per principal reinsurance of $750,000 excess $250,000, $4 million excess $1 million, and $10 million excess $5 million of coverage to the Company on a 100% basis. American Safety Casualty also has a 50% quota share arrangement between itself and American Safety Reinsurance, Ltd.

                                     COVERAGE LAYER--$10,000,000 X $5,000,000

       Lloyd's of London                                     77.5%
       Terra Nova Insurance Company                          12.5
       Signet Star Reinsurance Company                       10.0
                                                             ----

                                                            100.0%

                                     COVERAGE LAYER--$4,000,000 X $1,000,000

       Lloyd's of London                                     50.0%
       Signet Star Reinsurance Company                       20.0
       Zurich American Insurance Group                       20.0
       Terra Nova Insurance Company                          10.0
                                                            ------

                                                            100.0%

                                       COVERAGE LAYER--$750,000 X $250,000

       Signet Star Reinsurance Company                      100.0%

                                           COVERAGE LAYER--$0-$250,000

       American Safety Reinsurance, Ltd.                     50.0%
       American Safety Casualty                              50.0
                                                            -----

                                                            100.0%

     The approximate effect of reinsurance on the financial statement accounts listed below is as follows:


                                                                      Years ended December 31,
                                                                 ----------------------------------
                                                                1997           1998             1999
                                                                ----           ----             ----
                                                                          (In thousands)

       Written premiums:
           Direct                                             $ 4,060       $   4,603         $12,086
           Assumed                                              7,501          10,136          13,203
           Ceded                                               (2,590)         (5,087)         (8,864)
                                                               -------          ------         -------

                  Net                                         $ 8,971        $  9,652         $16,425
                                                                =====           =====          ======

       Earned premiums:
           Direct                                             $ 3,515       $   3,532         $ 7,891
           Assumed                                              7,075           9,651          11,797
           Ceded                                               (2,243)         (3,994)         (6,015)
                                                              --------         -------         -------

                  Net                                         $ 8,347        $  9,189         $13,673
                                                                =====           =====          ======

       Losses and loss adjustment expenses incurred:

           Direct                                             $   574       $     928         $ 4,800
           Assumed                                              4,125           5,095           6,045
           Ceded                                                 (606)           (846)         (3,949)
                                                                ------          ------         -------

                  Net                                         $ 4,093        $  5,177         $ 6,896
                                                                =====           =====           =====

       Unpaid loss and loss adjustment expenses:

           Direct                                             $   872       $   1,749         $ 5,638
           Assumed                                             10,700          12,952          14,775
           Ceded                                                 (779)         (1,841)         (6,065)
                                                               -------         -------         -------

                  Net                                         $10,793        $ 12,860         $14,348
                                                               ======          ======          ======




(7)    Income Taxes

     Total income tax (benefit) for the years ended December 31, 1997, 1998 and 1999 were allocated as follows:

                                                                         Years ended December 31,
                                                                       --------------------------
                                                                    1997          1998             1999
                                                                    ----          ----             ----

            Tax expense (benefit) attributable to:
               Income from continuing operations                  $ 355,531  $   (199,244)         82,722
               Unrealized gains (losses) on
                  securities available for sale                      76,157         6,236        (180,514)
                                                                   --------     ----------       ---------

                           Total                                  $ 431,688   $  (193,008)      $ (97,792)
                                                                   ========      =========       =========

     U.S. Federal and state income tax expense from continuing operations consists of the following components:

                                                               Current        Deferred         Total

          December 31, 1997                                       462,164      (106,633)        355,531
          December 31, 1998                                       (39,850)     (159,394)       (199,244)
          December 31, 1999                                       272,484      (l89,762)         82,722

       The state income tax components aggregated $6,884, $(74,698) and $93,627 for the years ended December 31, 1997, 1998 and 1999, respectively.

       Income tax expense for the years ended December 31, 1997, 1998 and 1999 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                               1997           1998            1999
                                               ----           ----            ----

Expected income tax expense                 $ 1,212,625   $ 1,956,701      $2,041,017
Foreign earned income not subject to
Tax-exempt interest                             (57,945)      (89,706)        (77,895)
State taxes and other                            34,576       (31,793)        147,952
                                             ----------    -----------        -------

                                            $   355,531   $  (199,244)     $   82,722
                                             ==========    ===========        =======

       Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                               December 31,
                                                          1998              1999

Deferred tax assets:
    Loss reserve discounting                           $ 370,607         $ 509,011
    Unearned premium reserves                             65,989           185,459
    Deferred revenue                                      36,129                 -
    Unrealized loss on securities                              -            80,844
                                                         -------           -------
           Gross deferred tax assets                     472,725           775,314
                                                         -------           -------

Deferred tax liabilities:
    Deferred acquisition costs                                 -            42,087
    Unrealized gain on securities                         99,670                 -
    Other                                                 10,104                 -
                                                         -------         ---------
           Gross deferred tax liabilities                109,774            42,087
                                                         -------         ---------

           Net deferred tax asset                      $ 362,951         $ 733,227
                                                         =======         =========

     A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized.

(8)  Insurance Accounting

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

     The Company is in the process of determining the impact of Codification on its financial statements.

     The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1997, 1998, and 1999 were $21,840,896, $59,269,293 and $61,038,760, respectively, and the amounts required to be maintained by the Company were $1,618,885, $1,928,938 and $2,350,928, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution.

     As reported in American Safety Casualty's 1999 annual statement, the statutory capital and surplus of American Safety Casualty approximated $10,636,000. The maximum amount of dividends which can be paid, without prior written approval of the Commissioner of Insurance of the State of Delaware, is limited to the greater of 10% of surplus as regards policyholders or net income, excluding realized capital gains, of the preceding year. Accordingly, American Safety Casualty can pay dividends in 2000 of approximately $1,063,600.

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

(9)  Related Party and Affiliate Transactions

     The Company has entered into reinsurance agreements with two companies, Intersure Reinsurance Company ("Intersure Re") and Omega Reinsurance Company ("Omega Re"), both of which are owned and controlled by certain officers of the Company, in order to provide limits of coverage not readily available in the commercial marketplace. Reinsurance premiums ceded and earned aggregated $430,000, $368,000 and $206,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Additionally, Intersure was granted an option to purchase common shares of American Safety at an option price approximating fair value at the date of the grants. See note 12.

     ASI Services, American Safety's underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 1996 and expires on February 28, 2001. The Company pays base annual rent of $282,401 plus an annual increase based on the consumer price index of at least 4%.

     The Company has two outstanding loans to employees totaling $1.7 million at December 31, 1999. As of March 3, 2000, $1.53 million of these loans have been paid. The interest rates on these loans approximates market rates.

     The following tables reconcile the income statement effects to the Company from American Safety RRG:

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                     1997                 1998          1999
                                                                     ----                 ----          ----
                                                                                    (In thousands)


       Assumed premiums from American Safety RRG                     $ 1,856             $ 2,835      $ 3,449
       Ceded premiums to American Safety RRG                           1,251               2,318        3,973
                                                                       -----               -----        -----
                  Net premiums earned                                    605                 517         (524)

       Management fee                                                    601                 714          722
       Loss control                                                       58                  73           75
       Brokerage commission income                                       908                 634        1,080
                                                                     -------                 ---        -----

                  Total revenues                                     $ 2,172             $ 1,938      $ 1,353
                                                                      ======               =====        =====

       Loss and LAE incurred                                        $    405             $   346      $   181
                                                                      ======               =====        =====

     For the years ended December 31, 1997, 1998, and 1999, ASI Services and ECSI received fees from American Safety RRG for risk management, claims administration and other management services. ASI Services also recognized brokerage commission income from American Safety RRG.

     The following table depicts the balance sheet effects to the Company from American Safety RRG:

                                                                                      December 31,
                                                                                      ------------
                                Assets                                 1997                1998               1999
                                ------                                 ----                ----               ----

        Due from affiliate                                           $  288,951         $  668,074          $  2,088,748

                              Liabilities

        Unpaid loss and LAE                                           5,886,030          5,491,731             6,541,918
        Unearned premium                                                590,269          1,028,600             2,114,813
        Ceded premiums payable                                          217,062            201,778             1,636,207
        Reinsurance payable on paid loss
            and LAE                                                      41,085             82,853                79,198

(10) Segment Information

        Factors used to identify the Company's reportable segments

          The Company's United States and Bermuda operating segments were identified by management as separate operating segments based upon the regulatory environments of each of these countries. Significant differences exist under United States and Bermuda law concerning the regulation of insurance entities, including differences in: types of permissible investments, minimum capital requirements, solvency monitoring, pricing, corporate taxation, etc.

        Products and services from each reportable segment

          The Company is a specialty insurance holding company which, through its United States and Bermuda operating segments, develops, underwrites,  manages  and  markets  primary  casualty  insurance  and reinsurance programs in the alternative insurance market for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

       Information about segment profit or loss and assets

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                   1997           1998         1999
                                                                                   ----           ----         ----
                                                                                           (In thousands)

       United States

       Net premiums earned - All other                                          $ 2,456          $ 4,857      11,174
       Net premiums earned - Intersegment                                         2,413             (416)     (4,082)
       Net investment income and interest on notes receivable                       737              817         807
       Other revenues                                                             2,720            2,079       3,115
       Total revenues                                                             8,326            7,337      11,014
       Interest expense                                                               -                -           -
       Depreciation and amortization expense                                         89               90         126
       Equity in net earnings of subsidiaries                                         -                -         437 *
       Income taxes                                                                 356             (199)         83
       Segment profit (loss)                                                        759              (30)        (45)
       Significant noncash items other than depreciation
       Property, plant and equipment                                                169              186         393
       Total investments                                                         14,716           15,678      19,469
       Total assets                                                              25,621           29,304      48,653
       Total policy and contract liabilities                                      7,577           12,541      23,428
       Total liabilities                                                         15,677           19,375      39,120
    * Represents earnings during 1999 prior to transfer of American Safety Casualty from Bermuda segment to the U.S. segment in August 1999

       Bermuda

       Net premiums earned - All other                                            5,891            4,332       2,499
       Net premiums earned - Intersegment                                        (2,413)             416       4,082
       Net investment income and interest on notes receivable                     1,708            4,439       4,686
       Other revenues                                                                84              437         327
       Total revenues                                                             5,270            9,624      11,594
       Interest expense                                                              44                -           -
       Depreciation and amortization expense                                          -                -          12
       Equity in net earnings of subsidiaries                                       759            2,116       2,713
       Income taxes                                                                   -                -           -
       Segment profit                                                             2,452            5,984       5,965
       Significant noncash items other than depreciation
       Property, plant and equipment                                                  -                -         841
       Total investments                                                         24,569           58,544      53,676
       Total assets                                                              36,313           87,309      93,022
       Total policy and contract liabilities                                     13,729           11,193      12,262
       Total liabilities                                                         14,472           14,794      15,979

                                                                                              December 31,
                                                                                              ------------
                                                                                      1997       1998        1999
                                                                                      ----       ----        ----
                                                                                             (In thousands)

       Intersegment Eliminations

       Net premiums earned - All other                                               $     -  $        - $        -
       Net premiums earned - Intersegment                                                  -           -          -
       Net investment income and interest on notes receivable                              -           -          -
       Other revenues                                                                    (106)      (221)      (519)
       Total revenues                                                                    (106)      (221)      (519)
       Interest expense                                                                     -          -          -
       Depreciation and amortization expense                                                -          -          -
       Equity in net earnings of subsidiaries                                            (759)    (2,116)    (3,150)
       Income taxes                                                                         -          -          -
       Segment profit (loss)                                                                -          -          -
       Significant noncash items other than depreciation
       Property, plant and equipment                                                        -          -          -
       Total investments                                                               (9,944)   (23,174)   (25,536)
       Total assets                                                                   (14,266)   (30,465)   (37,321)
       Total policy and contract liabilities                                           (3,326)    (4,561)    (5,732)
       Total liabilities                                                               (4,322)    (7,291)   (11,784)

       Total

       Net premiums earned - All other                                                  8,347      9,189     13,673
       Net premiums earned - Intersegment                                                   -          -          -
       Net investment income and interest on notes receivable                           2,445      5,256      5,493
       Other revenues                                                                   2,698      2,295      2,923
       Total revenues                                                                  13,490     16,740     22,089
       Interest expense                                                                    44          -          -
       Depreciation and amortization expense                                               89         90        138
       Equity in net earnings of subsidiaries                                               -          -          -
       Income taxes                                                                       356       (199)        83
       Total  profit (loss)                                                             3,211      5,954      5,920
       Significant noncash items other than depreciation
       Property, plant and equipment                                                      169        186      1,234
       Total investments                                                               29,341     51,048     47,609
       Total assets                                                                    47,668     86,148    104,354
       Total policy and contract liabilities                                           17,980     19,173     29,958
       Total liabilities                                                               25,827     26,878     43,315

(11) Commitments and Contingencies

     At December 31, 1998 and 1999, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Commissioner of Banking, Insurance, and Securities. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

     In March 2000, the Company announced plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"). Harbour Village was acquired by the Company through foreclosure in April 1999, has been under management throughout 1999. It is anticipated that Harbour Village will develop in three phases over a three to five year period. The Company intends to borrow under a revolving bank credit facility in order to construct in sequence the three phases of Harbour Village. The Company anticipates construction costs for the entire project to be in excess of $160 million. The Company anticipates that approximately $34 million we be required for construction of Phase I. The company is in the process of negotiating with a third party lender for a revolving line of credit in order to begin Phase I construction. The Company believes that it will be able to obtain a bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of Harbour Village during the first 24 months of development.



  (12)  Liability  for  Unpaid  Loss  and  Loss
     Adjustment Expenses
     Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                   Years ended December 31,
                                                                                   ----------- ------------
                                                                           1997              1998             1999
                                                                           ----              ----             ----
                                                                                         (In thousands)

       Unpaid loss and loss adjustment expenses, January 1                 $ 8,914          $11,572           $14,701
       Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                  45              779             1,841
                                                                            ------           ------            ------
               Net unpaid loss and loss adjustment
                    expenses, January 1                                      8,869           10,793            12,860
                                                                            ------           ------            ------
       Incurred related to:
          Current year                                                       3,112            4,383             7,449
          Prior years                                                          981              794              (553)
                                                                            ------           ------            ------
                  Total incurred                                             4,093            5,177             6,896
                                                                             -----            -----             -----

       Paid related to:
          Current year                                                         342              103             1,707
          Prior years                                                        1,827            3,007             3,701
                                                                             -----            -----             -----
                  Total paid                                                 2,169            3,110             5,408
                                                                             -----            -----             -----

                  Net unpaid losses and loss adjustment
                    expenses at end of period                               10,793           12,860            14,348

       Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                 779            1,841             6,065
                                                                             -----            -----             -----
                  Unpaid loss and loss adjustment end
                     expenses at of period                                 $11,572          $14,701           $20,413
                                                                            ======           ======            ======

     The negative development in 1997 and 1998 is attributable to the Company's workers' compensation line of business. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends. In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses. The positive development in 1999 is attributable to improved experience on workers compensation and general liability lines of business.

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

(13) Stock Options

     The following table summarizes stock option activity:

                                                                                  Weighted
                                                                  Option           average
                                                                  shares       exercise price

                1998 activity:
                    Granted                                       347,500       $  11.00
                    Exercised                                     (44,540)          5.96
                    Canceled                                      (22,000)         11.00
                                                                  --------         -----

                Outstanding at December 31, 1998                  451,181           9.86


                1999 activity:
                    Granted                                       106,500           9.50
                    Canceled                                      (15,250)             -
                                                                  --------         -----

                Outstanding at December 31, 1999                  542,431       $   9.78
                                                                  =======           ====

     Of the 542,431 outstanding options at December 31, 1999, 232,348 were exercisable. Of the 451,181 outstanding options at December 31, 1998, 125,681 were exercisable. The remainder vest evenly over a three year period.

     The following table summarizes information about stock options outstanding at December 1, 1999

                                                 Options outstanding            Options exercisable

                                           Weighted

                                           average         Weighted                                    Weighted
            Range of         Number       remaining        average                      Number         average
        exercise prices   outstanding  contractual life exercise price  Grant Year    exercisable   exercise price
        ----------------  -----------  ---------------- --------------  ----------    -----------   --------------

            $  5.96             51,090        2.18         $  5.96           1997         51,090       $  5.96
               7.08             65,500        2.75            7.08           1997         65,500          7.08
              11.00              9,091         .25           11.00           1997          9,091         11.00
              11.00            320,000        8.13           11.00           1998        106,667         11.00
              9.50              96,750        9.13            9.50           1999              -          9.50
                                ------                                                   ------

           5.96-11.00          542,431        6.97            9.78                       232,348          8.78
           ==========          =======        ====            ====                       =======          ====

     Had compensation cost for the Company's stock options granted in 1998 and 1999 been determined using the fair-value-based method as described in SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma amounts indicated below:

                                                        December 31, 1997             December 31, 1998        December 31, 1999
                                                        -----------------             -----------------        -----------------
                                                                                  (In thousands, except
                                                                                    per share amounts)
       Net earnings:
           As reported                                  $     3,211                          $ 5,954               $ 5,920
           Effect of stock options                              217                              418                   736
                                                              -----                            -----                 -----

                  Pro forma net earnings                $     2,994                          $ 5,536              $  5,184
                                                              =====                            =====                 =====

       Net earnings per share:
           As reported                                  $      1.08                          $  1.04              $    .98
           Effect of stock options                             0.07                              .07                   .12
                                                               ----                            -----                 -----

                  Pro forma net earnings per share      $      1.01                          $   .97              $    .86
                                                               ====                             ====                  ====

     The fair value of each option granted during 1998 and 1999 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; expected volatility of 0.0% and 37.87%,in 1998 and 1999 respectively; risk-free interest rate of 5.44%; and expected life from the vesting dates ranging from 0.50 years to 10.00 years.

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The provisions of SFAS No. 123 are applicable prospectively. The Company expects to grant additional awards in future years. The Company granted options in 1998 and 1999 at an amount deemed to be fair market value at the date of grant.

(14) Litigation

     The Company is a defendant in various litigation matters considered to be in the normal course of business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company's financial statements.

(15) Shareholder Matters

     The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of 3,105,000 common shares (including the underwriters' over-allotment option). Such registration became effective February 12, 1998. Proceeds to the Company pursuant to the initial public offering described above aggregated approximately $31.8 million.

(16) Subsequent Events

     During 1999, the Company negotiated a sales contract with a potential purchaser of Harbour Village. During February 2000, the sale failed to close, and the Company decided to proceed with development of the project.

     During March 2000, the Company completed the acquisition of Trafalgar Insurance Company, an excess and surplus lines carrier for $16.3 million of which $1.2 million is attributable to goodwill.