Form 10-Q
period 2000-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2000-05-16
CIK 783603

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

Commission File Number 1-14795


                     AMERICAN SAFETY INSURANCE GROUP, LTD.
             (Exact name of Registrant as specified in its charter)


     Bermuda                                                     Not Applicable
 (State or other                                                (I.R.S. Employer
   jurisdiction                                                  Identification
of incorporation)                                                     No.)

                                44 Church Street

                                 P.O. Box HM2064
                             Hamilton HM HX, Bermuda
               (Address, zip code of principal executive offices)

                                 (441) 296-8560
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on May 4, 2000 was 5,377,750.

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                      Page

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................1
Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........14
Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....22

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................23
Item 2.  Changes in Securities and Use of Proceeds.......................23
Item 3.  Defaults Upon Senior Securities.................................23
Item 4.  Submission of Matters to a Vote of Security Holders.............24
Item 5.  Other Information...............................................24
Item 6.  Exhibits and Reports on Form 8-K................................24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                              American Safety Insurance Group, Ltd. and Subsidiaries
                                            Consolidated Balance Sheets

                                 Assets                            December 31,           March 31,
                                 ------
                                                                       1999                 2000
                                                                       ------               -----
                                                                        (unaudited)
Investments:
     Securities available for sale, at fair value:

          Fixed maturities                                           $40,694,556       $41,698,000
          Common stock                                                   163,968           448,126

         Investment in real estate                                    12,039,842        13,108,823
         Short-term investments                                        6,679,791         4,501,047
                                                                     -----------       -----------
                  Total investments                                   59,648,157        59,755,996

Cash                                                                     427,154        10,959,574
Accrued investment and interest income                                 2,783,663         3,042,702
Notes receivable:
         Related parties                                               1,700,000           170,000
         Other                                                        11,255,264        12,077,056

Premiums  receivable                                                  12,239,544        13,209,317
Commissions  receivable                                                    5,948            11,650
Funds on deposit                                                         353,407           364,730
Ceded  unearned premium                                                4,591,075         6,017,401
Reinsurance  recoverable                                               6,065,502         7,041,049
Due from  affiliate                                                    2,088,748         2,163,525
Income  tax  recoverable                                                       -           113,850
Deferred income taxes                                                    733,227         2,151,027
Deferred Acquisition Costs                                               274,701           631,444
Property, plant and equipment                                          1,234,294         1,298,493
Prepaid Items                                                            604,537           573,731
Goodwill                                                                 234,467         1,619,290
                                                                         113,846         1,612,522
Other assets                                                        ------------      -------------
                  Total assets                                      $104,353,534      $122,813,357
                                                                     ===========       ===========
         Liabilities and Shareholders' Equity
Liabilities:
     Unpaid losses and loss adjustment expenses                     $ 20,413,236      $ 21,536,250
     Unearned premiums                                                 9,496,342        12,862,201
     Reinsurance on paid loss and loss adjustment expenses             1,419,536           853,088
     Reinsurance deposits on retroactive contract                         48,375             7,361
     Ceded premiums payable                                            6,739,068         8,885,511
     Due to affiliate:
          Ceded premiums payable                                       1,636,207         1,922,658
          Reinsurance  on paid  loss and  loss  adjustment
              expenses                                                    79,198           135,692
     Accounts payable and accrued expenses                             1,893,470         3,455,448
     Funds held                                                          357,509           453,243
     Loan payable                                                              -        11,648,855
     Collateral held                                                   1,208,976           925,939
     Income tax payable                                                   22,857                 -
                                                                      ----------       ------------
                  Total liabilities                                   43,314,774        62,686,246
                                                                      ----------       ------------


 Shareholders' equity:
         Preferred  stock,  $0.01 par value;  authorized
           5,000,000  shares;  no shares issued and outstanding                -                  -
         Common stock, $0.01 par value; authorized 15,000,000
           shares;issued and outstanding at December 31, 1999,
           6,077,750shares, and at March 31, 2000, 6,277,750
           shares                                                         60,777             62,777
         Additional paid-in capital                                   33,810,387         35,133,387
         Retained earnings                                            30,625,739         28,676,986
         Accumulated other comprehensive income, net                 (1,288,804)          (911,581)
         Treasury Stock, 300,000 shares at December 31, 1999
           and 401,225 shares at March 31, 2000                      (2,169,339)        (2,834,458)
                                                                     -----------       ------------
                  Total shareholders' equity                          61,038,760         60,127,111
                                                                     -----------       ------------

                     Total liabilities and
                       shareholders' equity                         $104,353,534       $122,813,357
                                                                    ============       ============


See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                       Consolidated Statements of Earnings
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                ----------------------------------------------------
                                                                          1999                      2000

Revenues:
         Direct premiums earned                                      $1,410,051                $4,155,833
           Assumed premiums earned:
                  Affiliate                                             810,716                   995,736
                  Nonaffiliates                                       1,579,001                 2,655,046
                                                                     ----------                 ---------
                         Total assumed premiums earned                2,389,717                 3,650,782
                                                                     ----------                 ---------


         Ceded premiums earned:
                  Affiliate                                           1,090,695                   846,088
                  Nonaffiliates                                         254,289                 1,657,949
                                                                     ----------                 ---------
                  Total ceded premiums earned                         1,344,984                 2,504,037
                                                                     ----------                 ---------

                           Net premiums earned                       2,454,784                  5,302,578
                                                                     ---------                  ---------

         Net investment income                                          699,335                   729,102
         Interest on notes receivable                                   926,102                   434,594
         Brokerage commission income                                    430,867                   230,510
         Management fees from affiliate                                 341,134                   367,000
         Net realized gains (losses)                                     (1,118)                 (126,047)
         Other income                                                    78,521                   656,162
                                                                      ---------                 ---------
                           Total revenues                             4,929,625                 7,593,899
                                                                      ---------                 ---------

Expenses:
Losses and loss adjustment expenses incurred                           1,319,355                2,797,099
         Acquisition expenses                                            323,444                1,535,430
         Payroll and related expenses                                  1,003,636                1,628,224
         Other expenses                                                  609,742                1,110,310
         Expense due to rescission                                             -                3,541,848
                                                                      ----------              -----------
                  Total expenses                                      3,256,177                10,612,911
                                                                      ----------              -----------

                           Earnings before income taxes              1,673,448                 (3,019,012)

Income taxes                                                           (45,730)                (1,070,259)
                                                                      ---------                -----------

Net earnings                                                        $1,719,178                $(1,948,753)

Net earnings (loss) per share:
         Basic                                                      $     0.28                $    ( 0.33)
                                                                    ==========                ============
         Diluted                                                    $     0.28                $    ( 0.33)
                                                                    ==========                ============

Common shares used in computing earnings per share:
         Basic                                                       6,077,750                  5,926,654
                                                                    ==========                 ==========
         Diluted                                                     6,108,541                  5,931,996
                                                                    ==========                 ==========



     See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                  (Unaudited)

                                                                                 Three months ended
                                                                                     March 31,
                                                                           1999                      2000

Cash flow from operating activities:

 Net earnings                                                             $ 1,719,178               $(1,948,753)
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Realized losses on sale of investments                                       1,118                   126,047
   Amortization of deferred acquisition costs                                 344,325                   678,192
   Change in:
     Accrued investment and interest income                                  (680,967)                 (259,039)
     Premiums receivable                                                    4,302,869                  (969,773)
     Commissions receivable                                                     9,889                    (5,702)
     Reinsurance recoverable and ceded unearned premiums                     (359,016)               (2,968,321)
     Funds held by reinsured                                                        -                    95,734
     Due from affiliate                                                       161,129                   (74,777)
     Funds on Deposit                                                               -                   (11,323)
     Income taxes                                                             (70,754)               (1,554,507)
     Unpaid losses and loss adjustment expenses                             1,439,354                 1,123,014
     Unearned premiums                                                      1,144,808                 3,365,859
     Liability for deductible fees held                                       (41,014)                  (41,014)
     Ceded premiums payable                                                   604,859                 2,146,443
     Due to affiliate                                                       1,075,488                   342,945
     Accounts payable and accrued expenses                                   (340,007)                1,561,978
     Collateral                                                               522,728                  (283,037)
     Prepaid items                                                                  -                    30,806
     Other, net                                                               163,353                  (210,145)
                                                                           ----------                -----------
         Net cash provided by operating activities                          1,391,602                 1,144,627
                                                                           ----------                -----------

Cash flow from investing activities:
 Purchases of fixed maturities                                               (988,954)                        -
 Purchases of Equity Investments                                                    -                (4,898,758)
 Proceeds from maturity and redemption of fixed maturities                     80,000                         -
 Proceeds from sale of fixed maturities                                     1,786,435                 4,008,167
 Proceeds from sale of equity investments                                       1,062                 4,591,753
 Purchase of Trafalgar Insurance Company                                            -                (7,050,877)
 Increase  in Investment in Real Estate                                             -                (1,068,981)
 Increase in short-term investments                                          (463,015)                2,178,744
 Proceeds from notes receivable - related parties                                   -                 1,530,000
 Advances in notes receivable - other                                      (2,030,316)                 (821,792)
 Purchase of fixed assets, net                                             (2,117,672)                  (64,199)
                                                                           ----------                -----------
         Net cash used in investing activities                             (3,372,460)               (1,595,943)
                                                                           ----------                -----------
Cash flow from financing activities:
 Proceeds from sale of common stock                                             1,276                         -
  Purchase of treasury stock                                                        -                  (665,119)
 Loan Payable                                                                       -                11,648,855
                                                                           ----------                -----------
         Net cash provided by financing activities                              1,276                10,983,736
                                                                           ----------                -----------

         Net increase (decrease) in cash                                   (2,339,582)               10,532,420

Cash at beginning of period                                                 4,737,132                   427,154
                                                                           ----------               -----------

Cash at end of period                                                     $2,397,550                $10,959,574
                                                                           =========                 ==========
NONCASH ITEMS
 Operating activities:
   Recoverable due to rescission in other assets                                   -                 (1,323,000)

 Investing activities:
   No activity                                                                     -                           -
 Financing activities:
   Issuance of common stock                                                        -                   1,323,000
                                                                           ----------                -----------
Net noncash adjustments                                                            -                           -
                                                                           ==========                ===========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                Consolidated Statements of Comprehensive Earnings
                                   (Unaudited)


                                                                                   Three months ended
                                                                                        March 31,

                                                                   ---------------------------------------------------
                                                                             1999                      2000
                                                                   ------------------------- -------------------------
Net earnings                                                            $1,719,178               $(1,948,753)

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities
 available for sale                                                       (584,332)                  269,007

Reclassification adjustment for
 realized gains included in net
 earnings                                                                   (1,118)                 (126,047)
                                                                          ---------                ----------

   Total other comprehensive earnings (loss) before taxes                 (585,450)                  142,960

Income tax expense (benefit) related to
 items of comprehensive income                                             (24,008)                 (234,263)
                                                                          ---------                ----------


   Other comprehensive earnings (loss) net of income taxes                (561,442)                  377,223
                                                                         ----------                ---------

  Total comprehensive earnings                                          $1,157,736               $(1,571,530)
                                                                        ==========               ============

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

     The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 1999.

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

Note 3 - Nature of Operations

     The following is a description of certain risks facing the Company:

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

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1999 and March 31, 2000 are as follows:

                                                                                                                        Amount at
                                                                       Gross            Gross                         which shown in
                                                     Amortized       unrealized       unrealized       Estimated       the balance
                                                        Cost           gains            losses         fair value         sheet
                                                 ----------------  -------------- ---------------   -------------- -----------------
December 31, 1999:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations of
           U.S. Government   corporations and
           agencies                                $17,475,473        $      -        $ 624,997      $16,850,476      $16,850,476
        Obligations of states and political
           subdivisions                              6,526,137          38,835          104,972        6,460,000        6,460,000
        Corporate securities                        14,623,165           2,427          519,015       14,106,577       14,106,577
        Mortgage-backed securities                   3,433,949             209          156,655        3,277,503        3,277,503
                                                    ----------        --------        ---------       ----------       ----------
           Total fixed maturities                   42,058,724          41,471        1,405,639       40,694,556       40,694,556

    Equity investments - common stocks                 169,448               -            5,480          163,968          163,968
                                                    ----------        --------        ---------       ----------       ----------

      Total                                        $42,228,172       $  41,471       $1,411,119      $40,858,524      $40,858,524
                                                    ==========        ========        =========       ==========       ==========

March 31, 2000:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations of
            U.S. Government  corporations and
            agencies                               $18,990,520        $  6,411       $  678,551      $18,318,380      $18,318,380
      Obligations of states and political
         subdivisions                               11,558,721          73,749           95,519       11,536,951       11,536,951
      Corporate securities                          10,181,407               -          457,448        9,723,959        9,723,959
      Mortgage-backed securities                     2,188,773             275           70,338        2,118,710        2,118,710
                                                    ----------         -------        ---------       ----------       ----------
           Total fixed maturities                   42,919,421          80,435        1,301,856       41,698,000       41,698,000

 Equity investments - common stocks                    453,393               -            5,267          448,126          448,126
                                                    ----------         -------        ---------       ----------       ----------

      Total                                        $43,372,814         $80,435       $1,307,123      $42,146,126      $42,146,126
                                                    ==========         =======       ==========      ===========      ===========



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

(b)  Products and services from each reportable segment:

     The Company's United States and Bermuda operating segments, develop, underwrite, manage and market primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks; employee leasing and staffing industry risks; and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company is also involved in the development of the Harbour Village Golf and Yacht Club project in Ponce Inlet, Florida, as discussed in Note 7.

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

(c)        Information about segment profit or loss and assets:


                                                   Three Months Ended
                                                         March 31

                                                1999                2000
                                                ----                ----
United States

Net Premiums Earned - All Other                1,913,313         4,782,989
Net Premiums Earned - Intersegment              (820,445)       (1,551,002)
Net investment income and interest on
   notes receivable                              212,075           312,567
Other revenues                                   799,883           786,914
                                               ---------           -------
Total Revenues                                 2,122,826         4,331,468
Depreciation and amortization expense             22,611            34,469
Equity in net loss of subsidiaries              (100,257)       (3,070,300)
Income taxes                                     (45,730)       (1,070,259)
Segment loss                                     (54,527)       (2,000,041)
Significant noncash items other than
   depreciation and amortization                       -                 -
Property, plant and equipment                    180,098           462,661
Total investments                             14,071,689        37,997,156
Total assets                                  33,855,633        87,338,785
Total policy and contract liabilities         14,335,997        27,508,968
Total liabilities                             24,019,621        60,403,070

Bermuda

Net Premiums Earned - All Other                  523,471           519,589
Net Premiums Earned - Intersegment               820,445         1,551,002
Net investment income and interest on
   notes receivable                            1,413,362           851,129
Other revenues                                     9,679           519,515
                                               ---------          ---------
Total revenues                                 2,766,957         3,441,235
Depreciation and amortization expense                  -                 -
Equity in net loss of subsidiaries            (1,028,413)         (890,890)
Income Taxes                                           -                 -
Segment profit                                 1,773,705            51,288
Significant noncash items other than
   depreciation and amortization                       -                 -
Property, plant and equipment                          -           835,832
Total investments                             60,612,167        53,602,506
Total assets                                  91,990,662        95,804,898
Total policy and contract liabilities         11,986,052        13,837,066
Total liabilities                             17,233,929        17,661,013


                                                   Three Months Ended
                                                         March 31
                                                   1999          2000
                                                   ----          ----

Intersegment Eliminations

Net Premiums Earned - All Other                    -                  -
Net Premiums Earned - Intersegment                 -                  -
Net investment income and interest on notes        -                  -
   receivable

Other revenues                                    (122,059)       (178,804)
                                                  ---------       ---------
Total revenues                                    (122,059)       (178,804)
Depreciation and amortization expense              -                  -
Equity in net earnings of subsidiaries            (1,028,413)     890,890
Income taxes                                       -                  -
Segment profit (loss)                              -                  -
Significant noncash items other than
   depreciation and amortization                   -                  -
Property, plant and equipment                      -                  -
Total investments                                 (24,674,622)    (44,952,489)
Total assets                                      (33,673,780)    (60,330,326)
Total policy and contract liabilities             (5,142,846)     (6,947,583)
Total liabilities                                 (9,599,340)     (15,377,837)

Total

Net Premiums Earned - All Other                   2,454,784       5,302,578
Net Premiums Earned - Intersegment                 -                  -
Net investment income and interest on notes
   receivable                                     1,625,437       1,163,696
Other revenues                                       849,404      1,127,625
                                                  ----------      ---------
Total revenues                                    4,929,625       7,593,899
Depreciation and amortization expense             22,611          34,469
Equity in net earnings of subsidiaries             -                  -
Income taxes                                      (45,730)        (1,070,259)
Segment profit (loss)                             1,719,178       (1,948,753)
Significant noncash items other than
   depreciation and amortization                   -                  -
Property, plant and equipment                     2,285,310       1,298,493
Total investments                                 51,047,769      59,755,996
Total assets                                      86,147,472      122,813,357
Total policy and contract liabilities             21,179,203      34,398,451
Total liabilities                                 31,564,210      62,686,246

Note 6 - Shareholder Matters

     During the quarter ended March 31, 2000, the Company repurchased 101,225 shares of its stock at a total price of $665,119 in open market transactions pursuant to its share repurchase program.

Note 7 - Investment in Real Estate

     The Company's investment in the development of the Harbour Village Golf and Yacht Club project is comprised of 173 acres of property in Ponce Inlet, Florida (the "Property") that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate. The Company has incurred additional capitalizable development costs of approximately $3.5 million during 1999 and 2000.

     The Company announced on March 10, 2000, its plans to complete development of the Property through its subsidiary, Ponce Lighthouse Properties, Inc.

Note 8 - Acquisitions

     On March 24, 2000, the Company purchased Trafalgar Insurance Company, an Oklahoma licensed insurance company, which has authority to operate as an excess and surplus lines insurance company in 34 states and the District of Columbia. Trafalgar Insurance Company's stock was acquired from Houston Casualty Company for a purchase price of $16.3 million cash, and Trafalgar had, at closing, cash and investments in excess of $15 million of capital and surplus creating $1.3 million of goodwill. The net cash outlay for this acquisition was $7.0 million. Prior to closing, Trafalgar entered into a bulk assumption reinsurance agreement with Houston Casualty, under which Houston Casualty assumed all of Trafalgar's prior and existing insurance business. Trafalgar has been renamed American Safety Indemnity Company.

     On January 6, 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance carrier operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management group headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurance carrier. The transactions were structured as stock acquisitions, with the purchase price paid by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held in escrow to secure the obligations of the sellers. The Company also obtained a security interest in a real estate condominium in the Cayman Islands with an estimated value of

$600,000 to secure the obligations of the sellers. On April 21, 2000, the Company filed a lawsuit to rescind these acquisitions based upon the sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and recognized an expense, net at recoverables, of $3.5 million for such rescission.

Note 9 - Income Taxes

     Total income tax (benefit) for the quarters ended March 31, 1999 and 2000 were allocated as follows:

                                                        Quarter Ended
                                                          March 31,

                                                 1999               2000
                                                 ----               ----
Tax benefit attributable to:
   Income from continuing operations            (45,730)           (1,070,259)
   Unrealized losses  on

        securities available for sale           (20,609)               (232,639)
                                                --------           -------------

                             Total              $(66,339)          $ (1,302,898)
                                                 ========           ============


     U.S. Federal and state income tax expense from continuing operations consists of the following components:


                           Current          Deferred         Total

March 31, 1999            (72,241)           26,511          (45,730)
March 31, 2000            (1,132,235)        61,976          (1,070,259)


     The state income tax components aggregated $5,995 and $(4,461) for the quarters ended March 31, 1999 and 2000, respectively.

     Income tax expense for the quarters ended March 31, 1999 and 2000 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:


                                                          March 31,
                                                   1999              2000
                                                   ----              ----
Expected income tax expense                       $568,972          $(1,026,464)
Foreign earned income not subject to U.S.
   taxation                                       (603,060)             (17,438)
Tax-exempt interest                                (25,161)             (28,643)
State taxes and other                               13,519                2,286
                                                   --------          -----------
                                                  $(45,730)         $(1,070,259)
                                                   ========          ===========

     Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                               December 31,           March 31,
                                                   1999                 2000
                                                   ----                 ----
Deferred tax assets:
   Loss reserve discounting                          $509,011           $608,210
   Unearned premium reserves                          185,459            280,787
   Unrealized loss on securities                       80,844            313,484
   Net operating loss carry forward                         -          1,123,187
                                                     ----------        ---------
         Gross deferred tax assets                    775,314          2,325,668
                                                     ----------        ---------

Deferred tax liabilities:
   Deferred acquisition costs                          42,087            174,641
                                                       ------            -------
         Gross Deferred  tax liabilities               42,087            174,641
                                                       ------            -------

                 Net deferred tax asset              $733,227         $2,151,027
                                                      =======          =========

     A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized. The Company believes it will have sufficient future income to offset the net operating loss carry forward.

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

     During the past ten years, the Company has operated in a soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries.

Forward Looking Statements

     This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various factors, including the outcome of the Company's lawsuit for rescission of the acquisition of an insurance agency and two related insurance companies, competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in insurance regulatory requirements and tax statutes, changes in levels of general business activity and economic conditions, and the Company's ability to integrate and operate acquired businesses and the risks associated with such businesses. With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in new construction, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

         The following table sets forth the Company's consolidated revenues:

                                                                             Three Months
                                                                            Ended March 31

                                            ------------------------------------------------------------------------------
                                                                                               1998 to         1999 to
                                                 1998            1999            2000            1999           2000
                                            --------------  --------------  --------------  -------------- ---------------
                                                                        (Dollars in thousands)
                                            ------------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
   Workers' compensation                       $1,464          $1,395          $2,608            (4.7)%         87.0%
   General liability from affiliate               441             643             744            45.8           15.7
   Auto Liability                                   -              13               -               -              -
                                            ----------      ---------       ----------           -------        ----
      Total reinsurance                         1,905           2,051           3,352             7.7           63.4

Primary insurance:
   Prepaid Legal                                    -               -               8             -              -
   Commercial Line                                  -               -             278             -              -
   Workers' compensation                            -               -              70             -              -
   Surety                                         188             404           1,595           114.9          294.8
                                                  ---             ---           -----           -----          -----
      Total primary insurance                     188             404           1,951           114.9          382.9
                                                  ---             ---           -----           -----          -----
         Total net premiums earned              2,093           2,455           5,303            17.3          116.0
                                                -----           -----           -----            ----          -----
Net investment income                             627             699             729            11.5            4.3
Interest on notes receivable                      268             926             435           245.5          (53.0)

Commission and fee income:
Brokerage commission income                       384             431             230            12.2          (46.6)
Management fees from affiliate                    328             341             367             4.0            7.6
                                             --------         -------         -------       ---------      ----------
   Total commission and fee income                712             772             597             8.4          (22.7)
                                             --------         -------         -------       ---------      ----------
Net realized gains (losses)                        37              (1)           (126)         (102.7)      12,500.0
Other income                                        6              79             656          1216.7          730.4
                                            ----------       --------         -------       ---------      ----------
      Total Revenues                           $3,743          $4,930          $7,594            31.7%          54.0%
                                            ----------       --------         -------       ---------      ----------


     The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                                  Three months ended

                                                                 March 31,

                                                    1998             1999             2000
                                                    ----             ----             ----
Insurance operations:
 Loss and loss adjustment expense ratio            63.8%            53.7%            52.7%
 Expense ratio                                     10.4             16.6             44.3
                                                   ----             ----             ----
    Combined ratio                                 74.2%            70.3%            97.0%
                                                   ----             ----             ----


Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

     Net Premiums Earned. Net premiums earned increased 116.0% from $2.5 million in the quarter ended March 31, 1999 to $5.3 million in the quarter ended March 31, 2000. The principal factor accounting for the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance from $1.4 million in the quarter ended March 31, 1999 to $2.6 million in the quarter ended March 31, 2000. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 294.8% from $404,000 in the quarter ended March 31, 1999 to $1.6 million in the quarter ended March 31, 2000. The increase in surety business is attributable to additional premiums from new business and the Company's new reinsurance program.

     Net Investment Income. Net investment income increased 4.3% from $699,000 in the quarter ended March 31, 1999 to $729,000 in the quarter ended March 31, 2000 due to an increase in the investment portfolio and cash. The average pre-tax yield on investments was 5.5% in the quarter ended March 31, 1999 and 6.2% in the quarter ended March 31, 2000. The average after-tax yield on investments was 5.2% in the quarter ended March 31, 1999 and 5.5% in the quarter ended March 31, 2000.

     Interest from Notes Receivable. Interest from notes receivable decreased 53% from $926,000 in the quarter ended March 31, 1999 to $435,000 in the quarter ended March 31, 2000 as a result of interest income lost as a result of the foreclosure on the Harbour Village property in April 1999.

     Brokerage Commission Income. Income from insurance brokerage operations decreased 46.6% from $431,000 in the quarter ended March 31, 1999 to $230,000 in the quarter ended March 31, 2000 as a result of lower commissions from the Company's brokerage operations due to lower production of premium.

     Management Fees. Management fees increased 7.6% from $341,000 in the quarter ended March 31, 1999 to $367,000 in the quarter ended March 31, 2000 as a result of increased service levels, provided by the Company, to its risk retention group affiliate.

     Net Realized Losses. Net realized losses decreased from$1,000 in the quarter ended March 31, 1999 to$126,000 for the quarter ended March 31, 2000 due to the sale of bonds for the purchase of Trafalgar Insurance Company.

     Other Income. Other income increased from $79,000 in the quarter ended March 31, 1999 to $656,000 for the quarter ended March 31, 2000. $590,000 of this relates to the commitment fee on the proposed sale of Harbour Village.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 112% from $1.3 million in the quarter ended March 31, 1999 to $2.8 million in the quarter ended March 31, 2000 due to an increase in net premiums earned. Increases in workers' compensation premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses, as that line of business has a higher loss ratio than the general liability or surety lines of business.

     Acquisition Expenses. Policy acquisition expenses increased 374.7% from ($323,000) in the quarter ended March 31, 1999 to $1.5 million in the quarter ended March 31, 2000 as a result of increased premiums production. Increased production in the bail bond program was the largest contributor to the increase as this program carries a 95% expense ratio.

     Payroll and Other Expenses. Payroll and other expenses increased 70.0% from $1.6 million in the quarter ended March 31, 1999 to $2.7 million in the quarter ended March 31, 2000 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs.

     Expense Due to Rescission. Expense due to rescission was $3.5 million for the quarter and relates to the rescission of the acquisition of the Michigan group of companies. See Note 8.

     Income Taxes. Federal and state income taxes decreased from a benefit of $46,000 in the quarter ended March 31, 1999 to a benefit of $1.1 million in the quarter ended March 31, 2000 due to decreased taxable income in the Company's U.S. subsidiaries. The decrease in taxable income was primarily due to expenses relating to rescission.

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

Liquidity and Capital Resources

     The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to stabilize demands on its liquidity. During the quarter ended March 31, 2000, the Company repurchased 101,225 shares in open market transactions, pursuant to its share repurchase program.

     On a consolidated basis, net cash provided from operations was $1.4 million for the three months ended March 31, 1999 and $1.1 million for the three months ended March 31, 2000. The positive cash flows for both periods were primarily attributable to net premiums written, and increases in reserves for unpaid losses. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established appropriate loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

     Total assets increased from $104.4 million at December 31, 1999 to $122.8 million at March 31, 2000, primarily due to increases in premiums receivable, reinsurance recoverable, deferred income tax and real estate investments and slightly offset by a decrease in notes receivable. Cash, invested assets and notes receivable were $73.0 million at December 31, 1999 and $83.0 million at March 31, 2000. Other assets increased from $114,000 at December 31, 1999 to $1.6 million at March 31, 2000 as a result of $1.3 million collateral held which lowered the expense due to rescission.

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

     In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of March 31, 2000, the Company had no investments in derivative instruments.

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

     The Company's market risk has not changed materially since December 31, 1999.

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


 Item 6.  Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this Report:

              Exhibit No.               Description

                  11                    Computation of Earnings Per Share

                  27                    Financial Data Schedule

     (b)  Reports on Form 8-K.

         The Company filed a Form 8-K on January 17, 2000 regarding American Safety Holdings Corp.'s acquisition of (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance company operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management group headquartered in Okemos, Michigan; and in a related transaction the Company's acquisition of (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurance company.

         The Company filed a Form 8-K on March 15, 2000 regarding American Safety Reinsurance Ltd.'s plan to complete the development of the Harbour Village Golf and Yacht Club in Ponce Inlet, Florida (the "Property"). The Property was acquired by the Company in April 1999 through a foreclosure.

         The Company filed a Form 8-K on March 30, 2000 regarding American Safety Holdings Corp.'s purchase of Trafalgar Insurance Company, an Oklahoma licensed insurance company, which has started to operate as an excess and surplus lines insurance company in 34 states and the District of Columbia. Trafalgar has been renamed American Safety Indemnity Company.

                                                    SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2000.

                                   American Safety Insurance Group, Ltd.



                                   By:  /s/ Lloyd A. Fox

                                      ------------------
                                        Lloyd A. Fox

                                        President and Chief Executive Officer

                                   By:  /s/ Steven B. Mathis

                                       ---------------------
                                        Steven B. Mathis
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                   Exhibit 11

             American Safety Insurance Group, Ltd. and subsidiaries
                        Computation of Earnings Per Share

                                                                  Three Months Ended

                                                                 -------------------
                                                         March 31,                 March 31,
                                                            1999                      2000
                                                           ------                    -----
Basic:
Earnings Available to Common

Shareholders.................................            $1,719,178              $(1,948,753)
                                                         ==========              ============

Weighted Average Common Shares

Outstanding..................................             6,077,750                5,926,654

Basic Earnings Per Common Shares ............            $      .28                $   ( .33)
                                                         ==========               ==========

Diluted:
Earnings Available to Common

Shareholders.................................            $1,719,178              $(1,948,753)
                                                         ==========              ============

Weighted Average Common Shares

Outstanding..................................             6,077,750                5,926,654

Weighted Average Common Shares

Equivalents Associated with Options..........                30,791                    5,342

Total Weighted Average Common

Shares.......................................             6,108,541                5,931,996
                                                          =========                =========

Diluted Earnings per Common Shares...........            $      .28               $     (.33)
                                                         ==========               ===========