Form 10-Q
period 2000-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2000-08-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ----------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                           --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on August 11, 2000 was 5,381,386.

                      AMERICAN SAFETY INSURANCE GROUP, LTD.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                      Page

PART I - FINANCIAL INFORMATION
 Item 1.      Financial Statements..........................................1
 Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................15
 Item 3.      Quantitative and Qualitative Disclosures About
                Market Risks................................................24

PART II - OTHER INFORMATION
 Item 1.      Legal Proceedings.............................................25
 Item 2.      Changes in Securities and Use of Proceeds.....................25
 Item 3.      Defaults Upon Senior Securities...............................25
 Item 4.      Submission of Matters to a Vote of Security Holders...........25
 Item 5.      Other Information.............................................25
 Item 6.      Exhibits and Reports on Form 8-K..............................26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              American Safety Insurance Group, Ltd. and Subsidiaries
                                            Consolidated Balance Sheets

                                                                   December 31,             June 30,
                                                                       1999                   2000
                                                                      ------                 -----

     Assets                                                                               (unaudited)
Investments:
     Securities available for sale, at fair value:

          Fixed maturities                                         $40,694,556            $39,664,373
          Common stock                                                 163,968                821,511
     Investment in real estate                                      12,039,842             13,355,385
     Short-term investments                                          6,679,791              4,769,232
                                                                   -----------            -----------
          Total investments                                        59,648,157              58,610,501

Cash                                                                  427,154               6,609,421
Accrued investment and interest income                              2,783,663               3,371,782
Notes receivable:
     Related parties                                               1,700,000                        -
     Other                                                         11,255,264              12,264,630
Premiums receivable                                                12,239,544              19,119,757
Commissions receivable                                                  5,948                  22,792
Funds on deposit                                                      353,407                 352,663
Ceded unearned premium                                              4,591,075               8,315,405
Reinsurance recoverable                                             6,065,502               8,522,684
Due from affiliate                                                  2,088,748                 760,647
Income tax recoverable                                                      -                 113,850
Deferred income taxes                                                 733,227               2,383,766
Deferred acquisition costs                                            274,701               1,183,148
Property, plant and equipment                                       1,234,294               1,457,510
Prepaid Items                                                         604,537               2,270,917
Goodwill                                                              234,467               1,597,481
Other as                                                              113,846               1,620,981
                                                                   ----------             -----------
          Total assets                                           $104,353,534            $128,577,935
                                                                  ===========             ===========

     Liabilities and Shareholders' Equity
Liabilities:

     Unpaid loss and loss adjustment expenses                    $ 20,413,236            $ 24,903,442
     Unearned premiums                                              9,496,342              18,164,095
     Reinsurance on paid loss and loss adjustment expenses          1,419,536                       -
     Reinsurance deposits on retroactive contract                      48,375                       -
     Ceded premiums payable                                         6,739,068              15,238,897
     Due to affiliate:
          Ceded premiums payable                                    1,636,207                  42,000
          Reinsurance on paid loss and loss adjustment
           expenses                                                    79,198                 135,235
     Deposits                                                               -               4,294,839
     Accounts payable and accrued expenses                          1,893,470               4,905,968
     Funds held                                                       357,509                 939,256
     Loan payable                                                           -               1,375,584
     Collateral held                                                1,208,976               1,412,961
     Income tax payable                                                22,857                       -
                                                                  -----------             -----------
                  Total liabilities                                43,314,774              71,412,277
                                                                   ----------             -----------


                                 Assets                                       December 31,             June 30,

Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 5,000,000 shares; no
          shares issued and outstanding                                               -                      -
     Common stock, $0.01 par value; authorized 15,000,000 shares;
          issued and outstanding at December 31, 1999, 6,077,750
          shares, and at June 30, 2000, 6,281,386 shares                           60,777                 62,814
     Additional paid-in capital                                                33,810,387             35,148,577
     Retained earnings                                                         30,625,739             28,184,889
     Accumulated other comprehensive income, net                               (1,288,804)              (877,350)
     Treasury Stock, 300,000 shares at December 31, 1999 and 900,000
          shares at June 30, 2000                                             (2,169,339)             (5,353,272)
                                                                              -----------             -----------
                  Total shareholders' equity                                  61,038,760              57,165,658
                                                                              -----------             -----------
                          Total liabilities and
                             shareholders' equity                             $104,353,534           $128,577,935
                                                                              ============           ============

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                              ------------------------------------  ------------------------------------
                                                    1999               2000               1999               2000
                                                    ----               ----               ----               ----

Revenues:
   Direct premiums earned                     $  1,703,655       $  5,217,079       $  3,113,706       $  9,372,912
   Assumed premiums earned:
       Affiliate                                   773,437          1,232,805          1,584,153          2,228,541
       Nonaffiliates                             2,208,279          3,016,536          3,787,280          5,671,582
                                               -----------        -----------        -----------        -----------
         Total assumed premiums earned           2,981,716          4,249,341          5,371,433          7,900,123
                                               -----------        -----------        -----------        -----------
   Ceded premiums earned:
       Affiliate                                   912,709          1,203,557          2,003,404          2,049,645
       Nonaffiliates                               172,281          2,206,330            426,570          3,864,279
                                              ------------        -----------        -----------        -----------
         Total ceded premiums earned             1,084,990          3,409,887          2,429,974          5,913,924
                                               -----------        -----------        -----------        -----------

         Net premiums earned                     3,600,381          6,056,533          6,055,165         11,359,111
                                               -----------        -----------        -----------         ----------

   Net investment income                           714,430            604,905          1,413,765          1,334,007
   Interest on notes receivable                    581,460            440,375          1,507,562            874,969
   Brokerage commission income                      63,367            722,128            494,234            952,638
   Management fees from affiliate                  384,454            351,346            725,588            718,346
   Net realized gains (losses)                      98,975            (79,664)            97,857           (205,711)
   Other income                                    382,528             42,244            461,049            698,406
                                               -----------        ------------        ----------         ----------
         Total revenues                          5,825,595          8,137,867         10,755,220         15,731,766
                                               -----------        -----------         ----------         ----------

Expenses:
   Loss and loss adjustment expenses
       incurred                                  2,100,175          4,023,727          3,419,530          6,820,826
   Acquisition expenses                            347,972          1,247,401            671,416          2,782,831
   Payroll and related expenses                  1,339,051          1,953,834          2,342,687          3,582,058
   Other expenses                                  705,261          1,696,065          1,315,003          2,806,375
   Expense due to rescission                             -                  -                  -          3,541,848
                                               -----------       ------------       ------------        -----------
   Total expenses                                4,492,459          8,921,027          7,748,636         19,533,938
                                               -----------       ------------        -----------         ----------
         Earnings before income taxes            1,333,136            (783,160)        3,006,584         (3,802,172)
   Income taxes                                   (108,261)           (291,063)         (153,991)        (1,361,322)
                                               -----------       -------------        -----------        -----------
            Net earnings (loss)                 $1,441,397          $(492,097)        $3,160,575        $(2,440,850)
                                               -----------       -------------        ----------        ------------

Net earnings per share:
   Basic                                         $    0.24         $    (0.09)        $     0.52        $     (0.43)
                                                 =========         ===========        ==========        ===========
   Diluted                                       $    0.24         $    (0.09)        $     0.52        $     (0.43)
                                                 =========         ===========        ==========        ===========
Common shares used in computing
    earnings per share:

   Basic                                         6,064,010          5,525,804          6,070,823          5,726,229
                                                 =========          =========          =========          =========
   Diluted                                       6,087,809          5,525,804          6,099,941          5,728,900
                                                 =========          =========          =========          =========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                   (Unaudited)


                                                                  Six months ended June 30,

                                                                   1999                   2000
                                                                   ----                   ----
Cash flow from operating activities:

Net earnings                                                 $ 3,160,575            $(2,440,850)
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Realized losses on sale of investments                        (98,975)               205,711
   Amortization (deferral) of acquisition costs                  534,709               (908,447)
   Change in:
     Accrued investment and interest income                     (856,411)              (588,119)
     Premiums receivable                                      (4,401,481)            (6,880,213)
     Commissions receivable                                     (278,936)               (16,844)
     Escrow Deposits                                                   -              4,294,839
     Reinsurance recoverable and ceded unearned premiums        (622,560)            (7,601,048)
     Funds held by reinsured                                    (298,000)               581,747
     Due from affiliate                                          656,577              1,328,101
     Income taxes                                               (276,786)            (1,787,246)
     Unpaid losses and loss adjustment expenses                2,891,523              4,490,206
     Unearned premiums                                         1,237,152              8,667,753
     Liability for deductible fees held                         (447,026)               (48,375)
     Ceded premiums payable                                      316,267              8,499,829
     Due to affiliate                                            490,723             (1,538,170)
     Accounts payable and accrued expenses                      (494,233)             3,012,498
     Collateral                                                  328,728                203,985
     Prepaid items                                                     -             (1,496,380)
     Other, net                                                  (12,207)               285,430
                                                              ----------            -----------

         Net cash provided by operating activities             1,829,639              8,264,407
                                                              ----------            -----------

Cash flow from investing activities:

 Purchases of fixed maturities                                (2,773,345)               (47,267)
 Purchases of Equity Investments                                (787,292)            (5,350,818)
 Proceeds from maturity and redemption of fixed
   maturities                                                  1,050,645                150,242
 Proceeds from sale of fixed maturities                        2,103,289              6,531,178
 Proceeds of sale of common stock                                  1,062              4,601,317
 Purchase of Trafalgar Insurance Company                               -             (7,050,877)
 Decrease (increase) in short-term investments                  (328,948)             1,910,559
 Proceeds from notes receivable - related parties                280,000              1,530,000
 Advances in notes receivable - other                         (4,584,376)            (1,009,366)
 Increase in investment in real estate                                 -             (1,315,543)
 Purchase of fixed assets, net                                  (879,283)              (223,216)
                                                              -----------            -----------
         Net cash used in investing activities                (5,918,248)              (273,791)
                                                              -----------            -----------

 Cash flow from financing activities:

 Proceeds from sale of common stock                                1,276                      -
 Purchase of treasury stock                                     (114,354)            (3,183,933)
 Loan Payable                                                          -              1,375,584
                                                              ----------             ----------
         Net cash used in financing activities                  (113,078             (1,808,349)
                                                              ----------             -----------

         Net increase (decrease) in cash                      (4,201,687)             6,182,267

Cash at beginning of period                                    4,737,132                427,154
                                                              ----------             ----------

Cash at end of period                                         $  535,445             $6,609,421
                                                              ==========             ==========

Noncash items operating activities:

   Change in accrued interest income                             980,120                      -
   Recoverable due to rescission in other assets                       -             (1,323,000)
   Change in prepaid items                                             -               (170,000)

 Investing activities:
   Decrease in notes receivable-other                          9,162,777                      -
   Purchase of real estate                                   (10,142,897)                     -

Financing activities:
   Issuance of common stock                                            -              1,323,000
   Notes Receivable related parties                                    -                170,000
                                                            -------------             ---------
 Net noncash adjustments                                               -                      -
                                                            =============             =========


See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                Consolidated Statements of Comprehensive Earnings
                                   (Unaudited)


                                                        Three months ended                    Six months ended
                                                             June 30,                             June 30,
                                                -------------------------------  -------------------------------
                                                      1999            2000             1999              2000
                                                --------------- ---------------  ----------------- -------------
Net earnings                                      $1,441,397     $  (492,097)      $3,160,575       $(2,440,850)

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities
 available for sale                                 (538,553)        172,712       (1,122,885)          441,719

Reclassification adjustment for
 realized gains (loss) included in net
 earnings                                              6,929         (79,664)           5,811          (205,711)
                                                -------------    ------------    -------------         ---------

   Total other comprehensive earnings (loss)
       before taxes                                 (531,624)         93,048       (1,117,074)          236,008

Income tax benefit related to
 items of comprehensive income                       (87,668)        (58,817)        (111,676)         (175,446)
                                                -------------   -------------     ------------         ---------


   Other comprehensive earnings (loss) net of
   income taxes                                      443,956          34,231       (1,005,398)          411,454
                                                ------------     -----------       -----------      -----------

  Total comprehensive earnings (loss)           $    997,441     $  (457,866)      $2,155,177       $(2,029,396)
                                                ============     ============      ==========       ============


See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of American Safety Insurance Group, Ltd. ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with generally accepted accounting principles of the United States and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

     The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1999.

     The  unaudited  interim  consolidated   financial  statements  include  the
accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. The Company expects that adoption of SFAS No. 133, as amended by statement 138, will have an immaterial impact on the Company's consolidated financial position and results of operations.

Note 3 - Nature of Operations

     The following is a description of certain risks facing the Company:

     (a) Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates which will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

     (b) Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company's U.S. subsidiaries are subject to taxation in the United States.

     Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and its Bermuda subsidiary's business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have a similar operational structure as American Safety.

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

     (c) Credit Risk is the risk that issuers of securities owned by the Company or secured notes receivable will default or that other parties, including reinsurers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral for secured note obligations and by maintaining sound reinsurance, credit and collection policies.

     (d) Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer's investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1999 and June 30, 2000 are as follows:

                                                                         Gross         Gross                            Amount at
                                                     Amortized        unrealized    unrealized       Estimated       which shown in
                                                        Cost            gains         losses         fair value    the balance sheet
                                                    -----------      -----------   -------------    -------------  -----------------
December 31, 1999:
 Securities available for sale:
  Fixed maturities:
    U.S. Treasury securities and obligations of
        U.S.Government corporations and agencies     $17,475,473        $      -    $  624,997        $16,850,476       $16,850,476
    Obligations of states and political
       subdivision                                     6,526,137          38,835       104,972          6,460,000         6,460,000
    Corporate securities                              14,623,165           2,427       519,015         14,106,577        14,106,577
    Mortgage-backed securities                         3,433,949             209       156,655          3,277,503         3,277,503
                                                     ------------        -------     ---------        -----------       -----------
         Total fixed maturities                       42,058,724          41,471     1,405,639         40,694,556        40,694,556

  Equity investments - common stocks                     169,448               -         5,480            163,968           163,968
                                                     -----------         -------     ---------        -----------      ------------

    Total                                            $42,228,172       $  41,471    $1,411,119        $40,858,524       $40,858,524
                                                      ==========        ========     =========         ==========        ==========

June 30, 2000:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations
           of U.S. Government  corporations and
           agencies                                  $18,960,066        $ 15,145     $ 527,953        $18,447,258       $18,447,258
      Obligations of states and political
        subdivisions                                  11,547,322          81,980        79,495         11,549,807        11,549,807
      Corporate securities                             9,712,680               -       612,571          9,100,109         9,100,109
      Mortgage-backed securities                         577,945             577        11,323            567,199           567,199
                                                     -----------         -------     ---------        -----------       -----------
             Total fixed maturities                   40,798,013          97,702     1,231,342         39,664,373        39,664,373

 Equity investments - common stocks                      821,511               -             -            821,511           821,511
                                                     ------------        -------     ---------        -----------       -----------
      Total                                          $41,619,524       $  97,702    $1,231,342        $40,485,884       $40,485,884
                                                      ==========         =======     =========        ===========

                                       -8-

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

(b)  Products and services from each reportable segment:

     The Company's United States and Bermuda operating segments, develop, underwrite, manage and market primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks, employee leasing and staffing industry risks, and other specialty risks. The Company has expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

     The Company is also involved in the development of the Harbour Village Golf and Yacht Club in Ponce Inlet, Florida, as discussed in Note 7, and this item is reflected in the segment United States-Real Estate.

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

     Through its United States brokerage and management services subsidiaries, the Company provides specialized insurance program development, underwriting, risk and reinsurance placement, program management, brokerage, loss control, claims administration and marketing services. The Company also insures and places risks through its United States insurance subsidiary, as well as its non-subsidiary risk retention group affiliate and other unaffiliated insurance and reinsurance companies.

     Through its Bermuda operating segment, the Company places and reinsures a portion of the risks underwritten directly by its United States segment, its risk retention group affiliate and other insurers.

(c)  Information about segment profit or loss and assets:


                                                               Six Months Ended
                                                                  June 30,
                                                         1999                  2000
                                                         ----                  ----
United States  - Insurance

Net Premiums Earned - All Other                        4,645,659           10,183,517
Net Premiums Earned - Intersegment                    (1,748,609)          (3,457,748)
Net investment income and interest on notes
   receivable                                            365,582              787,127
Other revenues                                         1,635,712            2,036,113
                                                       ---------           ----------
Total Revenues                                         4,898,344            9,549,009
Depreciation and amortization expense                     46,397               79,746
Equity in net loss of subsidiaries                      (584,498)          (1,362,271)
Income taxes                                            (153,991)          (1,296,417)
Segment loss                                            (283,867)          (2,321,284)
Significant noncash items other than
   depreciation and amortization                               -                    -
Property, plant and equipment                            221,169              555,992
Total investments                                     13,721,473           38,158,198
Total assets                                          35,637,228           88,698,731
Total policy and contract liabilities                 16,324,038           35,812,150
Total liabilities                                     26,213,971           62,063,640

United States - Real Estate

Net Premiums Earned - All Other                                -                    -
Net Premiums Earned - Intersegment                             -                    -
Net investment income and interest on Notes                    -                    -
Other revenues                                                 -                    -
                                                       ---------           ----------
Total revenues                                                 -                    -
Depreciation and amortization                                  -                    -
Equity in net loss of subsidiaries                             -                    -
Income Taxes                                                   -              (64,905)
Segment loss                                                   -             (120,538)
Significant noncash items                                      -                    -
Property, plant and equipment                                  -               70,721
Total investments                                              -                    -
Total assets                                                   -           13,885,759
Total policy and contract liabilities                          -                    -
Total liabilities                                              -            4,341,611

Bermuda

Net Premiums Earned - All Other                        1,409,506            1,175,594
Net Premiums Earned - Intersegment                     1,748,609            3,457,748


                                                              Six Months Ended
                                                                  June 30,
                                                         1999               2000
                                                         ----               ----


Net investment income and interest on notes
   receivable                                         2,555,745        1,421,849
Other revenues                                            9,679          558,963
                                                      -----------      ---------
Total revenues                                        5,723,539        6,614,154
Depreciation and amortization expense                         -           10,063
Equity in net loss of subsidiaries                    1,399,159       (1,695,369)
Income Taxes                                                  -                -
Segment profit                                        3,444,442              972
Significant noncash items other than
   depreciation and amortization                              -                -
Property, plant and equipment                                 -          830,797
Total investments                                             -       52,231,003
Total assets                                          62,070,289      83,935,949
Total policy and contract liabilities                 12,224,831      14,871,557
Total liabilities                                     16,000,494      17,815,445


Intersegment Eliminations

Net Premiums Earned - All Other                                -               -
Net Premiums Earned - Intersegment                             -               -
Net investment income and interest on notes                    -               -
   receivable

Other revenues                                          (236,216)       (431,397)
                                                        ---------       ---------
Total revenues                                          (236,216)       (431,397)
Depreciation and amortization expense                          -               -
Equity in net earnings of subsidiaries                  (814,661)      3,067,640
Income taxes                                                   -               -
Segment profit (loss)                                          -               -
Significant noncash items other than
   depreciation and amortization                               -               -
Property, plant and equipment                                  -               -
Total investments                                    (25,204,992)    (45,134,085)
Total assets                                         (34,895,147)    (57,942,504)
Total policy and contract liabilities                 (5,825,153)     (7,616,170)
Total liabilities                                    (10,543,376)    (12,808,419)

Total

Net Premiums Earned - All Other                        6,055,165      11,359,111
Net Premiums Earned - Intersegment                             -               -
Net investment income and interest on notes
   receivable                                          2,921,327       2,208,976
Other revenues                                         1,409,175       2,163,679
                                                      ----------       ---------

                                                           Six Months Ended
                                                                June 30,
                                                        1999              2000
                                                        ----              ----

Total revenues                                        10,385,667      15,731,766
Depreciation and amortization expense                          -          89,809
Equity in net earnings of subsidiaries                         -               -
Income taxes                                            (153,991)     (1,361,322)
Segment profit (loss)                                  3,160,575      (2,440,850)
Significant noncash items other than
   depreciation and amortization                               -               -
Property, plant and equipment                            221,169       1,457,510
Total investments                                     50,586,770      45,255,116
Total assets                                          92,982,481     128,577,935
Total policy and contract liabilities                 22,723,716      43,067,537
Total liabilities                                     31,671,089      71,412,277

Note 6 - Shareholder Matters

     During the quarter ended June 30, 2000, the Company repurchased 498,775 common shares at a total price of $2,518,814 in open market transactions pursuant to its share repurchase program.

Note 7 - Investment in Real Estate

     The Company's investment in the development of the Harbour Village Golf and Yacht Club ("Harbour Village") project is comprised of 173 acres of property in Ponce Inlet, Florida which was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate. The Company has incurred additional capitalizable development costs of approximately $4.5 million during 1999 and 2000.

     The Company announced on March 10, 2000, its plans to complete development of the Harbour Village project through its subsidiary, Ponce Lighthouse Properties, Inc.

Note 8 - Acquisitions

     On March 24, 2000, the Company purchased Trafalgar Insurance Company, an Oklahoma licensed insurance company, which has authority to operate as an excess and surplus lines insurance company in 34 states and the District of Columbia. Trafalgar Insurance Company's stock was acquired from Houston Casualty Company for a purchase price of $16.3 million cash, and Trafalgar had, at closing, cash of $9.3 million and investments of $5.7 million creating $1.3 million of goodwill. The net cash outlay for this acquisition was $7.0 million. Prior to closing, Trafalgar entered into a bulk assumption reinsurance agreement with Houston Casualty, under which

Houston Casualty assumed all of Trafalgar's prior and existing insurance business. Trafalgar has been renamed American Safety Indemnity Company.

     On January 6, 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance carrier operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurance carrier. The transactions were structured as stock acquisitions, with the purchase price paid by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held in escrow to secure the obligations of the sellers. The Company also obtained a security interest in a real estate condominium in the Cayman Islands with an estimated value of $600,000 to secure the obligations of the sellers. On April 21, 2000, the Company filed a lawsuit to rescind these acquisitions based upon the sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and recognized an expense, net of recoverables, of $3.5 million for such rescission.

Note 9 - Income Taxes

     Total income tax (benefit) for the six months ended June 30, 1999 and 2000 were allocated as follows:

                                                      Six Months Ended
                                                          June 30,

                                              1999                2000
                                              ----                ----
Tax benefit attributable to:
   Income from continuing operations           $(153,991)          $(1,361,322)
   Unrealized losses  on

        securities available for sale            (82,996)             (222,781)
                                                 --------          ------------

              Total                            $(236,987)         $ (1,584,103)
                                                =========          ============

     U.S. Federal and state income tax expense from continuing operations consists of the following components:


                           Current         Deferred        Total

June 30, 1999               (264,235)      110,244           (153,991)
June 30, 2000             (1,379,755)       18,433         (1,361,322)

     The state income tax components aggregated $94,803 and $(17,750) for the six months ended June 30, 1999 and 2000, respectively.

     Income tax expense for the period ended June 30, 1999 and 2000 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:


                                                                 June 30,
                                                      1999                 2000
                                                      ----                 ----

Expected income tax expense                          $1,022,238         $(1,292,738)
Foreign earned income not subject to U.S.
   taxation                                          (1,171,110)               (330)
Tax-exempt interest                                     (47,738)            (59,599)
State taxes and other                                    42,619              (8,655)
                                                     ------------       ------------
                                                     $ (153,991)        $(1,361,322)
                                                     ===========         ===========


     Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                 December 31,            June 30,
                                                     1999                  2000
                                                     ----                  ----
Deferred tax assets:
         Loss reserve discounting                  $  509,011           $  602,991
         Unearned premium reserves                    185,459              429,251
         Unrealized loss on securities                 80,844              303,625
         Net operating loss carry forward                   -            1,409,325
                                                      -------            ----------
              Gross deferred tax assets               775,314             2,745,192
                                                      -------            ----------

Deferred tax liabilities:
   Deferred acquisition costs                           42,087              361,426
                                                      --------           ----------
         Gross Deferred  tax liabilities                42,087              361,426
                                                      --------           ---------

                 Net deferred tax asset             $  733,227           $2,383,766
                                                       =======            =========

     A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized. The Company believes it will have sufficient future income to offset the net operating loss carry forward.

Note 10. Notes Receivable

          American Safety, as the lender, entered into two term loan agreements in 1997 and 1999 with American Darico, L.L.C. for the borrower to purchase dairy cattle herds. The loans were secured by payment guaranty bonds from Acceptance Insurance Company, an affiliate of the St. Paul Insurance Companies, and the dairy herds. The borrower defaulted under the loans on June 30, 2000 after filing for bankruptcy following the death of the borrower's principal owner, Raymond McAnally. At the time of the default, the borrower owed $750,000 and $970,000, respectively, and American Safety holds $1,800,000 in payment guaranty bonds and a security interest in 36 herds of cattle. American Safety has made claims against the payment guaranty bonds and has filed a claim in the bankruptcy court as well as a claim against the estate of Raymond McAnally. The Company believes it should not experience a loss from the default.

Note 11. Related Party Transaction.

          During the second quarter of 2000, the Company capitalized $246,301 of a loan and other advances previously made by the Company to an employee of its financial services subsidiary in connection with the restructuring of the employee's compensation arrangment.

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

Results of Operations

     The following table sets forth the Company's consolidated revenues:

                                                                                                    Three          Six
                                                                                                   Months         Months
                                              Three Months                 Six Months               Ended         Ended
                                             Ended June 30,              Ended June 30,           June 30,       June 30,
                                      ---------------------------- ---------------------------  ------------- --------------
                                                                                                   1999 to       1999 to
                                          1999           2000          1999          2000           2000           2000
                                      -------------  ------------- ------------- -------------  ------------- --------------
                                                                      (Dollars in thousands)
                                      --------------------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
   Workers' compensation                $1,807         $3,024         $3,202        $5,631         67.3%            75.9%
      General liability and excess and
        surplus from affiliate           1,171          1,043          1,814         1,787        (10.9)            (1.5)
   Auto Liability                            9              -             22             -       (100.0)          (100.0)
                                      ---------      ---------       -------        ----------    -----            -----
        Total reinsurance                2,987          4,067          5,038         7,418         36.2             47.2

Primary insurance:
   Prepaid Legal                             -              -              -             8            -                -
   Excess and Surplus                        -             28              -            28            -                -
   Commercial Line                           -            547              -           825            -                -
   Workers' compensation                     -             92              -           162            -                -
   Surety                                  613          1,323          1,017         2,918        115.8            186.9
                                       -------          -----        -------        -------
        Total primary insurance            613          1,990          1,017         3,941        224.6            287.5
                                       -------          -----        -------        -------     -------            -----
             Total net premiums earned   3,600          6,057          6,055        11,359         68.3             87.6
                                        ------          -----        -------        ------      -------              ----
Net investment income                      715            605          1,414         1,334        (15.4)            (5.7)
Interest on notes receivable               582            440          1,508           875        (24.4)           (42.0)
Commission and fee income:
Brokerage commission income                 63            722            494           953      1,046.0             92.9
Management fees from affiliate             385            352            726           719         (8.6)            (1.0)
                                       -------        -------        -------        --------    -------             -----
     Total commission and fee income       448          1,073          1,022         1,672        139.7              37.0
                                       -------         ------        -------        -------     -------             -----
Net realized gains (losses)                 99            (80)            98          (206)      (180.8)           (310.2)
Other income                               382             42            461           698        (89.0)             51.4
                                       -------       --------        -------        --------    -------              ----
      Total Revenues                    $5,826         $8,138        $10,756       $15,732         39.7%             46.3%
                                       -------       --------        -------         ------     --------             -----


     The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                       Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                            --------                              --------

                                                1998         1999          2000         1998          1999         2000
                                                ----         ----          ----         ----          ----         ----
Insurance operations:
 Loss and loss adjustment expense ratio        52.0%        58.3%         66.4%        57.8%         56.5%        60.0%
 Expense ratio                                 12.4         13.7          23.6         11.4          14.8         33.3
                                               ----         ----          ----         ----          ----         ----
    Combined ratio                             64.4         72.0%         90.0%        69.2%         71.3%        93.3%
                                               ----         ----          ----         ----          ----         ----

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

     Net Premiums Earned. Net premiums earned increased 68.3% from $3.6 million in the quarter ended June 30, 1999 to $6.1 million in the quarter ended June 30, 2000. The principal factor contributing to the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased from $1.8 million in the quarter ended June 30, 1999 to $3.0 million in the quarter ended June 30, 2000. This increase was a result of new business generated from employee leasing and staffing industry risks as well as an increase in the Company's surety business by 115.8% from $613,000 in the quarter ended June 30, 1999 to $1.3 million in the quarter ended June 30, 2000. The increase in surety business is attributable to new business from increased marketing efforts and the Company's bail bond program. Also contributing to the increase is the Company's new commercial lines and excess and surplus lines business which generated net earned premiums of $547,000 and $253,000, respectively, in the quarter ending June 30, 2000.

     Net Investment Income. Net investment income decreased 15.3% from $714,000 in the quarter ended June 30, 1999 to $604,000 in the quarter ended June 30, 2000 due to a decrease in the Company's bond portfolio which was caused by expenditures on acquisitions, real estate and treasury stock. The average pre-tax yield on investments was 5.3% in the quarter ended June 30, 1999 and 5.3% in the quarter ended June 30, 2000. The average after-tax yield on investments was 5.4% in the quarter ended June 30, 1999 and 4.2% in the quarter ended June 30, 2000. The reduction in the after tax yield is primarily due to the acquisition of Trafalgar Insurance Company which resulted in a substantial portion of the Company's bond portfolio being held by a United States subsidiary.

     Interest from Notes Receivable. Interest from notes receivable decreased 24.3% from $581,000 in the quarter ended June 30, 1999 to $440,375 in the quarter ended June 30, 2000 as a result of lower yields on the notes and lower average outstanding balances as well.

     Brokerage Commission Income. Brokerage commission income increased 1,040% from $63,000 in the quarter ended June 30, 1999 to $722,000 in the quarter ended June 30, 2000 as a result of increased commissions from excess and surplus lines revenue production.

     Management Fees. Management fees decreased 8.6% from $384,000 in the quarter ended June 30, 1999 to $351,000 in the quarter ended June 30, 2000. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

     Net Realized Gains. Net realized gains decreased from $99,000 in the quarter ended June 30, 1999 to a loss of $80,000 for the quarter ended June 30, 2000 due to additional sale of bonds for the purchase of Trafalgar Insurance Company.

     Other Income. Other income decreased from $383,000 in the quarter ended June 30, 1999 to $42,000 for the quarter ended June 30, 2000 as a result of lower fees generated by the Company's financial service subsidiary.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 91.6% from $2.1 million in the quarter ended June 30, 1999 to $4.0 million in the quarter ended June 30, 2000 . The increase in loss and loss adjustment expense was primarily due to increased premium volume over the prior period and loss and loss and adjustment expense on the Company's commercial lines and excess and surplus lines business. Workers' compensation contributed approximately $1.0 million to the increase and the Company recorded additional surety case reserves of approximately $600,000 in the second quarter.

     Acquisition Expenses. Policy acquisition expenses increased 258.5% from $348,000 in the quarter ended June 30, 1999 to $1.2 million in the quarter ended June 30, 2000 primarily as a result of increased premium production. Surety earned premiums increased 115.8% which have approximately 30% acquisition expense. Workers' compensation and bail acquisition expenses increased approximately $414,000 and $155,000, respectively, for the quarter.

     Payroll and Other Expenses. Payroll and other expenses increased 78.5% from $2.0 million in the quarter ended June 30, 1999 to $3.6 million in the quarter ended June 30, 2000 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs, increased premium tax expense on new insurance business, and expenses related to the development of the Harbour Village project.

     Income Taxes. Federal and state income taxes decreased from a benefit of $108,000 in the quarter ended June 30, 1999 to a benefit of $291,000 in the quarter ended June 30, 2000 due to decreased taxable income in the Company's U.S. subsidiaries. The decrease in taxable income was primarily due to increased non-deferrable expenses associated with the production of new insurance business.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net Premiums Earned. Net premiums earned increased 87.6% from $6.1 million in the six months ended June 30, 1999 to $11.4 million in the six months ended June 30, 2000. The principal factor contributing to the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance company, which increased net premiums by 75.9% from $3.2 million in the six months ended June 30, 1999 to $5.6 million in the six months ended June 30, 2000. Another factor contributing to the increase was an increase of the Company's surety business by 186.9% from $1.0 million in the six months ended June 30, 1999 to $2.9 million in the six months ended June 30, 2000, which was attributable to increased marketing efforts and increased bail bond production. Also contributing to the increase was the Company's new commercial lines and excess and surplus lines business which generated net earned premiums of $825,000 and $360,000, respectively, in the six months ended June 30, 2000.

     Net Investment Income. Net investment income decreased 5.6% from $1.41 million in the six months ended June 30, 1999 to $1.33 million in the six months ended June 30, 2000 due to a reduction in the investment portfolio, as a result of expenditures on acquisitions, real estate and treasury stock. The average annual pre-tax yield on investments was 5.6% in the six months ended June 30, 1999 and 5.7% in the six months ended June 30, 2000. The average annual after-tax yield on investments was 5.3% in the six months ended June 30, 1999 and 4.8% in the six months ended June 30, 2000. The decrease in the after tax yield is related to the sale of bonds for the purchase of Trafalgar Insurance Company.

     Interest from Notes Receivable. Interest from notes receivable decreased 42.0% from $1.5 million in the six months ended June 30, 1999 to $875,000 in the six months ended June 30, 2000 as a result of lower yields on the notes and the loss of interest income as a result of the acquisition by foreclosure on the Harbour Village project.

     Brokerage Commission Income. Income from insurance brokerage operations increased 92.8% from $494,000 in the six months ended June 30, 1999 to $953,000 in the six months ended June 30, 2000 as a result of increased commissions from excess and surplus lines premium production.

     Management Fees. Management fees decreased 1.0% from $726, 000 in the six months ended June 30, 1999 to $718,000 in the six months ended June 30, 2000. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

     Net Realized Gains. Net realized gains decreased 310.2% from a gain of $98,000 in the six months ended June 30, 1999 to a loss of $206,000 in the six months ended June 30, 2000. The decrease is related to the sale of bonds for the purchase of Trafalgar Insurance Company.

     Other Income. Other income increased from $466,000 in the six months ended June 30, 1999 to $698,000 for the six months ended June 30, 2000. The increase principally relates to a commitment fee from the proposed sale of the Harbour Village project.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 91.6% from $2.1 million in the quarter ended June 30, 1999 to $4.0 million in the quarter ended June 30, 2000 . The increase in loss and loss adjustment expense was primarily due to increased premium volume over the prior period and loss and loss and adjustment expense on the Company's commercial lines and excess and surplus lines business. Workers' compensation contributed approximately $1.0 million to the increase and the Company recorded additional surety case reserves for prior periods of approximately $600,000 in the second quarter.


     Acquisition Expenses. Policy acquisition expenses increased 314.5% from $671,000 in the six months ended June 30, 1999 to $2.8 million in the six months ended June 30, 2000 as a result of increased premium production. Surety earned premiums increased 186.9% and carry approximately 30% acquisition expense. Workers' compensation and bond acquisition expenses increased approximately $634,000 and $1.0 million, respectively, for the six months ended June 30, 2000.

     Expense Due to Rescission. Expense due to rescission was $3.5 million and relates to the rescission of the acquisition of a group of companies. See Note 8.

     Payroll and Other Expenses. Payroll and other expenses increased 74.7% from $3.7 million in the six months ended June 30, 1999 to $6.4 million in the six months ended June 30, 2000 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs, increased premium tax expense on new business, and expenses related to the development of the Harbour Village project.

     Income Taxes. Federal and state income taxes decreased from a benefit of $154,000 in the six months ended June 30, 1999 to a benefit of $1.4 million in the six months ended June 30, 2000 due to decreased taxable income in the Company's U.S. subsidiaries. The decrease in taxable income was primarily due to expenses relating to rescission of the acquisition of a group of companies and non-deferrable expenses associated with the production of new business. The
Company has not set up a valuation allowance as it believes it will generate sufficient future taxable income to recover the net operating loss carryforward.

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

     The Company expects that net operating losses will continue through the end of the current fiscal year or through the first quarter of fiscal year 2001 as a result of general administrative expenses relating to the Company's investment in new operating units exceeding revenue production, and non-capitalizable expenses incurred in the development and construction of the Harbour Village project.

     During the quarter ended June 30, 2000, the Company repurchased 498,775 common shares in open market transactions pursuant to its share repurchase program.

     On a consolidated basis, net cash provided from operations was $1.8 million for the six months ended June 30, 1999 and $8.3 million for the six months ended June 30, 2000. The positive cash flows for both periods were primarily attributable to net premiums written, and increases in reserves for unpaid losses. For the period ended June 30, 2000 additional cash flows came from increases in accrued expenses and escrow deposits. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's loss reserves continue to earn investment income until claims payments are made.

     Total assets increased from $104.4 million at December 31, 1999 to $128.6 million at June 30, 2000, primarily due to increases in premiums receivable, reinsurance recoverables, deferred income tax, real estate investments and goodwill from the purchase of Trafalgar Insurance Company. Cash, invested assets and notes receivable were $73.0 million at December 31, 1999 and $77.5 million at June 30, 2000. The increase in cash, invested assets and notes receivable was primarily due to receipt of escrow deposits. Other assets increased from $114,000 at December 31, 1999 to $1.6 million at June 30, 2000 as a result of $1.3 million collateral held which lowered the expense due to the Company's rescission of the acquisition of a group of companies.

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

     In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of June 30, 2000, the Company had no investments in derivative instruments.

     Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The project acquired by the Company through foreclosure in April 1999, has been under development through its Ponce Lighthouse Properties, Inc. subsidiary. As of June 30, 2000, the Company's marketing efforts had generated in excess of $51 million of pre- construction sales.

     It is anticipated that Harbour Village will be developed in three phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of three phases of the Harbour Village project. The anticipated construction cost for the entire Harbour Village project is in excess of $160 million over a three to five year period. Phase I of the development consists of construction of all site work including a 142-boat slip marina, 372 residential units, and amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

     Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of the Harbour Village project during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company's sources of liquidity will be sufficient to meet the Company's future capital needs.

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

            [The remainder of this page is intentionally left blank]

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

              See Item 6(b) of this Part II.

Item 2.       Changes in Securities and Use of Proceeds.

              Not applicable.

Item 3.       Defaults Upon Senior Securities.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.

              The Annual General Meeting of Shareholders of the Company was held on June 23, 2000 in Hamilton, Bermuda. Proxies for the Annual General Meeting were solicited by the Board of Directors pursuant to applicable Bermuda law. The Company's shareholders (1) elected Cody W. Birdwell, Thomas W. Mueller and Timothy E. Walsh as directors to serve three year terms expiring at the Annual General Meeting of Shareholders in 2003 and (2) approved an amendment to increase the number of common shares authorized for issuance under the 1998 Incentive Stock Option Plan. The votes for the directors totaled 4,511,627 and 105,288 votes withheld authority to elect the directors. The votes for the amendment to the 1998 Incentive Stock Option Plan totaled 2,896,392, with ]891,387 votes against, 1,997 votes abstaining and 827,139 broker non-votes. In addition, the Company's shareholders ratified the appointment of KPMG, LLP as the independent public accountants for the Company's fiscal year ending December 31, 2000. The votes for such ratification totaled 4,528,724, with 29,191 votes against and 59,000 votes abstaining.

Item 5.       Other Information.

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K.

              (a)   The following exhibits are filed as part of this Report:

                    Exhibit No.                Description

                           11                  Computation of Earnings Per Share

                           27                  Financial Data Schedule

              (b)   Reports on Form 8-K.

                    The Company filed a Form 8-K on April 28, 2000 regarding the Company's filing of a lawsuit to rescind the previously announced (see the Company's Form 8-K filed on January 17,
                    2000) acquisition of a Michigan insurance agency and two related insurance companies specializing in insurance program business. The Company's lawsuit was filed in the United States District Court for the Northern District of Georgia to rescind the acquisitions based upon the sellers' breach of representations and warranties made concerning the business affairs and financial condition of the acquired companies.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2000.

                                American Safety Insurance Group, Ltd.



                                By:  /s/ Lloyd A. Fox
                                   ------------------
                                     Lloyd A. Fox
                                     President and Chief Executive Officer



                                By:  /s/ Steven B. Mathis
                                    ---------------------
                                     Steven B. Mathis
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                   Exhibit 11

American Safety Insurance Group, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                Three Months Ended                    Six Months Ended
                                               --------------------                  -----------------
                                            June 30            June 30           June 30            June 30
                                             1999               2000              1999               2000
                                             ----               ----              ----               ----
Basic:
Earnings Available to Common

Shareholders....................         $1,441,397           $(492,097)      $3,160,575        $(2,440,850)
                                         ==========           ==========      ==========        ============

Weighted Average Common Shares

Outstanding.....................          6,064,010           5,525,804        6,070,823          5,726,229

Basic Earnings (Loss)Per Common

Shares .........................          $     .24           $    (.09)       $      52          $    (.43)
                                          =========           ==========       ==========         ==========

Diluted:
Earnings Available to Common

Shareholders....................         $1,441,397           $(492,097)      $3,160,575        $(2,440,850)
                                         ==========           ==========      ==========         ===========

Weighted Average Common Shares

Outstanding.....................              6,064           5,525,804        6,070,823          5,726,229

Weighted Average Common Shares
Equivalents Associated with

Options.........................             23,799                   -           29,118              2,671

Total Weighted Average Common

Shares..........................          6,087,809           5,525,804        6,099,941          5,728,900
                                          =========           =========        =========          =========
Diluted Earnings per Common

Shares..........................         $      .24           $   ( .09)       $     .52          $   ( .43)
                                          =========           ==========       =========          ==========