Form 10-Q
period 2000-09-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2000-11-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER  30, 2000

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



Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on October 2, 2000 was 5,323,286.

                                       AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                 -----------------
                                                                        Page

PART I - FINANCIAL INFORMATION
   Item 1.  Financial Statements...........................................1
   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................15
   Item 3.  Quantitative and Qualitative Disclosures About Market Risks...24

PART II - OTHER INFORMATION
   Item 1. Legal Proceedings..............................................25
   Item 2. Changes in Securities and Use of Proceeds......................25
   Item 3. Defaults Upon Senior Securities................................25
   Item 4. Submission of Matters to a Vote of Security Holders............25
   Item 5. Other Information..............................................25
   Item 6. Exhibits and Reports on Form 8-K...............................26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

             American Safety Insurance Group, Ltd. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                December 31,         September 30,
                                                                                    1999                 2000
                                                                                   ------               -----
                                                                                                     (unaudited)
     Assets
Investments:
     Securities available for sale, at fair value:
          Fixed maturities                                                        $ 40,694,556        $ 42,986,758
          Common stock                                                                 163,968             704,493
     Investment in real estate                                                      12,039,842          19,267,265
     Short-term investments                                                          6,749,791           7,411,218
                                                                                   -----------         -----------
          Total investments                                                         59,648,157          70,369,734

Cash                                                                                   427,154           6,025,847
Restricted cash                                                                              -           5,123,523
Accrued investment and interest income                                               2,783,663           3,782,115
Notes receivable:
     Related parties                                                                 1,700,000                   -
     Other                                                                          11,255,264           9,955,088
Premiums receivable                                                                 12,239,544          25,386,776
Commissions receivable                                                                   5,948              36,100
Funds on deposit                                                                       353,407             408,951
Ceded unearned premium                                                               4,591,075          18,805,126
Reinsurance recoverable                                                              6,065,502          13,562,394
Due from affiliate                                                                   2,088,748           1,339,149
Income tax recoverable                                                                       -             154,872
Deferred income taxes                                                                  733,227           2,116,012
Deferred acquisition costs                                                             274,701           1,651,805
Property, plant and equipment                                                        1,234,294           1,595,922
Prepaid Items                                                                          604,537           2,093,498
Goodwill                                                                               234,467           1,575,672
Other assets                                                                           113,846           1,648,831
                                                                                 -------------        -------------
          Total assets                                                           $ 104,353,534        $165,631,415
                                                                                 =============        =============

     Liabilities and Shareholders' Equity
Liabilities:
     Unpaid loss and loss adjustment expenses                                   $ 20,413,236          $ 33,664,871
     Unearned premiums                                                             9,496,342            34,058,289
     Reinsurance on paid loss and loss adjustment expenses                         1,419,536                     -
     Reinsurance deposits on retroactive contract                                     48,375                     -
     Ceded premiums payable                                                        6,739,068            19,647,751
     Due to affiliate:
          Ceded premiums payable                                                   1,636,207               187,402
          Reinsurance on paid loss and loss adjustment expenses                       79,198               241,608
     Escrow deposits                                                                       -             5,211,023
     Accounts payable and accrued expenses                                         1,893,470             8,661,978
     Funds held                                                                      357,509             1,153,997
     Loan payable                                                                          -             4,020,535
     Collateral held                                                               1,208,976               777,083
     Income tax payable                                                               22,857                     -
                                                                                  -----------          -----------
                  Total liabilities                                               43,314,774           107,624,537
                                                                                  -----------          -----------




                                                                                 December 31,           September 30,

Shareholders' equity:
     Preferred stock, $0.01 par value; authorized 5,000,000 shares; no
          shares issued and outstanding                                                    -                      -
     Common stock, $0.01 par value; authorized 15,000,000 shares;
          issued and outstanding at December 31, 1999, 6,077,750
          shares, and at September 30, 2000, 6,281,386 shares                          60,777                 62,814
     Additional paid-in capital                                                    33,810,387             35,148,577
     Retained earnings                                                             30,625,739             28,838,715
     Accumulated other comprehensive loss, net                                     (1,288,804)              (461,914)
     Treasury Stock, 300,000 shares at December 31, 1999 and 958,100
          shares at September 30, 2000                                             (2,169,339)            (5,581,314)
                                                                                   -----------           ------------
                  Total shareholders' equity                                       61,038,760             58,006,878
                                                                                   -----------           ------------
                          Total liabilities and
                             shareholders' equity                                $104,353,534           $165,631,415
                                                                                 =============          =============

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                              ------------------------------------  ------------------------------------
                                                    1999               2000               1999               2000
                                                    ----               ----               ----               ----

Revenues:
   Direct premiums earned                     $  2,212,188       $ 11,636,314       $  5,325,894       $ 21,009,226
   Assumed premiums earned:
       Affiliate                                   799,131          1,769,646          2,383,284          3,998,187
       Nonaffiliates                             2,279,402          4,113,826          6,066,682          9,785,408
                                               -----------        -----------        -----------        -----------
         Total assumed premiums earned           3,078,533          5,883,472          8,449,966         13,783,595
                                               -----------        -----------        -----------         ----------
   Ceded premiums earned:
       Affiliate                                 1,082,486          1,170,306          3,085,890          3,219,951
       Nonaffiliates                               682,013          6,769,616          1,108,583         10,633,895
                                              ------------        -----------        -----------         ----------
         Total ceded premiums earned             1,764,499          7,939,922          4,194,473         13,853,846
                                               -----------        -----------        -----------         ----------

         Net premiums earned                     3,526,222          9,579,864          9,581,387         20,938,975
                                               -----------        -----------        -----------         ----------

   Net investment income                           746,194            667,623          2,159,959          2,001,630
   Interest on notes receivable                    512,289            377,679          2,019,851          1,252,648
   Brokerage commission income                     276,800            859,449            771,034          1,812,087
   Management fees from affiliate                  339,320            350,392          1,064,908          1,068,738
   Net realized gains (losses)                     120,207            ( 9,352)           218,064           (215,063)
   Other income                                    245,007             69,543            706,056            767,949
                                               -----------       -------------        ----------       ------------
         Total revenues                          5,766,039         11,895,198         16,521,259         27,626,964
                                               -----------       ------------         ----------       ------------

Expenses:
   Loss and loss adjustment expenses
       incurred                                  2,147,664          4,980,766          5,567,194         11,801,592
   Acquisition expenses                            193,644          1,961,952            865,060          4,744,783
   Payroll and related expenses                  1,153,340          1,921,571          3,496,027          5,503,629
   Other expenses                                  724,355          2,253,160          2,039,358          5,059,535
   Expense due to rescission                             -                  -                  -          3,541,848
                                              ------------         ----------         ----------        -----------
   Total expenses                                4,219,003         11,117,449         11,967,639         30,651,387
                                              ------------         ----------         ----------         ----------
         Earnings (loss) before income taxes     1,547,036            777,749          4,553,620         (3,024,423)
               Income taxes                        187,773            123,923             33,782         (1,237,399)
                                              ------------       ------------         ----------         -----------
               Net earnings (loss)              $1,359,263           $653,826         $4,519,838        $(1,787,024)
                                              ------------       ------------         ----------        ------------


Net earnings (loss) per share:

   Basic                                         $    0.23         $     0.12         $     0.75         $    (0.32)
                                                 =========         ==========         ==========         ===========
   Diluted                                       $    0.23         $     0.12         $     0.74         $    (0.32)
                                                 =========         ==========         ==========         ===========
Common shares used in computing earnings
   per share:

   Basic                                         6,009,208          5,377,597          6,050,059           5,609,170
                                                 =========          =========          =========         ===========
   Diluted                                       6,027,667          5,377,597          6,077,700           5,610,944
                                                 =========          =========          =========         ===========



See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Cash Flow

                                   (Unaudited)


                                                                           Nine months ended September 30,
                                                                           -------------------------------

                                                                           1999                       2000
                                                                           ----                       ----
Cash flow from operating activities:
 Net earnings (loss)                                                 $ 4,519,838                $(1,787,024)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
   Realized (gains) losses on sale of investments                       (218,064)                   215,063
   Amortization (deferral) of acquisition costs                        1,195,038                 (1,377,104)
   Change in:
     Accrued investment and interest income                             (917,477)                  (998,452)
     Premiums receivable                                              (4,765,230)               (13,147,232)
     Commissions receivable                                             (236,444)                   (30,152)
     Reinsurance recoverable and ceded unearned premiums              (2,487,200)               (23,130,479)
     Funds held by reinsured                                            (318,401)                   740,944
     Due from affiliate                                                  366,471                    749,599
     Income taxes                                                        116,346                   (177,729)
     Deferred income taxes                                              (224,320)                (1,382,785)
     Unpaid losses and loss adjustment expenses                        3,610,764                 13,251,635
     Unearned premiums                                                 2,674,281                 24,561,947
     Liability for deductible fees held                                 (488,039)                   (48,375)
     Ceded premiums payable                                            2,590,235                 12,908,683
     Due to affiliate                                                    103,948                 (1,286,395)
     Accounts payable and accrued expenses                            (1,343,746)                 6,768,508
     Collateral held                                                     949,068                   (431,893)
     Prepaid items                                                             -                 (1,331,461)
     Other, net                                                         (526,928)                   223,593
                                                                    -------------                -----------

         Net cash provided by operating activities                     4,600,140                 14,290,891
                                                                     ------------                -----------

Cash flow from investing activities:
 Purchases of fixed maturities                                        (5,765,209)                (7,762,871)
 Purchases of equity investments                                      (1,321,179)                (5,766,571)
 Proceeds from maturity and redemption of fixed
   maturities                                                          8,083,197                    650,024
 Proceeds from sale of fixed maturities                                2,103,289                 10,897,958
 Proceeds of sale of equity investments                                3,065,525                  5,134,381
 Purchase of Trafalgar Insurance Company                                       -                 (7,050,877)
 Increase in short-term investments                                   (6,301,212)                  (731,427)
 Proceeds from notes receivable - related parties                        280,000                  1,530,000
 Advances in notes receivable - other                                 (4,287,138)                 1,300,176
 Increase in investment in real estate                                  (887,328)                (7,227,423)
 Purchase of fixed assets, net                                          (891,649)                  (361,628)
                                                                     ------------              -------------
         Net cash used in investing activities                        (5,921,704)                (9,388,258)
                                                                      -----------              -------------

 Cash flow from financing activities:
 Proceeds from sale of common stock                                        1,276                          -
 Purchase of treasury stock                                           (1,101,144)                (3,411,975)
 Proceeds from escrow deposits                                                 -                  5,211,023
 Proceeds from loan payable                                                    -                  4,020,535
                                                                     ------------               ------------
         Net cash used in financing activities                        (1,099,868)                 5,819,583
                                                                      -----------               ------------

         Net increase (decrease) in cash                              (2,421,432)                10,722,216

Net cash and restricted cash at beginning of period                    4,737,132                    427,154
                                                                      -----------              -------------

Net cash and restricted cash at end of period                         $2,315,700                $11,149,370
                                                                      ===========              =============

Noncash items operating activities:
   Change in accrued interest income                                     980,120                          -
   Recoverable due to rescission in other assets                               -                 (1,323,000)
   Change in prepaid items                                                     -                   (170,000)

 Investing activities:
   Decrease in notes receivable-other                                  9,162,777                          -
   Purchase of real estate                                           (10,142,897)                         -

Financing activities:
   Issuance of common stock                                                    -                  1,323,000
   Notes receivable related parties                                            -                    170,000
                                                                -----------------                -----------
 Net noncash adjustments                                                       -                          -
                                                                =================                ===========

See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

                Consolidated Statements of Comprehensive Earnings
                                   (Unaudited)


                                                        Three months ended                    Nine months ended
                                                           September 30,                        September 30,
                                                -----------------------------------  --------------------------------
                                                      1999              2000               1999              2000
                                                ----------------- -----------------  ----------------- --------------
Net earnings (loss)                               $1,359,263        $  653,826         $4,519,838       $(1,787,024)

Other comprehensive earnings before income taxes:

Unrealized gains (losses) on securities
 available for sale                                 (564,704)          529,033         (1,687,589)          970,752

Reclassification adjustment for
 realized gains (loss) included in net
 earnings                                            120,207            (9,352)           126,018          (215,063)
                                                 -----------        -----------      -------------    --------------

   Total other comprehensive earnings (loss)
       before taxes                                 (444,497)          519,681         (1,561,571)          755,689

Income tax (benefit) expense related to
 items of comprehensive income                       (22,649)          104,245           (134,325)          (71,201)
                                                 ------------      ------------      --------------   --------------


   Other comprehensive earnings (loss) net of
   income taxes                                     (421,848)          415,436         (1,427,246)          826,890
                                                -------------       ----------       --------------    -------------

  Total comprehensive earnings (loss)           $    937,415        $1,069,262          $3,092,592        $(960,134)
                                                =============       ==========       ==============    =============


See accompanying notes to consolidated financial statements (unaudited).

             American Safety Insurance Group, Ltd. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of American Safety Insurance Group, Ltd. ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with generally accepted accounting principles of the United States and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

     The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1999.

     The  unaudited  interim  consolidated   financial  statements  include  the
accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated.

Note 2 - Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. The Company expects that adoption of SFAS No.
133, as amended by statement 138, will have an immaterial impact on the Company's consolidated financial position and results of operations.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures not previously required under SFAS No. 125. This statement is effective for all transfers and servicing of financial assets and liabilities occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, it is effective for fiscal years ended after December 15, 2000. The Company is currently assessing the impact of SFAS No. 140, but does not believe that the statement will have a material impact on the Company's consolidated financial position and results of operation.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 -- Revenue Recognition in Financial
Statements. SAB 101, as amended, is effective for fiscal years ended after December 15, 2000. The bulletin further defines when revenues are recognizable and provides a series of questions and answers related to specific revenue recognition topics. The Company does not expect the adoption of SAB 101 to have a material impact on the Company's consolidated financial position and results of operation.

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

     Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the

United States. If the activities of a foreign company are "continuous, regular, and considerable,"; the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and its Bermuda subsidiary's business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have a similar operational structure as American Safety.

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

Note 4 - Investments

     The amortized cost and estimated fair values of investments at December 31, 1999 and September 30, 2000 are as follows:


                                                                       Gross          Gross                          Amount at
                                                     Amortized       unrealized     unrealized     Estimated       which shown in
                                                        Cost           gains          losses       fair value    the balance sheet
                                                 --------------     ------------   -----------     ----------    ------------------
December 31, 1999:
 Securities available for sale:
    Fixed maturities:
      U.S. Treasury securities and obligations
         of U.S. Government corporations
         and agencies                             $17,475,473      $       -        $624,997      $16,850,476       $16,850,476
      Obligations of states and political
         subdivision                                6,526,137         38,835         104,972        6,460,000         6,460,000
      Corporate securities                         14,623,165          2,427         519,015       14,106,577        14,106,577
      Mortgage-backed securities                    3,433,949            209         156,655        3,277,503         3,277,503
                                                 ------------      ---------       ----------     -----------       -----------



       Total fixed maturities                      42,058,724          41,471      1,405,639        40,694,556       40,694,556

  Equity investments - common stocks                  169,448               -          5,480           163,968          163,968
                                                  -----------       ---------     ----------       -----------      ------------

    Total                                         $42,228,172       $  41,471     $1,411,119       $40,858,524      $40,858,524
                                                  ===========       =========     ==========       ===========      ===========

September 30, 2000:
 Securities available for sale:
    Fixed maturities:
      U.S. Treasury securities and obligations
         of U.S. Government  corporations and
         agencies                                 $24,677,991        $ 94,727     $  347,026       $24,425,692      $24,425,692
    Obligations of states and political
      subdivisions                                  9,618,550          65,489         57,628         9,626,411        9,626,411
    Corporate securities                            8,817,218           4,239        366,573         8,454,884        8,454,884
    Mortgage-backed securities                        486,958             588          7,775           479,771          479,771
                                                  -----------       ---------     -----------       -----------      ----------
           Total fixed maturities                  43,600,717         165,043        779,002        42,986,758       42,986,758

Equity investments - common stocks                    707,493               -              -           707,493          707,493
                                                  -----------       ---------     ----------       -----------      -----------

      Total                                       $44,308,210       $ 165,043       $779,002       $43,694,251      $43,694,251
                                                  ===========       =========     ==========       ===========      ===========

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

(c)  Information about segment profit or loss and assets:


                                                                    Nine Months Ended
                                                                      September 30,
                                                              1999                  2000
                                                              ----                  ----
     United States - Insurance

     Net Premiums Earned - All Other                        7,663,886           19,080,500
     Net Premiums Earned - Intersegment                    (2,870,232)          (5,935,873)
     Net investment income and interest on notes
        receivable                                            558,043            1,339,556
     Other revenues                                         2,895,906            3,469,266
                                                            ---------          -----------
     Total Revenues                                         8,247,603           17,953,449
     Depreciation and amortization expense                     71,097              132,283
     Equity in net earnings of subsidiaries                   436,628                    -
     Income taxes                                              33,782           (1,108,947)
     Segment loss                                             146,094           (2,089,586)
     Significant noncash items other than
        depreciation and amortization                               -                    -
     Property, plant and equipment                            228,762              547,964
     Total investments                                     19,231,658           41,001,732
     Total assets                                          42,690,975          119,650,975
     Total policy and contract liabilities                 18,797,327           60,037,244
     Total liabilities                                     33,292,874           92,490,080




                                                                    Nine Months Ended
                                                                      September 30,
                                                              1999                  2000
                                                              ----                  ----

United States - Real Estate

Net Premiums Earned - All Other                                    -                   -
Net Premiums Earned - Intersegment                                 -                   -
Net investment income and interest on Notes                        -                   -
Other revenues                                                     -                 150
                                                           ---------            --------
Total revenues                                                     -                 150
Depreciation and amortization                                      -              31,109
Equity in net earnings of subsidiaries                             -                   -
Income taxes                                                       -            (128,452)
Segment loss                                                       -            (238,555)
Significant noncash items                                          -                   -
Property, plant and equipment                                      -             222,189
Total investments                                                  -                   -
Total assets                                                       -          21,034,807
Total policy and contract liabilities                              -                   -
Total liabilities                                                  -          11,608,676

Bermuda

Net Premiums Earned - All Other                            1,917,501           1,858,475
Net Premiums Earned - Intersegment                         2,870,232           5,935,873
Net investment income and interest on notes
   receivable                                              3,621,767           1,914,722
Other revenues                                               249,941             632,955
                                                          ----------          -----------
Total revenues                                             8,659,441          10,342,025
Depreciation and amortization expense                              -              15,094
Equity in net earnings (loss) of subsidiaries              1,718,391          (1,193,346)
Income Taxes                                                       -                   -
Segment profit                                             4,373,744             541,117
Significant noncash items other than
   depreciation and amortization                                   -                   -
Property, plant and equipment                                865,587             825,769
Total investments                                         39,667,590          56,694,084
Total assets                                              92,384,858          86,960,497
Total policy and contract liabilities                     12,283,120          16,615,861
Total liabilities                                         14,510,049          18,947,298




                                                                    Nine Months Ended
                                                                      September 30,
                                                              1999                2000
                                                              ----                ----

Intersegment Eliminations

Net Premiums Earned - All Other                                    -                    -
Net Premiums Earned - Intersegment                                 -                    -
Net investment income and interest on notes                        -                    -
   receivable
Other revenues                                              (385,785)            (668,660)
                                                            ---------            ---------
Total revenues                                              (385,785)            (668,660)
Depreciation and amortization expense                              -                    -
Equity in net earnings of subsidiaries                    (2,155,019)           1,193,346
Income taxes                                                       -                    -
Segment profit (loss)                                              -                    -
Significant noncash items other than
   depreciation and amortization                                   -                    -
Property, plant and equipment                                      -                    -
Total investments                                         (9,397,445)         (46,593,347)
Total assets                                             (38,122,652)         (62,014,864)
Total policy and contract liabilities                     (6,200,361)          (8,929,945)
Total liabilities                                        (12,111,759)         (15,421,517)

Total

Net Premiums Earned - All Other                            9,581,387           20,938,975
Net Premiums Earned - Intersegment                                 -                    -
Net investment income and interest on notes
   receivable                                              4,179,810            3,254,278
Other revenues                                             2,257,958            3,433,711
                                                          -----------          -----------
Total revenues                                            16,521,259           27,626,964
Depreciation and amortization expense                         71,097              178,486
Equity in net earnings of subsidiaries                             -                    -
Income taxes                                                  33,782           (1,237,399)
Segment profit (loss)                                      4,519,838           (1,787,024)
Significant noncash items other than
   depreciation and amortization                                   -                    -
Property, plant and equipment                              1,094,349            1,595,922
Total investments                                         49,501,803           51,102,469
Total assets                                              96,953,181          165,631,415
Total policy and contract liabilities                     24,880,086           67,723,160
Total liabilities                                         35,691,164          107,624,537


Note 6 - Shareholder Matters

     During the quarter ended September 30, 2000, the Company repurchased 58,100 common shares at a total price of $228,050 in open market transactions pursuant to its share repurchase program.

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

Note 9 - Income Taxes

     Total income tax (benefit) for the nine months ended September 30, 1999 and 2000 were allocated as follows:


                                                      Nine Months Ended
                                                           June 30,
                                                    1999            2000
                                                    ----            ----
Tax benefit attributable to:
   Income (loss) from continuing operations        $33,782         $(1,237,399)
   Unrealized losses  on
        securities available for sale              (62,241)            (71,266)
                                                   --------        ------------

              Total                               $(28,459)       $ (1,308,665)
                                                   ========        ============

     U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:


                            Current          Deferred           Total
                            -------          --------           -----

September 30, 1999          (128,297)        162,079           33,782
September 30, 2000            74,120      (1,311,519)      (1,237,399)

     The state income tax components aggregated $134,017 and $(34,314) for the nine months ended September 30, 1999 and 2000, respectively.

     Income tax expense (benefit) for the period ended September 30, 1999 and 2000 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings (loss) before Federal income taxes as a result of the following:

                                                          September 30,
                                                    1999             2000
                                                    ----             ----

Expected income tax expense (benefit)              $1,548,231       $(1,028,304)
Foreign earned income not subject to U.S.
   taxation                                        (1,487,073)         (183,980)
Tax-exempt interest                                   (73,039)          (97,996)
State taxes and other                                  45,663            72,881
                                                  ------------     -------------
                                                  $    33,782       $(1,237,399)
                                                  ============     =============

     Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                December 31,       September 30,
                                                    1999                2000
                                                    ----                ----
Deferred tax assets:
         Loss reserve discounting               $  509,011           $  832,855
         Unearned premium reserves                 185,459              765,036
         Unrealized loss on securities              80,844              152,110
         Net operating loss carry forward                -              879,425
                                                ----------            ----------
              Gross deferred tax assets            775,314            2,629,426
                                                ----------            ----------

Deferred tax liabilities:
   Deferred acquisition costs                       42,087              513,414
                                                ----------           -----------
         Gross deferred  tax liabilities            42,087              513,414
                                                ----------           -----------

                 Net deferred tax asset         $  733,227           $2,116,012
                                                ==========           ===========

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

     During the past ten years, the Company operated in a generally soft market cycle which is characterized by excess insurance capacity and declining insurance premium rates. The Company's reported combined ratio for its insurance operations may not provide an indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries.

Forward Looking Statements

     This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various factors, including the outcome of the Company's lawsuit for rescission of the acquisition of an insurance agency and two related insurance companies, competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in insurance regulatory requirements and tax statutes, changes in levels of general business activity and economic conditions, and the Company's ability to integrate and operate acquired businesses and the risks associated with such businesses. With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in new construction, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. For additional factors which could influence the results of the Company's operating and financial performance, see the Company's filings with the Securities and Exchange Commission. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or
anticipates  will  or  may  occur  in  the  future  constitute   forward-looking
statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

            [The remainder of this page is intentionally left blank]

Results of Operations

     The following table sets forth the  Company's  consolidated  revenues:


                                                                                                    Three          Nine
                                                                                                   Months         Months
                                              Three Months                 Nine Months              Ended         Ended
                                          Ended September 30,          Ended September 30,        September     September
                                                                                                     30,           30,
                                      ---------------------------- ---------------------------  ------------- --------------
                                                                                                   1999 to       1999 to
                                          1999           2000          1999          2000           2000           2000
                                      -------------  ------------- ------------- -------------  ------------- --------------
                                                                      (Dollars in thousands)
                                      --------------------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
   Workers' compensation                $2,339         $3,598         $5,541        $9,229         53.8%            66.6%
      General liability and excess and
        surplus from affiliate             487          1,462          2,301         3,249        200.2              41.2
   Auto Liability                            6              -             28             -       (100.0)           (100.0)
                                        -------      ---------       -------        ------        -----             -----
        Total reinsurance                2,832          5,060          7,870        12,478         78.7              58.6

Primary insurance:
      Private Passenger Auto                 -            122              -           122            -                 -
   Prepaid Legal                             -              -              -             8            -                 -
   Excess and Surplus                        -            244              -           272            -                 -
   Commercial Line                           -          1,197              -         2,022            -                 -
   Workers' compensation                     -             91              -           253            -                 -
   Surety                                  694          2,866          1,711         5,784        313.0             238.0
                                       -------          -----          -----        ------        -----             -----
        Total primary insurance            694          4,520          1,711         8,461        551.3             394.5
                                        ------          -----          -----        -------      ------             -----
             Total net premiums earned   3,526          9,580          9,581        20,939        171.7             118.5
                                        ------          -----          -----        ------       ------             -----
Net investment income                      746            668          2,160         2,002        (10.5)             (7.3)
Interest on notes receivable               512            377          2,020         1,252        (26.3)            (38.0)
Commission and fee income:
Brokerage commission income                277            859            771         1,812        210.1             135.0
Management fees from affiliate             339            350          1,065         1,069          3.2               0.4
                                        ------        -------        -------       -------       ------            ------
     Total commission and fee income       616          1,209          1,836         2,881         96.3              56.9
                                        ------        -------        -------        ------       ------            ------
Net realized gains (losses)                120             (9)           218          (215)      (107.5)           (198.6)
Other income                               245             70            706           768        (71.4)              8.8
                                        ------        -------        -------       -------       -------           -------
      Total Revenues                    $5,765        $11,895        $16,521       $27,627        106.3%             67.2%
                                        ------        -------         ------       -------        ------            ------


     The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                       Three months ended                    Nine months ended
                                                          September 30,                        September 30,
                                                          -------------                        -------------

                                               1998         1999          2000         1998          1999         2000
                                               ----         ----          ----         ----          ----         ----
Insurance operations:
 Loss and loss adjustment expense ratio        63.9%        60.9%         52.0%        54.3%         59.6%        56.4%
 Expense ratio                                  4.1         15.0          32.1         33.7           9.2         32.7
                                               ----         ----          ----         ----         -----         ----
    Combined ratio                             68.0         75.9%         84.1%        88.0%         68.8%        89.1%
                                               ----         ----          ----         ----          ----         ----

Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

     Net Premiums Earned. Net premiums earned increased 171% from $3.5 million in the quarter ended September 30, 1999 to $9.6 million in the quarter ended September 30, 2000. The principal factors contributing to the increase for the quarter ended September 30, 2000 as compared to the prior period were the Company's assumption of workers' compensation reinsurance business, which increased by 54% from $2.3 million to $3.6 million, the Company's surety business, which increased by 313% from $694,000 to $2.9 million, the Company's assumption of general liability and excess and surplus reinsurance business, which increased by 200% from $487,000 to $1.5 million, and the Company's new commercial lines and primary excess and surplus lines of business, which generated net earned premiums of $1.2 million and $244,000, respectively, in the quarter ending September 30, 2000.

     Net Investment Income. Net investment income decreased 10.5% from $746,000 in the quarter ended September 30, 1999 to $668,000 in the quarter ended September 30, 2000 due to lower levels of invested assets. Average invested assets decreased to $48.2 million from $50.5 million when comparing third quarter 2000 with third quarter 1999. The main reason for this decrease relates to Treasury stock purchases made since September 30, 1999. The average pre-tax yield on investments was 5.9% in the quarter ended September 30, 1999 and 5.5% in the quarter ended September 30, 2000. The average after-tax yield on investments was 5.6% in the quarter ended September 30, 1999 and 4.4% in the quarter ended September 30, 2000. The reduction in the after tax yield is primarily due to the acquisition of American Safety Indemnity Company (formerly known as Trafalgar Insurance Company), which resulted in a substantial portion of the Company's bond portfolio being held by a United States subsidiary.

     Interest from Notes Receivable. Interest from notes receivable decreased 26% from $512,000 in the quarter ended September 30, 1999 to $378,000 in the quarter ended September 30, 2000, which primarily relates to the repayment of various loans, including the previously defaulted American Darico loan. The Company was successful in recovering all amounts that were due from the collateral securing repayment of the American Darico loan. As a result of the Company's refinancing of certain secured notes receivable from a borrower in the fourth quarter of fiscal year 2000, including the transfer of real estate to the Company as partial repayment of these notes receivable, there will be a reduction in interest on notes receivable on a going-forward basis.

     Brokerage Commission Income. Brokerage commission income increased 210% from $277,000 in the quarter ended September 30, 1999 to $859,000 in the quarter ended September 30, 2000 as a result of increased excess and surplus lines premium, with commissions recognized as revenue upon the inception of such policies written by the Company's non-subsidiary affiliate, American Safety Risk Retention Group, Inc. However, beginning in the third quarter of fiscal year 2000, policies are being written by the American Safety Indemnity Company, and such revenue will be recognized as premiums are earned over the life of the underlying policies.

     Management Fees. Management fees increased 3% from $339,000 in the quarter ended September 30, 1999 to $350,000 in the quarter ended September 30, 2000. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

     Net Realized Gains. Net realized gains decreased from $120,000 in the quarter ended September 30, 1999 to a loss of $9,000 for the quarter ended September 30, 2000 due to the sale of municipal bonds which were replaced with higher yield bonds.

     Other Income. Other income decreased from $245,000 in the quarter ended September 30, 1999 to $70,000 for the quarter ended September 30, 2000 as a result of lower fees generated by the Company's financial service subsidiary.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 131% from $2.1 million in the quarter ended September 30, 1999 to $5.0 million in the quarter ended September 30, 2000. The increase in loss and loss adjustment expense was primarily due to increased premium volume over the prior period.

     Acquisition Expenses. Policy acquisition expenses increased from $194,000 in the quarter ended September 30, 1999 to $1.9 million in the quarter ended September 30, 2000 primarily as a result of increased premium production in all lines of business.

     Payroll and Other Expenses. Payroll and other expenses increased 122% from $1.9 million in the quarter ended September 30, 1999 to $4.2 million in the quarter ended September 30, 2000 as a result of increases in salary, benefits and operating expense primarily due to our newer underwriting units and license fees for expanding our capability to direct write additional lines of business, increased premium tax expense on new direct insurance business, non-capitalizable expenses related to the development of the Harbour Village
project,   and  expenses   associated  with  the  Company's   financial  service
subsidiary.

     Income Taxes. Federal and state income taxes decreased from $188,000 in the quarter ended September 30, 1999 to $124,000 in the quarter ended September 30, 2000 due to decreased taxable income in the Company's U.S. subsidiaries. The decrease in taxable income was primarily due to increased underwriting expenses.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net Premiums Earned. Net premiums earned increased 118% from $9.6 million in the nine months ended September 30, 1999 to $20.9 million in the nine months ended September 30, 2000. The principal factors contributing to the increase for the nine months ended September 30, 2000 as compared to the prior period were the Company's assumption of workers' compensation reinsurance business, which increased net premiums by 67% from $5.5 million to $9.2 million, the Company's surety business, which increased by 238% from $1.7 million to $5.8 million, the Company's assumption of general liability and excess and surplus reinsurance business, which increased by 41% from $2.3 million to $3.2 million, and the Company's new commercial lines and primary excess and surplus lines business, which generated net earned premiums of $2.0 million and $272,000, respectively, in the nine months ended September 30, 2000.

     Net Investment Income. Net investment income decreased 7% from $2.16 million in the nine months ended September 30, 1999 to $2.0 million in the nine months ended September 30, 2000 due to a reduction in the investment portfolio, as a result of expenditures on acquisitions, real estate and treasury stock. The average annual pre-tax yield on investments was 5.7% in the nine months ended September 30, 1999 and 5.4% in the nine months ended September 30, 2000. The average annual after-tax yield on investments was 5.5% in the nine months ended September 30, 1999 and 4.4% in the nine months ended September 30, 2000. The reduction in the after tax yield is primarily due to the acquisition of American Safety Indemnity Company (formerly known as Trafalgar Insurance Company), which resulted in a substantial portion of the Company's bond portfolio being held by a United States subsidiary.

     Interest from Notes Receivable. Interest from notes receivable decreased 38% from $2.0 million in the nine months ended September 30, 1999 to $1.3 million in the nine months ended September 30, 2000, which primarily relates to the repayment of various loans, including the previously defaulted American Darico loan. The Company was successful in recovering all amounts that were due from the collateral securing repayment of the American Darico loan. As a result of the Company's refinancing of certain secured notes receivable from a borrower in the fourth quarter of fiscal year 2000, including the transfer of real estate to the Company as partial repayment of these notes receivable, there will be a reduction in interest on notes receivable on a going-forward basis.

     Brokerage Commission Income. Income from insurance brokerage operations increased 135% from $771,000 in the nine months ended September 30, 1999 to $1.8 million in the nine months ended September 30, 2000 as a result of increased excess and surplus lines premium, with commissions recognized as revenue upon the inception of such policies written by the Company's non-subsidiary affiliate, American Safety Risk Retention Group, Inc. However, beginning in the third quarter of fiscal year 2000, policies are being written by the American Safety Indemnity Company, and such revenue will be recognized as premium earned over the life of the underlying policies.

     Management Fees. Management fees increased from $1.06 million in the nine months ended September 30, 1999 to $1.07 million in the nine months ended September 30, 2000. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

     Net Realized Gains. Net realized gains decreased 198% from a gain of $218,000 in the nine months ended September 30, 1999 to a loss of $215,000 in the nine months ended September 30, 2000. The decrease is related to bond portfolio sales for the purchase of American Safety Indemnity Company.

     Other Income. Other income increased from $706,000 in the nine months ended September 30, 1999 to $768,000 for the nine months ended September 30, 2000. The increase principally relates to a commitment fee from the proposed sale of the Harbour Village project.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 112% from $5.6 million in the nine months ended September 30, 1999 to $11.8 million in the nine months ended September 30, 2000. This increase in loss and loss adjustment expense was primarily due to increased premium volume over the prior period.

     Acquisition Expenses. Policy acquisition expenses increased 448% from $865,000 in the nine months ended September 30, 1999 to $4.7 million in the nine months ended September 30, 2000 as a result of increased premium production in all lines of business.

     Expense Due to Rescission. Expense due to rescission was $3.5 million and relates to the rescission of the acquisition of a group of companies. See Note 8 to the Financial Statements.

     Payroll and Other Expenses. Payroll and other expenses increased 90% from $5.5 million in the nine months ended September 30, 1999 to $10.6 million in the nine months ended September 30, 2000 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs, increased premium tax expense on new direct insurance business, non-capitalizable expenses related to the development of the Harbour Village project, and expenses associated with the Company's financial service subsidiary.

     Income Taxes. Federal and state income taxes decreased from $34,000 in the nine months ended September 30, 1999 to a benefit of $1.2 million in the nine months ended September 30, 2000 due to decreased taxable income in the Company's U.S. subsidiaries. The decrease in taxable income was primarily due to expenses relating to rescission of the acquisition of a group of companies and increases in underwriting expenses. The Company has not set up a valuation allowance as it believes it will generate sufficient future taxable income to recover the net operating loss carryforward.

Liquidity and Capital Resources

     The Company historically has met its insurance-related cash requirements and financed its insurance-related growth principally through cash flows generated from operations. The Company's primary sources of cash flow for its insurance operations are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company's current cash flows are sufficient for its short-term needs and the Company's invested assets are sufficient for its long-term needs. The Company also purchases reinsurance to mitigate the effect of large claims and to stabilize demands on its liquidity.

     The Company's primary source of cash flow for its Florida real estate development is an acquisition, development, and construction loan from a bank. Proceeds from this loan are used for development and construction of the Harbour Village project.

     The Company expects that net operating losses will occur in the fourth quarter of fiscal year 2000 as a result of general administrative expenses relating to the Company's investment in new operating units exceeding revenue production, non-capitalizable expenses incurred in the development and construction of the Harbour Village project, and lower brokerage income as a result of excess and surplus lines premium written by the Company as opposed to being written by the Company's non-subsidiary affiliate.

     During the quarter ended September 30, 2000, the Company repurchased 58,100 common shares in open market transactions pursuant to its share repurchase program.

     On a consolidated basis, net cash provided from operations was $4.6 million for the nine months ended September 30, 1999 and $14.3 million for the nine months ended September 30, 2000. The positive cash flows for both periods were primarily attributable to net premiums written, and increases in reserves for unpaid losses. Since workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's loss reserves continue to earn investment income until claims payments are made.

     Total assets increased from $104.4 million at December 31, 1999 to $165.6 million at September 30, 2000, primarily due to increases in premiums receivable, reinsurance recoverables, deferred income tax, real estate investments and goodwill from the purchase of Trafalgar Insurance Company. Cash, invested assets and notes receivable were $73.0 million at December 31, 1999 and $91.5 million at September 30, 2000. The increase in cash, invested assets and notes receivable was primarily due to receipt of escrow deposits, increases in investment in real estate and cash flow from insurance operations. Other assets increased from $114,000 at December 31, 1999 to $1.6 million at September 30, 2000 as a result of $1.3 million collateral held which lowered the expense due to the Company's rescission of the acquisition of a group of companies.

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

     In January 1997, the Securities and Exchange Commission approved rule amendments regarding disclosures concerning derivative financial instruments, other financial instruments and derivative commodity instruments (the "Release"). The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a company in connection with its accounting for derivative financial instruments and derivative commodity instruments. As of September 30, 2000, the Company had no investments in derivative instruments.

     Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The project acquired by the Company through foreclosure in April 1999, has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. The number of residential condominium units planned for the project has been increased from 786 to 811. As of September 30, 2000, the Company's marketing efforts had generated nearly $60 million of pre-construction sales.

     It is anticipated that Harbour Village will be developed in three phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I. During the third quarter of fiscal year 2000, the Company drew down approximately $4 million from this loan facility. The anticipated construction cost for the entire Harbour Village project is in excess of $160 million over a three to five year period. Phase I of the development consists of construction of all site work including a 142-boat slip marina, 372 residential units, and amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

     Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of the Harbour Village project during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company's sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet the Company's future capital needs for the project.

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

Combined Ratio

     The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. The Company's reported combined ratio for its insurance operations may not provide an accurate indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries. Depending on the Company's mix of business going-forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of insurance programs to the Company.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as part of this Report:

               Exhibit No.               Description
               -----------               -----------

                      11                 Computation of Earnings Per Share

                      27                 Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2000.

                                 American Safety Insurance Group, Ltd.



                                 By:  /s/ Lloyd A. Fox
                                    ----------------------------------------
                                      Lloyd A. Fox
                                      President and Chief Executive Officer



                                 By:  /s/ Steven B. Mathis
                                     ---------------------------------------
                                      Steven B. Mathis
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                   Exhibit 11

             American Safety Insurance Group, Ltd. and subsidiaries
                        Computation of Earnings Per Share





                                                Three Months Ended                   Nine Months Ended
                                               --------------------                 ------------------
                                         September 30       September 30      September 30       September 30
                                             1999               2000              1999               2000
                                             ----               ----              ----               ----
Basic:
Earnings Available to Common
Shareholders....................         $1,359,263            $653,826       $4,519,838        $(1,787,024)
                                         ==========            ========       ==========        ============

Weighted Average Common Shares
Outstanding.....................          6,009,208           5,377,597        6,050,059          5,609,170

Basic Earnings (Loss) Per Common
Shares .........................         $      .23           $     .12        $     .75        $      (.32)
                                         ==========           =========        =========        ============

Diluted:
Earnings Available to Common
Shareholders....................         $1,359,263            $653,826       $4,519,838        $(1,787,024)
                                         ==========            ========       ==========         ===========

Weighted Average Common Shares
Outstanding.....................          6,009,208           5,377,597        6,050,059          5,609,170

Weighted Average Common Shares
Equivalents Associated with
Options.........................             18,459                   -           27,641              1,774

Total Weighted Average Common
Shares..........................          6,027,667           5,377,597        6,077,700          5,610,944
                                          =========           =========        =========          =========
Diluted Earnings per Common
Shares..........................          $     .23           $     .12        $     .74          $   ( .32)
                                          =========           =========        =========          ==========
