Form 10-K
period 2000-12-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2001-04-02
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2000

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

Registrant's telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
- -------------------                  -----------------------------------------

Common Stock, $0.01 par value               New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting common stock held by non-affiliates on March 10, 2001 was $22,658,517. For the purposes of this computation shares held by directors (and shares held by entities in which they serve as officers) and executive officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of Registrant.

The number of outstanding shares of Registrant's common stock on March 10, 2001 was 4,813,547.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from the Registrant's Proxy Statement for the 2001 Annual General Meeting of the Shareholders (the "2001 Proxy Statement").

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE GROUP, LTD.

Table of Contents

                                                                             Page
                                                                             ----
                                            PART I

                                            PART II
Item 5.    Market for the Registrant's Common Equity and
                Related Stockholder Matters.................................. 28
Item 6.    Selected Financial Data........................................... 28
Item 7.    Management's Discussion and Analysis of Results

Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................... 39

                                            PART III
Item 10.   Directors and Executive Officers of the Registrant................ 40
Item 11.   Executive Compensation............................................ 40
Item 12.   Security Ownership of Certain Beneficial Owners
                and Management............................................... 40
Item 13.   Certain Relationships and Related Transactions.................... 40

                                             PART IV
Item 14.   Exhibits, Financial Statements Schedules, and Reports
                on Form 8-K.................................................. 41

PART I

Item 1.    Business

General

        American Safety Insurance Group, Ltd. (the “Company” or “American Safety”) is a specialty insurance and financial services holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation risks and other specialty risks. The Company also provides a broad range of financial services and products to middle market businesses throughout the United States and is the owner/developer of a residential condominium and marina project in Ponce Inlet, Florida. Unless the context indicates otherwise, all references to the “Company” or “American Safety” refer to American Safety Insurance Group, Ltd. and its subsidiaries.

        American Safety was formed in Bermuda as a group captive insurance company in 1986 to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industry in the United States which had suffered from disruptive market cycles in the standard insurance market. The Company now provides specialty insurance coverages and services in all 50 states and principally markets its insurance programs through approximately 275 independent insurance agency and brokerage firms.

        The Company develops specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company’s specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers’ compensation, surety, commercial automobile and property, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, general construction and other specialty risks.

        The Company insures and places risks through its two U.S. insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity Company (“American Safety Indemnity”), as well as its U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. (“American Safety RRG”) and substantial unaffiliated insurance companies. The Company also reinsures and places, through the Company’s Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”), and substantial unaffiliated reinsurers, a portion of the risks underwritten directly by its two U.S. insurance subsidiaries, its risk retention group affiliate and other insurers. Substantially all of the reinsurance business that the Company currently assumes is for primary insurance programs that the Company has developed and underwritten.

        The Company also provides specialized insurance program development, underwriting, risk placement, reinsurance, program management, brokerage, loss control, claims administration and marketing services through American Safety Insurance Services, Inc. (“ASI Services”), its principal U.S. program development, underwriting, brokerage and administrative services subsidiary. The Company selects its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each risk profile. After determining its roles, the Company utilizes its insurance and reinsurance subsidiaries, its insurance brokerage and management services subsidiaries, and its risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income.

Industry Ratings

        In December 1995, A.M. Best Company (“A.M. Best”), an independent, nationally recognized insurance industry rating service and publisher, assigned a rating of “A (Excellent)” on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty Insurance Company (“American Safety Casualty”), its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”) and its non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. (“American Safety RRG”). The rating of “A (Excellent)” is the third highest of A.M. Best’s 16 letter ratings. A.M. Best’s ratings are an independent opinion of an insurer’s ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation. In June 1998, A.M. Best assigned a higher financial size rating (VII) on a group basis to American Safety representing capital and surplus in excess of $50 million as a result of the Company’s completion of its initial public offering in February 1998.

        In June 2000, A.M. Best reaffirmed its rating of “A (Excellent)” on a group basis to American Safety and assigned an “A (Excellent)” rating to its recently acquired excess and surplus lines insurance company, American Safety Indemnity.

         Alternative Insurance Market

         The alternative insurance market has developed over the past two decades to serve insureds whose insurance needs have not been adequately met by the standard insurance market. According to A.M. Best, the alternative insurance market has grown to approximately 48% of the total U.S. commercial property and casualty insurance market.

        Alternative insurance programs generally involve (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premium for standard insurance companies; and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a-captive programs, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program. Originally developed to respond to the needs of insureds for adequate insurance coverage and affordable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, direct access to the worldwide reinsurance market and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include lower and more stable costs, greater control by the client of its risk management program and an increased emphasis within the client’s organization on loss prevention and loss control.

Business Strategy

        The Company’s business strategy is to develop insurance programs for the environmental remediation industry and other specialty industries and risks. The Company targets niche insurance markets and opportunities where its expertise is required and where competition is limited. The Company seeks to generate underwriting profits, program management fees and brokerage commissions through such insurance programs. The Company utilizes a flexible approach to accomplish its strategy by combining (i) intensive underwriting, (ii) value-added services, including quality coverage enhancements, professional risk management, dedicated loss control and claims management, and (iii) superior service to insurance agents, brokers and insureds. Further, the Company differentiates itself by its ability to select its roles as program developer, primary underwriter, reinsurer, program manager and broker based on its assessment of each specialty risk profile.

        The Company’s financial services subsidiary, American Safety Financial Corp. (“American Safety Financial”), arranges debt and equity financing for middle market businesses, and provides integrated insurance and financial programs to a broad range of industries. The Company’s real estate development subsidiary, Ponce Lighthouse Properties, Inc., is the owner/developer of the Harbour Village Golf and Yacht Club (“Harbour Village”) project in Ponce Inlet, Florida. The Company organized Rivermar Contracting Company, a subsidiary, to be the general contractor for the construction of the Harbour Village project. The Company acquired the property which is being developed as Harbour Village through foreclosure in April 1999. Management believes the development of Harbour Village will provide significant value to the Company’s shareholders over the anticipated three to five year development period.

Insurance Program Development, Management and Administrative Operations

        The Company’s U.S. brokerage and management subsidiaries, in combination with the Company’s primary insurance and reinsurance companies, provide a broad range of dedicated services in connection with the development and implementation of specialty risk insurance programs.

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

        ASI Services has developed many of the Company’s primary insurance and reinsurance programs. ASI Services has also served since 1990 as the program manager for the Company’s risk retention group affiliate, providing it with program management, underwriting, loss control, brokerage, marketing and financial services pursuant to guidelines and procedures established by the board of directors of the risk retention group.

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

         Other Insurance Service Subsidiaries. The Company has three other U.S. subsidiaries engaged, under the direction of ASI Services, in various administrative and insurance agency services. Environmental Claims Services, Inc. operates as a specialized claims administration facility engaged in the administration and analysis of environmental and other specialty program claims. Sureco Bond Services, Inc. is a surety bond agency authorized to write contract performance and payment bonds for unaffiliated insurers. American Safety Purchasing Group, Inc. was formed to facilitate the provision of certain insurance coverages through a purchasing group (as defined by the Risk Retention Act) by licensed insurance companies.

Primary Insurance Operations

        The Company, through its two U.S. insurance subsidiaries and its risk retention group affiliate, provides primary casualty insurance in the alternative insurance market in all 50 states for environmental remediation risks and other specialty risks. The Company’s specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers’ compensation, surety, commercial automobile and property, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, general construction and other specialty risks.

        Environmental Insurance Programs. The Company has developed specialty insurance programs for a broad range of environmental concerns and believes that its intensive underwriting, dedicated loss control and claims management, and superior service orientation will enable it to expand its insurance program base to other environmental coverages not currently being provided. Since 1986, the Company’s insurance programs have helped asbestos abatement and other environmental remediation contractors and consultants, as well as property owners, perform remediation work in schools, hospitals, commercial, industrial and other facilities, thereby protecting school children, factory workers, and numerous public and private employees from the potential threat of environmental health hazards.

        The Company’s in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds’ technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. The Company’s in-house loss control department is also involved in the underwriting process, in reviewing technical work guidelines provided by insureds, such as safety and health practices and procedures, as well as inspecting contractor insureds’ environmental remediation project sites and recordkeeping throughout the United States.

         The Company's general and pollution liability policies for environmental risks cover bodily injury and property damage to third parties arising out of the operations of insureds, which may include losses arising from exposure to specific hazardous substances that are released during a remediation project. Coverages provided for professional liability protect insureds against claims arising out of bodily injury or property damage which occurs as a result of the performance of professional consulting, testing, laboratory and similar services, such as the failure to detect hazardous materials in connection with assessments for same, or the failure to properly design or monitor performance on remediation projects in accordance with contracts entered into by such insureds. The Company also provides workers' compensation coverage for contractors involved in environmental remediation, which may include risks such as occupational diseases from exposure to hazardous substances.

         The Company provides insurance coverage for a broad range of environmental risks, including:

        Asbestos Abatement. Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980‘s and sought insurance for risks involved with its business. Since 1986, the Company has provided general, pollution and professional liability coverages as well as workers’ compensation coverage for contractors, consultants, other businesses and property owners involved with asbestos abatement.

        Lead Abatement. The Company provides general, pollution and professional liability coverages and workers’ compensation coverage for lead paint abatement contractors, consultants and property owners in connection with the abatement of lead paint from both public and private facilities, including housing authority complexes.

        Underground Storage Tank Removal. The Company provides general, pollution and professional liability coverages as well as workers’ compensation coverage to contractors and consultants for the removal and replacement of underground storage tanks, including associated soil remediation activities attributed to leaking underground storage tanks.

        Other Hazardous Substances. The Company provides general, pollution and professional liability coverages, and workers’ compensation coverage in connection with the removal and remediation of other hazardous substances, including hazardous waste, polychlorinated biphenyls (PCBs) and various petroleum products.

        Other Environmental Risks. The Company provides environmental insurance coverages that offer protection against environmental exposures arising from general business or fixed site operations. Environmental impairment liability insurance is offered for varied purposes such as facilitating the financing of real estate transactions, transferring real estate and protecting against the release of hazardous substances from disposal sites.

        Surety. The Company’s U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 47 states and the District of Columbia primarily providing contract performance and payment bonds to environmental and general construction contractors. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a “Treasury Listed” or “T-listed” surety, enabling it to issue surety bonds for federal projects, as well as state and private projects that utilize such designation as a reference in determining the acceptability of surety companies. American Safety Casualty’s underwriting limitation, as determined by the Department of the Treasury as of July 1, 2000, was $501,000 on a per-bond basis; however, this limitation does not constrain the amount of a bond that can be written, provided that the excess exposure is protected with approved reinsurance or other methods prescribed by the Department of the Treasury. American Safety Casualty maintains reinsurance with approved reinsurers for the purpose of issuing bonds in excess of its underwriting limitation.

        The Company also provides insurance coverage for a broad range of specialty risks, including:

        Excess and Surplus Lines. The Company’s excess insurance subsidiary, American Safety Indemnity, writes excess and surplus lines insurance. These risks are generally of a specialized or unique nature which are not served by the standard insurance market. The Company’s excess and surplus lines insurance typically covers general liability and products liability.

        Commercial Lines. The Company’s U.S. insurance subsidiary, American Safety Casualty, writes commercial lines insurance for insureds, including retail stores, strip shopping centers, office buildings and hotel/motel franchisees. The Company’s commercial lines insurance typically covers general liability, property, burglary and theft, automobile liability and workers’ compensation. The Company obtains reinsurance for such risks and also protects its property exposure by obtaining catastrophe reinsurance.

        Program Business. The Company, through its U.S. brokerage and management services subsidiaries, works with brokers and program administrators to develop and design tailor-made programs for a wide range of specialty industries, including environmental, construction, pest control, bail bond, transportation and professional liability. The Company can serve as the policy-issuing insurer, place reinsurance, coordinate claims handling, implement loss control services, and complete regulatory filings as may be required by the program.

        Employee Leasing and Staffing Industry. The Company, through its U.S. insurance services subsidiary, American Safety Casualty, writes workers’ compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies. These insurance programs were originally developed to enable employee leasing and staffing industry companies to obtain environmental services industry clients; subsequently, these programs have been expanded to cover non-environmental clients as well. Staffing industry companies provide temporary employees to a broad range of industries and businesses, with the staffing companies directly employing the workers and remaining responsible for payroll, workers’ compensation insurance coverage and human resource functions.

        Underwriting. ASI Services’s underwriting staff handles all insurance underwriting functions for programs on which the Company assumes risk, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. ASI Services uses management information reports to measure risk selection and pricing in order to control underwriting performance. The principal underwriting factors used by ASI Services for underwriting liability, workers’ compensation and surety coverages, are a financially stable business, an established operating history, favorable loss histories and a demonstrated commitment to loss control practices.

        Claims. Claims arising under the policies and treaties issued or reinsured by the Company are reviewed and managed by ASI Services’s internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. For programs on which the Company assumes risk, ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

Reinsurance Assumed

        Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the risk(s) that the ceding company has assumed under the insurance policy or policies it has issued. A ceding company may purchase reinsurance for any number of reasons, including to obtain, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, and to enter into or withdraw from a line of business. Reinsurance can be written on either a quota share or excess of loss basis, under either a treaty or facultative reinsurance agreement.

        Substantially all of the reinsurance business that the Company currently assumes is for primary insurance coverages that the Company has developed and underwritten. The Company, through its reinsurance subsidiary, enters into treaties with its U.S. insurance subsidiary, its risk retention group affiliate and unaffiliated insurers with whom the Company has developed insurance programs. The Company reinsures, generally on an excess of loss basis, the general liability, pollution liability, professional liability, workers’ compensation and surety risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation, as well as programs for the employee leasing and staffing industry and other specialty risks.

         For the year ended December 31, 1999, of the $12.6 million of gross reinsurance premiums written by the Company, approximately $4.1 million was assumed from its risk retention group affiliate, with the balance of approximately $8.5 million assumed from unaffiliated insurers. For the year ended December 31, 2000, of the $22.6 million of gross reinsurance premiums written by the Company, approximately $7.9 million was assumed from its risk retention group affiliate, with the balance of approximately $14.7 million assumed from unaffiliated reinsurers.

        The Company’s assumed reinsurance business for general liability, pollution liability, and professional liability is written under excess of loss treaties primarily with its risk retention group affiliate. In the layer of the first $250,000 of loss per occurrence, the Company assumes 75% of the losses arising from claims covered under the policies written after the reinsured pays the first $100,000 of claims in the aggregate on an annual basis; and the reinsured retains 25% of the risk after payment of the aggregate amount.

        The Company’s two U.S. insurance subsidiaries cede certain risks on a quota share basis to the Company’s Bermuda reinsurance subsidiary in order to provide for a spread of risk among the respective companies as well as to increase the capacity of the Company’s U.S. insurance subsidiaries to write insurance business.

        Management’s reinsurance underwriting strategy is to utilize the underwriting expertise of ASI Services, the Company’s principal U.S. program development, underwriting and administrative services subsidiary, to practice discipline in selecting and retaining risks and structuring insurance programs which the Company reinsures. The Company’s reinsurance treaties with its two U.S. insurance subsidiaries and its risk retention group affiliate automatically cover primary insurance programs written by such insurers. The Company utilizes ASI Services to provide direct contact with reinsureds, either by underwriting or claim audits or periodic loss control visits to the insureds and the producing brokers, both to enhance the quality of the underwriting process and to develop and retain business relationships.

Selected Operating Information

        Gross Premiums Written and Produced. As a result of the Company’s roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, the Company is involved in a number of insurance and reinsurance premium and fee-generating activities. The Company places insurance and reinsurance with its insurance and reinsurance subsidiaries and its risk retention group affiliate, and also acts as an agency and broker for its risk retention group affiliate, unaffiliated insurers and reinsurers for which the Company receives brokerage commissions of approximately 10% of gross premiums written and produced. For the year ended December 31, 2000, the Company was involved with the placement of approximately $110.2 million of gross premiums through its various programs and subsidiaries.

        The following table sets forth the Company’s premiums written and produced for the years ended December 31, 1999 and December 31, 2000:

                                                           Year Ended                        Year Ended
                                                       December 31, 1999                 December 31, 2000
                                                  Gross      Ceded       Net        Gross      Ceded       Net
                                                  -----      -----       ---        -----      -----       ---
                                                                          (Dollars in thousands)
The Company                                     $ 23,405    $ 8,864   $ 14,541      $86,872   $44,872    $42,000
American Safety RRG (1)                            7,469                             18,683
Other Insurers and Reinsurers (2)                  5,926                             12,594
Less: Ceded from American Safety RRG to
     the Company (3)                              (4,560)                            (7,923)
                                                $ 32,240                           $110,226
  Represents premiums written by American Safety RRG, the Company's non-subsidiary affiliate.
  Represents premiums produced by the Company, as an agency and broker, for unaffiliated insurers and reinsurers.

  Represents premiums ceded to the Company from American Safety RRG.

         Net Premiums Written. The following table sets forth the Company's net premiums written by principal lines of insurance and reinsurance for the years ended December 31, 1999 and December 31, 2000:

Net Premiums Written        December 31, 1999             December 31, 2000
                            -----------------             -----------------
                                         (Dollars in thousands)

General Liability           $ 4,071         28.0%        $ 11,731         27.9%
Workers' Compensation         7,308         50.3           13,318         31.7
Surety                        1,997         13.7            8,387         20.0
Commercial Lines                520          3.6            4,293         10.2
Program Business                645          4.4            4,271         10.2
  Total                     $14,541        100.0%         $42,000        100.0%

        The following table sets forth the Company’s net premiums written by specialty industry for the years ended December 31, 1999 and December 31, 2000:

                                   December 31, 1999          December 31, 2000
                                   -----------------          -----------------
                                            (Dollars in thousands)
Environmental                   $ 9,424        64.8%      $17,545      41.8%
Employee Leasing                  3,898        26.8         9,226      22.0
Program Business and Other          377         2.6         6,602      15.7
Commercial Lines                    520         3.6         4,292      10.2
Excess & Surplus Lines              322         2.2         4,335      10.3
        Total                   $14,541       100.0%      $42,000     100.0%

        Commissions and Fees. The Company generates fee and commission income in connection with the Company’s program development and management, insurance and reinsurance brokerage services, and production and other insurance related services. Fee and commission income was $2.8 million for the year ended December 31, 1999, and $4.7 million for the year ended December 31, 2000.

        Combined Ratio. The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The following table compares the statutory combined ratios of the Company with the property and casualty industry over the past three years.

Combined Ratio (Statutory Basis)

                                          1998        1999         2000
                                          ----        ----         ----
The Company(1)(2)......................    79.4%       70.9%        80.9%
Property and casualty industry(3)......   105.6       107.5        110.3
  Data has been derived from the consolidated financial statements of the Company.

  Payments by American Safety Casualty and American Safety Indemnity to ASI Services for management services are included in the combined ratio.

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

                                                            1998                  1999                  2000
                                                            ----                  ----                  ----
                                                                    (In thousands, except ratio data)
Reinsurance :

        Gross Premiums Written                           $ 10,136              $ 12,584              $22,646
        Net Premiums Written                                8,996                11,647               20,448
        Net Premiums Earned                                 8,539                10,609               16,706
        Loss & Loss Adjustment Expense Ratio                 57.3%                 54.3%                73.7%
Primary:

        Gross Premiums Written                            $ 4,603              $ 10,821              $64,226
        Net Premiums Written                                  656                 2,894               21,552
        Net Premiums Earned                                   581                 1,516               10,099
        Loss & Loss Adjustment Expense Ratio                 41.5%                 35.2%                58.0%
Combined:

        Gross Premiums Written                           $ 14,739              $ 23,405              $86,872
        Net Premiums Written                                9,652                14,541               42,000
        Net Premiums Earned                                 9,120                12,125               26,805
        Loss & Loss Adjustment Expense Ratio                56.8%                 56.9%                69.0%
        Expense Ratio                                        23.9%                 16.7%                18.6%
                                                         --------            ----------               ------
        Combined                                            80.7%                 73.6%                87.6%
                                                         ========             =========                =====

        Significant fluctuations in demand for and supply of various casualty insurance and reinsurance lines of business have led to substantial price fluctuations over time. The Company’s management seeks to expand and contract various lines of business based on the relative favorability of the pricing environment for its products. As a writer of both primary insurance and reinsurance, the Company has additional flexibility to adjust its business mix in response to price differences in these markets and to utilize its knowledge of primary insurance markets to guide its assumption of insurance and reinsurance risks. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers’ compensation and excess and surplus lines.

Reinsurance Ceded

        The Company obtains reinsurance for its primary insurance and reinsurance operations from unaffiliated reinsurers to protect and mitigate the exposures of the Company. The Company’s reinsurance program for general and pollution liability risks operates on an excess of loss basis, with the Company’s maximum exposure, on a per occurrence basis, limited to $187,500. For excess and surplus lines business, the Company maintains a quota share and an excess of loss treaty. The Company’s maximum exposure, on a per occurrence basis, is limited to 30% of the first $500,000 of loss or $150,000. For surety business written by American Safety Casualty, the Company maintains an excess of loss treaty on a per bond and a per principal basis, thereby limiting the Company’s maximum exposure on a per principal basis to $250,000. For commercial lines business, the Company maintains various excess of loss treaties, limiting the Company’s maximum exposure, on a per occurrence basis, to $100,000. The Company also maintains catastrophe reinsurance excess of $500,000. For workers’ compensation reinsurance business assumed by the Company, the Company’s maximum exposure is $250,000 per occurrence, and aggregate stop loss reinsurance is maintained for losses above a 70% loss ratio. Some of the reinsurance treaties maintained by the Company for its protection have certain aggregate limits of liability.

        The Company purchases reinsurance for its primary insurance business lines and its reinsurance business. Gross reinsurance premiums ceded in 1999 were $8.9 million, which constituted 38% of the gross premiums written, and in 2000 were $44.9 million, which constituted 52% of the gross premiums written. The amount of reinsurance obtained by the Company varies with the line of business insured or reinsured. The Company has experienced increased reinsurance costs in 2001 as a result of a hardening reinsurance market.

        The Company evaluates the credit quality of the U.S. reinsurers and retrocessionaires to which it cedes business. The following table sets forth certain information relating to the Company’s unaffiliated reinsurers and retrocessionaires as of December 31, 2000.

                                                 for Year Ended      A.M. Best
           Reinsurers                          December 31, 2000     Rating(1)
           ----------                          -----------------     ---------
                                                 (In thousands)
Signet Star Reinsurance Company                   14,588                 A
Everest Reinsurance Co.                            3,855                 A+
Louisiana Pest Control Insurance Co.               3,476                 B+
Dorinco Reinsurance Co.                            2,142                 A
Transatlantic Reinsurance Co.                      1,713                 A++
Houston Casualty Company                           1,499                 A+
Folksamerica Reinsurance Co.                         579                 A
American Re-insurance Co.                            391                 A++
St. Paul Fire and Marine Insurance Co.               351                 A+
Reliance Insurance Co.                               351                 E
TIG Reinsurance Co.                                  331                 A
The Travelers Indemnity Co.                          320                 A++
Midwest Employers Casualty Co.                       274                 A
Sorema North America Reinsurance Co.                 249                 A
Hartford Fire Insurance Co.                          144                 A+
Overseas Partners U.S. Reinsurance Co.               129                 A
Odyssey Reinsurance Corp.                            114                 A
Sydney Reinsurance Corp.                              83                 A
Partner Reinsurance Co. of the U.S.                   72                 A++
Top Flight Insurance                                  72                 NR-2
General Reinsurance Corp.                             69                 A++
Doctors Company An Interinsurance Exchange            63                 A
PMA Capital Insurance Co.                             38                 A
GE Reinsurance Corp.                                  36                 A++
Commercial Underwriters Insurance Co.                  9                 A+
  A.M. Best rating currently assigned.

Loss and Loss Adjustment Expense Reserves

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

        Approximately 32% of the Company's net reserves relate to liability associated with its asbestos abatement and other environmental general liability insurance programs. Another 41% of net reserves are attributable to the workers' compensation insurance program. The 27% balance of reserves is spread among surety and other coverages.

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

         The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                             1998          1999          2000
                                             ----          ----          ----
                                                      (In thousands)

Gross losses and loss adjustment expense
   reserves at beginning of year            $ 11,572     $14,701       $20,413
Ceded reserves at beginning of year              779       1,841         6,065
                                            -------       -----       --------
Net losses and loss adjustment expense
    reserves at beginning of year             10,793      12,860        14,348
                                            -------      ------        -------
Add:
Incurred losses related to:
   Current accident years                     4,383       7,449         17,356
   Prior accident years                         794        (553)         1,150
                                             ------        -----     ---------
      Total incurred losses                   5,177       6,896        18,506
                                             ------       -----       -------
Less:
Claims payments related to:
   Current accident years                       103       1,707          4,291
   Prior accident years                       3,007       3,701          5,243
                                            -------       -----      ---------
      Total claims paid                       3,110       5,408          9,534
                                             ------       -----      ---------
Net losses and loss adjustment expense
   reserves at end of year                   12,860      14,348         23,320
Ceded reserves at end of year                 1,841       6,065         27,189
                                             ------       -----        -------
Gross losses and loss adjustment expense
   reserves at end of year                 $ 14,701     $20,413        $50,509
                                           ========     =======        =======

        The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1990 through 2000 for the Company’s primary insurance and reinsurance subsidiaries on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy” or deficiency depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                         1990     1991      1992      1993      1994      1995      1996      1997      1998      1999      2000
                         ----     ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
                                                (In thousands)
Reserves for unpaid losses
     and loss adjustment
     expense           $4,359   $4,552    $4,135    $4,798    $6,048    $8,288    $8,869    $10,793   $12,860   $14,348   23,320
Reserves re-estimated at
     December 31:
      1 year later      2,786   3,264     4,266      4,653     5,854    7,482     9,850     11,587    12,307    15,498
      2 years later     2,327   3,057     4,100      4,584     5,381    7,518     9,926     12,253    12,967
      3 years later     2,169   2,956     4,148      3,920     4,823    7,398     9,606     12,550        -
      4 years later     2,119   2,933     3,644      3,063     4,373    7,027     9,767         -         -
      5 years later     1,967   2,607     2,987      2,740     3,941    7,251        -          -         -
      6 years later     1,948   1,953     2,765      2,535    4,062        -         -          -         -
      7 years later     1,438   1,693     2,504     2,641         -        -         -          -         -
      8 years later     1,310   1,422     2,630         -         -        -         -          -         -
      9 years later     1,253   1,456        -          -         -        -         -          -         -
      10 years later   1,283    -            -          -         -        -         -          -         -
Cumulative redundancy
     (deficiency)      3,076    3,096     1,505      2,157     1,986    1,037     (898)     (1,757)    (107)    (1,150)
Cumulative amount of
     liability paid through
     December 31:
     1 year later         319      99       524        152       501      931     1,827      3,007     3,701    5,243
      2 years later       378     308       651        382       997    2,056     3,506      5,707     6,565
      3 years later       554     380       872        621     1,552    2,906     4,918      7,443        -
      4 years later       611     531     1,095        776     1,899    3,656     6,034         -         -
      5 years later       693     697     1,235      1,064     2,162    4,619        -          -         -
      6 years later       757     701     1,511      1,252     2,428       -         -          -         -
      7 years later       757     699     1,516      1,500        -        -         -          -         -
      8 years later       755     700     1,733         -         -        -         -          -         -
      9 years later       755     820        -          -         -        -         -          -         -
      10 years later      902      -         -          -         -        -         -          -         -
Net reserve
December 31                                                                                           12,860    14,348    23,320

Ceded Reserves                                                                                         1,841    6,065     27,189
                                                                                                      ------    -----     ------

Gross Reserve                                                                                         14,701    20,413    50,509
                                                                                                      ======    ======    ======

Investments

        The Company entered into an Investment Services Agreement with Invesco Capital Management, Inc. (“Invesco”) in September 1999 whereby Invesco provides investment advisory services to the Company, subject to the investment policies and guidelines established by the Company’s Board of Directors. The Company has consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. The Company’s investment strategy has been to increase its investments in high quality bonds, as opposed to equity securities, in order to avoid market fluctuations. The investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

        At December 31, 2000, the Company’s total assets of $207 million consisted of the following: cash, investments and notes receivable 53%; premiums receivable and agent’s balances 16%; reinsurance recoverables 24%; and other assets 7%. At December 31, 2000, the Company held investment grade fixed income debt securities valued at $46 million and secured notes receivable valued at $8.9 million which represented secured loans to unaffiliated parties, at or above market rates, secured by corporate and personal guarantees, real estate and other collateral.

        The Company’s cash and investments at December 31, 2000 totaled approximately $95 million, and were classified as follows:

                        Type of Investment      (In thousands)          Portfolio
                        ------------------                              ---------

Cash and short-term investments                     $ 25,214            24.9%
United States government securities                   31,455            31.1
Mortgage-backed securities                             1,592             1.6
Corporate bonds                                        3,620             3.6
Foreign investments                                    3,044             3.0
Municipal bonds                                        6,275             6.2
Equity securities                                        162             0.2
Real estate                                           29,786            29.4
                                                    --------            ----

         Total                                      $101,148           100.0%
                                                    ========           =====

The statement and fair values of the bond portfolio, classified by rating, as of December 31, 2000 were as follows:

         S&P's/Moody's Rating(1)      Value      on Balance Sheet    Total
        -----------------------          -----      ----------------    -----
                                                        (In thousands)

AAA/Aaa (including United States
 Treasuries of
$29,730)     ......................     $ 42,364         $ 42,364         92.1%
AA/Aa        ......................        1,455            1,455          3.2
A/A          ......................        1,973            1,973          4.3
BBB/Baa      ......................          194              194           .4
                                           -----           ------        -----
        Total......................     $ 45,986         $ 45,986        100.0%
                                          ======           ======        ======
  Ratings are assigned by Standard & Poor's ("S&P") or, if no S&P rating is available, by Moody's Investors Service Inc. ("Moody's").

        The National Association of Insurance Commissions ("NAIC") has a bond rating system by which it assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of

December 31, 2000, all of the Company's bond portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

         The weighted average maturity of the Company's bond portfolio at December 31, 2000 was 5.5 years. The composition of the Company's bond portfolio, classified by maturity, as of December 31, 2000 was as follows:

      Maturity                        Cost            Value
      --------                        ----            -----
                                           (In thousands)

Due in one year or less...........   $ 1 ,818        $ 1,825
Due from one to five years........     25,297         25,573
Due from five to ten years........     11,736         12,039
Due after ten years...............      4,984          4,957
Mortgage-backed securities........      1,563          1,592
                                      -------        -------
   Total         .................   $ 45,398       $ 45,986
                                       ======         ======
  Based on stated maturity dates with no prepayment assumptions.

         The Company's investment grade fixed maturity securities included mortgage backed bonds of $1.6 million, which are subject to risks associated with the variable prepayments of the underlying mortgage loans.

         At December 31, 2000, the Company had secured notes receivable from unrelated parties in the amount of $8.9 million. These notes mature over the next two years and carry interest rates between 9% to 12%. All of these loans are collateralized with various forms of real estate, and personal and corporate guarantees. At December 31, 2000, all payments on these notes were current. Of the three notes receivable from unrelated parties, one of these notes requires monthly interest payments at December 31, 2000. Accrued interest on this interest paying note was $15,000 at December 31, 2000, which represents current amounts due. Accrued interest on the interest accruing notes was $621,000 at December 31, 2000.

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

         American Safety transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety as the policy issuing carrier insuring general, pollution and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation. American Safety then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and American Safety has been an authorized reinsurer of American Safety RRG since 1988. The Company, through its insurance subsidiaries, participates in the business of American Safety RRG as its primary reinsurer under an excess of loss/quota share reinsurance arrangement. For policies written by American Safety RRG, the Company receives 45% of the premium and assumes 75% of the risk in the layer of the first $250,000 of loss per occurrence, subject to American Safety RRG's retention of the first $100,000 of loss in the aggregate each year. American Safety RRG also cedes 100% of the risk in the layer of $750,000 in excess of $250,000 per occurrence, 100% of the risk in the layer of $4 million in excess of $1 million, to unaffiliated reinsurers, and 100% of the risk in the layer of $10 million in excess of $5 million, to unaffiliated reinsurers.

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

         ASI Services acts as the program manager for American Safety RRG pursuant to the program management agreement and is authorized to solicit and accept applications for insurance and to issue insurance policies on behalf of American Safety RRG subject to guidelines and procedures established by the board of directors of American Safety RRG. For 2000, the program management agreement between American Safety RRG and ASI Services provided for payment of a monthly program management fee of $114,000 and a managing general agency commission of 10-15% of premium paid by insureds. The Company's recognized revenues from American Safety RRG for the years ended December 31, 1999 and December 31, 2000 are as follows:

                                         December 31, 1999    December 31, 2000
                                         -----------------   -----------------
                                                    (In thousands)

Assumed earned premiums from
 American Safety RRG....................    $ 3,449             $5,761
Ceded earned premiums to American
 Safety RRG      .......................      3,973              4,469
                                              -----              -----
Net premiums earned ....................       (524)             1,292
Management fees.........................        722              1,424
Brokerage commission income.............      1,080              2,515
Loss control fees.......................         75                  -

         In the table above, assumed earned premiums represent the assumption of a portion of liability risks by the Company from American Safety RRG, and ceded earned premiums represent the transfer of a portion of liability risks from the Company to American Safety RRG. Management fees include administrative services, underwriting services, claims administration services, financial, accounting, billing and collection services and consulting services.

        The Company derived approximately 6.1% ($1.4 million) of its revenues in 1999 and 14.5% ($5.2 million) of its revenue in 2000 from American Safety RRG for administrative and management fees, managing agent commissions, loss control fees, reinsurance intermediary fees and reinsurance premiums.

Insurance Regulation

        The Company’s primary insurance and reinsurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for the policyholders rather than to protect shareholders of insurance companies or their holding companies.

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

        Although the federal government does not directly regulate the business of insurance in the United States, federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the National Association of Insurance Commissioners (“NAIC”), federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities.

        Bermuda Regulation

        American Safety, as a licensed Bermuda insurance company, and its Bermuda reinsurance subsidiary, American Safety Re, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the “Bermuda Act”), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Minister of Finance (the “Minister”).

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

        U.S. Regulation

        American Safety, as a specialty insurance and financial services holding company, does not itself do business in the United States. The Company, through its U.S. subsidiaries, does business in the United States. The Company’s two U.S. insurance subsidiary’s operations are subject to state regulation where each is domiciled and where each writes insurance.

        American Safety Casualty, a U.S. insurance subsidiary domiciled in Delaware, was acquired by the Company in 1993. American Safety Casualty is currently licensed as a property and casualty insurer in 48 states and the District of Columbia. The insurer is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted insurer. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. No other state has examined American Safety Casualty since it was acquired by the Company. The insurance laws of Delaware place restrictions on a change of control of American Safety as result of its ownership of American

Safety Casualty. Under Delaware law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Delaware Insurance Department.

         American Safety Indemnity, a licensed insurer in the State of Oklahoma and an approved excess and surplus lines insurer in other states, is subject to state regulation. As an excess and surplus lines insurer, premium rates are not filed and approved with the various state insurance departments, but certain restrictions regarding the types of insurance written by excess and surplus lines insurers must be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the "admitted" market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if "admitted" insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be "approved" to write the type of insurance in the states where its surplus lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

        American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma was acquired by the Company in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 34 states and the District of Columbia. The insurer is subject to regulation examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. No other state has examined American Safety Indemnity since it was acquired by the Company. The insurance laws of Oklahoma place restrictions on a change of control of American Safety as a of its ownership of American Safety Indemnity. Under Oklahoma law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Oklahoma Insurance Department.

        American Safety Indemnity, as a licensed insurer in the State of Oklahoma, and as an approved excess and surplus lines insurer in other states, is subject to state regulation. As an excess and surplus lines insurer, premium rates are not filed and approved with the various state insurance departments, but certain restrictions regarding the types of insurance written by excess and surplus lines insurers must be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the license individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if “admitted” insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be “approved” to write the type of insurance in the states where surplus lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

Competition

        The casualty insurance and reinsurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer or reinsurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. The Company faces competition from a number of insurers who have greater financial and marketing resources and greater name recognition than the Company. Although the Company’s business strategy is to develop insurance programs for the environmental remediation industry, the employee leasing and staffing industry, as well as other specialty industries and risks by targeting niche markets where its expertise is required and where competition is limited, the Company nevertheless encounters competition from other insurance companies engaged in insuring risks in broader lines of business which encompass the Company’s niche markets and specialty programs, and such competition is expected to increase as the Company expands its operations.

Employees

        At December 31, 2000, the Company employed 115 persons, none of whom was represented by a labor union. ASI Services employs all of the Company’s employees and manages the Company’s U.S. business operations, while the Company’s Bermuda operations are managed under contract by Mutual Risk Management (Bermuda), Ltd., an unaffiliated party.

Item 2.    Properties

        The Company’s Bermuda offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal offices of the Company’s U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3..    Legal Proceedings

        The Company, through its subsidiaries, is routinely a party to pending or threatened litigation in the normal course of its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company’s financial condition.

        On January 6, 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance carrier operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal

Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurance carrier. The transactions were structured as stock acquisitions, with the purchase price payable by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held in escrow to secure the obligations of the sellers.

        When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit on April 21, 2000 in the United States District Court for the Northern District of Georgia to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The lawsuit is in the preliminary stages of pre-trial discovery.

Item 4..    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during fourth quarter of the fiscal year ended December 31, 2000.

Management of the Company

         The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

     Lloyd A. Fox..............55      President and Director

     Stephen R. Crim...........37      Executive Vice President

     Joseph D. Scollo, Jr......37      Senior Vice President - Operations

     Fred J. Pinckney..........53      General Counsel and Secretary

     Steven B. Mathis..........33      Chief Financial Officer

     J. Jeffrey Hood...........37      Senior Vice President-Technical Services

     Kenneth A. Schneider......40      Senior Vice President-Underwriting

        Lloyd A. Fox has been a director of the Company since 1996 and is President of the Company. Since 1990, Mr. Fox has headed the management of the Company’s U.S. subsidiaries. He assisted as general legal counsel in the formation of American Safety in 1986. Previously, Mr. Fox was an attorney for 16 years in Atlanta, Georgia, where his practice centered on insurance, the environmental and construction industries, as well as corporate and taxation matters. He received a juris doctor degree from the University of Michigan Law School in 1974 and a bachelor of science degree in pharmacy from Brooklyn College of Pharmacy in 1968.

         Stephen R. Crim is Executive Vice President of the Company and has been responsible for all underwriting functions since joining the Company in 1990.Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 14 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986.

         Joseph D. Scollo, Jr. is Senior Vice President - Operations of the Company since November 1998. Previously, Mr. Scollo served as senior vice president -operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 12 years experience in the insurance industry. Mr. Scollo received a bachelor of science degree in economics from Western New England College in 1985 and is a certified public accountant.

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

         Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously he was the Company's controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 11 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

        J. Jeffrey Hood is Senior Vice President-Technical Services of ASI Services and is responsible for loss control, claims and regulatory matters. Prior to joining the Company in 1990, Mr. Hood served as a loss control and safety coordinator for a national technical consulting firm for four years. Mr. Hood received a bachelor of science degree in petroleum engineering from Mississippi State University in 1985.

        Kenneth A. Schneider is Senior Vice President-Underwriting of ASI Services. Prior to joining the Company in 1997, Mr. Schneider was a senior vice president/managing director of Alexander & Alexander’s environmental underwriting, risk management and consulting division from 1993 to 1997, a regional manager for marketing and underwriting for The ERIC Group from 1990 to 1993, and an environmental business manager for AIG Consultants from 1989 to 1990. Mr. Schneider has 17 years experience in the insurance and environmental industry. Mr. Schneider received a masters of business administration degree from the George Washington University in 1988 and a bachelor of science degree in geology from Beloit College in 1983.

[The Remainder of this Page Intentionally Left Blank]

PART II

Item 5.     Market for the Registrant's Common Equity and Related
          Stockholder Matters

        The Company’s common shares commenced trading on the National Association of Security Dealers, Inc. ‘s National Market on February 13, 1998 as a result of the Company’s completion of its initial public offering. On February 5, 1999, the Company’s common shares were listed and traded on the New York Stock Exchange, Inc. under the symbol “ASI” and the Company’s prior listing on the National Association of Security Dealers, Inc.‘s National Market ceased. As of March 10, 2001, there were approximately 2,200 holders of the Company’s common shares.

        The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

         First Quarter           $  7.38         $ 5.50
         Second Quarter             5.94           3.75
         Third Quarter              4.63           3.75
         Fourth Quarter             6.94           3.25

        The Company does not anticipate paying cash dividends on its common shares in the foreseeable future. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company’s current plans are for its insurance and reinsurance subsidiaries to retain their capital for growth.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet data have been derived from the audited financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Report.

        Year Ended December 31,

                                          1996         1997          1998              1999        2000
                                          ----         ----          ----              ----        ----
                                                    (In thousands, except per share and ratio data)
Income Statement Data:
Revenues:
Direct and assumed premiums earned    $  5,316      $ 10,590      $ 13,114      $ 18,140        $54,079
  Ceded premiums earned.........        (1,044)       (2,243)       (3,994)       (6,015)       (27,274)
                                        -------     ---------     ---------       -------       --------
  Net premiums earned...........         4,272         8,347         9,120        12,125         26,805
  Net investment income.........         1,207         1,647         2,847         2,878          2,605
  Interest on notes receivable..           885           798         2,409         2,614          1,531
  Brokerage commission income...         2,341         2,589         1,183         1,389          3,291
  Management fees from affiliate           479           601         1,344         1,386          1,425
  Net realized gains (losses)              177            84           443           174           (518)
  Other income..................             5            14            24           921            939
                                     ----------   ----------     -----------    --------      ---------
      Total revenues............         9,366        14,080        17,370        21,487         36,078
                                       -------       -------      --------        ------         ------

Expenses:
  Losses and loss adjustment expenses
      incurred                           2,056         4,093         5,177         6,896         18,506
  Acquisition expenses                     646         2,336         1,192           894          3,792
  Other expenses                         3,570         4,084         5,246         7,694         12,758
  Expenses due to rescission                 -             -             -            -           3,542
  Total expenses                         6,272        10,513        11,615        15,484         38,598
                                         -----        ------        ------        ------         ------
       Earnings (loss) before
          income taxes                   3,094         3,567         5,755         6,003         (2,520)
Income Taxes                               177           356          (199)           83         (1,157)
                                       -------       -------       --------      --------       --------
Net earnings (loss)                    $ 2,917       $ 3,211       $ 5,954       $ 5,920        $(1,363)
                                       =======       =======       =======       =======        ========
Net diluted earnings (loss) per share $   0.98      $   1.08      $   1.04      $   0.98         $(0.25)
Common shares and common share
          equivalents used in
          computing net diluted
          earnings per share             2,964         2,964         5,738         6,032          5,497

GAAP Ratios:
Loss and loss adjustment expense ratio     48.1%      49.0%         56.8%          56.9%         69.0%
Expense Ratio                              29.3       32.8          23.9           16.7          18.6
Combined ratio                             77.4%      81.8%         80.7%          73.6%         87.6%
Net premiums written to Equity              0.3x       0.4x          0.2x           0.3x          0.7x

Statutory Ratios:
Loss and loss adjustment expense ratio     48.1%      49.0%         56.8%          56.9%         69.1%
Expense ratio                              27.1       30.5          22.6           14.0          11.8
Combined ratio                             75.2%      79.5%         79.4%          70.9%         80.9%

Balance Sheet Data (at end of period)
Total investments                     $ 17,964     $ 29,341      $ 51,048         $59,648     $  91,247
Total assets                            31,299       47,668        86,147         104,017       207,298
Unpaid losses and loss adjustment
   expenses                              8,914       11,572        14,700          20,413        50,509
Total liabilities                       13,267       25,827        26,878          42,978       149,495
Total shareholders' equity              18,032       21,841        59,269          61,039        57,803

Item 7.     Management's Discussion and Analysis of Results of Operations and
              Financial Condition

        The information in the following discussion is presented on the basis of generally accepted accounting principles (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are approximations.

Results of Operations

        The following table sets forth the Company’s consolidated revenues:

                                                                                             Percent Increase
                                                     Year Ended December 31,                      Decrease
                                                     -----------------------                      --------
                                                                                           1998 to        1999 to
                                                1998            1999           2000         1999           2000
                                                ----            ----           ----         ----           ----
                                                          (In thousands)

Net Premiums earned:
   Reinsurance:
        Workers' Compensation                 $ 6,066        $ 7,384        $11,151         21.7%          51.0%
   General Liability                            2,381          3,149          5,479         32.3           74.0
   Auto Liability                                  96             30              -        (68.8)             -
                                                -----         ------         ------        ------         -----
          Total reinsurance                     8,543         10,563         16,630         23.6           57.4
                                                -----         ------         ------         ----          -----

   Primary Insurance:
        Commercial Lines                            -             39          2,638          -          6,664.1
        Workers' Compensation                       -              -            249          -              -
        Surety                                     577          1,302         4,539        125.6          248.6
        General Liability                           -              -            845          -                -
        Program Business                            -            221          1,904          -            761.5
                                               ------         ------         ------       ------          -----
          Total primary insurance                 577          1,562         10,175        170.7          551.4
                                               ------         ------         ------        -----        -------
               Total net premiums earned        9,120         12,125         26,805         32.9          121.1
                                               ------         ------         ------       ------        -------

Net Investment Income                           2,847          2,878          2,605          1.1           (9.5)
Interest on notes receivable                    2,409          2,614          1,531          8.6          (41.4)
Commission and fee income:
     Brokerage commission income                1,183          1,389          3,291         17.4          136.9
     Management fees from affiliates            1,344          1,386          1,425          3.1            2.8
                                               ------         ------          -----          ---        -------
         Total commission and fee income        2,527          2,775          4,716          9.8           69.9
                                                -----         ------          -----         ----         ------

Net realized gains (losses)                       443            174           (518)       (60.7)        (397.7)
Other income                                       24            921            939      3,737.5            2.0
                                             --------        -------        -------     ----------      --------
               Total Revenues                $ 17,370        $21,487        $36,078         23.7%          67.9%
                                             --------        -------        -------     ----------      --------

- -

         The following table sets forth the components of the Company's statutory combined ratio for the period indicated:

Insurance Operations
   Loss & Loss Adjustment Expense  Ratio          56.8%       56.9%     69.1%
   Expense Ratio                                  22.6        14.0      11.8
                                                  -------     -------   ----
        Combined Ratio                            79.4%       70.9%     80.9%
                                                  =====       =====     =====

Year Ended December 31, 2000 to Year ended December 31, 1999

        Net Premiums Earned. Net premiums earned increased 121.1% from $12.1 million in 1999 to $26.8 million in 2000. The principal factors accounting for the increase were an increase in workers’ compensation premiums by 54.4% or $4.0 million, an increase of general liability reinsurance premiums by 100.8% or $3.2 million, an increase in surety premiums by 248.6% or $3.2 million, an increase in commercial lines premiums by 6,664% or $2.6 million, and an increase in program business premiums by 761.5% or $1.7 million.

        Net Investment Income. Net investment income decreased 9.5% from $2.9 million in 1999 to $2.6 million in 2000 as a result of higher levels of short term investments to enable the Company to fund its stock repurchase programs. The average annual pre-tax yield on investments was 5.8% in 1999 and 4.8% in 2000. The average annual after-tax yield on investments was 5.4% in 1999 and 4.0% in 2000.

        Interest from Notes Receivable. Interest from notes receivable decreased 41.4% from $2.6 million in 1999 to $1.5 million in 2000. The main reason for the decrease relates to repayment of various loans. Average notes receivable has decreased to $10.9 million from $14.6 million. The average annual pretax yield on notes receivable was 18.0% and 12.2% in 1999 and 2000, respectively.

        Brokerage Commission Income. Income from insurance brokerage operations increased 136.9% from $1.4 million in 1999 to $3.3 million in 2000 as a result of increased commissions derived from insurance premiums produced through the Company’s risk retention group affiliate. However, commencing in late fiscal 2000 a portion of these insurance premiums are being written by the Company (rather than the Company’s risk retention group affiliate), and revenues will be recognized as premiums earned over the life of the underlying policies and not recognized as brokerage commission income.

        Management Fees. Management fees received from the Company’s risk retention group affiliate increased 2.8% from $1.39 million in 1999 to $1.43 million in 2000 and is consistent with the prior year.

        Net Realized Gains. Net realized gains (losses) from the sale of investments decreased from a gain of $174,000 in 1999 to a loss of $518,000 in 2000. These losses were realized from the sale of bonds in the Company’s investment portfolio.

        Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 168.3% from $6.9 million in 1999 to $18.5 million in 2000 primarily due to an increase in net earned premiums and release of reserve redundancies in 1999. Increases in general liability, workers’ compensation and surety business accounted for the largest portion of the increase in loss and loss adjustment expenses.

        Acquisition Expenses. Acquisition expenses increased 324.3% to $3.8 million from $894,000 as a result of increased production of surety, commercial lines and powersports premiums, which are product lines that produce higher acquisition expenses. Premium tax expense has increased to $1.0 million from $341,000 due to higher volumes of direct premiums earned.

        Payroll and Other Expenses. Payroll and other expenses increased 66.2% from $7.7 million in 1999 to $12.8 million in 2000. The principal factors accounting for the result were payroll and related expenses increased $2.5 million in part due to increased staffing of the Company's newer business units; operating expenses associated with the Company's financial services subsidiary increased to $430,000 for the year due to additional staff and related expenses; noncapitalized expenses associated with the Company's Harbour Village real estate development were $542,000; and expenses for licenses and fees increased $525,000 as the Company expanded its capability to direct write more lines of insurance business.

        Expense Due to Rescission. Expense for rescission was $3.5 million for 2000 as a result of the rescission of the previously acquired Michigan agency and two related insurance companies.

         Income Taxes. Federal and state income taxes decreased from an expense of $82,722 in 1999 to a benefit of $1.2 million in 2000 due to decreased taxable income in the Company's U.S. subsidiaries and as a result of the rescission charge.

Year ended December 31, 1999 to Year ended December 31, 1998

        Net Premiums Earned. Net premiums earned increased 32.9% from $9.1 million in 1998 to $12.1 million in 1999. The principal factors accounting for the result were an increase of workers’ compensation reinsurance premiums by 21.7% or $1.3 million, an increase of general liability reinsurance premiums by 32.3% or $768,000 and an increase of surety premiums by 125.6% or $725,000.

        Net Investment Income. Net investment income increased 1.1% from $2.8 million in 1998 to $2.9 million in 1999 as a result of the investment of additional cash flows from insurance operations offset by additional investments in notes receivable and real estate. The average annual after-tax yield on investments was 6.7% in 1998 and 5.4% in 1999. The average annual after-tax yield on investments was 5.4% in 1999 and 4.0% in 1999.

        Interest from Notes Receivable. Interest from notes receivable increased 8.5% from $2.4 million in 1998 to $2.6 million in 1999 as a result of an increase of the average outstanding secured notes receivable. The average annual pretax yield on notes receivable was 22.4% and 18.0% in 1998 and 1999, respectively.

        Brokerage Commission Income. Income from insurance brokerage operations increased 17.4% from $1.1 million in 1998 to $1.4 million in 1999 as a result of increased commissions derived from insurance business produced through the Company’s risk retention group affiliate which was offset by lower commissions from the Company’s brokerage operations.

        Management Fees. Management fees increased 3.1% from $1.3 million in 1998 to $1.4 million in 1999 as a result of increased service levels provided by the Company to its risk retention group affiliate.

         Net Realized Gains. Net realized gains from the sale of investments decreased from $443,00 1998 to $174,000 in 1999.

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

         Acquisition Expenses. Policy acquisition expenses decreased 25% from $1.2 million in 1998 to $894,000 in 1999.

        Payroll and Other Expenses. Payroll and other expenses increased 53.6% from $5.2 million in 1998 to $7.7 million in 1999 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs combined with operating expenses from the Company’s new financial services subsidiary.

         Income Taxes. Federal and state income taxes increased from a benefit of $199,244 in 1998 to an expense of $82,722 in 1999 due to increased taxable income in the Company's U.S. subsidiaries.

        Certain items reflected in the Net Premiums Earned, Brokerage Commission Income, Management Fees, Acquisition Expenses and Payroll and Other Expenses categories above have been reclassified to conform to the presentation in the Company’s consolidated financial statements for fiscal year 2000. These reclassified items had no effect on the previously reported net earnings or shareholders’ equity of the Company.

Liquidity and Capital Resources

        The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers’ compensation and excess and surplus lines. The Company’s primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees. The Company’s short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Management believes that the Company’s current cash flows are sufficient for the short-term needs of its insurance business and the Company’s invested assets are sufficient for the long-term needs of its insurance business. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity.

         On a consolidated basis, net cash provided from operations was $2.4 million for 1998, $5.5 million for 1999 and $24.4 million for 2000. The positive cash flows for said periods were primarily attributable to net premiums written and net earnings. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claim payments are made.

        Total assets increased from $86.1 million at December 31, 1998 to $104.4 million at December 31, 1999, and to $207.3 at December 31, 2000, primarily due to increases in premiums receivable, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $72 million at December 31, 1998 to $73 million at December 31, 1999, and to $100.1 million at December 31, 2000, as a result of increases in net premiums written and investment income and real estate. At December 31, 2000, the Company has repurchased 1,267,200 shares of its common stock at a total cost of $7.1 million since January 1999.

        American Safety is an insurance and financial services holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. American Safety’s ability to pay dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to pay dividends to

-35--

American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.

        Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club (“Harbour Village”), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. As of February 28, 2001, the Company’s marketing efforts had generated approximately $80 million of pre-sales of condominium units and boat slips.

         It is anticipated that Harbour Village will be developed in three Phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project. Through December 31, 2001, the Company had borrowed approximately $11 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million over a three to five year period. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of the Harbour Village project during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company’s sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet the Company’s future capital needs for the project.

Income Taxes

        American Safety is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act

1966, which exempts American Safety and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company’s U.S. subsidiaries are subject to taxation in the United States.

Impact of Inflation

        Property and casualty insurance premiums are established before the amounts of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect such expenses is known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums consistent with anticipated inflation, in which event the Company, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on the Company’s investment income.

Combined Ratio

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. The Company’s reported combined ratio for its insurance operations may not provide an accurate indication of the Company’s overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries. Depending on the Company’s mix of business going forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of insurance programs to the Company.

Reserves

        Certain of the Company’s insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation risks, as well as workers’ compensation policies, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, opinions and rate studies. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that the ultimate payments will not materially exceed the Company’s reserves.

Forward Looking Statements

        This Report contains certain forward-looking statements within the meaning of United States’ securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village property, such forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in new construction, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s Consolidated Balance Sheets includes assets whose estimated fair values are subject to market risk. The primary market risks to the Company are equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. The Company has no direct commodity or foreign exchange risk as of December 31, 2000. The estimated fair value of the Company’s investment portfolio at December 31, 2000 was $91 million, 78%

of which was invested in fixed maturities and short-term investments, and 33% of which was invested in real estate.

         Equity Price Risk

        The Company invests funds in equity securities which have historically, over long periods of time, produced higher returns relative to fixed income investments. The Company intends to hold these investments over the long term. This focus on long-term total investment returns may result in variability in the level of unrealized investment gains and losses from one period to the next. The changes in the estimated fair value of the equity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

        The table below summarizes the Company’s equity price risk and shows the effect of a hypothetical 20% increase and a 20% decrease in market prices as of December 31, 2000. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

                        Estimated                             Value after        Percentage Increase
                      Fair Value at       Hypothetical       Hypothetical           (Decrease) in
                    December 31, 2000     Price Change     Change in Prices      Shareholders' Equity
- -----------------   -----------------     -----------      ----------------      ---------------------
Equity Securities         $ 162           20% increase        $ 194                     0.1%
                                          20% decrease          130                    -0.1

        Interest Rate Risk

        The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

        Approximately three quarters of the Company’s investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, the fair value of the fixed maturity portfolio rises. The changes in the fair market value of the fixed maturity portfolio are presented as a component shareholders’ equity in accumulated other comprehensive income, net of taxes.

        The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company’s liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

        The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2000. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                              Estimated Fair             Percentage
         Fixed Maturity            Estimated Fair      Estimated Change         Value after         Increase (Decrease)
          Investments                 Value at         in Interest Rate        Hypothetical          in Shareholders's
                                    December 31,       (bp=basis points)    Change in Interest             Equity
                                        2000                                       Rate
- --------------------------------  -----------------  --------------------- ---------------------  ------------------------
Total Fixed Maturity              $61,298            200bp decrease            $ 64,629                      5.8%
Investments (including                               100bp decrease              62,892                      2.8
short-term investments)                              100bp increase              59,732                     -2.7
                                                     200bp increase              58,248                     -5.3

- --------------------------------  -----------------  --------------------- ---------------------  ------------------------

Item 8.    Financial Statements and Supplementary Data

        The Company’s consolidated financial statements required under this Item 8 are included as part of Item 14 of this Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

         None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2001 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Part I, Item 4 of this Report.

Item 11.    Executive Compensation

        The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2001 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2001 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2001 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

PART IV

         (a)      Financial Statements Schedules, and Exhibits

              1.      Financial Statements

The following is a list of financial statements, together with reports thereon, filed as part of this Report:

          -    Independent Auditors' Report

          -    Consolidated Balance Sheets at December 31, 1999 and 2000

          -    Consolidated Statements of Earnings for the Years Ended December
               31, 1998, 1999 and 2000

          -    Consolidated Statements of Shareholders' Equity for the Years Ended
               December 31, 1998, 1999 and 2000

          -    Consolidated Statements of Cash Flows for the Years Ended December
               31, 1998, 1999 and 2000

          -    Consolidated Statements of Comprehensive Earnings for the Years
               Ended December 31, 1998, 1999 and 2000

          -    Notes to Consolidated Financial Statements

  2.           Financial Statement Schedules

The following is a list of financial statement schedules filed as part of this
Report:

              Schedule Number                                             Page
              ---------------                                             ----

         -    Schedule II      -  Condensed Financial Statements          91
                                   (Parent only)
         -    Schedule III     -  Supplemental Information                92

         -    Schedule IV  -  Reinsurance                                 93

Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

  3.      Exhibits

          The following is a list of exhibits required to be filed as part of this
          Report:

              Exhibit

              Number                            Title
              ------                            -----

              3.1*      Memorandum of Association of the Company

              3.2*      Form of Bye-Laws of the Company

              4.1*      Common Share Certificate

             10.1*      Employment Contract between the Company and Lloyd A.  Fox

             10.2*      Incentive Stock Option Plan

             10.3*      Directors Stock Award Plan

             10.4**     Lease Agreement between 1845 Tenants-In-Common (formerly
                        known as Windy Hill Exchange, L.L.C.) and American Safety
                        Insurance Services, Inc. (formerly known as Environmental
                        Management Services, Inc. ) for office space in Atlanta, Georgia.

             10.5*      Program Management Agreement between Synergy Insurance
                        Services, Inc. (now known as American Safety Insurance
                        Services, Inc.) and American  Safety Risk Retention Group, Inc.

             21         Subsidiaries of the Company

                *Incorporated by reference to the Exhibits to Registrant’s Amendment No. 1 to
                 Registration Statement filed January 27, 1998 on Form S-1 (Registration No.
                 333-42749)

                **Incorporated by reference to the Exhibits to Registrant’s Registration Statement
                  filed December 19, 1997 on Form S-1 (Registration No. 333-42749)

   (b)      Reports on Form 8-K:

            No reports on Form 8-K were filed during the fourth quarter of the year ended
            December 31, 2000.

- -

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                         By:
                            --------------------------------------
                             Lloyd A.  Fox
                             President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 2001.

- -------------------------------------
Lloyd A.  Fox                           President and Director
                                        (Principal Executive Officer)
- -------------------------------------
Steven B.  Mathis                       Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

- -------------------------------------
Frederick C.  Treadway                  Chairman of the Board of Directors

- -------------------------------------
David V.  Brueggan                      Director

- -------------------------------------
Cody W.  Birdwell                       Director

- -------------------------------------
William O.  Mauldin, Jr.                Director

- -------------------------------------
Thomas W.  Mueller                      Director

- -------------------------------------
Timothy E.  Walsh                       Director

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES Consolidated Financial Statements December 31, 1999 and 2000 With Independent Auditors' Report Thereon

Independent Auditors' Report

The Board of Directors
American Safety Insurance Group, Ltd.:

We have audited the consolidated financial statements of American Safety Insurance Group, Ltd. and subsidiaries as listing in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Group, Ltd. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                            KPMG

Hamilton, Bermuda
March 9, 2001

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1999 and 2000

  Investments:
     Securities available for sale, at fair value:
       Fixed maturities                     $ 40,694,556         $45,985,656
       Common stock                              163,968             162,322
     Investment in real estate                12,039,842          29,786,224

     Short-term investments                    6,749,791          15,312,377
                                             -----------          ----------

           Total investments                  59,648,157          91,246,579

  Cash                                           427,154           3,784,102
  Restricted cash                                      -           6,117,682
  Accrued investment income                    2,783,663           1,543,675
  Notes receivable:
     Related parties                           1,700,000                   -
     Other                                    11,255,264           8,878,018
  Premiums receivable                         12,239,544          33,344,382
  Commissions receivable                           5,948                   -
  Ceded unearned premium                       4,591,075          22,190,095
  Reinsurance recoverable                      6,065,502          27,929,794
  Funds on deposit                               353,407             298,000
  Due from affiliate                           2,088,748             985,320
  Income tax recoverable                               -             160,333
  Deferred income taxes                          733,227           1,543,272
  Deferred acquisition costs                     274,701           3,039,144
  Property, plant and equipment                1,234,294             935,743
  Prepaid items                                  267,594           1,755,191
  Goodwill                                       234,467           1,553,863
  Other assets                                   113,846           1,992,923
                                               ---------         -----------

           Total assets                     $104,016,591        $207,298,116
                                             ===========         ===========

                     Liabilities and Shareholders' Equity
                     ------------------------------------

  Liabilities:
     Unpaid losses and loss adjustment
         expenses                                               20,413,236          50,508,627
     Unearned premiums                                           9,159,399          41,953,354
     Reinsurance on paid losses and loss
         adjustment expenses                                     1,419,536             928,865
     Reinsurance deposits on retroactive contract                   48,375
     Ceded premiums payable                                      6,739,068          24,311,656
     Due to affiliate:
       Ceded premiums payable                                    1,636,207             567,786
       Reinsurance on paid losses and loss
         adjustment expenses                                        79,198             229,790
     Escrow deposits                                                     -           6,200,182
     Accounts payable and accrued expenses                       1,893,470           6,384,429
     Funds held                                                    357,509           4,861,472
     Loan payable                                                        -          11,435,221
     Collateral held                                             1,208,976           1,544,839
     Unearned loan fees                                                  -             568,750
     Income tax payable                                             22,857                   -
                                                                -----------        -----------

           Total liabilities                                    42,977,831         149,494,971
                                                                ----------         -----------

  Shareholders' equity:
     Preferred stock, $0.01 par value;
       authorized 5,000,000 shares;
       no shares issued and outstanding                                  -                   -
     Common stock, $0.01 par value; authorized
       15,000,000 shares; issued and outstanding
       at December 31, 1999, 6,077,750 shares, and
       atDecember 31, 2000, 6,281,386 shares                        60,777              62,814
     Additional paid-in capital                                 33,810,387          35,148,577
     Retained earnings                                          30,625,739          29,262,582
     Accumulated other comprehensive income (loss), net         (1,288,804)            428,085
     Treasury stock, 300,000 shares at December 31,1999,
       and 1,267,200 shares                                     (2,169,339)         (7,098,913)
                                                                -----------         -----------
       at December 31, 2000
           Total shareholders' equity                           61,038,760          57,803,145
                                                                ----------          ----------

           Total liabilities and shareholders' equity         $104,016,591        $207,298,116
                                                              ============        ============

        See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 1998, 1999, and 2000

  Revenues:
     Direct premiums earned                      $ 3,532,154       $ 6,625,018        $35,602,221
     Assumed premiums earned:
       Affiliate                                   2,834,855         3,449,178          5,760,586
       Nonaffiliates                               6,746,983         8,065,737         12,715,642
                                                   ---------        ----------         ----------
         Total assumed premiums earned             9,581,838        11,514,915         18,476,228
                                                   ---------        ----------        -----------

     Ceded premiums earned:
       Affiliate                                   2,317,414         3,972,686          4,468,674
       Nonaffiliates                               1,676,677         2,042,216         22,805,125
                                                   ---------         ---------         ----------
         Total ceded premiums earned               3,994,091         6,014,902         27,273,799
                                                   ---------         ---------         ----------

         Net premiums earned                       9,119,901        12,125,031         26,804,650
                                                   ---------        ----------         ----------

     Net investment income                         2,847,359         2,877,771          2,605,218
     Interest on notes receivable                  2,408,908         2,614,572          1,531,183
     Brokerage commission income                   1,182,556         1,389,242          3,291,605
     Management fees from affiliate                1,344,091         1,386,108          1,424,986
     Net realized gains (losses)                     443,230           173,605           (517,857)
     Other income                                     24,367           920,926            938,570
                                                    --------        ----------         ----------
         Total revenues                           17,370,412        21,487,255         36,078,355
                                                  ----------        ----------         ----------

  Expenses:
     Losses and loss adjustment
       expenses incurred                           5,177,033         6,896,423         18,506,290
     Acquisition expenses                          1,191,755           893,737          3,792,040
     Payroll and related expenses                  3,500,676         5,032,382          7,561,311
     Other expenses                                1,745,943         2,661,723          5,196,751
     Expenses due to recission                              -                -          3,541,848
                                                  -----------       ----------        -----------
         Total expenses                           11,615,407        15,484,265         38,598,240
                                                  ----------        ----------         ----------

         Earnings (loss) before income taxes       5,755,005         6,002,990         (2,519,885)

  Income taxes                                      (199,244)           82,722         (1,156,728)
                                                    ---------      -----------         -----------

         Net earnings (loss)                     $ 5,954,249       $ 5,920,268       $ (1,363,157)
                                                   =========         =========         ===========

  Net earnings (loss) per share:
     Basic                                             $1.05             $0.99             $(0.25)
                                                       -----             -----             -------
     Diluted                                           $1.04             $0.98             $(0.25)
                                                       -----             -----             -------

  Average number of shares outstanding:
     Basic                                         5,661,700         6,006,605          5,496,106
                                                   ---------         ---------          ---------
     Diluted                                       5,738,039         6,032,364          5,497,434
                                                   ---------         ---------          ---------

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 1998, 1999 and 2000

  Common stock - number of shares:
     Balance at beginning of period                                  2,925,230         6,074,770      6,077,750
     Issuance of common shares                                       3,149,540             2,980        203,636
                                                                     ---------    --------------    -----------

     Balance at end of period                                        6,074,770         6,077,750      6,281,386
                                                                     =========         =========      =========

  Common stock:
     Balance at beginning of period                                $    29,252       $    60,747      $  60,777
     Issuance of common shares                                          31,495                 30         2,037
                                                                        ------          ---------     ---------
     Balance at end of period                                           60,747            60,777         62,814
                                                                        ------            ------       --------

  Additional paid-in capital:
     Balance at beginning of period                                  2,751,789        33,809,141     33,810,387
     Issuance of common shares                                      31,057,352             1,246      1,338,190
                                                                    ----------    --------------    -----------
     Balance at end of period                                       33,809,141        33,810,387     35,148,577
                                                                    ----------        ----------     ----------

  Retained earnings:
     Balance at beginning of period                                 18,751,222        24,705,471     30,625,739
     Net earnings (loss)                                             5,954,249         5,920,268     (1,363,157)
                                                                   -----------       -----------    ------------
     Balance at end of period                                       24,705,471        30,625,739     29,262,582
                                                                    ----------                       ----------

  Accumulated other comprehensive income:
         Balance at beginning of period                                308,633           693,934     (1,288,804)
         Unrealized gain (loss) during the period (net of deferred
              tax benefit (expense) of $(6,236), $180,514, and
              $(240,095), respectively)                                385,301        (1,982,738)     1,716,889
                                                                       -------        -----------     ---------
         Balance at end of period                                      693,934        (1,288,804)       428,085
                                                                       -------        -----------    ----------

  Treasury Stock:
     Balance at beginning of period                                          -                 -     (2,169,339)
     Shares purchased, 300,000 shares in 1999 and 967,200                    -        (2,169,339)    (4,929,574)
                                                                    -----------                      -----------
         shares in 2000
     Balance at end of period                                                 -       (2,169,339)    (7,098,913)
                                                                    -----------                      -----------

              Total shareholders' equity                          $ 59,269,293      $ 61,038,760   $ 57,803,145
                                                                    ==========        ==========     ==========

See accompanying notes to consolidated financial statements.

                                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                                 Consolidated Statements of Cash Flow

                                             Years ended December 31, 1998, 1999, and 2000

                                                                           1998                 1999                 2000

Cash flow from operating activities:
   Net earnings (loss)                                                 $ 5,954,249           $ 5,920,268          $ (1,363,157)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Realized losses (gains) on sale of investments                    (443,230)             (173,605)              517,857

        Amortization (deferral) of deferred acquisition costs, net         153,075              (334,906)           (2,764,443)
        Accretion of loan discount                                        (297,871)             (510,636)                    -
        Change in:
           Accrued investment income                                    (1,660,059)           (1,321,926)            1,239,988
           Premiums receivable                                             612,725            (6,400,977)          (21,104,838)
           Commissions receivable                                           (3,939)               16,621                 5,948
           Reinsurance recoverable and ceded unearned premiums          (2,154,755)           (6,034,994)          (39,953,983)
           Unearned loan fees                                                    -                     -               568,750
           Due from affiliate                                              (20,979)           (1,420,674)            1,103,428
           Prepaid items                                                    (5,644)             (261,950)           (1,317,597)
           Funds held                                                            -              (357,509)            4,503,963
           Funds deposited                                                       -               353,407                55,407
           Collateral held                                                       -             1,208,976               335,863
           Income taxes                                                   (277,646)              (70,127)             (993,235)
           Unpaid losses and loss adjustment expenses                    3,128,934             5,712,763            30,095,391
           Unearned premiums                                             1,562,989             5,264,831            32,793,955
           Liability for deductible fees held                           (3,499,104)             (529,053)                    -
           Ceded premiums payable                                       (1,535,283)            2,356,146            17,572,588
           Due to affiliate                                                (76,920)            1,461,476              (917,829)
           Accounts payable and accrued expenses                         1,285,281              (794,531)            4,490,959
           Other, net                                                     (286,056)            1,427,631              (503,562)
                                                                       ------------          ------------          ------------
                  Net cash provided by operating activities              2,435,767             5,511,231            24,365,453
                                                                       ------------          ------------          ------------

Cash flow from investing activities:
   Purchases of fixed maturities                                       (82,199,114)           (9,775,786)          (15,549,384)
   Purchase of common stocks                                            (3,526,905)           (1,305,656)           (5,908,304)
   Proceeds from maturity and redemption of fixed maturities            22,543,671             7,732,263               868,191
   Proceeds from sales of fixed maturities                              41,620,120             4,034,887            16,358,289
   Proceeds from sales of common stock                                   1,129,500             4,467,664             5,771,377
   Purchase of Trafalgar Insurance Company, net of cash of                       -                     -            (7,050,877)
      acquired company
   Proceeds from notes receivable - related parties                        300,000                     -             1,530,000
   Decrease (increase) in short-term investments                          (462,490)           (4,463,471)           (8,562,586)
   Advance in notes receivable - other                                 (10,944,219)           (3,967,511)           (2,572,754)
   Advance on notes receivable - related parties                                 -            (1,420,000)                    -
   Decrease (increase) in investment in real estate                              -            (1,842,983)          (12,796,382)
   Sales (purchases) of fixed assets, net                                  (16,876)           (1,112,553)              298,551
                                                                       ------------          ------------          ------------
                  Net cash used in investing activities                (31,556,313)           (7,653,146)          (27,613,879)
                                                                       ------------          ------------          ------------

Cash flow from financing activities:
   Proceeds from sale of common stock                                   31,088,847                 1,276                17,227
   Purchase of treasury stock                                                    -            (2,169,339)           (4,929,574)
   Proceeds from loan payable                                                    -                     -            11,435,221
   Proceeds from escrow deposits                                                 -                     -             6,200,182
        Net cash provided by (used in) financing activities            $31,088,847           $(2,168,063)          $12,723,056
        Net increase (decrease) in cash                                  1,968,301            (4,309,978)            9,474,630

Cash at beginning of period                                              2,768,831             4,737,132               427,154

Cash at end of period                                                  $ 4,737,132             $ 427,154            $9,901,784

Non-Cash Items:  Operating activities:
   Change in accrued interest income                                             -               980,120                     -
   Recoverable due to rescission in other assets                                 -                     -            (1,323,000)
   Change in prepaid items                                                       -                     -              (170,000)

Investing activities:
   Decrease in notes receivable-other                                            -            9,162,777              4,950,000
   Purchase of real estate                                                       -           (10,142,897)           (4,950,000)

Financing activities:
   Issuance of common stock                                                      -                     -             1,323,000
   Notes receivable related parties                                              -                     -               170,000

Net noncash adjustments                                                          -                     -                     -

Supplemental disclosure of cash flow information:
      Income taxes paid (recovered)                                     $   80,000            $ (217,427)           $  114,572

      Interest paid                                                     $        -            $         -            $       -

See accompanying notes to consolidated financial statements.

                                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                          Consolidated Statements of Comprehensive Earnings

                                            Years ended December 31, 1998, 1999 and 2000

                                                                                     1998                 1999                 2000
                                                                                     ----                 ----                 ----

Net earnings (loss)                                                             $ 5,954,249           $ 5,920,268         $ (1,363,157)
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale                          (51,694)           (2,282,895)           2,499,072
Reclassification adjustment for realized gains (losses) included in
   net earnings                                                                     443,230               119,643             (542,088)
                                                                                  ----------           -----------          -----------

Total other comprehensive earnings (loss) before taxes                              391,536            (2,163,252)           1,956,984
Income tax expense (benefit) related to items of comprehensive
   income                                                                             6,236              (180,514)             240,095
                                                                                  ----------           -----------          -----------

Other comprehensive earnings (loss) net of income taxes                             385,300            (1,982,738)           1,716,889
                                                                                  ----------           -----------          -----------

Total comprehensive earnings                                                    $ 6,339,549           $ 3,937,530        $     353,732
                                                                                  ==========            ==========           ==========
See accompanying notes to consolidated financial statements.

                                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                              Notes to Consolidated Financial Statements

                                                   December 31, 1998, 1999 and 2000

(1)        Summary of Significant Accounting Policies

           (a)       Basis of Presentation

                     The accompanying consolidated financial statements of American Safety
                     Insurance Group, Ltd.  ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations.  The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses.
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
                     The Common Shares are validly issued, fully paid, and non-assessable.  There are no provisions of Bermuda law or the Company's Bye-Laws which impose any limitations on the rights of shareholders to hold or vote Common Shares by reason of such shareholders not being residents of Bermuda.  Holders of
                     Common Shares are entitled to receive dividends ratably when and as declared by the Board of Directors out of funds legally available therefor.

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
                     Reinsurance, Ltd. ("American Safety Re") formed in January 1998 to serve as the successor for the reinsurance business of American Safety, as a
                     100%-owned licensed Bermuda insurance company, and American Safety
                     Holdings Corp.  ("American Safety Holdings"), formed in July 1999 to serve as a 100%-owned insurance and financial services holding company.
                     American Safety Holdings in turn wholly owns American Safety Casualty
                     Insurance Company ("American Safety Casualty"), a property and casualty insurance company, American Safety Insurance Services, Inc. ("ASI
                     Services"), an insurance management and brokerage company, Ponce
                     Lighthouse Properties, Inc. ("Ponce"), the development company of the
                     Harbour Village project, and Rivermar Contracting Company ("Rivermar"), the general contractor of the Harbour Village project.  American Safety
                     Casualty wholly owns American Safety Indemnity Company, a property and
                     casualty excess and surplus lines company.   ASI Services wholly owns the
                     following subsidiaries: Sureco Bond Services, Inc. ("Sureco"), a bonding agency; Environmental Claims Services, Inc.  ("ECSI"), a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and
                     American Safety Purchasing Group, Inc. ,which acts as a purchasing group for the placement of business with American Safety Casualty.  All significant intercompany balances have been eliminated in consolidation.

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

                     While it is the Company's intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations.  At December 31, 1999 and 2000, the Company considered all of its fixed maturity and equity securities as available for sale.

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

           (f)       Notes Receivable

                     Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties.  Interest income, loan fees, and deferred loan costs are recognized on an effective yield basis over the life of the loan.  The allowance for possible loan losses has been determined based on those losses management considers probable at each reporting date.  At
                     December 31, 1998, 1999 and 2000, no allowance was deemed necessary by Company management.

                     The Company ceases the accrual of interest on loans when any payment is past
                     90 days or more.  Additionally, the Company assesses loan impairment by comparing the carrying value of such loan, including accrued but unpaid interest at the valuation date to the fair market value of collateral held with respect to such loan.  Any shortage of fair value over carrying value is first recognized by reversing interest income recognized for the year of impairment and then recognizing any further loss against the allowance for loan losses.
                     At December 31, 1999 and 2000, the Company did not maintain an allowance for loan losses as it believes that the value of collateral held is sufficient to preclude any losses.  For the years ended December 31, 1998, 1999 and 2000 the Company did not incur any losses in its secured notes receivable portfolio.

           (g)       Recognition of Premium Income

                     General liability premiums are primarily assumed from American Safety Risk
                     Retention Group, Inc.  ("American Safety RRG"), a non-subsidiary affiliate.
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

           (i)       Management Fees from Affiliate

                     The program management agreement between American Safety RRG and ASI
                     Services provided for payment of a monthly program management fee, a managing general agency commission and producing agent commissions.

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

                     An analysis of deferred policy acquisition costs (deferred revenue) follows:

                                                                   Years ended December 31,

                                                            1998            1999           2000

                     Balance, beginning of period      $    92,870           (60,205)        274,701
                     Acquisition costs deferred            112,511         1,499,496       7,479,745
                     Amortized during the period          (265,586)       (1,164,590)     (4,715,302)

                     Balance, end of period           $    (60,205)       $  274,701      $3,039,144

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
                     For this business, management has established loss and loss adjustment expense reserves based on an independent actuarial valuation that it believes is reasonable and representative of anticipated ultimate experience.  Beginning in 1996, the Company's actuarial consultant refined the estimation process for the determination of ultimate loss and loss adjustment expense to begin to recognize differences between the Company's reporting and settlement patterns and industry patterns as sufficient Company specific data (10 years of Company specific actuarial data) was then available.  This method
                     (Bornhuetter-Ferguson) entails developing an initial expected loss ratio based upon gross ultimate losses from prior accident years, estimating the portion of ultimate losses expected to be reported and unreported, and adding the actual reported losses to the expected unreported losses to derive the indicated
                     ultimate losses.  However, the net amounts that will ultimately be paid to settle the liability may be more or less than the estimated amounts provided.

           (l)       Income Taxes

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

           (m)       Reinsurance

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

           (n)       Goodwill

                     On April 2, 1993, American Safety Casualty exchanged 8% of its common shares for 100% of the common stock of ASI Services, which shares were subsequently re-acquired by the Company.  The goodwill created from this transaction is being amortized ratably over 20 years.  In March 2000,
                     American Safety Holdings Corp. purchased 100% of the common stock of
                     Trafalgar Insurance Company and renamed it American Safety Indemnity
                     Company.  The goodwill created from this transaction is being amortized ratably over 20 years.  Accumulated amortization was $123,713 at December
                     31, 1999 and $193,582 at December 31, 2000.

           (o)       Net Earnings Per Share

                     Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

                     Earnings (loss) per share are as follows:

                                                                     1998             1999           2000

                     Weighted average shares outstanding          5,661,700        6,006,605      5,496,106
                     Shares attributable to stock options            76,339           25,759          1,328
                     Weighted average common and common
                         equivalents                              5,738,039        6,032,364      5,497,434
                     Earnings (loss) per share:
                        Basic                                      $  1.05          $  0.99         $(0.25)
                        Diluted                                    $  1.04          $  0.98         $(0.25)

           (p)       Accounting Pronouncements

                     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative
                     Instruments and Hedging Activities.  SFAS No. 133, as amended, is effective for years beginning after June 15, 2000.  The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative.  If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings.  The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship.  The
                     Company expects that adoption of SFAS No. 133, as amended, will have an immaterial impact on the Company's consolidated financial position and results of operations.

                     In September 2000, the FASB issued SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a replacement of FASB Statement No. 125.  SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures not previously required under SFAS No. 125.  This statement is effective for all transfers and servicing of financial assets and liabilities occurring after March 31, 2001.  For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, it is effective for fiscal years ended after December 15, 2000.  The Company is currently assessing the impact of SFAS No. 140, but does not believe that the statement will have a material impact on the Company's consolidated financial position and results of operation.

                     In December 1999, the Securities and Exchange Commission issued Staff
                     Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial
                     Statements.  SAB 101, as amended, is effective for fiscal years ended after
                     December 15, 2000.  The bulletin further defines when revenues are recognizable and provides a series of questions and answers related to specific revenue recognition topics.  The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position and results of operation.

           (q)       Reclassifications

                     Certain items in the prior periods' financial statements have been reclassified to conform with the 2000 presentation.

(2)        Investments

           Net investment income is summarized as follows:

                                                                             Years ended December 31,

                                                                1998                   1999                   2000

Fixed maturities                                             $ 2,571,518            $ 2,449,362             $2,183,392
Equity securities                                                 34,301                  1,507                 48,760
Short-term investments and cash                                  360,542                422,173                460,777
                                                               2,966,361              2,873,042              2,692,929
Less investment expenses                                         119,002                 (4,729)                87,711

Net investment income                                        $ 2,847,359            $ 2,877,771             $2,605,218

           Realized and unrealized gains and losses were as follows:

                                                                              Years ended December 31,

                                                                 1998                  1999                   2000
Realized gains:
      Fixed maturities                                           $ 457,066              $  16,608               $37,757
      Equity securities                                                  -                124,637                     -
      Real estate                                                        -                 53,962                24,231
      Total gains                                                  457,066                195,207                61,988

Realized losses:
      Fixed maturities                                             (13,836)               (17,171)             (573,884)
      Equity securities                                                  -                 (4,431)               (5,961)
      Total losses                                                 (13,836)               (21,602)             (579,845)

      Net realized gains (losses)                                 $443,230              $ 173,605            $ (517,857)

Changes in unrealized gains (losses):
      Fixed maturities                                            $387,179            $(2,144,359)        $   1,951,504
      Equity securities                                              4,357                (18,893)                5,480

      Net unrealized gains (losses)                               $391,536            $(2,163,252)        $   1,956,984

           At December 31, 1999 and 2000, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity, except U.S.  government and government agency securities.

           The amortized cost and estimated fair values of investments at December 31, 1999 and 2000 are as follows:

                                                                            Gross             Gross
                                                        Amortized         unrealized        unrealized        Estimated
                                                           cost             gains             losses          fair value

December 31, 1999:
   Securities available for sale:
      Fixed maturities:
        U.S.  Treasury securities and obligations
           of U.S.  Government corporations
           and agencies                                  $17,475,473  $              -       $624,997          $16,850,476
        Obligations of states and political
           subdivisions                                    6,526,137         38,835           104,972            6,460,000
        Corporate securities                              14,623,165          2,427           519,015           14,106,577
        Mortgage-backed securities                         3,433,949            209           156,655            3,277,503
                Total fixed maturities                    42,058,724         41,471         1,405,639           40,694,556

      Equity investments - common stocks                     169,448               -            5,480              163,968

        Total                                            $42,228,172     $   41,471        $1,411,119          $40,858,524

December 31, 2000:
   Securities available for sale:
      Fixed maturities:
        U.S.  Treasury securities and obligations
           of U.S.  Government corporations
           and agencies                                 $ 30,952,452      $ 615,498         $ 112,524         $ 31,455,426
        Obligations of states and political
           subdivisions                                    6,083,661        190,974                 -            6,274,635
        Corporate securities                               6,799,319         17,688           153,243            6,663,764
        Mortgage-backed securities                         1,562,888         31,997             3,054            1,591,831
                Total fixed maturities                    45,398,320        856,157           268,821           45,985,656

      Equity investments - common stocks                     162,322              -                 -              162,322

        Total                                           $ 45,560,642      $ 856,157         $ 268,821         $ 46,147,978

           The amortized cost and estimated fair values of fixed maturities at December 31,
           2000, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                                                  Amortized              Estimated
                                                                                     cost               fair value

Due in one year or less                                                        $     1,818,412          $  1,825,000
Due after one year through five years                                               25,297,223            25,573,075
Due after five years through ten years                                              11,735,664            12,038,857
Due after ten years                                                                  4,984,133             4,956,892
Mortgage-backed securities                                                           1,562,888             1,591,832

   Total                                                                           $45,398,320           $45,985,656

           Bonds with an amortized cost of $6,232,836 and $12,648,910 were on deposit with insurance regulatory authorities at December 31, 1999 and 2000 in accordance with statutory requirements.

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

           Throughout 1999, it was the Company's intent to sell the property known as Harbour
           Village Golf and Yacht Club ("Harbour Village") and the Company negotiated with a potential purchaser who was interested in developing the property.  During the negotiation period, the Company agreed to manage the property development on the potential purchaser's behalf.

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

           As of December 31, 1999 and 2000, the investment in real estate for the Harbour
           Village project is broken down as follows (in thousands):

                                                        1999                             2000

Land                                                   $9,664                            $11,989
Capitalized overhead,
           interest and taxes                           1,374                              3,886
Work in process                                         1,002                              8,961
    Total                                             $12,040                            $24,836

           In October 2000, the Company refinanced several secured notes receivable into one secured note  receivable and the Company took title to several parcels of land as partial payment of the notes receivable.  The repayment value given to the borrower was $4.27 million and the fair market value of the land was recorded at $4.95 million.
           The Company was paid a fee of $650,000 for this consolidation of notes receivable and is earning this fee over a two year period in accordance with SFAS 91.

(4)        Notes Receivable

           As of December 31, 2000, other notes receivable consists of three notes which are secured by real and personal property and various corporate and personal guarantees.  These notes bear interest rates ranging from 9% to 12% and are payable on various dates.

           As of December 31, 2000, there are no delinquent note payments and no losses have been incurred on the Company's notes receivable for any period presented herein.

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

           Of the eleven notes receivable at December 31, 1999, all have fair values which approximate market values, and have  maturity dates in 2000 and 2001.  Of the three notes receivable at December 31, 2000, all have fair values which approximate market values, and have maturity dates in 2001 and 2002.

(6)        Reinsurance

           General Liability

           Effective January 1, 2000, the Company entered into Excess of Loss Reinsurance treaties with Signet Star Reinsurance Company, Terra Nova Insurance Company, Lloyds of
London, and Zurich-American Insurance Group (the "Reinsurers") for the Company's
general liability lines of business.  The treaties provide $750,000 excess $250,000 and $4 million excess $1 million, and $10 million excess $5 million of coverage to the Company on a 100% basis.  The treaties also provide reinsurance coverage beginning at $100,000 for occupational disease, cumulative trauma, employers' liability and "action over" claims.

                     COVERAGE LAYER--$10,000,000 X $5,000,000

           Lloyd's of London                                        87.56%
           Terra Nova Insurance Company                             12.44
                                                                   100.0%

                    COVERAGE LAYER--$4,000,000 X $1,000,000

           Lloyd's of London                                        60.0%
           Signet Star Reinsurance Company                          30.0
           Terra Nova Insurance Company                             10.0
                                                                   100.0%

                      COVERAGE LAYER--$750,000 X $250,000

           Signet Star Reinsurance Company                          100.0%

                      COVERAGE LAYER--$0-$250,000(1)

           American Safety Indemnity Company                        25.0%
           American Safety Reinsurance, Ltd.                        25.0
           American Safety RRG                                      25.0
           American Safety Casualty                                 25.0
                                                                   100.0%

                (1)  The above percentages are after American Safety RRG retains the first $100,000 in the aggregate.

           Workers' Compensation
           The Company assumes workers' compensation business from Legion Insurance
           Company ("Legion").  This business is produced by ASI Services, which bills and collects the premiums on behalf of Legion and remits net of its agent's commissions.
           Legion then deducts its expenses for the program as well as 10% of the premium to deposit in its loss fund.  The balance of the premium is ceded to American Safety
           Casualty.  Legion uses the 10% loss fund to pay claims, and when this fund is extinguished, Legion cedes the losses to American Safety Casualty.  American Safety Casualty
           has a 50% quota share arrangement between itself and American Reinsurance, Ltd.
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

           The following table shows the income statement effects to the Company from its arrangement with Legion Insurance Company:

                                             Years ended December 31,

                                     1998              1999              2000

                                                  (In thousands)

Premiums assumed                   $ 6,017             $ 7,391         $11,242
Premiums ceded                         124                   -               -
Net premiums - earned                5,893               7,391          11,242
Loss and LAE incurred                4,552               5,845           9,997
Commissions                          1,312               1,686           2,971

           The following table shows the balance sheet effects to the Company from its arrangement with Legion Insurance Company:

                                                              December 31,

                                               1998         1999          2000

                            Assets                      (In thousands)

Premium receivable                             $ 1,485      $2,174      $ 2,687

                          Liabilities

Unpaid loss and LAE                              7,066       7,856       10,927
Unearned premiums                                  732         989        1,051
Reinsurance payable on paid loss and LAE           636       1,420          897

           During 2000, American Safety Casualty began direct writing the workers'
           compensation business that had been previously written by Legion.  The reinsurance structure described above is also utilized by American Safety Casualty except the
           10% loss fund is not applicable to business directly written by American Safety
           Casualty.  Effective January 2001, Legion terminated new and renewal writings under the program.

           Surety

           Effective January 1, 2000, the Company entered into excess of loss reinsurance treaties with Signet Star Reinsurance Company, Terra Nova Insurance Company, and
           Lloyds of London (the "Reinsurers") for the Company's surety line of business.  The treaties provide per bond and per principal reinsurance of $750,000 excess $250,000,
           $4 million excess $1 million, and $10 million excess $5 million of coverage to the
           Company on a 100% basis.  American Safety Casualty also has a 50% quota share arrangement between itself and American Safety Reinsurance, Ltd.

                            COVERAGE LAYER--$10,000,000 X $5,000,000

Lloyd's of London                                                       87.56%
Terra Nova Insurance Company                                            12.44
                                                                       100.0%

                            COVERAGE LAYER--$4,000,000 X $1,000,000

Lloyd's of London                                                       60.0%
Signet Star Reinsurance Company                                         30.0
Terra Nova Insurance Company                                            10.0
                                                                       100.0%

                            COVERAGE LAYER--$750,000 X $250,000

Signet Star Reinsurance Company                                        100.0%

                            COVERAGE LAYER--$0-$250,000

American Safety Reinsurance, Ltd.                                       50.0%
American Safety Casualty                                                50.0
                                                                       100.0%

           Excess and Surplus

           Effective January 1, 2000, for excess and surplus lines risks the Company entered into a 70% quota share arrangement with Signet Star Reinsurance Company and an excess of loss reinsurance treaty with Folks America Reinsurance Company, TIG
           Reinsurance Company, Signet Star Reinsurance Company, Sorema North American
           Reinsurance and Sydney Reinsurance Corporation.  The quota share covers the first
           $500,000 of limits and the excess of loss provides $500,000 excess $500,000 on a
           90% basis.

           Commercial Lines

           Effective January 1, 2000, the Company entered into various reinsurance treaties to limit its commercial lines exposure.  A liability treaty with Signet Star Reinsurance

           Company provides $900,000 excess of $100,000.  Three property treaties provide
           $400,000 excess $100,000 and $500,000 excess $500,000 and $2 million excess $1 million of coverage to the Company on a 100% basis.  Two property catastrophe treaties provide $500,000 excess $500,000 and $2.5 million excess $1 million of coverage to the Company on a 100% basis.

           The approximate  effect of reinsurance on the financial  statement accounts listed below is as follows:

                                                                               Years ended December 31,
                                                                      1998               1999               2000

                                                                                    (In thousands)
Written premiums:
      Direct                                                        $  4,603           $10,820           $64,227
      Assumed                                                         10,067            12,585            22,646
      Ceded                                                           (5,087)           (8,864)          (44,873)

           Net                                                      $  9,583           $14,541           $42,000

Earned premiums:
      Direct                                                        $  3,532           $ 6,625           $35,602
      Assumed                                                          9,582            11,515            18,477
      Ceded                                                           (3,994)           (6,015)          (27,274)

           Net                                                      $  9,120           $12,125           $26,805

Losses and loss adjustment expenses incurred:
      Direct                                                       $     928           $ 4,800          $ 29,291
      Assumed                                                          5,095             6,045            13,739
      Ceded                                                             (846)           (3,949)          (24,524)

           Net                                                     $   5,177           $ 6,896         $  18,506

Unpaid loss and loss adjustment expenses:
      Direct                                                       $   1,749           $ 5,638           $28,431
      Assumed                                                         12,952            14,775            22,077
      Ceded                                                           (1,841)           (6,065)          (27,930)

           Net                                                      $ 12,860           $14,348           $22,578
(7)        Income Taxes

           Total income tax expense (benefit) for the years ended December 31, 1998,  1999 and
           2000 were allocated as follows:

                                                                                Years ended December 31,
                                                                   1998                        1999                   2000
Tax expense (benefit) attributable to:
   Income from continuing operations                           $ (199,244)                   82,722              $(1,156,728)
   Unrealized gains (losses) on securities
      available for sale                                            6,236                  (180,514)                 240,095
             Total                                             $ (193,008)                $ (97,792)              $ (916,633)

             U.S.  Federal  and state  income tax  expense  from  continuing  operations consists of the following components:

                                                                Current                   Deferred              Total
         December 31, 1998                                          (39,850)                (159,394)          (199,244)
         December 31, 1999                                          272,484                 (189,762)            82,722
         December 31, 2000                                         (106,588)              (1,050,140)        (1,156,728)

           The state income tax components aggregated $(74,698), $93,627 and $(43,357) for the years ended December 31, 1998, 1999, and 2000, respectively.  Income tax expense for the years ended December 31, 1998, 1999, and 2000 differed from the amount computed by applying the U.S.  Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                           1998                     1999                     2000

Expected income tax expense                               $ 1,956,701             $ 2,041,017            $    (856,761)
Foreign earned income not subject to
   direct taxation                                         (2,034,446)             (2,028,352)                (169,124)
Tax-exempt interest                                           (89,706)                (77,895)                (151,738)
State taxes and other                                         (31,793)                147,952                   20,895

                                                        $    (199,244)           $     82,722              $(1,156,728)

           Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities.  The following deferred taxes are recorded:

                                                    December 31,
                                              1999                 2000

Deferred tax assets:
   Loss reserve discounting                 $ 509,011           $1,075,061
   Unearned premium reserves                  185,459            1,209,162
   Net operating loss carry forward                 -              398,597
   Unrealized loss on securities               80,844
           Gross deferred tax assets          775,314            2,682,820

Deferred tax liabilities:
   Deferred acquisition costs                  42,087              978,785
   Unrealized gain on securities                    -              159,251
   Other                                            -                1,512
           Gross deferred tax liabilities      42,087            1,139,548

           Net deferred tax asset           $ 733,227           $1,543,272

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

           The implementation date of Codification for the Company is January 1, 2001.  The
           Company has evaluated the impact of adopting Codification on statutory capital and surplus at January 1, 2001 and determined that statutory capital and surplus will increase by $803,935 due to the recognition of a deferred tax asset for statutory reporting.

           The Bermuda Insurance Act of 1978 and related regulations (the "Act") requires the
           Company to meet a minimum solvency margin.  Statutory capital and surplus as of

           December 31, 1998, 1999 and 2000 were $59,269,293, $61,038,760 and
           $57,803,105, respectively, and the amounts required to be maintained by the
           Company were $1,928,938, $2,350,928 and $3,179,716, respectively.  In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities.  Once these requirements have been met, there is no restriction on the retained earnings available for distribution.

           As reported in American Safety Casualty's 2000 annual statement, the statutory capital and surplus of American Safety Casualty approximated $23,914,049.  The maximum amount of dividends which can be paid, without prior written approval of the Commissioner of Insurance of the State of Delaware, is limited to the greater of
           10% of surplus as regards policyholders or net income, excluding realized capital gains, of the preceding year.  Accordingly, American Safety Casualty can pay dividends in 2001 of approximately $2,391,405.

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

           American Safety Casualty and American Safety Indemnity have calculated their RBC level and have determined that their capital and surplus is significantly in excess of threshold requirements.

(9)        Loans Payable

           Acquisition and Development Loan

           In August 2000, the Company, through its subsidiary, Ponce Lighthouse Properties,
           Inc., entered into a $37,900,000 loan agreement with a commercial bank.  The loan agreement provides acquisition, development and construction financing for the Harbour
           Village Golf and Yacht Club project.  As of December 31, 2000, $11,021,976 was outstanding.  Interest only is due monthly until September 1, 2002, at which time all outstanding principal and interest is due.  Partial repayments are required as residential condominium units and boat slips are sold to others.  The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly.  The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project.  Both the Company and American Safety
           Holdings Corp., a subsidiary, have provided partial loan guarantees.  The Company has also provided a $1,928,932 letter of credit as additional security.

           Finance of Insurance Premiums

           The Company through its subsidiary, Ponce Lighthouse Properties, Inc., financed various insurance premiums in connection with the Harbour Village project.  The premium financing loans are unsecured and bear interest at rates from 7.7% to 8.5%.  The outstanding balance at December 31, 2000 was $413,245.  The outstanding principal is due as follows:  $368,915 in 2001 and $44,330 in 2002.

           Maturities of Loans Payable

           Loans payable mature as follows:  $368,915 in 2001, $11,066,306 in 2002.

           Interest Cost

           The Company capitalizes interest as a component of cost during the development and construction period.  In 2000, the Company incurred $360,565 in interest cost, all of which was capitalized.

(10)       Related Party and Affiliate Transactions

           The Company has entered into reinsurance agreements with two companies, Intersure
           Reinsurance Company ("Intersure Re") and Omega Reinsurance Company ("Omega
           Re"), both of which are owned and controlled by certain officers of the Company, in order to provide limits of coverage not readily available in the commercial reinsurance market.  Reinsurance premiums ceded and earned aggregated $368,000,
           $206,000 and $302,875 for the years ended December 31, 1998, 1999 and 2000, respectively.  Additionally, Intersure Re was granted an option to purchase common shares of American Safety at an option price approximating fair value at the date of the grants.  See note 14.

           During the second quarter of 2000, the Company capitalized $246,301 of a loan and other advances previously made by the Company to an employee of its financial services subsidiary in connection with the restructuring of the employee's compensation arrangement.

           ASI Services, American Safety's underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company.  The lease commenced on March 1, 1996 and expires on February 28, 2001.  At this expiration date, the lease was extended for a five year term.  The Company pays base annual rent of $339,873 plus an annual increase based on the consumer price index of at least 4%.

           The following tables reconcile the income statement effects to the Company from
           American Safety RRG:

                                                   Years Ended December 31,

                                                   1998       1999      2000

                                                          (In thousands)

   Assumed premiums from American Safety RRG    $ 2,835     $ 3,449    $ 5,761
   Ceded premiums to American Safety RRG          2,318       3,973      4,469
                                                    517        (524)     1,292
   Net premiums earned

   Management fee                                 1,344       1,386      1,424
   Loss control                                      73          75          -
   Brokerage commission income                      634       1,080      2,515

                                                $ 2,568     $ 2,017    $ 5,231
   Total revenues

   Loss and Loss adjustment expense incurred    $   346      $  181     $  535

         For the years ended December 31, 1998, 1999, and 2000, ASI Services and ECSI
         received fees from American Safety RRG for risk management, claims administration and other management services.  ASI Services also recognized brokerage commission income from American Safety RRG.

         The following table shows the balance sheet effects to the Company from American
         Safety RRG:

                     December 31,                           December 31,

                       Assets                   1998           1999           2000

Due from affiliate                           $  668,074      $ 2,088,748       985,320

                    Liabilities

Unpaid loss and Loss adjustment expenses      5,491,731        6,541,918     5,902,643
Unearned premiums                             1,028,600        2,114,813     1,508,781
Ceded premiums payable                          201,778        1,636,207       567,786
Reinsurance payable on paid loss
   and Loss adjustment expenses                  82,853           79,198       229,790

(11)       Segment Information

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

           The Company is the owner/developer of the Harbour Village project in Ponce Inlet,
           Florida, as discussed in Note 3, and this item is reflected in the segment United
           States-Real Estate.

           The United States operating segment's specialty insurance programs include insurance and reinsurance for general, pollution and professional liability, workers'
           compensation, surety, commercial automobile and property, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks.

           Through its United States brokerage and management services subsidiaries, the
           Company also provides specialized insurance program development, underwriting, risk and reinsurance placement, program management, brokerage, loss control, claims administration and marketing services.  The Company also insures and places risks through two United States insurance subsidiaries, as well as its non-subsidiary risk retention group affiliate and other unaffiliated insurance companies.

           Through its Bermuda operating segment, the Company places and reinsures a portion of the risks underwritten directly by its United States segment, its risk retention group affiliate and other insurers.

Information about segment profit or loss and assets

                                                                                              December 31,

                                                                                  1998            1999            2000

                                                                                             (In thousands)

United States - Insurance
Net premiums earned - All other                                                  $ 4,819        $  9,626       $ 24,413
Net premiums earned - Intersegment                                                  (416)         (4,082)        (8,501)
Net investment income and interest on notes receivable                               817             807          1,955
Other income                                                                       2,778           4,061          3,804
Total revenues                                                                     7,998          10,412         21,671
Interest expense                                                                       -               -              -
Depreciation and amortization expense                                                 90             126         21,671
Equity in net earnings of subsidiaries                                                 -             437*             -
Income taxes                                                                        (199)             83            240
Segment earnings (loss)                                                              (30)            (45)          (816)
Significant noncash items other than depreciation
   and amortization                                                                    -               -              -
Property, plant and equipment                                                        186             393            702
Total investments                                                                 15,678          31,508         56,032
Total assets                                                                      29,304          48,316        155,821
Total policy and contract liabilities                                             12,541          23,042         87,149
Total liabilities                                                                 19,375          38,782        127,480
*Represents earnings during 1999 prior to transfer of American Safety
    Casualty from Bermuda segment to the U.S. segment in August 1999

United States - Real Estate
Net premiums earned - All other                                                        -               -              -
Net premiums earned - Intersegment                                                     -               -              -
Net investment income and interest on notes receivable                                 -               -              -
Other revenues                                                                         -               -              1
Total revenues                                                                         -               -              1
Interest expense                                                                       -               -
Depreciation and amortization expense                                                  -               -             44
Equity in net earnings of subsidiaries                                                 -               -              -
Income taxes                                                                           -               -           (184)
Segment earnings (loss)                                                                -               -           (357)
Significant noncash items other than depreciation
   and amortization                                                                    -               -              -
Property, plant and equipment                                                          -               -            234
Total investments                                                                      -               -         24,836
Total assets                                                                           -               -         28,975
Total policy and contract liabilities                                                  -               -              -
Total liabilities                                                                      -               -         19,658

Bermuda
Net premiums earned - All other                                                    4,301           2,499          2,392
Net premiums earned - Intersegment                                                   416           4,082          8,501
Net investment income and interest on notes receivable                             4,439           4,686          2,181
Other income                                                                         437             327            491
Total revenues                                                                     9,593          11,594         13,565
Interest expense                                                                       -               -              -
Depreciation and amortization expense                                                  -              12             16
Equity in net earnings of subsidiaries                                             2,116           2,713            721
Income taxes                                                                           -               -              -
Segment earnings (loss)                                                            5,984           5,965            497
Significant noncash items other than depreciation
   and amortization                                                                    -               -              -

Property, plant and equipment                                                          -             841              -
Total investments                                                                 58,544          53,676         58,200
Total assets                                                                      87,309          93,022         85,486
Total policy and contract liabilities                                             11,193          12,262         16,501
Total liabilities                                                                 14,794          15,979         17,520

                                                                                              December 31,

                                                                                  1998            1999            2000

                                                                                             (In thousands)

Intersegment Eliminations
Net premiums earned - All other                                               $        -     $         -         $     -
Net premiums earned - Intersegment                                                     -               -               -
Net investment income and interest on notes receivable                                 -               -               -
Other income                                                                        (221)           (519)            841
Total revenues                                                                      (221)           (519)            841
Interest expense                                                                       -               -               -
Depreciation and amortization expense                                                  -               -               -
Equity in net earnings of subsidiaries                                            (2,116)         (3,150)             96
Income taxes                                                                           -               -               -
Segment earnings (loss)                                                                -               -               -
Significant noncash items other than depreciation
    and amortization                                                                   -               -               -
Property, plant and equipment                                                          -               -               -
Total investments                                                                (23,174)        (25,536)        (47,821)
Total assets                                                                     (30,465)        (37,321)        (62,984)
Total policy and contract liabilities                                             (4,561)         (5,732)        (11,188)
Total liabilities                                                                 (7,291)        (11,784)        (15,163)

Total

Net premiums earned - All other                                                    9,120          12,125          26,805
Net premiums earned - Intersegment                                                     -               -               -
Net investment income and interest on notes receivable                             5,256           5,493           4,136
Other income                                                                       2,994           3,869           5,137
Total revenues                                                                    17,370          21,487          36,078
Interest expense                                                                       -               -               -
Depreciation and amortization expense                                                 90             138             300
Equity in net earnings of subsidiaries                                                 -               -               -
Income taxes                                                                        (199)             83          (1,157)
Net earnings (loss)                                                                5,954           5,920          (1,363)
Significant noncash items other than depreciation
    and amortization                                                                   -               -               -
Property, plant and equipment                                                        186           1,234             936
Total investments                                                                 51,048          59,648          91,247
Total assets                                                                      86,148         104,017         207,298
Total policy and contract liabilities                                             19,173          29,572          92,462
Total liabilities                                                                 26,878          42,977         149,495

(12)       Commitments and Contingencies

           At December 31, 1999 and 2000, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Commissioner of Banking, Insurance, and Securities.
           Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

(13)       Liability for Unpaid Loss and Loss Adjustment Expenses

           Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                   Years ended December 31,

                                                                          1998               1999               2000

                                                                                        (In thousands)

Unpaid loss and loss adjustment expenses, January 1                       $11,572            $14,701            $20,413
Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of period                                       779              1,841              6,065
           Net unpaid loss and loss adjustment
             expenses, January 1                                           10,793             12,860             14,348

Incurred related to:
   Current year                                                             4,383              7,449             17,356
   Prior years                                                                794               (553)             1,150
             Total incurred                                                 5,177              6,896             18,506
Paid related to:
   Current year                                                               103              1,707              4,291
   Prior years                                                              3,007              3,701              5,243
             Total paid                                                     3,110              5,408              9,534

           Net unpaid losses and loss adjustment
             expenses at end of period                                     12,860             14,348             23,320

Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of period                                     1,841              6,065             27,189

           Unpaid loss and loss adjustment end
             expenses at of period                                        $14,701            $20,413            $50,509

           The negative development in 1998 and 2000 is attributable to the Company's workers' compensation and surety lines of business.  Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities.  For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends.  In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written.  Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

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

 (14)       Stock Options

            The following table shows the stock option activity for the Company during 1998,
            1999 and 2000.

                                                                                 Weighted
                                                             Option               average
                                                             shares           exercise price

1998 activity:
   Granted                                                  347,500                 $ 11.00
   Exercised                                                (44,540)                   5.96
   Canceled                                                 (22,000)                  11.00
                                                            --------                -------

Outstanding at December 31, 1998                            451,181                    9.86
                                                            =======                 =======

1999 activity:
   Granted                                                  106,500                    9.50
   Canceled                                                 (15,250)                      -
                                                            --------                -------

Outstanding at December 31, 1999                            542,431                 $  9.78
                                                            =======                 =======

2000 activity:
   Granted                                                   99,650                    6.00
   Canceled                                                 (17,891)                      -
                                                            --------                -------

Outstanding at December 31, 2000                            624,190                 $  9.20
                                                            =======                 =======

           Of the 624,190 outstanding options at December 31, 2000, 361,140 were exercisable.
           Of the 542,431 outstanding options at December 31, 1999, 232,348 were exercisable.
           Of the 451,181 outstanding options at December 31, 1998, 125,681 were exercisable.
           The remainder of the options vest evenly over a three year period.

           The following table summarizes information about stock options outstanding at
           December 31, 2000:

                                         Options                               Options exercisable
                                       outstanding
                                        Weighted
                                         average          Weighted                                             Weighted
     Range of           Number          remaining         average                             Number           average
 exercise prices     outstanding    contractual life   exercise price     Grant Year       exercisable      exercise price

    $  5.96                51,090           1.18          $  5.96              1997             51,090         $  5.96
       7.08                65,500           6.75             7.08              1997             65,500            7.08
      11.00               320,000           7.13            11.00              1998            213,333           11.00
       9.50                93,650           8.13             9.50              1999             31,217            9.50
       6.00                93,950           8.50             6.00              2000                  -            6.00
                          -------                                                               ------

   $5.96-11.00            624,190           6.96           $ 9.20                              361,140          $ 9.45
                          =======           ====           ======                              =======          ======
           Had compensation cost for the Company's stock options granted in 1998, 1999 and
           2000 been determined using the fair-value-based method as described in SFAS No.
           123, the Company's net earnings (loss) and earnings (loss) per share would approximate the pro forma amounts indicated below:

                                                                December 31,         December 31,          December 31,
                                                                    1998                 1999                  2000
                                                                ------------         ------------          ------------
                                                                                 (In thousands, except
                                                                                   per share amounts)

Net earnings (loss):
   As reported                                                       $ 5,954              $ 5,920             $ (1,363)
   Effect of stock options                                               418                  736                  886
                                                                     -------              -------             ---------

           Pro forma net earnings (loss)                             $ 5,536              $ 5,184             $ (2,249)
                                                                     =======              =======             =========

Net earnings (loss) per share:
   As reported                                                       $  1.04             $    .98            $    (.25)
   Effect of stock options                                               .07                  .12                 (.16)
                                                                     -------             --------            ----------

           Pro forma net earnings (loss) per share                   $   .97             $    .86             $   (.41)
                                                                     =======              =======             =========

           The fair value of each option granted during 1998, 1999 and 2000 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; expected volatility of 0.0%, 37.87%
           and 51.08% in 1998, 1999 and 2000, respectively; risk-free interest rate of 5.44%;
           and expected life from the vesting dates ranging from 0.50 years to 10.00  years.

           The effects of applying SFAS No.  123 in this pro forma disclosure are not indicative of future amounts.  The provisions of SFAS No.  123 are applicable prospectively.
           The Company expects to grant additional awards in future years.  The Company granted options in 1998, 1999 and 2000 at an amount deemed to be fair market value at the date of grant.

(15)       Acquisitions

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
           Trafalgar has been renamed American Safety Indemnity Company.

           On January 6, 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance carrier operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a
           Cayman Islands licensed insurance carrier.  The transactions were structured as stock acquisitions, with the purchase price paid by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period.  Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held in escrow to secure the obligations of the sellers.  The Company also obtained a security interest in a real estate condominium in the Cayman Islands with an estimated value of
           $600,000 to secure the obligations of the sellers.  On April 21, 2000, the Company filed a lawsuit to rescind these acquisitions based upon the sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and recognized an expense, net of recoverables, of $3.5 million for such rescission.  The sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies.  The lawsuit is in the preliminary stages of pre-trial discovery.

(16)       Litigation

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

(17)       Shareholder Matters

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

                                              Exhibit 21.1

The Company's subsidiaries are:

           American Safety Reinsurance, Ltd. a Bermuda company
           American Safety Holdings Corp., a Georgia corporation
           American Safety Casualty Insurance Company, a Delaware corporation
           American Safety Indemnity Company, an Oklahoma corporation
           American Safety Insurance Services, Inc., a Georgia corporation
           American Safety Financial Corp., a Georgia corporation
           American Safety Purchasing Group, Inc., a Georgia corporation
           American Safety ReSources, Inc., a Georgia corporation
           Environmental Claims Services, Inc., a Georgia corporation
           Sureco Bond Services, Inc., a Georgia corporation
           Ponce Lighthouse Properties, Inc., a Florida corporation
           Harbour Village Real Estate Group, Inc., a Florida corporation
           Rivermar Contracting Company, a Florida corporation

                                                AMERICAN SAFETY INSURANCE GROUP, LTD.
                                                        QUARTERLY INFORMATION
                                                             (UNAUDITED)

           The following table presents the quarterly results of consolidated operations for 2000 and 1999 (dollars in thousands, except per share amounts):

                                     Mar. 31                  June 30                 Sept. 30                  Dec. 31
1999

Operating revenues                    $  7,720                $ 5,727                    $ 5,646                 $ 6,114
Income before taxes                      1,673                  1,333                      1,547                   1,449
Net earnings                             1,719                  1,441                      1,359                   1,401
Comprehensive income                     1,158                    997                        937                     845
Net earnings per share
Basic                               $    0.28               $   0.24                  $    0.23               $    0.24
Diluted                                  0.28                   0.24                       0.23                    0.24
Common stock price ranges
High                                 $  10.38               $  10.00                   $   8.56                $   7.94
Low                                      7.81                   6.63                       7.13                    6.00

2000                                 Mar. 31                  June 30                 Sept. 30                  Dec. 31
Operating revenues                    $ 7,720                $ 8,217                    $11,904                  $ 8,749
Income (loss) before taxes             (3,019)                  (783)                       778                      504
Net earnings (loss)                    (1,949)                  (492)                       654                      424
Comprehensive income
      (loss)                           (1,572)                  (458)                     1,069                    1,314
Net earnings (loss) per share
Basic                                $ (0.33)                $(0.09)                    $ 0.12                   $ 0.08
Diluted                                (0.33)                 (0.09)                      0.12                     0.08
Common stock price ranges
High                                  $ 7.38                 $ 5.94                     $ 4.63                   $ 6.94
Low                                     5.50                   3.75                       3.75                     3.25

                                                AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                SCHEDULE II - CONDENSED BALANCE SHEETS

                                                      DECEMBER 31, 1999 AND 2000

             Assets                                            1999                   2000
             ------                                            ----                   ----

Investment in subsidiary                                     $25,535,858         $47,821,141
Other investments:
           Fixed maturities                                   26,631,892           4,033,000
           Common stock                                                -                   -
Cash                                                             510,419             152,642
Secured note receivable                                        9,543,377           4,494,987
Accrued investment income                                      2,285,599             317,739
                                                             -----------          -----------
   Total investments and cash                                 64,507,145          56,819,509

Premiums receivable                                            1,174,686           1,445,846
Due from affiliate                                               220,247           1,871,331
Ceded loss reserves                                            1,477,114             793,603
Property plant and equipment                                     841,701                   -
Other assets                                                     503,799           1,107,343
                                                             -----------          -----------
           Total Assets                                      $68,724,692         $62,037,632
                                                             ===========         ===========
                Liability and Shareholders' Equity
Unpaid losses and loss adjustments expenses                  $ 5,463,793          $4,188,174
Ceded premiums payable                                           178,638             108,433
Assumed loss and LAE payable                                     793,296            (121,352)
Reinsurance deposits on retroactive contact                       48,375                   -
Due to related party:                                          1,170,000              47,179
Accounts payable and
   Accrued expenses                                               31,830              12,053
                                                             -----------          -----------
           Total Liabilities                                   7,685,932           4,234,487
                                                             -----------          -----------
Common stock                                                      60,777              62,814
Additional paid in capital                                    33,810,387          35,148,577
Accumulated other comprehensive earnings (loss), net          (1,288,804)            428,085
Retained earnings                                             30,625,739          29,262,582
Treasury stock                                                (2,169,339)         (7,098,913)
           Total Shareholders' Equity                         61,038,760          57,803,145
                                                             -----------          -----------
           Total Liabilities &
                Shareholders' Equity                         $68,724,692         $62,037,632
                                                             ============         ===========

See accompanying independent auditors' report.

                                                AMERICAN SAFETY INSURANCE GROUP, LTD.

                                               SCHEDULE II - CONDENSED INCOME STATEMENT

                                             YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                    1998             1999                2000

Revenues:
   Direct and Assumed Premiums Earned              $ 2,884,327        $ 563,543        $   18,300
   Ceded Premiums Earned                            (1,325,351)         (23,487)           15,038
                                                    -----------       ---------         ---------
   Net Premiums Earned                               1,558,976          540,056            33,338
   Investment Income                                 1,869,231        1,989,252           339,055
   Interest on Notes Receivable                      1,001,773        1,170,484           951,784
   Realized Gains (losses) on Sale
       of Investments                                  436,871          134,316          (131,212)
   Other Income                                              -          142,495           270,180
                                                    -----------       ---------         ---------

      Total Revenues                                 4,866,851        3,976,603         1,463,145
                                                    -----------       ---------         ---------

Expenses:
   Losses and LAE Incurred                             396,305          141,869            50,234
   Acquisition Expenses                                288,903           37,959            (3,700)
   Other Underwriting Expenses                         343,466          589,888           491,492
   Expenses Due to Rescission                                 -                -         1,567,305
                                                    -----------       ---------         ---------
      Total Expenses                                 1,028,674          769,716         2,105,331
                                                    -----------       ---------         ---------

   Earnings Before Equity In
      Earnings of Subsidiary                         3,838,177        3,206,887          (642,186)
Equity in Net Earnings of Subsidiary                 2,116,072        2,713,381          (720,971)
                                                    -----------       ---------         ----------
   Net Earnings                                    $ 5,954,249      $ 5,920,268       $(1,363,157)
                                                    ===========     ===========       ============

See accompanying independent auditors' report.

                                                 AMERICAN SAFETY INSURANCE GROUP, LTD.

                                            SCHEDULE II - CONDENSED STATEMENT OF CASH FLOW

                                             YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                       1998                  1999                 2000
Cash flow from operating activities:
    Net earnings (loss) before equity in earnings of                $ 3,838,177         $ 3,206,887           $  (642,186)
      subsidiary
    Adjustments to reconcile net earnings (loss) to net
      cash provided (used) by operating activities:
Change in:
          Accrued investment income                                    (836,983)           (854,318)            1,967,860
          Premiums receivable/payable                                 1,500,040          (1,291,491)             (341,365)
          Due from/to affiliate                                       2,202,162          (1,145,360)           (2,773,905)
          Unpaid losses and loss adjustment expenses                 (1,331,079)         (1,406,369)             (592,108)
          Unearned premiums                                            (895,851)                  -                     -
          Liability for deductible fees held                         (3,499,104)           (529,053)              (48,375)
          Accounts payable and accrued expenses                          65,385             (78,800)              (19,777)
          Loss and LAE payable                                         (243,906)            793,296              (914,648)
          Other, net                                                   (279,238)           (174,430)               23,209
                                                                      ----------         -----------           -----------
          Net cash provided (used) by operating                         519,603          (1,479,638)           (3,341,295)
                                                                      ----------         -----------           -----------

     activities
     Cash flow from investing activities:
         Decrease (increase) in investments                         (20,987,278)          3,179,743            10,954,164
         Investment in subsidiary                                   (11,100,000)               (500)           (3,900,000)
         Sales (purchases) of fixed assets, net                               -            (841,701)              841,701
                                                                    ------------         -----------           -----------
         Net cash provided (used) by investing activities           (32,087,278)          2,337,542             7,895,865
                                                                    ------------         -----------           -----------

Cash flow from financing activities:
    Proceeds from sale of common stock                               31,088,847               1,276                17,227
    Purchase of Treasury Stock                                                -          (2,169,339)           (4,929,574)
                                                                    ------------         -----------           -----------
    Net cash provided (used) by financing activities                 31,088,847          (2,168,063)           (4,912,347)
                                                                    ------------         -----------           -----------

Net decrease in cash                                                   (478,828)         (1,310,159)             (357,777)
    Cash at beginning of year                                         2,299,406           1,820,578               510,419
                                                                    ------------         -----------            ----------
    Cash at end of year                                            $  1,820,578          $  510,419             $ 152,642
                                                                    ============         ===========            =========

See accompanying independent auditors' report.

                                                 AMERICAN SAFETY INSURANCE GROUP, LTD.

                                             SCHEDULE II - CONDENSED COMPREHENSIVE INCOME

                                             YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                1998                  1999                    2000

Net earnings (loss)                                                         $ 5,954,249            $ 5,920,268            $(1,363,157)
Other comprehensive earnings (loss) before
income taxes:                                                                    31,854             (2,282,895)             2,474,841
Unrealized gains (losses) on securities
available for sale
Reclassification adjustment for realized
gains included in net earnings                                                  359,682                119,643               (517,857)
                                                                             ----------             -----------             ----------
Total other comprehensive earnings (loss)                                       391,536             (2,163,252)             1,956,984
before taxes
  Income tax expense (benefit) related to
    items of comprehensive income                                                 6,236               (180,514)               240,095
                                                                             ----------             -----------             ----------

Other comprehensive earnings (loss) net of
income taxes                                                                    385,300             (1,982,738)             1,716,889
                                                                             ----------             -----------             ----------

Total comprehensive earnings                                                $ 6,339,549            $ 3,937,530            $   353,732
                                                                            ===========             ===========             ==========
See accompanying independent auditors' report.

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
                                                  Unpaid                                                                                                          Amorti-           Paid
                                                  Claims        Discount,                                                             Claims and Claim           zation of         Claims
                                 Deferred       and Claim        if any,                                            Net              Adjustment Expenses          Deferred       and Claim
                                  Policy         Adjust-         Deducted                                         Invest-            Incurred Related to           Policy         Adjust-
                               Acquisition         ment         in Column        Unearned          Earned           ment                Current Prior             Acquisi-          ment          Premiums s
                                  Costs          Expenses           C            Premiums         Premiums         Income                 Year Years             tion Costs       Expenses        Written s
- ---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  -------------------------------  --------------  --------------  --------------
United States
December 31, 1998                 (106)           7,311            -              2,712            4,852             817           1,844             828               24          1,336            4,624
December 31, 1999                  212           11,855            -              7,318           11,174             807           3,166            (511)             640          2,313            8,848
December 31, 2000                2,974           38,651            -             38,103           24,413           1,955          11,762             598            3,909          5,613           29,435
- ---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

Bermuda
December 31, 1998                   46            7,389            -              1,183            4,337           2,030           2,539             (34)             242          1,774            5,028
December 31, 1999                   62            8,558            -              2,178            2,499           2,071           4,283             (42)             525          3,095            7,578
December 31, 2000                   65           11,858            -              3,850            2,392             650           5,594             552              806          3,921           12,565
- ---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

Combined Total
December 31, 1998                  (60)          14,700            -              3,895            9,120           2,847           4,383             794              266          3,110            9,652
December 31, 1999                  274           20,413            -              9,159           12,125           2,878           7,449            (553)           1,165          5,408           16,426
December 31, 2000                3,039           50,509            -             41,953           26,805           2,605          17,356           1,150            4,715          9,534           42,000
- ---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

See accompanying independent auditors' report.

                                        AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

                                                       SCHEDULE IV - REINSURANCE

                                              Year Ended December 31, 1998, 1999 and 2000

        Property-Liability                                     Ceded to                                                        Percentage of
        Insurance Premiums          Gross                       Other               Assumed from               Net                 Amount
              Earned                Amount                    Companies            Other Companies            Amount           Assumed to Net
- ----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------
United States
December 31, 1998                       3,463                    3,626                4,982                   4,819               103.3%
December 31, 1999                       6,625                    5,934                8,935                   9,626                92.8%
December 31, 2000                      35,602                   26,971               15,783                  24,414                64.6%
- ----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------

Bermuda
December 31, 1998                           -                      368                4,669                   4,301               108.6%
December 31, 1999                           -                       81                2,580                   2,499               103.2%
December 31, 2000                           -                      303                2,694                   2,391               112.7%
- ----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------

Combined Total
December 31, 1998                       3,463                    3,994                9,651                   9,120               105.8%
December 31, 1999                       6,625                    6,015               11,515                  12,125                95.0%
December 31, 2000                      35,602                   27,274               18,477                  26,805                68.9%
- ----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------

See accompanying independent auditors' report.