Form 10-Q
period 2001-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2001-05-15
CIK 783603

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON D.C. 20549

                                                        ----------------------

                                                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on May 3,
2001 was 4,798,547.

                                     AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                   FORM 10-Q

                                               TABLE OF CONTENTS
                                               -----------------
                                                                                           Page

                                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................1
Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................14
Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........................22

                                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................23
Item 2.  Changes in Securities and Use of Proceeds...........................................23
Item 3.  Defaults Upon Senior Securities.....................................................23
Item 4.  Submission of Matters to a Vote of Security Holders.................................23
Item 5.  Other Information...................................................................23
Item 6.  Exhibits and Reports on Form 8-K....................................................23

                                                                 -2-

                                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        American Safety Insurance Group, Ltd. and Subsidiaries
                                                     Consolidated Balance Sheets

                                                                                December 31,         March 31,
                                                                                    2000               2001
                                                                                    -----              ----
                                                                                                    (unaudited)

                                       Assets
                                       ------
Investments:
         Securities available for sale, at fair value:
                Fixed maturities                                                 $45,985,656         $51,548,449

         Common stock                                                                162,322           1,339,387
         Investment in real estate                                                29,786,224          36,500,716
         Short-term investments                                                   15,312,377          13,272,618
                                                                                  ----------          ----------
           Total investments                                                      91,246,579         102,661,170
Cash                                                                               3,784,102           3,628,591
Restricted Cash                                                                    6,117,682           8,207,472
Accrued investment and interest income                                             1,543,675           2,066,753
Notes receivable                                                                   8,878,018           9,054,183
Premiums receivable                                                               33,344,382          31,554,607
Commissions receivable                                                                     -              26,033
Funds on deposit                                                                     298,000             648,072
Ceded unearned premium                                                            22,190,095          19,717,775
Reinsurance recoverable                                                           27,929,794          35,019,861
Due from affiliate                                                                   985,320           3,348,869
Income tax recoverable                                                               160,333                   -
Deferred income taxes                                                              1,543,272           1,582,589
Deferred Acquisition Costs                                                         3,039,144           4,810,993
Property, plant and equipment                                                        935,743           1,043,815
Prepaid Items                                                                      1,755,191           1,852,558
Goodwill                                                                           1,553,863           1,532,055
Other assets                                                                       1,992,923           2,129,061
                                                                               -------------      --------------
           Total assets                                                         $207,298,116        $228,884,457
                                                                                ============        ============

      Liabilities and Shareholders' Equity
      ------------------------------------
Liabilities:
      Unpaid losses and loss adjustment expenses                                 $50,508,627         $64,649,518
      Unearned premiums                                                           41,953,354          49,692,600
      Reinsurance on paid loss and loss adjustment expenses                          928,865             214,975
      Ceded premiums payable                                                      24,311,656          16,886,168
           Due to affiliate:
           Ceded premiums payable                                                    567,786             328,057
           Reinsurance on paid loss and loss adjustment expenses                     229,790                   -
      Escrow Deposits                                                              6,200,182           8,773,894
      Accounts payable and accrued expenses                                        6,384,429           6,695,623
      Funds held                                                                   4,861,472           4,680,791
      Loan payable                                                                11,435,221          16,253,750
      Collateral held                                                              1,544,839           1,067,319
      Income tax payable                                                                   -             358,938

      Unearned Loan Fees                                                             568,750               487,500
                                                                                 -----------           -----------
Total liabilities                                                                149,494,971           170,089,133
                                                                                 -----------           -----------

Shareholders' equity:

        Preferred stock, $0.01 par value; authorized 5,000,000 shares;
           no shares issued and outstanding                                                -                           -
    Common stock, $0.01 par value; authorized 15,000,000 shares; issued and outstanding at December 31, 2000, 6,281,386 shares, and at
      March 31, 2001, 6,281,386 shares                                                62,814                      62,814
      Additional paid-in capital                                                  35,148,577                  35,148,577
      Retained earnings                                                           29,262,582                  31,160,251
      Accumulated other comprehensive income, net                                    428,085                     910,457
           Treasury Stock, 1,267,200 shares at December 31, 2000 and
             1,477,839 shares at March 31, 2001                                   (7,098,913)                 (8,486,775)
                                                                                ------------                ------------
             Total shareholders' equity                                           57,803,145                  58,795,324
                                                                                ------------                ------------
    Total liabilities and shareholders's equity                                 $207,298,116                $228,884,457
                                                                                ============                ============
See accompanying notes to consolidated financial statements (unaudited).

                                        American Safety Insurance Group, Ltd. and Subsidiaries

                                                  Consolidated Statements of Earnings
                                                              (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                            2000                           2001
                                                            ----                           ----
Revenues:
   Direct premiums earned                              $    3,159,207               $  23,007,062
Assumed premiums earned:
   Affiliate                                                  995,736                   2,462,812
   Nonaffiliates                                            2,412,417                   3,759,342
                                                          -----------                   ---------
   Total assumed premiums earned                            3,408,153                   6,222,154
                                                          -----------                   ---------

Ceded premiums earned:
   Affiliate                                                  846,088                   1,377,007
   Nonaffiliates                                            1,657,949                  14,483,191
                                                          -----------                  ----------
      Total ceded premiums earned                           2,504,037                  15,860,198
                                                          -----------                  ----------
      Net premiums earned                                   4,063,323                  13,369,018
                                                          -----------                  ----------

   Net investment income                                      729,102                     857,512
   Interest on notes receivable                               434,594                     275,932
   Brokerage commission income                                473,139                     490,943
   Management fees from affiliate                             367,000                     363,805
   Net realized gains (losses)                               (126,047)                    239,519
   Other income                                               656,162                     659,859
                                                          -----------                  ----------
      Total revenues                                        6,597,273                  16,256,588
                                                          -----------                  ----------

Expenses:
   Losses and loss adjustment expenses incurred             2,797,099                   8,097,967
   Acquisition expenses                                       763,048                   2,142,255
   Payroll and related expenses                             1,628,224                   2,086,937
   Other expenses                                             886,066                   1,664,789
   Expense due to rescission                                3,541,848                            -
                                                          -----------                  -----------
      Total expenses                                        9,616,285                  13,991,948
                                                          -----------                  ----------

        Earnings (loss) before income taxes                (3,019,012)                  2,264,640

Income taxes (benefit)                                     (1,070,259)                    366,971
                                                           -----------                 ----------

Net earnings (loss)                                       $(1,948,753)                 $1,897,669
                                                          ============                 ==========

Net earnings (loss) per share:
   Basic                                                   $  (0.33)                   $   0.39
                                                           ----------                   --------
   Diluted                                                 $  (0.33)                   $   0.38
                                                           ----------                   --------

Common shares used in computing earnings per share:
   Basic                                                    5,926,654                   4,882,375
                                                            =========                   =========
   Diluted                                                  5,931,996                   4,962,112
                                                            =========                   =========

See accompanying notes to consolidated financial statements (unaudited).

                                        American Safety Insurance Group, Ltd. and Subsidiaries

                                                 Consolidated Statements of Cash Flow

                                                              (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                            ---------
                                                                                  2000                    2001
                                                                                  ----                    ----
Cash flow from operating activities:
    Net earnings                                                             $(1,948,753)            $1,897,669
    Adjustments to reconcile net earnings to net cash provided by operating activities:
      Realized gains/losses on sale of investments                               126,047               (239,519)
      Amortization of deferred acquisition costs                                 678,192             (1,771,849)
      Change in:
         Accrued investment and interest income                                 (259,039)              (523,078)
         Premiums receivable                                                    (969,773)             1,789,775
         Commissions receivable                                                   (5,702)               (26,033)
         Reinsurance recoverable and ceded unearned premiums                  (2,968,321)            (5,331,637)
         Unearned loan fees                                                            -                (81,250)
         Funds held by reinsured                                                  95,734               (180,681)
         Due from affiliate                                                      (74,777)            (2,363,549)
         Funds on Deposit                                                        (11,323)              (386,072)
         Income taxes                                                         (1,554,507)               479,954
         Unpaid losses and loss adjustment expenses                            1,123,014             14,140,891
         Unearned premiums                                                     3,365,859              7,739,246
         Liability for deductible fees held                                      (41,014)                     -
         Ceded premiums payable                                                2,146,443             (7,425,488)
         Due to affiliate                                                        342,945               (469,519)
         Accounts payable and accrued expenses                                 1,561,978                311,194
         Collateral                                                             (283,037)              (477,520)
         Prepaid items                                                            30,806                (97,367)
         Other, net                                                             (210,145)                93,310
                                                                             ------------             ---------
               Net cash provided by operating activities                       1,144,627              7,078,477
                                                                             -----------              ---------

Cash flow from investing activities:
    Purchases of fixed maturities                                                      -            (10,849,760)
    Purchases of Equity Investments                                           (4,898,758)            (1,177,155)
    Proceeds from maturity and redemption of fixed maturities                          -                821,207
    Proceeds from sale of fixed maturities                                     4,008,167              5,016,101
    Proceeds from sale of equity investments                                   4,591,753                      -
    Purchase of Trafalgar Insurance Company                                   (7,050,877)                     -
    Increase  in Investment in Real Estate                                    (1,068,981)            (6,714,492)
    Increase in short-term investments                                         2,178,744              2,039,759
    Proceeds from notes receivable - related parties                           1,530,000                      -
    Advances in notes receivable - other                                        (821,792)              (176,165)
    Purchase of fixed assets, net                                                (64,199)              (108,072)
                                                                            -------------           ------------
      Net cash used in investing activities                                   (1,595,943)           (11,148,577)
                                                                            -------------           ------------

Cash flow from financing activities:
    Purchase of treasury stock                                                  (665,119)            (1,387,862)
    Proceeds from loan payable                                                11,648,855              4,818,529
    Proceeds from escrow deposits                                                      -              2,573,712
                                                                            ------------             ----------
      Net cash provided by financing activities                               10,983,736              6,004,379
                                                                            ------------             ----------

      Net increase (decrease) in cash                                         10,532,420              1,934,279

Cash at beginning of period                                                      427,154              9,901,784
                                                                            ------------             ----------

Cash at end of period                                                        $10,959,574            $11,836,063
                                                                             ===========            ===========

NONCASH ITEMS
    Operating activities:
      Recoverable due to rescission in other assets                           (1,323,000)                     -

    Financing activities:                                                              -                      -
      Issuance of common stock                                                 1,323,000                      -
                                                                            ------------            ---------------

    Net noncash adjustments                                                            -                      -
                                                                            ============            ===============

See accompanying notes to consolidated financial statements (unaudited).

                                        American Safety Insurance Group, Ltd. and Subsidiaries

                                           Consolidated Statements of Comprehensive Earnings
                                                              (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                               -------------------------------

                                                                   2000                2001
                                                                   ----                ----

Net earnings (loss)                                            $(1,948,753)         $1,897,669

Other comprehensive earnings before
 income taxes:

Unrealized gains on securities
available for sale                                                  16,913             835,242

Reclassification adjustment for
 realized (gains) losses  included in net
earnings                                                           126,047            (239,519)
                                                               -----------            ---------

    Total other comprehensive earnings before taxes                142,960             595,723

Income tax expense (benefit) related to
 items of comprehensive income                                    (234,263)            113,351
                                                               ------------         ----------

    Other comprehensive earnings net of income taxes               377,223             482,372
                                                               -----------          ----------

  Total comprehensive earnings (loss)                          $(1,571,530)         $2,380,041
                                                               ============         ==========

See accompanying notes to consolidated financial statements (unaudited).

                                        American Safety Insurance Group, Ltd. and Subsidiaries

                                        Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation

             The accompanying unaudited interim consolidated financial statements of American Safety
Insurance Group, Ltd. ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with accounting principles generally accepted in the United States of
America and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the
Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

             The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2000.

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
The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative.  If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative's estimated fair value are recognized in earnings.  The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship.  The adoption of SFAS No. 133, as amended, did not have a material impact on the
Company's consolidated financial position and results of operation.

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

Note 4 - Investments

             The amortized cost and estimated fair values of investments at December 31, 2000 and
March 31, 2001 are as follows:

                                                                                Gross            Gross
                                                            Amortized         unrealized       unrealized      Estimated
                                                               Cost             gains            losses        fair value

December 31, 2000:
    Securities available for sale:
      Fixed maturities:
         U.S. Treasury securities and obligations of
            U.S. Government  corporations and
            agencies                                     $ 30,952,452         $615,498       $112,524         31,455,426
      Obligations of states and political subdivisions      6,083,661          190,974              -          6,274,635
      Corporate securities                                  6,799,319           17,688        153,243          6,663,764
      Mortgage-backed securities                            1,562,888           31,997          3,054          1,591,831
                                                            ---------          -------      ---------          ---------
              Total fixed maturities                       45,398,320          856,157        268,821         45,985,656

 Equity investments - common stocks                           162,322                -              -            162,322
                                                          -----------         --------       --------        -----------

      Total                                               $45,560,642         $856,157       $268,821        $46,147,978
                                                          ===========         ========       ========        ===========

March 31, 2001:
    Securities available for sale:
      Fixed maturities:
         U.S. Treasury securities and obligations of
            U.S. Government  corporations and
            agencies                                      $32,711,996       $1,015,802             $13,964        $33,713,834
         Obligations of states and political subdivisions     636,503           20,721                   -            657,224
         Corporate securities                              13,319,497          104,585              17,506         13,406,576
         Mortgage-backed securities                         3,697,393           76,707               3,285          3,770,815
                                                          -----------       ----------           ---------        -----------
              Total fixed maturities                       50,365,389        1,217,815              34,755         51,548,449

 Equity investments - common stocks                         1,339,387                -                    -         1,339,387
                                                          -----------       ----------             --------       -----------

      Total                                               $51,704,776       $1,217,815             $34,755        $52,887,836
                                                          ===========       ==========             =======        ===========

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

       The Company is also involved in the development of the Harbour Village Golf and Yacht
       Club project in Ponce Inlet, Florida, as discussed in Note 7 and this item is reflected in the segment United States-Real Estate.

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

(c)    Information about segment profit or loss and assets:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                            2000                2001
                                                                            ----                ----
United States - Insurance

Net premiums earned - All other                                         $ 4,782,989         $12,726,831
    Net premiums earned - Intersegment                                   (1,551,002)         (2,469,582)
    Net investment income and interest on notes receivable                  312,567             662,588
Other revenues                                                              786,914           1,735,852
                                                                       ------------           ---------
Total revenues                                                            4,331,468          12,665,689
Interest expense                                                                  -                   -
Depreciation and amortization expense                                        34,469              62,182
Equity in net earnings of subsidiaries                                   (3,070,300)            846,942
Income taxes                                                             (1,070,259)            452,197
Segment profit/(loss)                                                    (2,000,041)            849,286
Significant noncash items other than depreciation and
    amortization                                                                  -                   -
Property, plant and equipment                                               462,661             732,046
Total investments                                                        37,997,156          57,823,164
Total assets                                                             87,338,785         169,453,203
Total policy and contract liabilities                                    27,508,968         106,754,585
Total liabilities                                                        60,403,070         140,053,276

United States - Real Estate

Net premiums earned - All other                                                   -                   -
Net premiums earned - Intersegment                                                -                   -
Net investment income and interest on notes receivable                            -                   -
Other revenues                                                                    -                 864
                                                                            -------           ---------
Total revenues                                                                    -                 864
Interest expense                                                                  -                   -
Depreciation and amortization expense                                             -              14,493
Equity in net earnings of subsidiaries                                            -                   -
Income taxes                                                                      -             (85,226)
Segment profit/(loss)                                                             -            (165,439)
Significant noncash items other than depreciation and
    amortization                                                                  -                   -
Property, plant and equipment                                                     -             311,769
Total investments                                                                 -          31,780,364
Total assets                                                                      -          36,497,204
Total policy and contract liabilities                                             -                   -
Total liabilities                                                                 -          27,335,385

                                                                              Three Months Ended
                                                                                   March 31,

Bermuda

Net premiums earned - All other                                        519,589            642,187
Net premiums earned - Intersegment                                   1,551,002          2,469,582
Net investment income and interest on notes receivable                 851,129            470,856
Other revenues                                                         519,515             37,500
                                                                     ---------         ----------
Total revenues                                                       3,441,235          3,620,125
Interest expense                                                             -                  -
Depreciation and amortization expense                                        -                  -
Equity in net earnings of subsidiaries                                (890,890)        (1,626,479)
Income taxes                                                                 -                  -
Segment profit                                                          51,288          1,213,822
Significant noncash items other than depreciation and
    amortization                                                             -                  -
Property, plant and equipment                                          835,832                  -
Total investments                                                   53,602,506         62,911,219
Total assets                                                        95,804,898         89,332,513
Total policy and contract liabilities                               13,837,066         17,903,538
Total liabilities                                                   17,661,013         19,245,358

Intersegment Eliminations

Net premiums earned - All Other                                              -                   -
Net premiums earned - Intersegment                                           -                   -
Net investment income and interest on notes receivable                       -                   -
Other revenues                                                        (178,804)            (20,090)
                                                                      ---------       ------------
Total revenues                                                        (178,804)            (20,090)
Interest expense                                                             -                   -
Depreciation and amortization expense                                        -                   -
Equity in net earnings of subsidiaries                                 890,890             779,537
Income taxes                                                                 -                    -
Segment profit (loss)                                                        -                    -
Significant noncash items other than depreciation and
    amortization                                                             -                    -
Property, plant and equipment                                                -                    -
Total investments                                                   (44,952,489)        (49,853,577)
Total assets                                                        (60,330,326)        (66,398,463)
    Total policy and contract liabilities                            (6,947,583)        (10,316,005)
Total liabilities                                                   (15,377,837)        (16,544,886)

                                                                                         Three Months Ended
                                                                                              March 31,

Total

Net premiums earned - All other                                         5,302,578                     13,369,018
Net premiums earned - Intersegment                                              -                              -
Net investment income and interest on notes receivable                  1,163,696                      1,133,444
Other revenues                                                          1,127,625                      1,754,126
                                                                        ---------                     ----------
Total revenues                                                          7,593,899                     16,256,588
Interest expense                                                                -                              -
Depreciation and amortization expense                                      34,469                         76,675
Equity in net earnings of subsidiaries                                          -                              -
Income taxes                                                           (1,070,259)                       366,971
Segment profit (loss)                                                  (1,948,753)                     1,897,669
Significant noncash items other than depreciation and
    amortization                                                                -                              -
Property, plant and equipment                                           1,298,493                      1,043,815
Total investments                                                       59,755,996                   102,661,170
Total assets                                                            122,813,357                  228,884,457
Total policy and contract liabilities                                    34,398,451                   114,342,118
Total liabilities                                                       62,686,246                   170,089,133

Note 6 - Shareholder Matters

            During the quarter ended March 31, 2001, the Company repurchased 210,639 shares of its stock at a total price of $1,387,862 in open market transactions pursuant to its share repurchase program.

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

             As of December 31, 2000 and March 31, 2001, the investment in real estate for the
Harbour Village project is as follows (in thousands):

                                            December 31, 2000          March 31, 2001
                                            -----------------          --------------
Land                                                $11,989              $11,989
Capitalized overhead, interest and
        taxes                                         3,886                4,323
Work in process                                       8,961               15,468
                                                      -----               ------
        Total                                       $24,836              $31,780
                                                    =======              =======

Note 8 - Income Taxes

      Total income tax (benefit) for the quarters ended March 31, 2000 and 2001 were allocated as follows:

                                                            Quarter Ended
                                                              March 31,
                                                    2000                2001
                                                    ----                ----
Tax benefit attributable to:
    Income from continuing operations             (1,070,259)           366,971
    Unrealized losses  on
         securities available for sale              (232,639)           112,944
                                                -------------           -------
              Total                             $ (1,302,898)          $479,915
                                                 ============           =======

           U.S. Federal and state income tax expense from continuing operations consists of the following components:

                                                Current           Deferred         Total
                                                -------           --------         -----
March 31, 2000                                (1,132,235)            61,976      (1,070,259)
March 31, 2001                                   519,232           (152,261)        366,971

           The state income tax components aggregated $(4,461) and $21,905 for the quarters ended
March 31, 2000 and 2001, respectively.

           Income tax expense for the quarters ended March 31, 2000 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                            March 31,
                                                       2000          2001
                                                       ----          ----

Expected income tax expense                        $(1,026,464)     $769,978
Foreign earned income not subject to U.S.
   taxation                                            (17,438)     (412,699)
Tax-exempt interest                                    (28,643)      (15,275)
State taxes and other                                    2,286        24,967
                                                  ------------      --------

                                                   $(1,070,259)     $366,971
                                                    ===========      =======

           Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities.  The following deferred taxes are recorded:

                                                                 December 31,            March 31,
                                                                     2000                  2001
                                                                     ----                  ----
Deferred tax assets:
      Loss reserve discounting                                  $  1,075,061         $  1,558,963
      Unearned premium reserves                                    1,209,162            1,859,470
      Difference between tax and GAAP basis of Harbour
           Village Project                                                -             3,854,177
      Net operating loss carry forward                               398,597                    -
                                                                 -----------         ------------
           Gross deferred tax assets                               2,682,820            7,272,610
           less: Valuation allowance                                       -           (3,854,177)
                                                                  ----------           ----------
           Gross deferral tax assets, net of valuation
                allowance                                          2,682,820            3,418,433
                                                                  ----------           ----------

Deferred tax liabilities:
      Deferred acquisition costs                                     978,785            1,562,089
      Unrealized gain on securities                                  159,251              272,195
      Other                                                            1,512                1,560
                                                                  ----------         ------------
           Gross Deferred  tax liabilities                         1,139,548            1,835,844
                                                                  ----------            ---------

                Net deferred tax asset                            $1,543,272           $1,582,589
                                                                   =========            =========

     The  valuation  allowance  in the above  table is  related  to the  Harbour
Village  project.  This allowance  will decrease as  condominium  units and boat slips are closed. The Company will continue to monitor this valuation  allowance in future periods.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

           American Safety is a specialty insurance and financial services holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental risks and other specialty risks, and provides a broad range of financial services and products to middle market businesses.
The Company is also the owner/developer of the Harbour Village Golf & Yacht Club, a residential condominium, marina and golf course project in Ponce Inlet, Florida..

Forward Looking Statements

           This Report contains certain forward-looking statements within the meaning of United States'
securities laws which are intended to be covered by the safe harbors created thereby.
Forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various industry factors, including the outcome of the Company's lawsuit for rescission of the acquisition of an insurance agency and two related insurance companies, competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions.  With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in new construction, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions.  All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the
Company expects or anticipates will or may occur in the future constitute forward-looking statements.  Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

           The following table sets forth the Company's consolidated revenues:

                                                                                           Three Months
                                                                                          Ended March 31,
                                                   -------------------------------------------------------------------------------------------
                                                                                                           1999 to          2000 to
                                                         1999           2000           2001               2000             2001
                                                   ---------------  ------------ ----------------- ------------------  ---------------
                                                                               (Dollars in thousands)
                                                   -----------------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
   Workers' compensation                               $1,370         $2,371          $2,711             73.1%               14.3%
   General liability                                      643            744           2,708             15.7               264.0
   Auto Liability                                          13               -              -           (100.0)                  -
                                                      -------        --------        -------           ------              ------
        Total reinsurance                               2,026          3,115           5,419             53.8                74.0
                                                      -------        -------         -------           ------              ------

Primary insurance:
   Commercial Line                                          -            259             771              -                 197.7
   Workers' compensation                                    -              -             639              -                   -
   Surety                                                 283            546           2,025             92.9               270.9
   General Liability                                        -              -           2,969              -                   -
   Program Business                                        18            143           1,546            694.4               981.1
                                                       ------        -------        --------          -------           ---------
        Total primary insurance                           301            948           7,950            215.0               738.6
                                                       ------        -------        --------          -------           ---------
             Total net premiums earned                  2,327          4,063          13,369             74.6               229.0
                                                       ------         ------        --------          -------           ----------

Net investment income                                     699            729             858              4.3                17.7
Interest on notes receivable                              926            435             276            (53.0)              (36.6)
Commission and fee income:
   Brokerage commission income                            443            473             491              6.8                 3.8
   Management fees from affiliate                         341            367             364              7.6                (0.8)
                                                     --------       --------             ---        ---------           ----------
     Total commission and fee income                      784            840             855              7.1                 1.8
                                                     --------       --------             ---        ---------           ----------
Net realized gains (losses)                                (1)          (126)            240        (12,500.0)              290.5
Other income                                                79           656             660            730.4                 0.6
                                                     ---------      --------             ---         ---------           ----------
        Total Revenues                                 $4,814         $6,597         $16,258             37.0%              146.4%
                                                       ------         ------         -------         --------           ---------

             The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                           Three months ended
                                                                March 31,
                                                                ---------

                                                1999              2000        2001
                                                ----              ----        ----
Insurance operations:
 Loss and loss adjustment expense ratio         53.7%             68.8%       60.6%
 Expense ratio                                  16.6              33.3        25.2
                                                ----             -----        ----
    Combined ratio                              70.3%            102.1%       85.8%
                                                ----             -----        ----

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

             Net Premiums Earned.  Net premiums earned increased 229% from $4.1 million in the quarter ended March 31, 2000 to $13.4 million in the quarter ended March 31, 2001.  The principal factors accounting for the increase were an increase in program business premiums by 981.1% or
$1.4 million, an increase in surety premiums by 270.9% or $1.5 million, an increase in commercial lines premiums of 197.7% or $512,000, an increase in general liability reinsurance premiums of
264% or $2.0 million, and an increase in workers' compensation premiums of 14.3% or $340,000.

             Net Investment Income.  Net investment income increased 17.7% from $729,000 in the quarter ended March 31, 2000 to $858,000 in the quarter ended March 31, 2001 due to higher levels of invested assets generated from positive cash flows from operations.  The average pre-tax yield on investments was 6.2% in the quarter ended March 31, 2000 and 5.4% in the quarter ended March
31, 2001.  The average after-tax yield on investments was 5.5% in the quarter ended March 31, 2000 and 4.1% in the quarter ended March 31, 2001.

             Interest from Notes Receivable.  Interest from notes receivable decreased 36.6% from
$435,000 in the quarter ended March 31, 2000 to $276,000 in the quarter ended March 31, 2001 due to repayment of various loans.  Average notes receivable decreased to $9.0 million from $12.6 million for the quarter.

             Brokerage Commission Income.  Income from insurance brokerage operations increased
3.8% from $473,000 in the quarter ended March 31, 2000 to $491,000 in the quarter ended March
31, 2001 due to slightly higher levels of premiums produced by the risk retention group affiliate.

             Management Fees.  Management fees were $364,000 in the quarter ended March 31, 2000 and $367,000 in the quarter ended March 31, 2001.  These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

             Net Realized Gains and Losses.  Net realized gains and losses increased from a loss of
$126,000 in the quarter ended March 31, 2000 to a gain of $240,000 for the quarter ended March 31,
2001 due to the sale of bonds in the Company's investment portfolio.

             Other Income.  Other income increased from $656,000 in the quarter ended March 31, 2000 to $660,000 for the quarter ended March 31, 2001 as a result of fees generated by the Company's financial services subsidiary.  No assurance can be given as to the regularity or amount of such fees being generated by the Company's financial services subsidiary.

             Losses and Loss Adjustment Expenses.  Losses and loss adjustment expenses increased
189.5% from $2.8 million in the quarter ended March 31, 2000 to $8.1 million in the quarter ended
March 31, 2001 due to an increase in net premiums earned.  Increases in commercial lines and surety premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses.  During the quarter ended March 31, 2001, the Company also recognized $250,000 of reserve redundancies in certain older accident years relating to the environmental line of business.
The Company will continue to monitor its reserves and recognize any future redundancies if and when appropriate.

             Acquisition Expenses.  Policy acquisition expenses increased 180.7% from $763,000 in the quarter ended March 31, 2000 to $2.1 million in the quarter ended March 31, 2001 as a result of increased premiums earned.  Premium tax expense also increased to $781,000 from $224,000 due to higher volumes of direct premiums earned.

             Payroll and Other Expenses.  Payroll and other expenses increased 49.2% from $2.5 million in the quarter ended March 31, 2000 to $3.8 million in the quarter ended March 31, 2001 as a result of increased payroll and related expenses in the Company's newer business units and non-
capitalizable expenses of $252,000 related to the development of the Harbour Village project.

             Income Taxes.  Federal and state income taxes increased from a benefit of $1.1 million in the quarter ended March 31, 2000 to an expense of $367,000 in the quarter ended March 31, 2001 due to higher levels of income in the Company's U.S. subsidiaries' operations.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

             Net Premiums Earned.  Net premiums earned increased 74.6% from $2.3 million in the quarter ended March 31, 1999 to $4.1 million in the quarter ended March 31, 2000.  The principal factor accounting for the increase was the Company's assumption of workers' compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers' compensation reinsurance from $1.4 million in the quarter ended March 31, 1999 to
$2.4 million in the quarter ended March 31, 2000.  This increase was a result of additional premiums from new insureds in this line of business.  Another factor accounting for the increase was an increase of the Company's surety business by 92.9% from $283,000 in the quarter ended March 31,
1999 to $546,000 in the quarter ended March 31, 2000.  The increase in surety business is attributable to additional premiums from new business and the Company's new reinsurance program.

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

             Brokerage Commission Income.  Income from insurance brokerage operations increased
6.8% from $443,000 in the quarter ended March 31, 1999 to $473,000 in the quarter ended March
31, 2000 as a result of higher levels of premiums produced by our non-subsidiary affiliate.

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

             Acquisition Expenses.  Policy acquisition expenses increased 336.2% from ($323,000) in the quarter ended March 31, 1999 to $763,000 in the quarter ended March 31, 2000 as a result of increased premiums production.

             Payroll and Other Expenses.  Payroll and other expenses increased 56.3% from $1.6 million in the quarter ended March 31, 1999 to $2.5 million in the quarter ended March 31, 2000 as a result of increases in salary, benefits and operating expense primarily due to increased staffing for new and existing programs.

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

Liquidity and Capital Resources

           The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations.  During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers' compensation and excess and surplus lines.  The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, commission income and management fees.
The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses, and the purchase of investment securities, which requirements have historically been satisfied from operating cash flows.  Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns.  Management believes that the
Company's current cash flows are sufficient for the short-term needs of its insurance business and the Company's invested assets are sufficient for the long-term needs of its insurance business.  The
Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity.

           On a consolidated basis, net cash provided from operations was $1.1 million for the three months ended March 31, 2000 and $7.1 million for the three months ended March 31, 2001.  The positive cash flows for said periods were primarily attributable to net premiums written and net earnings.  Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business.  The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

           Total assets increased from $207.3 million at December 31, 2000 to $228.9 million at March
31, 2001 primarily due to increases in premiums receivable, reinsurance recoverables and real estate investments.  Cash, invested assets and notes receivable increased from $110.1 million at December
31, 2000 to $123.5 million at March 31, 2001, as a result of increases in net premiums written, investment income and real estate.  At March 31, 2001, the Company has repurchased 1,477,839 shares of its common stock at a total cost of $8.5 million since January 1999.

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

             Harbour Village Development.  The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in
Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club.  The Harbour Village property (comprising 173 acres) was acquired by the Company  through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar
Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809.  As of May 10, 2001, the Company's marketing efforts had generated approximately $90 million of pre-sales of condominium units and boat slips.

           It is anticipated that Harbour Village will be developed in three Phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units.  In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project.  Through March 31, 2001, the Company had borrowed approximately $16 million from this loan facility.  The estimated construction and development cost for the entire Harbour Village project is approximately $200 million over a three to five year period.  Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities.  No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

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

             The Company's market risk has not changed materially since December 31, 2000.

                                                      PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

             Not applicable.

 Item 2.  Changes in Securities and Use of Proceeds.

             Not applicable.

 Item 3.  Defaults Upon Senior Securities.

             Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders.

             Not applicable.

 Item 5.  Other Information.

             Timothy E. Walsh resigned as a director of the Company effective April 11, 2001.

 Item 6.  Exhibits and Reports on Form 8-K.

             (a)  The following exhibits are filed as part of this Report:

                  Exhibit No.                    Description
                  -----------                    -----------

                      11                         Computation of Earnings Per Share

             (b)  Reports on Form 8-K.

                  None.

                                                              SIGNATURES

             Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant
has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2001.

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

                                                                                         Three Months Ended
                                                                                        -------------------

                                                                               March 31,                    March 31,
                                                                                  2000                         2001
                                                                                 ------                       -----

Basic:
Earnings (loss) available to common
shareholders.........................................                        $(1,948,753)                 $1,897,669
                                                                             ============                 ==========

Weighted average common shares
outstanding.................................................                   5,926,654                   4,882,375

Basic earnings (loss) per common shares .............                       $      ( .33)                   $    .39
                                                                             ============                   ========

Diluted:
Earnings (loss) available to common
shareholders.........................................                        $(1,948,753)                  $1,897,669
                                                                              ==========                   ==========

Weighted average common shares
outstanding..........................................                          5,926,654                    4,882,375

Weighted average common shares
equivalents associated with options..................                              5,342                       79,737

Total weighted average common
shares...............................................                           5,931,996                   4,962,112
                                                                                =========                   =========

Diluted earnings (loss) per common shares............                       $        (.33)                 $      .38
                                                                            ==============                 ==========
                                                                 -24-