Form 10-Q/A
period 2001-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2001-08-08
CIK 783603

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON D.C. 20549

                                    ----------------------

                                         FORM 10-Q/A

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

                            AMERICAN SAFETY INSURANCE GROUP, LTD.

                                         FORM 10-Q/A

                                      TABLE OF CONTENTS
                                      -----------------

                                                                                Page

PART I - FINANCIAL INFORMATION
        Item 1.  Financial Statements                                            1
        Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                 14
        Item 3.  Quantitative and Qualitative Disclosures About Market Risks.   22

PART II - OTHER INFORMATION
        Item 1.  Legal Proceedings                                              23
        Item 2.  Changes in Securities and Use of Proceeds.                     23
        Item 3.  Defaults Upon Senior Securities.                               23
        Item 4.  Submission of Matters to a Vote of Security Holders.           23
        Item 5.  Other Information.                                             23
        Item 6.  Exhibits and Reports on Form 8-K.                              23

         The Registrant hereby amends and restates Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001. As more fully explained in Note 1 to the Notes to Consolidated Financial Statements (Unaudited) of the Registrant, the restatement results from a transposition error in the Registrant's recording of acquisition expenses in an insurance subsidiary for the first quarter of 2001. The error had the effect of understating acquisition expenses and thereby overstating net earnings. The error occurred only in the first quarter of 2001 and no prior or subsequent periods are affected. The Company, based on discussions with its independent auditors and tax advisers, also has reclassified $5.8 million from the Company's investment in real estate for the Harbour Village project to a deferred income tax asset in order to conform to EITF Abstract 98-11 of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board.

                                 PART I FINANCIAL INFORMATION

                    American Safety Insurance Group, Ltd. and Subsidiaries
                                 Consolidated Balance Sheets

                                                               December 31,       March 31,
                                                                    2000            2001
                                                                    -----           ----
                                                                                 (unaudited)
                                                                                 (restated)
                          Assets
                          ------
Investments:
     Securities available for sale, at fair value:
        Fixed maturities                                    $45,985,656       $51,548,449
     Common stock                                               162,322         1,339,387
     Investment in real estate                               23,946,305        30,660,797
     Short-term investments                                  15,312,377        13,272,618
                                                             ----------        ----------
        Total investments                                    85,406,660        96,821,251
Cash                                                          3,784,102         3,628,591
Restricted Cash                                               6,117,682         8,207,472
Accrued investment and interest income                        1,543,675         2,066,753
Notes receivable                                              8,878,018         9,054,183
Premiums receivable                                          33,344,382        30,591,134
Commissions receivable                                               -             26,033
Funds on deposit                                                298,000           648,072
Ceded unearned premium                                       22,190,095        19,717,775
Reinsurance recoverable                                      27,929,794        35,019,861
Due from affiliate                                              985,320         3,348,869
Income tax recoverable                                          160,333                 -
Deferred income taxes                                         7,383,191         7,422,508
Deferred Acquisition Costs                                    3,039,144         4,810,993
Property, plant and equipment                                   935,743         1,043,815
Prepaid Items                                                 1,755,191         1,852,558
Goodwill                                                      1,553,863         1,532,055
Other assets                                                  1,992,923         2,129,061
                                                              ---------         ---------
        Total assets                                       $207,298,116      $227,920,984
                                                           ============      ============

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
     Unpaid losses and loss adjustment expenses             $50,508,627       $64,649,518
     Unearned premiums                                       41,953,354        49,692,600
     Reinsurance on paid loss and loss
       adjustment  expenses                                     928,865           214,975
     Ceded premiums payable                                  24,311,656        16,886,168
     Due to affiliate:
       Ceded premiums payable                                   567,786           328,057
       Reinsurance on paid loss and
         loss adjustment expenses                               229,790                 -
     Escrow Deposits                                          6,200,182         8,773,894
     Accounts payable and accrued expenses                    6,384,429         6,695,623
     Funds held                                               4,861,472         4,680,791
     Loan payable                                            11,435,221        16,253,750
     Collateral held                                          1,544,839         1,067,319
     Income tax payable                                               -            31,358

     Unearned Loan Fees                                         568,750           487,500
                                                                -------           -------
       Total liabilities                                    149,494,971       169,761,553
                                                            -----------       -----------

Shareholders' equity:
     Preferred stock, $0.01 par value; authorized
       5,000,000   shares;   no  shares   issued
       and outstanding                                               -                 -
     Common stock, $0.01 par value; authorized
       15,000,000  shares;  issued and outstanding at
       December 31, 2000, 6,281,386 shares, and at
       March 31, 2001,  6,281,386 shares                         62,814            62,814
       Additional paid-in capital                            35,148,577        35,148,577
       Retained earnings                                     29,262,582        30,524,358
       Accumulated other comprehensive income, net              428,085           910,457
       Treasury Stock, 1,267,200 shares at December
         31, 2000 and 1,477,839 shares at March 31,
         2001                                                (7,098,913)       (8,486,775)
                                                             -----------       -----------
           Total shareholders' equity                        57,803,145        58,159,431
                                                             ----------        ----------
      Total liabilities and shareholders's equity          $207,298,116      $227,920,984
                                                           ============      ============

See accompanying notes to consolidated financial statements (unaudited).

                    American Safety Insurance Group, Ltd. and Subsidiaries

                             Consolidated Statements of Earnings
                                         (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      2000              2001
                                                      ----              ----
                                                                     (restated)
Revenues:
   Direct premiums earned .........................   $ 3,159,207    $23,007,062
Assumed premiums earned:
   Affiliate ......................................       995,736      2,462,812
   Nonaffiliates ..................................     2,412,417      3,759,342
                                                      -----------    -----------
   Total assumed premiums earned ..................     3,408,153      6,222,154
                                                      -----------    -----------

Ceded premiums earned:
   Affiliate ......................................       846,088      1,377,007
   Nonaffiliates ..................................     1,657,949     14,483,191
                                                      -----------    -----------
          Total ceded premiums earned .............     2,504,037     15,860,198
                                                      -----------    -----------
          Net premiums earned .....................     4,063,323     13,369,018
                                                      -----------    -----------

   Net investment income ..........................       729,102        857,512
   Interest on notes receivable ...................       434,594        275,932
   Brokerage commission income ....................       473,139        490,943
   Management fees from affiliate .................       367,000        363,805
   Net realized gains (losses) ....................      (126,047)       239,519
                                                      -----------    -----------
   Other income ...................................       656,162        659,859
                                                      -----------    -----------
     Total revenues ...............................     6,597,273     16,256,588
                                                      -----------    -----------

Expenses:
   Losses and loss adjustment expenses incurred ...     2,797,099      8,097,967
   Acquisition expenses ...........................       763,048      3,105,728
   Payroll and related expenses ...................     1,628,224      2,086,937
   Other expenses .................................       886,066      1,664,789
   Expense due to rescission ......................     3,541,848              -
                                                      -----------    -----------
     Total expenses ...............................     9,616,285     14,955,421
                                                      -----------    -----------

        Earnings (loss) before income taxes .......    (3,019,012)     1,301,167

Income taxes (benefit) ............................    (1,070,259)        39,391
                                                      -----------    -----------

Net earnings (loss) ...............................   $(1,948,753)   $ 1,261,776
                                                      ===========    ===========

Net earnings (loss) per share:
   Basic ..........................................   $     (0.33)   $      0.26
                                                      -----------    -----------
   Diluted ........................................     $ (0.33)    $      0.25
                                                      -----------    -----------

Common shares used in computing earnings per share:
   Basic ..........................................     5,926,654      4,882,375
                                                      ===========    ===========
   Diluted ........................................     5,931,996      4,962,112
                                                      ===========    ===========

        See accompanying notes to consolidated financial statements (unaudited).

                   American Safety Insurance Group, Ltd. and Subsidiaries

                             Consolidated Statements of Cash Flow

                                         (Unaudited)

                                                                 Three months ended
                                                                     March 31,
                                                                    ------------
                                                             2000              2001
                                                             ----              ----
                                                                            (restated)
Cash flow from operating activities:
   Net earnings ........................................  $ (1,948,753)   $  1,261,776
   Adjustments to reconcile net earnings
      to net cash  provided  by  operating
      activities:
      Realized  gains/losses on sale of investments ....       126,047        (239,519)
      Amortization of deferred acquisition costs .......       678,192      (1,771,849)
      Change in:
        Accrued investment and interest income .........      (259,039)       (523,078)
           Premiums receivable .........................      (969,773)      2,753,248
           Commissions receivable ......................        (5,702)        (26,033)
           Reinsurance recoverable and ceded
              unearned premiums ........................    (2,968,321)     (5,331,637)
           Unearned loan fees ..........................             -         (81,250)
           Funds held by reinsured .....................        95,734        (180,681)
           Due from affiliate ..........................       (74,777)     (2,363,549)
           Funds on Deposit ............................       (11,323)       (386,072)
           Income taxes ................................    (1,554,507)        152,374
           Unpaid losses and loss adjustment expenses ..     1,123,014      14,140,891
           Unearned premiums ...........................     3,365,859       7,739,246
           Liability for deductible fees held ..........       (41,014)              -
           Ceded premiums payable ......................     2,146,443      (7,425,488)
           Due to affiliate ............................       342,945        (469,519)
           Accounts payable and accrued expenses .......     1,561,978         311,194
           Collateral ..................................      (283,037)       (477,520)
           Prepaid items ...............................        30,806         (97,367)
           Other, net ..................................      (210,145)         93,310
                                                          ------------    ------------
             Net cash provided by operating activities .     1,144,627       7,078,477
                                                          ------------    ------------

Cash flow from investing activities:
   Purchases of fixed maturities .......................             -     (10,849,760)
   Purchases of Equity Investments .....................    (4,898,758)     (1,177,155)
   Proceeds from maturity and redemption
     of fixed maturities ...............................             -         821,207
   Proceeds from sale of fixed maturities ..............     4,008,167       5,016,101
   Proceeds from sale of equity investments ............     4,591,753               -
   Purchase of Trafalgar Insurance Company .............    (7,050,877)              -
   Increase  in Investment in Real Estate ..............    (1,068,981)     (6,714,492)
   Increase in short-term investments ..................     2,178,744       2,039,759
   Proceeds from notes receivable - related parties ....     1,530,000               -
   Advances in notes receivable - other ................      (821,792)       (176,165)
   Purchase of fixed assets, net .......................       (64,199)       (108,072)
                                                          ------------    ------------
      Net cash used in investing activities ............    (1,595,943)    (11,148,577)
                                                          ------------    ------------

Cash flow from financing activities:
   Purchase of treasury stock ..........................      (665,119)     (1,387,862)
   Proceeds from loan payable ..........................    11,648,855       4,818,529
   Proceeds from escrow deposits .......................             -       2,573,712
                                                          ------------    ------------
      Net cash  provided by financing activities .......    10,983,736       6,004,379
                                                          ------------    ------------

      Net increase (decrease)in cash ...................    10,532,420       1,934,279
                                                          ------------    ------------

Cash at beginning of period ............................       427,154       9,901,784
                                                          ------------    ------------

Cash at end of period ..................................  $ 10,959,574    $ 11,836,063
                                                          ============    ============

NONCASH ITEMS
   Operating activities:
      Recoverable due to rescission in other assets ....    (1,323,000)              -

   Financing activities: ...............................             -               -
      Issuance of common stock
                                                             1,323,000               -
                                                          ------------    ------------
      Net noncash adjustments ..........................             -               -
                                                          ============    ============

        See accompanying notes to consolidated financial statements (unaudited).

                    American Safety Insurance Group, Ltd. and Subsidiaries

                      Consolidated Statements of Comprehensive Earnings
                                         (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                            ------------------

                                                           2000        2001
                                                           ----        ----
                                                                     (restated)

Net earnings (loss) ...............................   $(1,948,753)    $1,261,776

Other comprehensive earnings before
income taxes:

Unrealized gains on securities
available for sale ................................        16,913        835,242

Reclassification adjustment for
 realized (gains) losses included in net earnings .       126,047       (239,519)
                                                      -----------    -----------

   Total other comprehensive earnings before taxes        142,960        595,723

Income tax expense (benefit) related to
 items of comprehensive income ....................      (234,263)       113,351
                                                      -----------    -----------

   Other comprehensive earnings net of income taxes       377,223        482,372
                                                      -----------    -----------

  Total comprehensive earnings (loss) .............   $(1,571,530)   $ 1,744,148
                                                      ===========    ===========

        See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Restatement of Results of Operations and Basis of Presentation

        On August 8, 2001, the Company restated its results of operations for the first quarter of 2001. The restatement results from a transposition error in the Company's recording of acquisition expenses in an insurance subsidiary for the first quarter of 2001. The error had the effect of understating acquisition expenses by $963,473 and overstating net earnings by $635,893. The error occurred only in the first quarter of 2001 and no prior or subsequent periods are affected. The Company, based on discussions with its independent auditors and tax advisers, also has reclassified $5.8 million of the Company's investment in real estate for the Harbour Village project to a deferred income tax asset in order to conform to EITF Abstract 98-11 of the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board. This reclassification has no effect on the book value or earnings of the Company in the first quarter of 2001 or prior periods. It is anticipated that the difference in tax basis and GAAP basis for the Harbour Village project, as previously reported by the Company in its Form 10-Q for the first quarter of 2001, will generate additional earnings of $3.8 million for the Company as residential condominium units and boat slips are closed. See Note 7.

         The accompanying unaudited interim consolidated financial statements of American Safety Insurance Group, Ltd. ("American Safety") and its subsidiaries (collectively, the "Company") are prepared in accordance with accounting principles generally accepted in the United States and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company's liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

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

        The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items in the prior period's financial statements have been reclassified to conform with the 2001 presentation.

Note 2 - Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative’s estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company’s consolidated financial position and results of operation.

        In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities-a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures not previously required under SFAS No. 125. This statement is effective for all transfers and servicing of financial assets and liabilities occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, it is effective for fiscal years ended after December 15, 2000. The Company is currently assessing the impact of SFAS No. 140, but does not believe that the statement will have a material impact on the Company’s consolidated financial position and results of operation.

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

        Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and its Bermuda insurance subsidiary’s business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

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

        Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

Note 4 - Investments

        The amortized cost and estimated fair values of investments at December 31, 2000 and March 31, 2001 are as follows:

                                                             Gross         Gross
                                             Amortized     unrealized    unrealized     Estimated
                                               Cost          gains         losses      fair value

December 31, 2000:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury  securities and
         obligations of U.S. Government
         corporations and agencies ......    30,952,452   $  615,498   $   112,524    31,455,426
        Obligations of states and
         political subdivisions .........     6,083,661      190,974             -     6,274,635
      Corporate securities ..............     6,799,319       17,688       153,243     6,663,764
      Mortgage-backed securities ........     1,562,888       31,997         3,054     1,591,831
                                            -----------   ----------   -----------   -----------
          Total fixed maturities ........    45,398,320      856,157       268,821    45,985,656
 Equity investments - common stocks
                                                162,322            -             -        162,32
                                            -----------   ----------   -----------   -----------
     Total
                                            $45,560,642   $  856,157   $   268,821   $46,147,978
                                            ===========   ==========   ===========   ===========

March 31, 2001:
     Securities available for sale:
        Fixed maturities:
          U.S. Treasury securities and
           obligations of U.S. Government
           corporations and  agencies ...   $32,711,996   $1,015,802   $    13,964   $33,713,834
          Obligations of states and
           political subdivisions .......       636,503       20,721             -       657,224
          Corporate securities ..........    13,319,497      104,585        17,506    13,406,576
          Mortgage-backed securities ....     3,697,393       76,707         3,285     3,770,815
                                            -----------   ----------   -----------   -----------
            Total fixed maturities ......    50,365,389    1,217,815        34,755    51,548,449
 Equity investments - common stocks .....     1,339,387            -             -     1,339,387
                                            -----------   ----------   -----------   -----------

      Total .............................   $51,704,776   $1,217,815   $    34,755   $52,887,836
                                            ===========   ==========   ===========   ===========
  Factors used to identify the Company’s reportable segments:

        The Company’s United States and Bermuda operating segments were identified by management as separate operating segments based upon the regulatory environments of each of these countries. Significant differences exist under United States and Bermuda law concerning the regulation of insurance entities including differences in: types of permissible investments, minimum capital requirements, solvency monitoring, pricing, corporate taxation, etc.

  Products and services from each reportable segment:

        The Company’s United States and Bermuda operating segments, develop, underwrite, manage and market primary casualty insurance and reinsurance programs in the alternative insurance market for environmental risks and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

        The Company is also involved in the development of the Harbour Village Golf and Yacht Club project in Ponce Inlet, Florida, as discussed in Note 7 and this item is reflected in the segment United States-Real Estate.

        The United States operating segment's specialty insurance programs provide insurance and reinsurance for general, pollution and professional liability exposures, for workers’ compensation and surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks.

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

  Information about segment profit or loss and assets:
                                                                    Three Months Ended
                                                                        March 31,
                                                                      2000        2001
                                                                      ----        ----
         United States - Insurance

         Net premiums earned - All other .................... $  4,782,989    $  12,726,831
         Net premiums earned - Intersegment .................   (1,551,002)      (2,469,582)
         Net investment income and interest on notes
           receivable .......................................      312,567          662,588
         Other revenues
                                                                   786,914        1,735,852
                                                              ------------    -------------
         Total revenues .....................................    4,331,468       12,665,689
         Interest expense ...................................            -                -
         Depreciation and amortization expense ..............       34,469           62,182
         Equity in net earnings of subsidiaries .............            -                -
         Income taxes .......................................   (1,070,259)         124,617
         Segment profit/(loss) ..............................   (2,000,041)         213,393
         Significant noncash items other than
         depreciation and amortization ......................            -                -
         Property, plant and equipment ......................      462,661          732,046
         Total investments ..................................   37,997,156       53,102,812
         Total assets .......................................   87,338,785      168,489,730
         Total policy and contract liabilities ..............   27,508,968      106,754,585
         Total liabilities ..................................   60,403,070      139,725,696

         United States - Real Estate

         Net premiums earned - All other ....................            -                -

                                                                    Three Months Ended
                                                                        March 31,
                                                                  2000              2001
                                                                  ----              ----

         Net premiums earned - Intersegment                           -                    -
         Net investment income and interest on  notes
            receivable                                                -                    -
         Other revenues                                               -                  864
                                                                -------                  ---
         Total revenues                                               -                  864
         Interest expense                                             -                    -
         Depreciation and amortization expense                        -               14,493
         Equity in net earnings of subsidiaries                       -                    -
         Income taxes                                                 -              (85,226)
         Segment profit/(loss)                                        -             (165,439)
         Significant noncash items other than
            depreciation and amortization                             -                    -
         Property, plant and equipment                                -              311,769
         Total investments                                            -           30,660,797
         Total assets                                                 -           36,497,204
         Total policy and contract liabilities                        -                    -
         Total liabilities                                            -           27,335,385

         Bermuda

         Net premiums earned - All other                         519,589             642,187
         Net premiums earned - Intersegment                    1,551,002           2,469,582
         Net investment income and interest on notes
            receivable                                           851,129             470,856
         Other revenues                                          519,515              37,500
                                                                 -------              ------
         Total revenues                                        3,441,235           3,620,125
         Interest expense                                              -                   -
         Depreciation and amortization expense                         -                   -
         Equity in net earnings of subsidiaries               (2,000,041)             47,954
         Income taxes                                                  -                   -
         Segment profit                                           51,288           1,213,822
         Significant noncash items other than
         depreciation and amortization                                 -                   -
         Property, plant and equipment                           835,832                   -
         Total investments                                    53,602,506          62,911,219
         Total assets                                         95,804,898          89,332,513
         Total policy and contract liabilities                13,837,066          17,903,538
         Total liabilities                                    17,661,013          19,245,358

         Intersegment Eliminations

         Net premiums earned - All Other                               -                   -
         Net premiums earned - Intersegment                            -                   -
         Net investment income and interest on notes
         receivable                                                    -                   -
         Other revenues                                         (178,804)            (20,090)
                                                                ---------            --------
         Total revenues                                         (178,804)            (20,090)
         Interest expense                                              -                   -
         Depreciation and amortization expense                         -                   -
         Equity in net earnings of subsidiaries                2,000,041             (47,954)
         Income taxes                                                  -                   -
         Segment profit (loss)                                         -                   -
         Significant noncash items other than
         depreciation and amortization                                 -                   -
         Property, plant and equipment                                 -                   -
         Total investments                                   (44,952,489)        (49,853,577)

                                                                    Three Months Ended
                                                                        March 31,
                                                                  2000              2001
                                                                  ----              ----

         Total assets                                       (60,330,326)      (66,398,463)
         Total policy and contract liabilities              (6,947,583)       (10,316,005)
         Total liabilities                                  (15,377,837)      (16,544,886)

         Total

         Net premiums earned - All other                      5,302,578        13,369,018
         Net premiums earned - Intersegment                           -                 -
         Net investment income and interest on notes
         receivable                                           1,163,696         1,133,444
         Other revenues                                       1,127,625         1,754,126
                                                              ---------         ---------
         Total revenues                                       7,593,899        16,256,588
         Interest expense                                             -                 -
         Depreciation and amortization expense                   34,469            76,675
         Equity in net earnings of subsidiaries                       -                 -
         Income taxes                                        (1,070,259)           39,391
         Segment profit (loss)                               (1,948,753)        1,261,776
         Significant noncash items other than
         depreciation and amortization                                -                 -
         Property, plant and equipment                        1,298,493         1,043,815
         Total investments                                   59,755,996        96,821,251
         Total assets                                       122,813,357       227,920,984
         Total policy and contract liabilities               34,398,451        114,342,118
         Total liabilities                                   62,686,246        169,761,553

Note 6 - Shareholder Matters

        During the quarter ended March 31, 2001, the Company repurchased 210,639 shares of its stock at a total price of $1,387,862 in open market transactions pursuant to its share repurchase program.

Note 7 - Investment in Real Estate

        The Company’s investment in the development of the Harbour Village Golf and Yacht Club project is comprised of 173 acres of property in Ponce Inlet, Florida (the “Property”) that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the basis of the real estate was recorded in accordance with EITF 98-11, which included the recognition of $5.8 million in a deferred tax asset.

        As of December 31, 2000 and March 31, 2001, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                              December 31, 2000        March 31, 2001
                                              -----------------        --------------
         Land                                    $ 6,149                 $ 6,149
         Capitalized overhead, interest
         and taxes                                 3,886                   4,323
         Work in process                           8,961                  15,468
                                                   -----                  ------
                 Total                           $18,996                 $25,940
                                                 =======                 =======

Note 8 - Income Taxes

     Total income tax (benefit) for the quarters ended March 31, 2000 and 2001 were allocated as follows:

                                            Quarter Ended
                                               March 31,
                                          2000          2001
                                       -----------    --------
Tax benefit attributable to:
   Income from continuing operations    (1,070,259)     39,391
   Unrealized losses  on
     securities available for sale .      (232,639)    112,944
                                       -----------    --------

        Total ......................   $(1,302,898)   $152,335
                                       ===========    ========

        U.S. Federal and state income tax expense from continuing operations consists of the following components:

                                              Current          Deferred            Total
                                              -------          --------            -----
        March 31, 2000                       (1,132,235)         61,976           (1,070,259)
        March 31, 2001                          191,652        (152,261)              39,391

        The state income tax components aggregated $(4,461) and $21,905 for the quarters ended March 31, 2000 and 2001, respectively.

        Income tax expense for the quarters ended March 31, 2000 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                      March 31,
                                                               2000                2001
                                                               ----                ----

        Expected income tax expense                         $(1,026,464)         $442,398
        Foreign earned income not subject to U.S.
           taxation                                             (17,438)         (412,699)
        Tax-exempt interest                                     (28,643)          (15,275)
        State taxes and other                                     2,286            24,967
                                                             -----------        ----------
                                                            $(1,070,259)           39,391
                                                            ============           ======

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                      December 31,   March 31,
                                                            2000         2001
                                                      ----------   ----------
Deferred tax assets:
   Loss reserve discounting .......................   $1,075,061   $1,558,963
   Unearned premium reserves ......................    1,209,162    1,859,470
   Difference between tax and GAAP
      basis of Harbour Village project ............    5,839,919    5,839,919
   Net operating loss carry forward ...............      398,597            -
                                                      ----------   ----------
      Gross deferred tax assets ...................    8,522,739    9,258,352

Deferred tax liabilities:
   Deferred acquisition costs .....................      978,785    1,562,089
   Unrealized gain on securities ..................      159,251      272,195
   Other ..........................................        1,512        1,560
                                                      ----------   ----------
      Gross Deferred tax liabilities ..............    1,139,548    1,835,844
                                                      ----------   ----------

         Net deferred tax asset ...................   $7,383,191   $7,422,508
                                                      ==========   ==========

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation Operations

General

        American Safety is a specialty insurance and financial services holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental risks and other specialty risks, and provides a broad range of financial services and products to middle market businesses. The Company is also the owner/developer of the Harbour Village Golf & Yacht Club, a residential condominium, marina and golf course project in Ponce Inlet, Florida.

Forward-Looking Statements

         This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various industry factors, including competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

        The following table sets forth the Company’s consolidated revenues:

                                                     Three Months
                                                   Ended March 31,
                              ----------------------------------------------------
                                                             1999 to      2000 to
                                 1999       2000     2001      2000        2001
                              ----------- -------- -------- ----------- ---------
                                                (Dollars in thousands)
                              ----------------------------------------------------
Net Premiums earned:
Reinsurance:
        Workers' compensation    $1,370   $2,371   $2,711      73.1%     14.3%
        General liability ....      643      744    2,708      15.7     264.0
        Auto Liability .......       13        -        -    (100.0)      -
                                 ------   ------   ------   -----     -----
             Total reinsurance    2,026    3,115    5,419      53.8      74.0
                                 ------   ------   ------   -----     -----
Primary insurance:
        Commercial Line ......        -      259      771       -       197.7
        Workers' compensation         -        -      639       -         -
        Surety ...............      283      546    2,025      92.9     270.9
        General Liability ....        -        -    2,969       -         -
        Program Business .....       18      143    1,546     694.4     981.1
                                 ------   ------   ------   -----     -----

             Total primary insurance       301        948      7,950        215.0     738.6
                                       -------    -------    -------     --------     -----
               Total net premiums
                  earned ...........     2,327      4,063     13,369         74.6     229.0
                                       -------    -------    -------     --------     -----

Net investment income ..............       699        729        858          4.3      17.7
Interest on notes receivable .......       926        435        276        (53.0)    (36.6)
Commission and fee income:
        Brokerage commission income        443        473        491          6.8       3.8
        Management fees from
          affiliate ................       341        367        364          7.6      (0.8)
                                       -------    -------    -------     --------     -----
         Total commission and fee
           income ..................       784        840        855          7.1       1.8
                                       -------    -------    -------     --------     -----
Net realized gains (losses) ........        (1)      (126)       240    (12,500.0)    290.5
Other income
                                            79        656        660        730.4       0.6
                                       -------    -------    -------     --------     -----
               Total Revenues ......   $ 4,814    $ 6,597    $16,258         37.0%    146.4%
                                       -------    -------    -------     --------     -----

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                                            Three months ended
                                                                 March 31,
                                                                 ---------
                                                    1999             2000             2001
                                                    ----             ----             ----
Insurance operations:
 Loss and loss adjustment expense ratio              53.7%            68.8%            60.6%
 Expense ratio                                       16.6             33.3             30.4
                                                     ----             ----             ----
    Combined ratio                                   70.3%            102.1%           91.0%
                                                     ----             -----            ----

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

         Net Premiums Earned. Net premiums earned increased 229% from $4.1 million in the quarter ended March 31, 2000 to $13.4 million in the quarter ended March 31, 2001. The principal factors accounting for the increase were an increase in program business premiums by 981.1% or $1.4 million, an increase in surety premiums by 270.9% or $1.5 million, an increase in commercial lines premiums of 197.7% or $512,000, an increase in general liability reinsurance premiums of 264% or $2.0 million, and an increase in workers’ compensation premiums of 14.3% or $340,000.

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

        Net Realized Gains and Losses. Net realized gains and losses increased from a loss of $126,000 in the quarter ended March 31, 2000 to a gain of $240,000 for the quarter ended March 31, 2001 due to the sale of bonds in the Company’s investment portfolio.

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

        Acquisition Expenses. Policy acquisition expenses increased 307.0% from $763,000 in the quarter ended March 31, 2000 to $3.1 million in the quarter ended March 31, 2001 as a result of increased premiums earned. Premium tax expense also increased to $781,000 from $224,000 due to higher volumes of direct premiums earned.

Payroll and Other Expenses. Payroll and other expenses increased 49.2% from $2.5 million in the quarter ended March 31, 2000 to $3.8 million in the quarter ended March 31, 2001 as a result of increased payroll and related expenses in the Company’s newer business units and non-capitalizable expenses of $252,000 related to the development of the Harbour Village project.

        Income Taxes. Federal and state income taxes increased from a benefit of $1.1 million in the quarter ended March 31, 2000 to an expense of $39,000 in the quarter ended March 31, 2001 due to higher levels of income in the Company's U.S. subsidiaries' operations.

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

        Net Premiums Earned. Net premiums earned increased 74.6% from $2.3 million in the quarter ended March 31, 1999 to $4.1 million in the quarter ended March 31, 2000. The principal factor accounting for the increase was the Company’s assumption of workers’ compensation reinsurance business from an unaffiliated insurance carrier, which increased net premiums earned from workers’ compensation reinsurance from $1.4 million in the quarter ended March 31, 1999 to $2.4 million in the quarter ended March 31, 2000. This increase was a result of additional premiums from new insureds in this line of business. Another factor accounting for the increase was an increase of the Company's surety business by 92.9% from $283,000 in the quarter ended March 31, 1999 to $546,000 in the quarter ended March 31, 2000. The increase in surety business is attributable to additional premiums from new business and the Company's new reinsurance program.

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

        Total assets increased from $207.3 million at December 31, 2000 to $227.9 million at March 31, 2001 primarily due to increases in premiums receivable, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $104.2 million at December 31, 2000 to $117.7 million at March 31, 2001, as a result of increases in net premiums written, investment income and real estate. At March 31, 2001, the Company has repurchased 1,477,839 shares of its common stock at a total cost of $8.5 million since January 1999.

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

        It is anticipated that Harbour Village will be developed in three Phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project. Through March 31, 2001, the Company had borrowed approximately $16 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million over a three to five year period. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company’s marketing efforts for the development of the Harbour Village project.

        Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of the Harbour Village project during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company’s sources of liquidity, exclusive of the bank credit facility for the project,will be sufficient or available to meet the Company's future capital needs for the project.

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

Inflation

        Property and casualty insurance premiums are established before the amounts of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect such expenses is known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums consistent with anticipated inflation, in which event the Company, rather than its insureds,would absorb inflation costs. Inflation also affects the rate of investment return on the Company's investment portfolio with a corresponding effect on the Company's investment income.

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

Reserves

        Certain of the Company’s insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation risks, as well as workers' compensation policies, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, opinions and rate studies. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process,and there can be no assurance that the ultimate payments will not materially exceed the Company’s reserves.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

        The Company’s market risk has not changed materially since December 31, 2000.

                            PART II OTHER INFORMATION

 Item 1.  Legal Proceedings .

         Not applicable.

 Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

 Item 3.  Defaults Upon Senior Securities.

         Not applicable.

 Item 4.  Submission of Matters to a Vote of Security Holders.

           Not applicable.

 Item 5.  Other Information.

           Timothy E. Walsh resigned as a director of the Company effective April 11, 2001.

 Item 6.  Exhibits and Reports on Form 8K.

           (a)  The following exhibits are filed as part of this Report:

                 Exhibit No.               Description

                   11                     Computation of Earnings Per Share

           (b) Reports on Form 8-K.

                None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2001.

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

                                                             Three Months Ended
                                                           ------------------
                                                   March 31,           March 31,
                                                     2000                2001
                                                     -----               ----
                                                                      (restated)

Basic:
Earnings (loss) available to common
shareholders ...................................  $(1,948,753)   $   1,261,776
                                                  ===========    =============
Weighted average common shares
outstanding ....................................    5,926,654        4,882,375

Basic earnings (loss) per common shares ........  $      (.33)   $         .26
                                                  ===========    =============

Diluted:
Earnings (loss) available to common
shareholders ...................................  $(1,948,753)   $   1,261,776
                                                  ===========    =============

Weighted average common shares
outstanding ....................................    5,926,654        4,882,375

Weighted average common shares
equivalents associated with options ............        5,342           79,737

Total weighted average common
shares .........................................    5,931,996        4,962,112
                                                  ===========    =============

Diluted earnings (loss) per common shares         $     (.33)   $         .25
                                                  ===========    =============