Form 10-Q
period 2001-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2001-08-14
CIK 783603

                                        SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON D.C. 20549

                                              ______________________

                                                     FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                                  ______________

Indicate by check mark whether Registrant:  (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on July
3, 2001 was 4,798,547.

                                       AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                                                    Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements................................................1
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............................16
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks........23

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings..................................................24
         Item 2.  Changes in Securities and Use of Proceeds..........................24
         Item 3.  Defaults Upon Senior Securities....................................24
         Item 4.  Submission of Matters to a Vote of Security Holders................24
         Item 5.  Other Information..................................................24
         Item 6.  Exhibits and Reports on Form 8-K...................................24

                                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              American Safety Insurance Group, Ltd. and Subsidiaries
                                            Consolidated Balance Sheets

                                                              December 31,             June 30,
                                                                  2000                   2001
                                                                                     (unaudited)

                                 Assets
Investments:
   Securities available for sale, at fair value:

   Fixed maturities                                           $45,985,656             $56,017,782
   Common stock                                                   162,322                 769,248
   Investment in real estate                                   23,946,305              38,814,819
   Short-term investments                                      15,312,377              16,523,416
          Total investments                                    85,406,660             112,125,265
Cash                                                            3,784,102                 958,892
Restricted cash                                                 6,117,682              10,339,886
Accrued investment and interest income                          1,543,675               2,194,924
Notes receivable                                                8,878,018               9,190,428
Premiums receivable                                            33,344,382              30,540,214
Commissions receivable                                                  -                  26,034
Funds on deposit                                                  298,000                 953,584
Ceded unearned premium                                         22,190,095              22,245,418
Reinsurance recoverable                                        27,929,794              42,182,772
Due from affiliate                                                985,320               4,633,080
Income tax recoverable                                            160,333                       -
Deferred income taxes                                           7,383,191               8,064,387
Deferred acquisition costs                                      3,039,144               4,799,405
Property, plant and equipment                                     935,743               1,960,859
Prepaid items                                                   1,755,191               2,038,787
Goodwill                                                        1,553,863               1,510,247
Other assets                                                    1,992,923               2,271,196
          Total assets                                       $207,298,116            $256,035,378
                                                             ============            ============

      Liabilities and Shareholders' Equity
Liabilities:
   Unpaid losses and loss adjustment expenses                 $50,508,627             $76,266,944
   Unearned premiums                                           41,953,354              53,306,068
   Reinsurance on paid loss and loss adjustment  expenses         928,865                  61,063
   Ceded premiums payable                                      24,311,656              17,526,451
     Due to affiliate:
      Ceded premiums payable                                      567,786               1,010,155
      Reinsurance on paid loss and loss adjustment expense        229,790                 280,879
   Escrow deposits                                              6,200,182              11,888,685
   Accounts payable and accrued expenses                        6,384,429               7,706,215
   Funds held                                                   4,861,472               3,605,261
   Loan payable                                                11,435,221              23,340,812
   Collateral held                                              1,544,839                 834,794
   Income tax payable                                                   -                 699,007

                                                                              December 31,             June 30,
                                                                                 2000                    2001
                                                                                                     (unaudited)

   Unearned Loan Fees                                                            568,750                 406,250
      Total liabilities                                                      149,494,971             196,932,584

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000 shares; no
      shares issued and outstanding                                                    -                       -
   Common stock, $0.01 par value; authorized 15,000,000 shares;
      issued and outstanding at December 31, 2000, 6,281,386 shares,
      and at June 30, 2001, 6,281,386 shares                                      62,814                  62,814
      Additional paid-in capital                                              35,148,577              35,148,577
      Retained earnings                                                       29,262,582              32,110,027
      Accumulated other comprehensive income, net                                428,085                 312,901
      Treasury Stock, 1,267,200 shares at December 31, 2000 and
        1,482,839 shares at June 30, 2001                                     (7,098,913)             (8,531,525)
        Total shareholders' equity                                            57,803,145              59,102,794

      Total liabilities and shareholders's equity                           $207,298,116            $256,035,378
                                                                            ============            ============

See accompanying notes to consolidated financial statements (unaudited).

                              American Safety Insurance Group, Ltd. and Subsidiaries

                                        Consolidated Statements of Earnings
                                                    (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                      2000            2001             2000             2001
Revenues:
     Direct premiums earned                           $ 4,775,058    $ 28,156,096    $  7,934,265    $ 51,163,158
     Assumed premiums earned:
       Affiliate                                        1,232,805       2,640,891       2,228,541       5,103,703
       Nonaffiliates                                    2,587,640       3,878,997       5,000,057       7,638,339
     Total assumed premiums earned                      3,820,445       6,519,888       7,228,598      12,742,042

Ceded premiums earned:
     Affiliate                                          1,203,557       1,540,646       2,049,645       2,917,653
     Nonaffiliates                                      2,206,330      16,098,341       3,864,279      30,581,532
       Total ceded premiums earned                      3,409,887      17,638,987       5,913,924      33,499,185
       Net premiums earned                              5,185,616      17,036,997       9,248,939      30,406,015

     Net investment income                                604,905         905,108       1,334,007       1,762,620
     Interest on notes receivable                         440,375         283,383         874,969         559,315
     Brokerage commission income                        1,151,024         508,081       1,624,163         999,024
     Management fees from affiliate                       351,346         367,503         718,346         731,308
     Net realized gains (losses)                          (79,664)        175,830        (205,711)        415,349
     Other income                                          42,244         189,726         698,406         849,585
       Total revenues                                   7,695,846      19,466,628      14,293,119      35,723,216

Expenses:
     Losses and loss adjustment expenses incurred       4,023,727      10,767,405       6,820,826      18,865,372
     Acquisition expenses                               1,103,237       3,134,384       1,866,285       6,240,112
     Payroll and related expenses                       1,953,834       2,095,148       3,582,058       4,182,085
     Other expenses                                     1,398,208       1,664,014       2,284,274       3,328,803
     Expense due to rescission                                  -               -       3,541,848               -
       Total expenses                                   8,479,006      17,660,951      18,095,291      32,616,372
         Earnings (loss) before income taxes             (783,160)      1,805,677      (3,802,172)      3,106,844

Income taxes (benefit)                                   (291,063)        220,009      (1,361,322)        259,400

Net earnings (loss)                                   $  (492,097)   $  1,585,668    $ (2,440,850)   $  2,847,444

Net earnings (loss) per share:
     Basic                                             $    (0.09)   $       0.33  $         (0.43)  $       0.59
     Diluted                                           $    (0.09)   $       0.32  $         (0.43)  $       0.58

Common shares used in computing earnings per share:
     Basic                                              5,525,804       4,799,206       5,726,229       4,840,561
     Diluted                                            5,525,804       4,984,085       5,728,900       4,949,580

See accompanying notes to consolidated financial statements (unaudited).

                              American Safety Insurance Group, Ltd. and Subsidiaries

                                       Consolidated Statements of Cash Flow

                                                    (Unaudited)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                2000                2001
Cash flow from operating activities:
   Net earnings (loss)                                                     $(2,440,850)        $2,847,444
   Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
      Realized (gains)/losses on sale of investments                           205,711           (415,349)
      Amortization of deferred acquisition costs                              (908,447)        (1,760,261)
      Change in:
        Accrued investment and interest income                                (588,119)          (651,249)
        Premiums receivable                                                 (6,880,213)         2,804,168
        Commissions receivable                                                 (16,844)           (26,034)
        Reinsurance recoverable and ceded unearned premiums                 (7,601,048)       (15,176,103)
        Unearned loan fees                                                           -           (162,500)
        Funds held by reinsured                                                581,747         (1,256,211)
        Due from affiliate                                                   1,328,101         (3,647,760)
        Funds on Deposit                                                             -           (655,584)
        Income taxes                                                        (1,787,246)           178,144
        Unpaid losses and loss adjustment expenses                           4,490,206         25,758,317
        Unearned premiums                                                    8,667,753         11,352,714
        Liability for deductible fees held                                     (48,375)                 -
        Ceded premiums payable                                               8,499,829         (6,785,205)
        Due to affiliate                                                    (1,538,170)           493,458
        Accounts payable and accrued expenses                                3,012,498          1,321,786
        Collateral held                                                        203,985           (710,045)
        Prepaid items                                                       (1,496,380)          (283,596)
        Other, net                                                             285,430            342,503
               Net cash provided by operating activities                     3,969,568         13,568,637

Cash flow from investing activities:
   Purchases of fixed maturities                                               (47,267)       (30,788,837)
   Purchases of Equity Investments                                          (5,350,818)        (2,304,382)
   Proceeds from maturity and redemption of fixed maturities                   150,242            898,850
   Proceeds from sale of fixed maturities                                    6,531,178         19,580,957
   Proceeds from sale of equity investments                                  4,601,317          1,697,366
   Purchase of Trafalgar Insurance Company                                  (7,050,877)                 -
   Increase  in Investment in Real Estate                                   (1,315,543)       (14,868,514)
   (Increase) decrease in short-term investments                             1,910,559         (1,211,039)
   Proceeds from notes receivable - related parties                          1,530,000                  -
   Advances in notes receivable - other                                     (1,009,366)          (312,410)
   Purchase of fixed assets, net                                              (223,216)        (1,025,116)
      Net cash used in investing activities                                   (273,791)       (28,333,125)

Cash flow from financing activities:
   Purchase of treasury stock                                               (3,183,933)        (1,432,612)
   Proceeds from loan payable                                                1,375,584         11,905,591
   Proceeds from escrow deposits                                             4,294,839          5,688,503
      Net cash provided by financing activities                              2,486,490         16,161,482

      Net increase (decrease) in cash                                        6,182,267          1,396,994

Cash at beginning of period                                                    427,154          9,901,784

Cash at end of period                                                       $6,609,421        $11,298,778
                                                                            ==========        ===========

NONCASH ITEMS
   Operating activities:
      Recoverable due to rescission in other assets                         (1,323,000)                 -
      Change in prepaid items                                                 (170,000)                 -

   Financing activities:                                                             -                  -
      Issuance of common stock                                               1,323,000                  -
      Notes receivable related parties                                         170,000                  -

   Net noncash adjustments                                                           -                  -
                                                                            ==========        ===========

See accompanying notes to consolidated financial statements (unaudited).

                              American Safety Insurance Group, Ltd. and Subsidiaries

                                 Consolidated Statements of Comprehensive Earnings
                                                    (Unaudited)

                                                       Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                              ------------------------------------  ------------------------------------

                                                    2000               2001               2000               2001

Net earnings (loss)                           $   (492,097)        $ 1,585,668       $ (2,440,850)       $ 2,847,444
   Other comprehensive earnings (loss)
      before income taxes:

   Unrealized gains (losses) on securities
      available for sale                           172,712            (968,239)           441,719           (612,035)

   Reclassification adjustment for realized
      gains (losses) included in net earnings
                                                   (79,664)            175,830           (205,711)           415,349
   Total other comprehensive earnings (loss)
      before taxes                                  93,048            (792,409)           236,008           (196,686)

   Income tax expense (benefit) related to
      items of other comprehensive income          (58,817)           (194,853)          (175,446)           (81,502)

   Other comprehensive earnings (loss) net
      of income taxes                               34,231            (597,556)           411,454           (115,184)

  Total comprehensive earnings (loss)          $  (457,866)        $   988,112       $ (2,029,396)       $ 2,732,260
                                               ============        ===========       =============       ===========

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

         The results of operations for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2000.

         The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2001 presentation.

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

         In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures not previously required under SFAS No. 125. This statement is effective for all transfers and servicing of financial assets and liabilities occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, it is effective for fiscal years ended after December 15, 2000. The Company is currently assessing the impact of SFAS No. 140, but does not believe that the statement will have a material impact on the Company's consolidated financial position and results of operation.

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $69,869 and $43,617 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively.

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

         Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are "continuous, regular, and considerable," the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and its Bermuda insurance subsidiary's business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2000 and June 30, 2001 are as follows:

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
          agencies                               $ 30,952,452           $615,498           $112,524       $ 31,455,426
      Obligations of states and political
        subdivions                                  6,083,661            190,974                  -          6,274,635
      Corporate securities                          6,799,319             17,688            153,243          6,663,764
      Mortgage-backed securities                    1,562,888             31,997              3,054          1,591,831
      Total fixed maturities                       45,398,320            856,157            268,821         45,985,656

 Equity investments - common stocks                   162,322                  -                  -            162,322

      Total                                       $45,560,642           $856,157           $268,821        $46,147,978
                                                  ===========           ========           ========        ===========

June 30, 2001:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations
           of U.S. Government  corporations and
           agencies                               $30,141,046         $  593,005         $    9,029       $ 30,725,022
      Obligations of states and political
        subdivisions                                        -                  -                  -                  -
      Corporate securities                         23,705,715             76,715            268,867         23,513,563
      Mortgage-backed securities                    1,780,371             26,362             27,536          1,779,197
      Total fixed maturities                       55,627,132            696,082            305,432         56,017,782

 Equity investments - common stocks                   769,248                  -                  -            769,248

      Total                                       $56,396,380           $696,082           $305,432        $56,787,030
                                                   ==========            =======            =======         ==========

Note 5 - Segment Information

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

  Information about segment profit or loss and assets:
                                                                            Six Months Ended
                                                                                June 30,
                                                                      2000                    2001
United States - Insurance

Net premiums earned - All other                                 $ 8,073,345              $29,266,036
Net premiums earned - Intersegment                               (3,457,748)              (5,136,869)
Net investment income and interest on notes receivable              787,127                1,380,030
Other revenues                                                    2,707,638                2,940,980
Total revenues                                                    8,110,362               28,450,177
Interest expense                                                          -                   74,856
Depreciation and amortization expense                                79,746                  128,633
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                   (1,296,417)                 422,730
Segment profit/(loss)                                            (2,321,284)                 803,591
Significant noncash items other than depreciation and
      amortization                                                        -                        -
Property, plant and equipment                                       555,992                  801,769
Total investments                                                38,158,198               60,224,512
Total assets                                                     87,996,880              179,635,063
Total policy and contract liabilities                            35,110,299              121,964,519
Total liabilities                                                61,361,789              155,142,118

United States - Real Estate

Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Other revenues                                                            -                    2,105
Total revenues                                                            -                    2,105
Interest expense                                                          -                  578,737
Depreciation and amortization expense                                     -                   31,760
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                      (64,905)                (163,330)
Segment profit/(loss)                                              (120,538)                (317,052)
Significant noncash items other than depreciation and
      amortization                                                        -                        -
Property, plant and equipment                                        70,721                  309,923
Total investments                                                         -               38,814,819
Total assets                                                     13,885,759               51,006,457
Total policy and contract liabilities                                     -                        -
Total liabilities                                                 4,341,611               37,512,023

Bermuda

Net premiums earned - All other                                   1,175,594                1,139,979
Net premiums earned - Intersegment                                3,457,748                5,136,869
Net investment income and interest on notes receivable            1,421,849                  941,905
Other revenues                                                      558,963                  150,696
Total revenues                                                    6,614,154                7,369,449

                                                                            Six Months Ended
                                                                                June 30,
                                                                      2000                    2001

Interest expense                                                          -                        -
Depreciation and amortization expense                                10,063                    9,292
Equity in net earnings (loss) of subsidiaries                    (2,441,822)                 486,539
Income taxes                                                              -                        -
Segment profit                                                          972                2,360,905
Significant noncash items other than depreciation and
      amortization                                                        -                        -
Property, plant and equipment                                       830,797                  849,167
Total investments                                                52,231,003               63,077,705
Total assets                                                     83,935,949               90,290,969
Total policy and contract liabilities                            14,871,557               17,519,117
Total liabilities                                                17,815,445               19,183,783

Intersegment Eliminations

Net premiums earned - All Other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Other revenues                                                     (431,397)                 (98,515)
Total revenues                                                     (431,397)                 (98,515)
Interest expense                                                          -                  (75,000)
Depreciation and amortization expense                                     -                        -
Equity in net earnings (loss) of subsidiaries                     2,441,822                 (486,539)
Income taxes                                                              -                        -
Segment profit (loss)                                                     -                        -
Significant noncash items other than depreciation and
      amortization                                                        -                        -
Property, plant and equipment                                             -                        -
Total investments                                               (45,134,085)             (49,991,771)
Total assets                                                    (57,942,504)             (64,897,111)
Total policy and contract liabilities                            (7,616,170)              (9,910,624)
Total liabilities                                               (12,808,419)             (14,905,340)

Total

Net premiums earned - All other                                   9,248,939               30,406,015
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable            2,208,976                2,321,935
Other revenues                                                    2,835,204                2,995,266
Total revenues                                                   14,293,119               35,723,216
Interest expense                                                          -                  578,593
Depreciation and amortization expense                                89,809                  169,685
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                   (1,361,322)                 259,400
Segment profit (loss)                                            (2,440,850)               2,847,444
Significant noncash items other than depreciation and
      amortization                                                        -                        -
Property, plant and equipment                                     1,457,510                1,960,859
Total investments                                                45,255,116              112,125,265

                                                                           Six Months Ended
                                                                                June 30,
                                                                      2000                    2001

Total assets                                                    127,876,084              256,035,378
Total policy and contract liabilities                            42,365,686              129,573,012
Total liabilities                                                70,710,426              196,932,584

Note 6 - Shareholder Matters

         During the quarter ended June 30, 2001, the Company repurchased 5,000 shares of its stock at a total price of $44,750 in open market transactions pursuant to its share repurchase program.

Note 7 - Investment in Real Estate

         The Company's investment in the development of the Harbour Village Golf and Yacht Club project is comprised of 173 acres of property in Ponce Inlet, Florida (the "Property") that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the basis of real estate was recorded in accordance with EITF Abstract 98-11, which included the recognition of $5.8 million in a deferred tax asset.

         As of December 31, 2000 and June 30, 2001, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                               December 31, 2000              June 30, 2001

Land                                                   $6,149                        $6,149
Capitalized overhead, interest and
       taxes                                            3,886                         4,878
Work in process                                         8,961                        23,304
       Total                                          $18,996                       $34,331
                                                      =======                       =======

Note 8 - Income Taxes

         Total income tax (benefit) for the six months ended June 30, 2000 and 2001 were allocated as follows:

                                                           Six Months Ended
                                                              June 30,
                                                     2000                2001
Tax expense (benefit) attributable to:
   Income from continuing operations              (1,361,322)           $259,400
   Unrealized gains (losses) on
        securities available for sale               (222,781)             81,502

            Total                               $ (1,584,103)           $340,902
                                                 ============            =======

         U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                          Current         Deferred           Total

June 30, 2000          (1,379,755)        18,433          (1,361,322)
June 30, 2001             859,090       (599,690)            259,400

         The state income tax components aggregated $(17,750) and $13,170 for the periods ended June 30, 2000 and 2001, respectively.

         Income tax expense (benefit) for the periods ended June 30, 2000 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                          June 30,
                                                     2000              2001

Expected income tax expense (benefit)            $(1,292,738)       $1,056,327
Foreign earned income not subject to U.S.
   taxation                                             (330)         (802,708)
Tax-exempt interest                                  (59,599)          (15,654)
State taxes and other                                 (8,655)           21,435

                                                 $(1,361,322)         $259,400
                                                  ===========          =======

         Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                        December 31,           June 30,
                                                           2000                  2001
Deferred tax assets:
     Loss reserve discounting                           $  1,075,061        $  1,951,744
     Unearned premium reserves                             1,209,162           1,945,174
     Difference between tax and GAAP basis of
         Harbour Village Project                           5,839,919           5,839,919
     Net operating loss carry forward                        398,597                   -
          Gross deferred tax assets                        8,522,739           9,736,837

Deferred tax liabilities:
     Deferred acquisition costs                              978,785           1,592,933
     Unrealized gain on securities                           159,251              77,745
     Other                                                     1,512               1,772
         Gross Deferred  tax liabilities                   1,139,548           1,672,450

              Net deferred tax asset                      $7,383,191          $8,064,387
                                                           =========           =========

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

Forward Looking Statements

         This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various industry factors, including the outcome of the Company's competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         The following table sets forth the Company's consolidated revenues:

                                                  Three Months               Six Months              Three         Six Months
                                                 Ended June 30,             Ended June 30,           Months        Ended June
                                                                                                      Ended            30,
                                                                                                    June 30,
                                                                                                     2000 to         2000 to
                                               2000         2001          2000          2001          2001            2001
                                            -----------  -----------  ------------  ------------  -------------  ---------------
                                                                           (Dollars in thousands)
                                            ------------------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
  Workers' compensation                       $2,512       $2,930        $4,883        $5,641          16.6%          15.5%
  General liability                            1,094        2,561         1,838         5,269         134.1          186.7
       Total reinsurance                       3,606        5,491         6,721        10,910          52.3           62.3

Primary insurance:
  Commercial Line                                506        1,262           765         2,033         149.4          165.8
  Workers' compensation                            -        1,488             -         2,127             -              -
  Surety                                         858        2,444         1,404         4,469         184.8          218.3
  General Liability                                -        3,953             -         6,922             -              -
  Program Business                                216       2,399           359          3,945      1,010.6          998.9
       Total primary insurance                  1,580       11,546         2,528        19,496        630.8          671.2
            Total net premiums earned           5,186       17,037         9,249        30,406        228.5          228.7

Net investment income                            605          905         1,334         1,763          49.6           32.2
Interest on notes receivable                     440          283           875           559         (35.7)         (36.1)
Commission and fee income:
  Brokerage commission income                  1,151          508         1,624           999         (55.9)         (38.5)
  Management fees from affiliate                 351          367           718           731           4.6            1.8
     Total commission and fee income           1,502          875         2,342         1,730         (41.7)         (26.1)
Net realized gains (losses)                      (80)         175          (206)          415        (318.8)        (301.5)
Other income                                      43          190           699           850         341.9           21.6
       Total Revenues                       $  7,696      $19,465       $14,293       $35,723         152.9%         149.9%

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                            Three months ended         Six months ended
                                                June 30,                  June 30,

                                           2000           2001          2000          2001
Insurance operations:
 Loss and loss adjustment expense
    ratio                                  77.6%          63.2%        73.7%          62.0%                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                  ratio
 Expense ratio                             19.0           23.2         25.3           26.4
    Combined ratio                         96.6%          86.4%        99.0%          88.4%

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

         Net Premiums Earned. Net premiums earned increased 228% from $5.2 million in the quarter ended June 30, 2000 to $17.0 million in the quarter ended June 30, 2001. The principal factors accounting for the increase were an increase in the program business premiums by 1,010% or $2.2 million, an increase in surety premiums by 184% or $1.5 million, an increase in commercial lines premiums of 149% or $750,000, an increase in general liability reinsurance premiums of 134% or $1.5 million, and primary workers' compensation premiums and primary general liability premiums of $1.9 million and $4.0, respectively. The Company expects written premium volume from its workers' compensation and commercial lines of business to decrease, as the Company focuses its underwriting efforts on other lines of insurance business which are anticipated to be more profitable.

         Net Investment Income. Net investment income increased 49.6% from $605,000 in the quarter ended June 30, 2000 to $905,000 in the quarter ended June 30, 2001 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5.3% in the quarter ended June 30, 2000 and 5.2% in the quarter ended June 30, 2001. The average after-tax yield on investments was 4.2% in the quarter ended June 30, 2000 and 3.8% in the quarter ended June 30, 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 35.7% from $440,000 in the quarter ended June 30, 2000 to $283,000 in the quarter ended June 30, 2001 due to the repayment of various loans. Average notes receivable decreased to $9.1 million from $12.3 million for the quarter.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 55.9% from $1.2 million in the quarter ended June 30, 2000 to $508,000 in the quarter ended June 30, 2001 as a result of lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees increased 4.6% from $351,000 in the quarter ended June 30, 2000 to $367,000 in the quarter ended June 30, 2001. The fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

         Net Realized Gains and Losses. Net realized gains and losses increased from a loss of $80,000 in the quarter ended June 30, 2000 to a gain of $175,000 for the quarter ended June 30, 2001 due to the sale of bonds in the Company's investment portfolio.

         Other Income. Other income increased from $43,000 in the quarter ended June 30, 2000 to $190,000 for the quarter ended June 30, 2001 as a result of fees generated by the Company's financial services subsidiary, American Safety Financial Corp. No assurance can be given as to the regularity or amount of fees being generated by the Company's financial services subsidiary.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 167.6% from $4.0 million in the quarter ended June 30, 2000 to $10.8 million in the quarter ended June 30, 2001 due to an increase in net premiums earned. Increases in commercial lines and surety premiums accounted for the largest portion of the increase in loss and loss adjustment expenses. During the quarter ended June 30, 2001, the Company recognized $250,000 of reserve redundancies in certain previous accident years relating to the environmental line of business. The Company will continue to monitor its reserves and recognize any future redundancies if and when appropriate.

         Acquisition Expenses. Policy acquisition expenses increased 184% from $1.1 million in the quarter ended June 30, 2000 to $3.1 million in the quarter ended June 30, 2001 as a result of increased premiums earned. Premium tax expense also increased to $765,000 from $298,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 12% from $3.4 million in the quarter ended June 30, 2000 to $3.8 million in the quarter ended June 30, 2001 due to increases in payroll and related items and non-capitalizable expenses development of the Harbour Village project.

         Income Taxes. Federal and state income taxes increased from a benefit of $291,000 in the quarter ended June 30, 2000 to an expense of $220,000 in the quarter ended June 30, 2001 due to higher levels of income in the Company's U.S. subsidiaries operations.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Net Premiums Earned. Net premiums earned increased 228.7% from $9.2 million in the six months ended June 30, 2000 to $30.4 million in the six months ended June 30, 2001. The principal factors accounting for the increase were an increase in program business premiums by 998.9% or $3.6 million, an increase in surety premiums by 218.3% or $3.1 million, an increase in commercial lines premiums of 165.8% or $1.3 million, an increase in general liability reinsurance premiums of 186.7% or $3.4 million, and primary workers' compensation premiums and primary general liability premiums of $2.1 million and $6.9 million, respectively. The Company expects written premium volume from its workers' compensation and commercial lines of business to decrease, as the Company focuses its underwriting efforts other lines of insurance business which are anticipated to be more profitable.

         Net Investment Income. Net investment income increased 32.2% from $1.3 million in the six months ended June 30, 2000 to $1.8 million in the six months ended June 30, 2001 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5.7% in the six months ended June 30, 2000 and 5.2% in the six months ended June 30, 2001. The average after-tax yield on investments was 4.8% in the six months ended June 30, 2000 and 3.9% in the six months ended June 30, 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 36.1% from $875,000 in the six months ended June 30, 2000 to $559,000 in the six months ended June 30, 2001 due to repayment of various loans. Average notes receivable decreased to $9 million in the six months ended June 30, 2001 from $12.6 million in the six months ending June 30, 2000.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 38.5% from $1.6 million in the six months ended June 30, 2000 to $1 million in the six months ended June 30, 2001 due to lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees were $718,000 in the six months ended June 30, 2000 and $731,000 in the six months ended June 30, 2001. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

         Net Realized Gains and Losses. Net realized gains and losses increased from a loss of $206,000 in the six months ended June 30, 2000 to a gain of $415,000 for the six months ended June 30, 2001 due to the sale of bonds in the Company's investment portfolio.

         Other Income. Other income increased from $699,000 in the six months ended June 30, 2000 to $850,000 for the six months ended June 30, 2001 as a result of fees generated by the Company's financial services subsidiary, American Safety Financial Corp. No assurance can be given as to the regularity or amount of such fees being generated by the Company's financial services subsidiary.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 176% from $6.8 million in the six months ended June 30, 2000 to $18.9 million in the six months ended June 30, 2001 due to an increase in net premiums earned. Increases in commercial lines and surety premiums accounted for the largest portion of the increase in the losses and loss adjustment expenses. During the six months ended June 30, 2001, the Company recognized $500,000 of reserve redundancies in certain previous accident years relating to the environmental line of business. The Company will continue to monitor its reserves and recognize any future redundancies if and when appropriate.

         Acquisition Expenses. Policy acquisition expenses increased 234% from $1.9 million in the six months ended June 30, 2000 to $6.2 million in the six months ended June 30, 2001 as a result of increased premiums earned. Premium tax expense also increased to $1.5 million from $522,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 28% from $5.9 million in the six months ended June 30, 2000 to $7.5 million in the six months ended June 30, 2001 as a result of increased payroll and related expenses in the Company's newer business units and non-capitalizable expenses of $482,000 related to the development of the Harbour Village project.

         Income Taxes. Federal and state income taxes increased from a benefit of $1.3 million in the six months ended June 30, 2000 to an expense of $259,000 in the six months ended June 30, 2001 due to higher levels of income in the Company's U.S. subsidiaries' operations.

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

         On a consolidated basis, net cash provided from operations was $4 million for the six months ended June 30, 2000 and $13.6 million for the six months ended June 30, 2001. The positive cash flows for said periods were primarily attributable to net premiums written and net earnings. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

         Total assets increased from $207.3 million at December 31, 2000 to $256 million at June 30, 2001 primarily due to increases in investments, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $104.2 million at December 31, 2000 to $132.6 million at June 30, 2001, as a result of increases in net premiums written, investment income and real estate investments. At June 30, 2001, the Company has repurchased 1,482,839 shares of its common stock at a total cost of $8.5 million since January 1999.

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

         Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet,

Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. As of July 31, 2001, the Company's marketing efforts had generated over $100 million of pre-sales of condominium units and boat slips.

         It is anticipated that Harbour Village will be developed in three Phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project. Through June 30, 2001, the Company had borrowed $22 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million over a three to five year period. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareholders of the Company was held on June 22, 2001 in Hamilton, Bermuda. Proxies for the Annual General Meeting were solicited by the Board of Directors pursuant to applicable Bermuda law. The Company's shareholders elected William O. Mauldin, Jr., Frederick C. Treadway and Jerome D. Weaver as directors to serve three year terms expiring at the Annual General Meeting of Shareholders in 2004. The votes for the directors totaled 3,509,554 and 1,100 votes withheld authority to elect the directors. In addition, the Company's shareholders ratified the appointment of KPMG as the independent public accountants for the Company's fiscal year ending December 31, 2001. The votes for such ratification totaled 3,350,554, with 159,800 votes against and 300 votes abstaining.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

  The following exhibits are filed as part of this Report:
Exhibit No.                 Description
11                Computation of Earnings Per Share

         (b)    Reports on Form 8-K.

           None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2001.

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
                                                  June 30,            June 30,            June 30,            June 30,
                                                    2000                2001                2000                2001
Basic:
Earnings (loss) available to common
shareholders........................            $(492,097)         $1,585,668         $(2,440,850)         $2,847,444
                                                ==========         ==========         ===========          ==========

Weighted average common shares
outstanding.........................            5,525,804           4,799,206           5,726,229           4,840,561

Basic earnings (loss) per common shares        $     (.09)         $      .33         $      (.43)         $      .59
                                                ==========         ==========         ===========          ==========

Diluted:
Earnings (loss) available to common
shareholders..........................          $(492,097)         $1,558,181         $(2,440,850)         $2,819,957
                                                ==========         ==========         ===========          ==========

Weighted average common shares
outstanding............................         5,525,804           4,799,206           5,726,229           4,840,561

Weighted average common shares
equivalents associated with options....                 -             184,879               2,671             109,019

Total weighted average common
shares.................................         5,525,804           4,984,085           5,728,900           4,949,580
                                                ==========         ==========         ===========          ==========

Diluted earnings (loss) per common
shares                                         $     (.09)         $      .32          $     (.43)          $     .58
                                                ==========         ==========         ===========          ==========