Form 10-Q
period 2001-09-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2001-11-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                     --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on November 7, 2001 was 4,745,927.

AMERICAN SAFETY INSURANCE GROUP, LTD.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements......................................................1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................16
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks..............25

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Group, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                           December 31,           September 30,
                                                               2000                   2001
                                                                                  (unaudited)

                                 Assets
Investments:
   Securities available for sale, at fair value:
                                                          $45,985,656             $58,928,240
   Fixed maturities
   Common stock                                               162,322                 638,647
   Investment in real estate                               23,946,305              44,958,893
   Short-term investments                                  15,312,377              22,247,069
          Total investments                                85,406,660             126,772,849
Cash                                                        3,784,102               2,263,124
Restricted cash                                             6,117,682              10,568,471
Accrued investment and interest income                      1,543,675               2,163,804
Notes receivable                                            8,878,018               8,074,116
Premiums receivable                                        33,344,382              35,272,587
Commissions receivable                                              -                       -
Funds on deposit                                              298,000               1,126,579
Ceded unearned premium                                     22,190,095              31,935,797
Reinsurance recoverable                                    27,929,794              46,072,101
Due from affiliate                                            985,320                 896,200
Income tax recoverable                                        160,333                       -
Deferred income taxes                                       7,383,191               8,559,133
Deferred acquisition costs                                  3,039,144               3,989,967
Property, plant and equipment                                 935,743               2,017,784
Prepaid items                                               1,755,191               2,018,547
Goodwill                                                    1,553,863               1,488,438
Other assets                                                1,992,923               2,294,186
          Total assets                                   $207,298,116            $285,513,683
                                                         ============            ============

      Liabilities and Shareholders' Equity
Liabilities:
   Unpaid losses and loss adjustment expenses             $50,508,627             $80,674,922
   Unearned premiums                                       41,953,354              66,910,470
   Reinsurance on paid loss and loss adjustment
    expenses                                          928,865                  61,063
   Ceded premiums payable                                  24,311,656              17,534,834
     Due to affiliate:
      Ceded premiums payable                                  567,786                 346,675
      Reinsurance on paid loss and loss
       adjustment expenses                                    229,790                 716,507
   Escrow deposits                                          6,200,182              13,617,605
   Accounts payable and accrued expenses                    6,384,429               9,784,368
   Funds held                                               4,861,472               1,448,173
   Loan payable                                            11,435,221              29,407,062
   Collateral held                                          1,544,839               1,699,971
   Income tax payable                                               -               1,929,170
   Deferred revenue                                                 -                 256,916
   Unearned loan fees                                         568,750                 325,000
    Total liabilities                                     149,494,971             224,712,736

                                                                       December 31,    September 30,
                                                                         2000              2001

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized
      5,000,000 shares; noshares issued and outstanding                         -                -
   Common stock, $0.01 par value; authorized 15,000,000
      shares;issued and outstanding at December 31, 2000,
      6,281,386shares,and at September 30, 2001, 6,287,266
      shares                                                               62,814           62,873
      Additional paid-in capital                                       35,148,577       35,206,612
      Retained earnings                                                29,262,582       33,088,780
      Accumulated other comprehensive income, net                         428,085        1,542,157
      Treasury Stock, 1,267,200 shares at December 31, 2000 and
        1,541,339 shares at September 30, 2001                         (7,098,913)      (9,099,475)
        Total shareholders' equity                                     57,803,145       60,800,947

      Total liabilities and shareholders's equity                    $207,298,116     $285,513,683
                                                                     ============     ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Earnings
(Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                      2000            2001             2000             2001

Revenues:
     Direct premiums earned                     $  10,200,794   $  28,494,114    $  18,135,059      $79,657,272
     Assumed premiums earned:
       Affiliate                                    1,769,646       2,633,927        3,998,187        7,737,630
       Nonaffiliates                                3,757,288       3,468,186        8,757,345       11,106,525
     Total assumed premiums earned                  5,526,934       6,102,113       12,755,532       18,844,155

Ceded premiums earned:
     Affiliate                                      1,170,306       1,925,225        3,219,951        4,842,878
     Nonaffiliates                                  6,769,616      18,331,867       10,633,895       48,913,399
       Total ceded premiums earned                  7,939,922      20,257,092       13,853,846       53,756,277
       Net premiums earned                          7,787,806      14,339,135       17,036,745       44,745,150

     Net investment income                            667,623         946,765        2,001,630        2,709,385
     Interest on notes receivable                     377,679         207,622        1,252,648          766,937
     Brokerage commission income                    1,215,987         716,003        2,840,150        1,715,027
     Management fees from affiliate                   350,392         363,354        1,068,738        1,094,662
     Net realized gains (losses)                       (9,352)        186,005         (215,063)         601,354
     Sales - Real Estate                                    -       3,180,705                -        3,180,705
     Other income                                      69,543         128,814          767,949          978,399
       Total revenues                              10,459,678      20,068,403       24,752,797       55,791,619

Expenses:
     Losses and loss adjustment expenses incurred   4,980,766       9,636,161       11,801,592       28,501,533
     Acquisition expenses                           1,221,384       2,561,742        3,087,669        8,801,854
     Payroll and related expenses                   1,921,571       2,073,232        5,503,629        6,255,317
     Costs - Real Estate                              181,714       3,096,454          367,157        3,578,941
     Other expenses                                 1,376,494       1,455,311        3,475,325        4,301,627
     Expense due to rescission                              -               -        3,541,848                -
       Total expenses                               9,681,929      18,822,900       27,777,220       51,439,272
                                                      777,749       1,245,503       (3,024,423)       4,352,347
         Earnings (loss) before income taxes          123,923         266,750       (1,237,399)         526,150
Income taxes (benefit)
                                                   $  653,826        $978,753      $(1,787,024)      $3,826,197
                                                   ==========        ========      ============      ==========
Net earnings (loss)

Net earnings (loss) per share:
     Basic                                           $   0.12        $   0.20        $   (0.32)        $   0.79
     Diluted                                         $   0.12        $   0.20        $   (0.32)        $   0.77

Common shares used in computing earnings per share:
     Basic                                          5,377,597       4,788,648        5,609,170        4,823,066
                                                    =========       =========        =========        =========
     Diluted                                        5,377,597       4,996,787        5,610,944        4,949,942
                                                    =========       =========        =========        =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow
(Unaudited)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                2000                2001
Cash flow from operating activities:
   Net earnings (loss)                                                     $(1,787,024)        $3,826,197
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
      Realized (gains)/losses on sale of investments                           215,063           (601,354)
      Amortization of deferred acquisition costs                            (1,377,104)          (950,823)
      Change in:
        Accrued investment and interest income                                (998,452)          (620,129)
        Premiums receivable                                                (13,147,232)        (1,928,205)
        Commissions receivable                                                 (30,152)                 -
        Reinsurance recoverable and ceded unearned premiums                (23,130,479)       (28,755,811)
        Unearned loan fees                                                           -           (243,750)
        Funds held by reinsured                                                740,944         (3,413,299)
        Due from affiliate                                                     749,599             89,120
        Funds on Deposit                                                             -           (828,579)
        Income taxes                                                        (1,560,514)           913,561
        Unpaid losses and loss adjustment expenses                          13,251,635         30,166,295
        Unearned premiums                                                   24,561,947         24,957,116
        Liability for deductible fees held                                     (48,375)                 -
        Ceded premiums payable                                              12,908,683         (6,776,822)
        Due to affiliate                                                    (1,286,395)           265,606
        Accounts payable and accrued expenses                                6,768,508          3,399,939
        Collateral held                                                       (431,893)           155,132
        Prepaid items                                                       (1,331,461)          (263,356)
        Deferred Revenue                                                            -             256,916
        Other, net                                                              223,593           169,995
               Net cash provided by operating activities                     14,290,891        19,817,749

Cash flow from investing activities:
   Purchases of fixed maturities                                            (7,762,871        (40,573,756)
   Purchases of Equity Investments                                          (5,766,571)        (2,905,977)
   Proceeds from maturity and redemption of fixed maturities                    650,024         1,039,717
   Proceeds from sale of fixed maturities                                   10,897,958         27,959,232
   Proceeds from sale of equity investments                                  5,134,381          2,429,563
   Purchase of Trafalgar Insurance Company                                  (7,050,877)                 -
   Investment in Real Estate                                                (7,227,423)       (21,012,588)
   Increase in short-term investments                                         (731,427)        (6,934,692)
   Proceeds from notes receivable - related parties                          1,530,000                  -
   Advances in notes receivable - other                                      1,300,176            803,902
   Purchase of fixed assets, net                                              (361,628)        (1,082,041)
      Net cash used in investing activities                                 (9,388,258)       (40,276,640)

Cash flow from financing activities:
   Purchase of treasury stock                                               (3,411,975)        (2,000,562)
   Proceeds from loan payable                                                4,020,535          17,971,841
   Proceeds from escrow deposits                                             5,211,023          7,417,423
      Net cash provided by financing activities                              5,819,583         23,388,702

      Net increase in cash                                                  10,722,216          2,929,811

Cash at beginning of period                                                    427,154          9,901,784

Cash at end of period                                                      $11,149,370        $12,831,595
                                                                           ===========        ===========

NONCASH ITEMS
   Operating activities:
      Recoverable due to rescission in other assets                         (1,323,000)                 -
      Change in prepaid items                                                 (170,000)                 -

   Financing activities:                                                             -                  -
      Issuance of common stock                                               1,323,000                  -
      Notes receivable related parties                                         170,000                  -

   Net noncash adjustments                                                           -                  -
                                                                          ============       ============
Supplemental disclosure of cash flow information:
   Interest expenses paid                                                           -              13,014

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings
(Unaudited)

                                                       Three months ended                    Nine months ended
                                                         September 30,                         September 30,

                                                    2000               2001               2000               2001

Net earnings (loss)                           $  653,826            $ 978,753       $ (1,787,024)       $ 3,826,197
   Other comprehensive earnings (loss)
      before income taxes:

   Unrealized gains on securities available
      for sale                                   510,329            1,884,379            540,626          2,103,042

   Reclassification adjustment for realized
      (gains) losses included in net earnings
                                                   9,352             (186,005)           215,063           (601,354)
     Total other comprehensive earnings
      before taxes                                 519,681          1,698,374            755,689          1,501,688

   Income tax expense (benefit) related to
      items of other comprehensive income           104,245           469,118            (71,266)           387,612

   Other comprehensive earnings net of
      income taxes                                  415,436         1,229,256            826,955          1,114,076

  Total comprehensive earnings (loss)           $ 1,069,262       $ 2,208,009          $ (960,069)      $ 4,940,273
                                                ===========       ===========          ===========      ===========

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

        The results of operations for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2000.

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

        As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.5 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $69,869 and $65,425 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2000 and September 30, 2001 are as follows:

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
                                                      ===========           ========           ========        ===========

September 30, 2001:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations of
          U.S. Governmentcorporations and agencies    26,949,422       $  1,514,174        $       -        $ 28,463,596
      Corporate securities                            23,061,410            521,114             78,594        23,503,930
      Mortgage-backed securities                       6,828,384            142,848             10,518         6,960,714
      Total fixed maturities                          56,839,216          2,178,136             89,112        58,928,240

 Equity investments - common stocks                      638,647                  -                  -           638,647

      Total                                          $57,477,863         $2,178,136        $    89,112       $59,566,887
                                                      ==========       ============        ===========       ===========

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
The United States operating segment’s specialty insurance programs provide insurance and reinsurance for general, pollution and professional liability exposures, for workers’ compensation and surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks.
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
  Information about segment profit or loss and assets:
                                                                           Nine Months Ended
                                                                             September 30,
                                                                      2000                    2001
United States - Insurance

Net premiums earned - All other                                 $19,080,500              $43,281,201
Net premiums earned - Intersegment                               (5,935,873)              (6,977,694)
Net investment income and interest on notes receivable            1,339,556                2,127,759
Sales - real estate                                                       -                        -

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    2000                    2001

Other revenues                                                    3,469,266                4,117,682
Total revenues                                                   17,953,449               42,548,948
Interest expense                                                          -                  131,370
Depreciation and amortization expense                               132,283                  214,687
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                   (1,108,947)                 660,364
Segment profit/(loss)                                            (2,089,586)               1,299,554
Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                       547,964                  849,621
Total investments                                                41,001,732               65,996,404
Total assets                                                    119,650,975              201,731,059
Total policy and contract liabilities                            60,037,244              141,003,699
Total liabilities                                                92,490,080              172,920,822

United States - Real Estate

Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Sales - real estate                                                                        3,180,705
Other revenues                                                          150                    3,491
Total revenues                                                          150                3,184,196
Interest expense                                                          -                        -
Depreciation and amortization expense                                31,109                    4,524
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                     (128,452)                (134,214)
Segment profit/(loss)                                              (238,555)                (260,531)
Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                       222,189                  323,996
Total investments                                                         -               44,958,893
Total assets                                                     21,034,807               57,822,811
Total policy and contract liabilities                                     -                        -
Total liabilities                                                11,608,676               47,182,538

Bermuda

Net premiums earned - All other                                   1,858,475                1,463,949
Net premiums earned - Intersegment                                5,935,873                6,977,694
Net investment income and interest on notes receivable            1,914,722                1,348,563
Sales - real estate                                                       -                        -
Other revenues                                                      632,955                  414,170
Total revenues                                                   10,342,025               10,204,376
Interest expense                                                          -                        -
Depreciation and amortization expense                                15,094                    5,833
Equity in net earnings (loss) of subsidiaries                    (2,328,141)               1,039,023
Income taxes                                                              -                        -
Segment profit                                                      541,117                2,787,174

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      2000                    2001

Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                       825,769                  844,167
Total investments                                                56,694,084               67,677,226
Total assets                                                     86,960,497               91,981,519
Total policy and contract liabilities                            16,615,861               16,436,234
Total liabilities                                                18,947,298               18,671,408

Intersegment Eliminations

Net premiums earned - All Other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Sales - real estate                                                       -                        -
Other revenues                                                     (668,660)                (145,901)
Total revenues                                                     (668,660)                (145,901)
Interest expense                                                          -                 (112,500)
Depreciation and amortization expense                                     -                        -
Equity in net earnings (loss) of subsidiaries                     2,328,141               (1,039,023)
Income taxes                                                              -                        -
Segment profit (loss)                                                     -                        -
Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                             -                        -
Total investments                                               (46,593,347)             (51,859,674)
Total assets                                                    (62,014,864)             (66,021,706)
Total policy and contract liabilities                            (8,929,945)              (9,854,541)
Total liabilities                                               (15,421,517)             (14,062,032)

Total

Net premiums earned - All other                                  20,938,975               44,745,150
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable            3,254,278                3,476,322
Sales - real estate                                                       -                3,180,705
Other revenues                                                    3,433,711                4,389,442
Total revenues                                                   27,626,964               55,791,619
Interest expense                                                          -                   18,870
Depreciation and amortization expense                               178,486                  225,044
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                   (1,237,399)                 526,150
Segment profit (loss)                                            (1,787,024)               3,826,197
Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                     1,595,922                2,017,784
Total investments                                                51,102,469              126,772,849
Total assets                                                    165,631,415              285,513,683
Total policy and contract liabilities                            67,723,160              147,585,392
Total liabilities                                               107,624,537              224,712,736

Note 6 - Shareholder Matters

        During the quarter ended September 30, 2001, the Company repurchased 58,500 shares of its stock at a total price of $567,950 in open market transactions pursuant to its share repurchase program.

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

         As of December 31, 2000 and September 30, 2001, the investment in real estate for the Harbour Village project is as follows (in thousands):

Land                                        $6,149             $6,149
Capitalized overhead, interest and
       taxes                                 3,886              5,684
Work in process                              8,961             31,552
       Total                               $18,996            $43,385
                                           =======            =======

         During the quarter ended September 30, 2001, the Company closed 12 condominium units and 6 boat slips at Harbour Village. The Company recognizes revenue when title to the individual units and boat slips passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

        Total income tax (benefit) for the nine months ended September 30, 2000 and 2001 were allocated as follows:

                                                         September 30,
                                                    2000               2001
Tax expense (benefit) attributable to:
   Income from continuing operations             (1,237,399)          $526,150
   Unrealized gains (losses) on
        securities available for sale               (71,266)           387,612

            Total                              $ (1,308,665)          $913,762
                                                ============           =======

         U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

September 30, 2000           74,120       (1,311,519)       (1,237,399)
September 30, 2001        2,089,704       (1,563,554)          526,150

         The state income tax components aggregated $(34,314) and $(2,090) for the periods ended September 30, 2000 and 2001, respectively.

        Income tax expense (benefit) for the periods ended September 30, 2000 and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                     2000                      2001

Expected income tax expense (benefit)                            $(1,028,304)               $1,479,798
Foreign earned income not subject to U.S.
   taxation                                                         (183,980)                 (947,639)
Tax-exempt interest                                                  (97,996)                  (15,654)
State taxes and other                                                 72,881                     9,645

                                                                 $(1,237,399)                 $526,150
                                                                  ===========                  =======

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                     2000                      2001
Deferred tax assets:
     Loss reserve discounting                                       $  1,075,061        $  2,440,090
     Unearned premium reserves                                         1,209,162           2,244,173
     Difference between tax and GAAP basis of Harbour
         Village Project                                               5,839,919           5,764,541
     Net operating loss carry forward                                    398,597                   -
          Gross deferred tax assets                                    8,522,739          10,448,804

Deferred tax liabilities:
     Deferred acquisition costs                                          978,785           1,341,035
     Unrealized gain on securities                                       159,251             546,863
     Other                                                                 1,512               1,773
         Gross Deferred  tax liabilities                               1,139,548           1,889,671

              Net deferred tax asset                                  $7,383,191          $8,559,133
                                                                       =========           =========

Note 9 - Notes Receivable

        The Company ceases the accrual of interest on loans when any payment is past due. Additionally, the Company assesses loan impairment by comparing the carrying value of such loan, including accrued but unpaid interest at the valuation date to the fair market value of collateral held with respect to such loan. Any shortage of fair value over carrying value is first recognized by reversing interest income recognized for the year of impairment and then recognizing any further loss against the allowance for loan losses. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

        The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2000 and September 30, 2001 were -0- and $8,074,116, respectively. The Company did not maintain an allowance for loan losses, as it believes that the value of collateral held is sufficient to preclude any losses. The weighted average recorded investment in impaired notes receivable as of December 31, 2000 and September 30, 2001 were $0 and $633,312, respectively. Interest income recognized on impaired notes receivable during the nine months ended September 30, 2000 and September 30, 2001 were $0 and $0, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        American Safety is a specialty insurance and financial services holding company which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental risks and other specialty risks, and provides a broad range of financial services and products to middle market businesses. The Company is also the owner/developer of the Harbour Village Golf & Yacht Club, a residential condominium, marina, par 3 golf course and beach club project in Ponce Inlet, Florida.

Forward Looking Statements

        This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various industry factors, including the outcome of the Company's competitive conditions in the insurance industry, unpredictable developments in loss trends, adequacy and changes in loss reserves, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village Golf and Yacht Club project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained in this Report are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

         The following table sets forth the Company's consolidated revenues:

                                                   Months                       Months                Months         Months
                                                    Ended                       Ended                 Ended           Ended
                                                  September                   September             September       September
                                                     30,                         30,                   30,             30,
                                                                                                     2000 to         2000 to
                                             2000           2001          2000          2001           2001           2001
                                                                         (Dollars in thousands)
Net Premiums earned:
Reinsurance:
  Workers' compensation                    $3,233         $2,659         $8,116        $8,300         (17.8)%           2.3%
  General liability                         1,779          1,963          3,589         7,232          10.3           101.5
       Total reinsurance                    5,012          4,622         11,705        15,532          (7.8)           32.7

Primary insurance:
  Commercial Line                             773          1,185          1,538         3,217          53.3           109.2
  Workers' compensation                         -          1,882              -         4,009             -               -
  Surety                                    1,355          1,023          2,759         5,492         (24.5)           99.1
  General Liability                           244          5,237            272        12,159       2,046.3         4,370.2
  Program Business                            404            390            763         4,336          (3.5)          468.3
       Total primary insurance              2,776          9,717          5,332        29,213         250.0           447.9
            Total net premiums earned       7,788         14,339         17,037        44,745          84.1           162.6

Net investment income                         668            947          2,002         2,709          41.8            35.3
Interest on notes receivable                  378            207          1,253           767         (45.2)          (38.8)
Commission and fee income:
  Brokerage commission income               1,216            716          2,840         1,715         (41.1)          (39.6)
  Management fees from affiliate              350            363          1,068         1,095           3.7             2.5
     Total commission and fee income        1,566          1,079          3,908         2,810         (31.1)          (28.1)
Net realized gains (losses)                    (9)           186           (215)          601       2,167.0           379.5
Sales - Real Estate                             -          3,181              -         3,181             -               -
Other income                                   69            129            768           979          87.0            27.5
       Total Revenues                     $10,460        $20,068        $24,753       $55,792          91.9%          125.4%

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                             September 30,              September 30,

                                           2000           2001          2000          2001
Insurance operations:
 Loss and loss adjustment expense          64.0%          67.2%        69.3%          63.7%                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                  ratio
 Expense ratio                             21.1           22.9         23.3           25.2
    Combined ratio                         85.1%          90.1%        92.6%          88.9%
[The remainder of this page is intentionally left blank.]

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

        Net Premiums Earned. Net premiums earned increased 84.1% from $7.8 million in the quarter ended September 30, 2000 to $14.3 million in the quarter ended September 30, 2001. The principal factor accounting for the increase was a $5.0 million increase in primary general liability premiums. The Company expects written premium volume from its workers' compensation and commercial lines of business to decrease, as the Company focuses its underwriting efforts on other lines of insurance business which are anticipated to be more profitable.

        Net Investment Income. Net investment income increased 41.8% from $668,000 in the quarter ended September 30, 2000 to $947,000 in the quarter ended September 30, 2001 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5.5% in the quarter ended September 30, 2000 and 4.9% in the quarter ended September 30, 2001. The average after-tax yield on investments was 4.4% in the quarter ended September 30, 2000 and 3.6% in the quarter ended September 30, 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 45.2% from $378,000 in the quarter ended September 30, 2000 to $207,000 in the quarter ended September 30, 2001 due to the repayment of various loans. Average notes receivable decreased to $8.6 million from $11.1 million for the quarter.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 41.1% from $1.2 million in the quarter ended September 30, 2000 to $716,000 in the quarter ended September 30, 2001 as a result of lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees increased 3.7% from $350,000 in the quarter ended September 30, 2000 to $363,000 in the quarter ended September 30, 2001. The fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

         Net Realized Gains and Losses. Net realized gains and losses increased from a loss of $9,000 in the quarter ended September 30, 2000 to a gain of $186,000 for the quarter ended September 30, 2001 due to the sale of bonds in the Company's investment portfolio.

         Sales - Real Estate. Real estate sales at the Harbour Village project were $3.2 million in the quarter ended September 30, 2001. These sales were realized from the closing of 12 residential condominium units in Building 100 and 6 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income increased 87% from $69,000 in the quarter ended September 30, 2000 to $129,000 for the quarter ended September 30, 2001 as a result of fees generated by the

Company’s financial services subsidiary, American Safety Financial Corp. No assurance can be given as to the regularity or amount of fees being generated by the Company’s financial services subsidiary.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 93.5% from $5 million in the quarter ended September 30, 2000 to $9.6 million in the quarter ended September 30, 2001 due to an increase in net premiums earned and increases in surety and commercial lines reserves.

         Acquisition Expenses. Policy acquisition expenses increased 109.7% from $1.2 million in the quarter ended September 30, 2000 to $2.6 million in the quarter ended September 30, 2001 as a result of increased premiums earned. Premium tax expense also increased to $794,000 from $695,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 7% from $3.3 million in the quarter ended September 30, 2000 to $3.5 million in the quarter ended September 30, 2001 due to increases in payroll and related items.

         Costs - Real Estate. Real estate expenses associated with Harbour Village increased from $182,000 in the quarter ended September 30, 2000 to $3.1 million in the quarter ended September 30, 2001 due to the continuing development of the project. Of the $3.1 million of costs recognized during the quarter, $2.7 million were previously capitalized variable costs related to the sale of condominium units and boat slips, which produces 14% to 15% gross margin on revenues. The remaining $400,000 were fixed costs of the project, which include advertising and other administrative costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Income Taxes. Federal and state income taxes increased from $124,000 in the quarter ended September 30, 2000 to $267,000 in the quarter ended September 30, 2001 due to higher levels of income in the Company's U.S. subsidiaries operations.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

         Net Premiums Earned. Net premiums earned increased 162.6% from $17 million in the nine months ended September 30, 2000 to $44.7 million in the nine months ended September 30, 2001. The principal factors accounting for the increase were an 101.5% or $3.6 million increase in reinsurance general liability premiums, a 109.2% or $1.7 million increase in commercial lines premiums, a $4 million increase in primary workers' compensation premiums, a 99.1% or $2.7 million increase in surety premiums, a $11.9 million increase in primary general liability premiums and a $3.5 million increase in program business premiums. The Company expects written premium volume from its workers' compensation and commercial lines of business to decrease, as the Company focuses its underwriting efforts on other lines of insurance business which are anticipated to be more profitable.

         Net Investment Income. Net investment income increased 35.3% from $2 million in the nine months ended September 30, 2000 to $2.7 million in the nine months ended September 30, 2001 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5.4% in the nine months ended September 30, 2000 and 5.0% in the nine months ended September 30, 2001. The average after-tax yield on investments was 4.4% in the nine months ended September 30, 2000 and 3.1% in the nine months ended September 30, 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 38.8% from $1.3 million in the nine months ended September 30, 2000 to $767,000 in the nine months ended September 30, 2001 due to repayment of various loans. Average notes receivable decreased to $8.5 million in the nine months ended September 30, 2001 from $11.4 million in the nine months ended September 30, 2000.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 39.6% from $2.8 million in the nine months ended September 30, 2000 to $1.7 million in the nine months ended September 30, 2001 due to lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees have remained at $1.1 million in the nine months ended September 30, 2000 and the nine months ended September 30, 2001. These fees are derived from services provided by the Company to its risk retention group affiliate, which services remained consistent as compared to the prior period.

         Net Realized Gains and Losses. Net realized gains and losses increased from a loss of $215,000 in the nine months ended September 30, 2000 to a gain of $601,000 for the nine months ended September 30, 2001 due to the sale of bonds in the Company's investment portfolio.

        Sales - Real Estate. Real estate sales at the Harbour Village project were $3.2 million in the nine months ended September 30, 2001. These sales were realized from the closing of 12 residential condominium units in Building 100 and 6 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income increased 27.5% from $768,000 in the nine months ended September 30, 2000 to $979,000 for the nine months ended September 30, 2001 as a result of fees generated by the Company's financial services subsidiary, American Safety Financial Corp. No assurance can be given as to the regularity or amount of such fees being generated by the Company's financial services subsidiary.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 141.5% from $11.8 million in the nine months ended September 30, 2000 to $28.5 million in the nine months ended September 30, 2001 due to an increase in net premiums earned and increases in surety and commercial lines reserves.

         Acquisition Expenses. Policy acquisition expenses increased 185.1% from $3.1 million in the nine months ended September 30, 2000 to $8.8 million in the nine months ended September 30, 2001 as a result of increased premiums earned. Premium tax expense also increased to $2.3 million from $1.2 million due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 17.6% from $9 million in the nine months ended September 30, 2000 to $10.6 million in the nine months ended September 30, 2001 as a result of increased payroll and related expenses.

         Costs - Real Estate. Real estate expenses associated with Harbour Village increased from $367,000 in the nine months ended September 30, 2000 to $3.6 million in the nine months ended September 30, 2001 due to the continuing development of the project. Of the $3.6 million of costs recognized during the year, $2.7 million were previously capitalized variable costs related to the sale of condominium units and boat slips, which produces a 14% to 15% gross margin on revenues. The remaining $900,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Income Taxes. Federal and state income taxes increased from a benefit of $1.2 million in the nine months ended September 30, 2000 to an expense of $526,000 in the nine months ended September 30, 2001 due to higher levels of income in the Company's U.S. subsidiaries' operations.

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

         On a consolidated basis, net cash provided from operations was $14.3 million for the nine months ended September 30, 2000 and $19.8 million for the nine months ended September 30, 2001. The positive cash flows for said periods were primarily attributable to net premiums written and net earnings. Because workers’ compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claims payments are made.

         Total assets increased from $207.3 million at December 31, 2000 to $285.5 million at September 30, 2001 primarily due to increases in investments, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $104.2 million at December 31, 2000 to $147.7 million at September 30, 2001, as a result of increases in net premiums written, investment income and real estate investments. At September 30, 2001, the Company has repurchased 1,541,339 shares of its common stock at a total cost of $9.1 million since January 1999.

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

         Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. As of October 31, 2001, the Company's marketing efforts had generated over $106 million of pre-sales of condominium units and boat slips.

         It is anticipated that Harbour Village will be developed in three Phases over the next three to five years, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project. Through September 30, 2001, the Company had borrowed $28 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million over a three to five year period. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project. See Exhibit 99 included in this Report for further information regarding Harbour Village.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Lloyd A. Fox, President and Chief Executive Officer, has decided to leave American Safety at the expiration of his current employment contract on December 31, 2002 to pursue other business and personal interests. He will remain President and Chief Executive Officer of American Safety Insurance Group, Ltd. and American Safety Holdings Corp., the Company's U.S. holding company, until the expiration of his contract at the end of 2002.
Effective January 1, 2002, Stephen R. Crim, currently Executive Vice-President, will become President and Chief Executive Officer of American Safety's U.S. insurance and Bermuda reinsurance operations. Mr. Crim will succeed Mr. Fox as President and Chief Executive Officer of American Safety Insurance Group, Ltd. effective January 1, 2003. Mr. Crim has been responsible for all underwriting functions since joining American Safety Insurance Group's U.S. operations in 1990. He has served as Executive Vice-President of the Company and its U.S. insurance operations since 1997 and currently heads the U.S. Program Insurance Services Division. Mr. Crim has been closely involved in the Company's insurance operations for over 11 years.

Item 6. Exhibits and Reports on Form 8-K.

  The following exhibits are filed as part of this Report:
Exhibit No.                 Description
11                Computation of Earnings Per Share
99                Harbour Village Development Status
  Reports on Form 8-K.
None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2001.

                                                                By:/s/ Lloyd A. Fox
                                                                     Lloyd A. Fox
                                                                     President and Chief Executive Officer

                                                                By:/s/ Steven B. Mathis
                                                                     Steven B. Mathis
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

Exhibit 11

American Safety Insurance Group, Ltd. and Subsidiaries
Computation of Earnings Per Share

                                                       Three Months Ended                       Nine Months Ended
                                               September 30,        September 30,       September 30,       September 30,
                                                    2000                2001                2000                2001

Basic:
Earnings (loss) available to common
shareholders........................             $653,826            $978,753         $(1,787,024)         $3,826,197
                                                 ========            ========         ============         ==========

Weighted average common shares
outstanding.........................            5,377,597           4,788,648           5,609,170           4,823,066

Basic earnings (loss) per common shares     $         .12     $           .20     $          (.32)    $           .79
                                            =============     ===============     ================    ===============

Diluted:
Earnings (loss) available to common              $653,826            $978,753         $(1,787,024)         $3,826,197
                                                 ========            ========         ============         ==========
shareholders..........................

Weighted average common shares
outstanding............................         5,377,597           4,788,648           5,609,170           4,823,066

Weighted average common shares
equivalents associated with options....                 -             208,139               1,774             126,876

Total weighted average common
shares.................................         5,377,597           4,996,787           5,610,944           4,949,942
                                                =========           =========           =========           =========

Diluted earnings (loss) per common
shares                                       $        .12     $           .20      $         (.32)    $           .77
                                             ============     ===============      ===============    ===============

                                                                                                            EXHIBIT 99

Harbour Village Development Status
$(000)s except references to Condo Units
and Boat Slips

                                                           Phase 1                                                                                    Phase 2
                                                          Buildings                                                                 Townhouses           8 Buildings                 Total
                                                                                                                                  Oak                            Total     Boat   Condos and
                                                        100      200      300      400      500      600      700      800      Hammock   Riverwalk    Links     Condos   Slips   Boat Slips
            Status at 9/30/2001
Planned Number of Condo Units and Boat Slips             32       32       32       32       24       32       32       32         18        28          376      670      142         812
Condo Units and Boat Slips under Contract                32       32       32       32       19       28       27       31         14        25           67      339      132         471
Value of Pre-sale Contracts (Note 1)                  7,574    7,312    7,607    8,213    5,560    7,494    7,614    7,759      6,434     9,229       16,365   91,161   12,012     103,173

Building Foundation  Completed                           Yes      Yes      Yes      Yes      Yes      Yes      Yes      Yes        No        No          No
Vertical Building Completetd                             Yes      Yes      Yes      Yes      No       No       No       Yes        No        No          No
Interior Finish Completed                                Yes      No       No       No       No       No       No       No         No        No          No
Certificate of Occupancy Received                        Yes      No       No       No       No       No       No       No         No        No          No

     Actual 9/20/2001 Quarter to Date
Units Closed at 9/30/2001 QTD                            12        -        -        -        -        -        -        -          -         -            -       12        6          18

Revenue Recognized at 9/30/2001 QTD                   2,667        -        -        -        -        -        -        -          -         -            -    2,667      513       3,180
Gross Profit Recognized at 9/30/2001 QTD                272        -        -        -        -        -        -        -          -         -            -      272      213         485

Total Fixed Costs at 9/30/2001 QTD (Note 2)                                                                                                                                            399
Pre-Tax Profit at 9/30/2001 QTD                                                                                                                                                         86

Projected 12/31/2001 Quarter to Date
Projected Unit Closings at 12/31/2001 QTD                20       32       21       15                                                                             88       40         128

Projected Revenue Recognized at 12/31/2001 QTD        4,344    6,727    4,593    3,542                                                                         19,206    2,560      21,766
Projected Gross Profit at 12/31/2001 QTD                443      686      468      361                                                                          1,959    1,063       3,022

Projected Total Fixed Costs at 12/31/2001 QTD                                                                                                                                             700
Projected Pre-Tax Profit at 12/31/2001 QTD                                                                                                                                              2,322

Note 1 - No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each transaction.

Note 2 - Fixed costs include advertising, promotion, and other general and administrative costs. These costs are not allocated to specific buildings.

The projected results contained above for unit closings, revenue, gross profit, fixed costs and pre-tax profit are forward looking statements. With respect to the Company's development of the Harbour Village property, such forward looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions.