Form 10-K
period 2001-12-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2002-04-01
CIK 783603

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001       Commission File Number 1-14795

                      AMERICAN SAFETY INSURANCE GROUP, LTD.
             (Exact name of Registrant as specified in its charter)

        Bermuda                           Not applicable
(State of incorporation                 (I.R.S. Employer
   or organization)                    Identification No.)

   44 Church Street
   P.O. Box HM 2064
   Hamilton, Bermuda                          HM HX
 (Address of principal                      (Zip Code)
  executive offices)

Registrant's telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on which
                                                ------------------------------
     Title of each class                                registered
     -------------------                                ----------

Common Stock, $0.01 par value                  New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Registrant's voting common stock held by non-affiliates on March 22, 2002 was $24,507,613. For the purposes of this computation shares held by directors (and shares held by entities in which they serve as officers) and executive officers of the Registrant have been excluded. Such exclusion is not intended, nor shall it be deemed to be an admission that such persons are affiliates of Registrant.

The number of outstanding shares of Registrant's common stock on March 22, 2002 was 4,750,117.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from the Registrant's Proxy Statement for the 2002 Annual General Meeting of the Shareholders (the "2002 Proxy Statement").

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE GROUP, LTD.

Table of Contents
Page ----
                                                      PART I

Item 1.          Business                                                                 1
Item 2.          Properties                                                              31
Item 3.          Legal Proceedings                                                       31
Item 4.          Submission of Matters to a Vote of Security Holders                     32
                                                      PART II

Item 5.          Market for the Registrant's Common Equity and
                          Related Stockholder Matters                                    36
Item 6.          Selected Financial Data                                                 37
Item 7.          Management's Discussion and Analysis of Results
                          of Operations and Financial Condition                          39
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk              49
Item 8.          Financial Statements and Supplementary Data                             50
Item 9.          Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure                            50

                                                     PART III

Item 10.         Directors and Executive Officers of the Registrant                      51
Item 11.         Executive Compensation                                                  51
Item 12.         Security Ownership of Certain Beneficial Owners                         51
                          and Management
Item 13.         Certain Relationships and Related Transactions                          51

                                                      PART IV

Item 14.         Exhibits, Financial Statements Schedules, and Reports on Form 8-K       52

PART I

Item 1. Business

General

        American Safety Insurance Group, Ltd. (the "Company" or "American Safety") is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation risks, contracting and other specialty risks. The Company is also the owner/developer of a residential condominium, marina, par 3 golf course and beach club development in Ponce Inlet, Florida. Unless the context indicates otherwise, all references to the "Company" or "American Safety" refer to American Safety Insurance Group, Ltd. and its subsidiaries.

        American Safety was formed in Bermuda as a group captive insurance company in 1986 to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industry in the United States, which had suffered from disruptive market cycles in the standard insurance market. The Company now provides specialty insurance coverages and services in all 50 states and markets its insurance programs through approximately 190 independent insurance agency and brokerage firms.

        The Company develops specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

        The Company insures and places risks through its two U.S. insurance subsidiaries, American Safety Casualty Insurance Company ("American Safety Casualty") and American Safety Indemnity Company ("American Safety Indemnity"), as well as its U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. ("American Safety RRG") and unaffiliated insurance companies. The Company also reinsures and places, through the Company's Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. ("American Safety Re"), and unaffiliated reinsurers, a portion of the risks underwritten directly by its two U.S. insurance subsidiaries, its risk retention group affiliate and other insurers. Substantially all of the reinsurance business that the Company currently assumes is for primary insurance programs that the Company has developed and underwritten.

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

         Industry Ratings

        In August, 2001, A.M. Best Company ("A.M. Best"), an independent, nationally recognized insurance industry rating service and publisher, reaffirmed a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty Insurance Company ("American Safety Casualty"), its U.S. property and casualty excess and surplus lines insurance company, American Safety Indemnity Company ("American Safety Indemnity") its Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. ("American Safety Re"), and its non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. ("American Safety RRG"). The rating of "A (Excellent)" is the third highest of A.M. Best's 16 letter ratings. A.M. Best's ratings represent an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation. A.M. Best assigned a financial size rating (VII) on a group basis to American Safety representing capital and surplus in excess of $50 million as a result of the Company's completion of its initial public offering in February 1998.

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

         The Company's real estate development subsidiary, Ponce Lighthouse Properties, Inc., is the owner/developer of a residential condominium, marina, par 3 golf course and beach club development known as the Harbour Village Golf and Yacht Club ("Harbour Village) in Ponce Inlet, Florida. The Company organized Rivermar Contracting Company, a subsidiary, to be the general contractor for the construction of the Harbour Village project. The Company acquired the property that is being developed as Harbour Village through foreclosure in April 1999. Management believes the development of Harbour Village will provide significant value to the Company's shareholders over the anticipated development period.

Insurance Program Development, Management and Administrative Operations

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

        ASI Services has developed many of the Company's primary insurance and reinsurance programs. ASI Services also has served since 1990 as the program manager for the Company's risk retention group affiliate, providing it with program management, underwriting, loss control, brokerage, marketing and financial services pursuant to guidelines and procedures established by the board of directors of the risk retention group.

        Management and Administrative Services. In the development and implementation of programs, ASI Services provides a number of fee and commission-based services. ASI Services provides (i) program management services for the overall management and administration of a program; (ii) underwriting services for evaluating individual risks or classes of risk; (iii) risk placement services for determining the most effective means of providing particular coverages; (iv) brokerage services for placing risks with affiliated or unaffiliated insurers; (v) reinsurance intermediary services for placing ceded reinsurance for a program; (vi) loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; (vii) claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and third party administrators; (viii) marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and (ix) administrative services, including billing, collecting and reporting primary and reinsurance premiums, producing financial reports on programs and paying claims.

         Other Insurance Service Subsidiaries. The Company has three other U.S. subsidiaries engaged, under the direction of ASI Services, which provide various administrative and insurance agency services. Environmental Claims Services, Inc. operates as a specialized claims administration facility engaged in the administration and analysis of environmental and other specialty program claims. Sureco Bond Services, Inc. is a surety bond agency authorized to write contract performance and payment bonds for unaffiliated insurers. American Safety Purchasing Group, Inc. was formed to facilitate the provision of certain insurance coverages through a purchasing group (as defined by the Risk Retention Act) by licensed insurance companies.

Primary Insurance Operations

        The Company, through its two U.S. insurance subsidiaries and its risk retention group affiliate, provides primary casualty insurance in the alternative insurance market in all 50 states for environmental remediation risks, general contracting, and other specialty risks. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, surety, commercial automobile and property, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

        Environmental Insurance Programs. The Company has developed specialty insurance programs for a broad range of environmental concerns and believes that its intensive underwriting, dedicated loss control and claims management, and superior service orientation will enable it to expand its insurance program base to other environmental coverages not currently being provided. Since 1986, the Company's insurance programs have helped asbestos abatement and other environmental remediation contractors and consultants, as well as property owners, perform remediation work in schools, hospitals, commercial, industrial and other facilities.

        The Company's in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds' technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. The Company's in-house loss control department also is involved in the underwriting process, in reviewing technical work guidelines provided by applicants, such as safety and health practices and procedures, as well as inspecting contractor insureds' environmental remediation project sites and recordkeeping throughout the United States.

         The Company's general and pollution liability policies for environmental risks cover bodily injury and property damage to third parties arising out of the operations of insureds, which may include losses arising from exposure to specific hazardous substances that are released during a remediation project. Coverages provided for professional liability protect insureds against claims arising out of bodily injury or property damage and/or negligent acts, errors or omissions which occur as a result of the performance of professional consulting, testing, laboratory and similar services, such as the failure to detect hazardous materials in connection with assessments for same, or the failure to properly design or monitor performance on remediation projects in accordance with contracts entered into by such insureds. The Company also provides workers' compensation coverage for contractors involved in environmental remediation, which may include risks such as occupational diseases from exposure to hazardous substances.

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

        Other Environmental Risks. The Company provides environmental insurance coverages that offer protection against environmental exposures arising from general business or fixed site operations. Environmental impairment liability insurance is offered for varied purposes such as facilitating the financing of real estate transactions, transferring real estate and protecting against the release of hazardous substances from treatment and disposal sites.

        Surety. The Company's U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 47 states and the District of Columbia primarily providing contract performance and payment bonds to environmental and general construction contractors. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a "Treasury Listed" or "T-listed" surety, enabling it to issue surety bonds for federal projects, as well as state and private projects that utilize such designation as a reference in determining the acceptability of surety companies. American Safety Casualty's underwriting limitation, as determined by the Department of the Treasury as of July 1, 2001, was $1,203,000 on a per-bond basis; however, this limitation does not constrain the amount of a bond that can be written, provided that the excess exposure is protected with approved reinsurance or other methods prescribed by the Department of the Treasury. During 2001, the Company's U.S. insurance subsidiary, American Safety Casualty, substantially reduced writing contract surety business as a result of adverse loss experience and the lack of affordable reinsurance.

         The Company also provides insurance coverage for a broad range of specialty risks, including:

         Excess and Surplus Lines. The Company's U.S. insurance subsidiary, American Safety Indemnity, writes excess and surplus lines insurance. These risks are generally of a specialized or unique nature which are not served by the standard insurance market. The Company's excess and surplus lines insurance typically covers construction and products liability.

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

         Commercial Lines. During 2001, the Company's U.S. insurance subsidiary, American Safety Casualty, discontinued writing commercial lines insurance for insureds, including retail stores, strip shopping centers, office buildings and hotel/motel franchisees.

        Employee Leasing and Staffing Industry. During 2001, the Company's U.S. insurance subsidiary, American Safety Casualty, discontinued writing workers' compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies as a result of adverse loss experience.

        Underwriting. ASI Services's underwriting staff handles all insurance underwriting functions for programs business, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. ASI Services uses management information reports to measure risk selection and pricing in order to control underwriting performance. The principal underwriting factors used by ASI Services for underwriting liability, workers' compensation and surety coverages, are a financially stable business, an established operating history, favorable loss histories and a demonstrated commitment to loss control practices.

        Claims. Claims arising under the policies and treaties issued or reinsured by the Company are reviewed and managed by ASI Services's internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. For programs business, ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

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

        Substantially all of the reinsurance business that the Company currently assumes is for primary insurance coverages that the Company has developed and underwritten. The Company, through its Bermuda reinsurance subsidiary, enters into treaties with its U.S. insurance subsidiaries, its risk retention group affiliate and unaffiliated insurers with whom the Company has developed insurance programs. The Company reinsures, generally on an excess of loss basis, the general liability, pollution liability, professional liability and workers' compensation risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation, general contracting and other specialty risks.

        For the year ended December 31, 2000, of the $22.6 million of gross reinsurance premiums written by the Company, approximately $7.9 million was assumed from its risk retention group affiliate, with the balance of approximately $14.7 million assumed from unaffiliated insurers. For the year ended December 31, 2001, of the $26.8 million of gross reinsurance premiums written by the Company, approximately $10.9 million was assumed from its risk retention group affiliate, with the balance of approximately $15.9 million assumed from unaffiliated reinsurers.

        The Company's assumed reinsurance business for general liability, pollution liability, and professional liability is written under excess of loss treaties primarily with its risk retention group affiliate. In the layer of the first $350,000 of loss per occurrence, the Company assumes 75% of the losses arising from claims covered under the policies written after the reinsured pays the first $100,000 of claims in the aggregate on an annual basis; and the reinsured retains 25% of the risk after payment of the aggregate amount.

        The Company's two U.S. insurance subsidiaries cede certain risks on a quota share basis to the Company's Bermuda reinsurance subsidiary in order to provide for a spread of risk among the respective companies as well as to increase the capacity of the Company's U.S. insurance subsidiaries to write insurance business.

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

Selected Operating Information

        Gross Premiums Written and Produced. As a result of the Company's roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, the Company is involved in a number of insurance and reinsurance premium and fee-generating activities. The Company places insurance and reinsurance with its insurance and reinsurance subsidiaries and its risk retention group affiliate, and also acts as an agency and broker for its risk retention group affiliate, unaffiliated insurers and reinsurers for which the Company receives brokerage commissions of approximately 10% of gross premiums written and produced. For the year ended December 31, 2001, the Company was involved with the placement of approximately $176.3 million of gross premiums through its various programs and subsidiaries.

        The following table sets forth the Company's premiums written and produced for the years ended December 31, 2000 and December 31, 2001:

                                                   December 31, 2000                       December 31, 2001
                                            Gross         Ceded        Net          Gross         Ceded         Net
                                            -----         -----        ---          -----         -----         ---
                                                                          (Dollars in thousands)
The Company                                  $86,872     $44,872      $42,000       $158,017      $78,949      $79,068
American Safety RRG (1)                       18,683                                  15,863
Other Insurers and Reinsurers (2)             12,594                                  13,256
Less: Ceded from American Safety RRG to
      the Company (3)                         (7,923)                                (10,864)
                                            $110,226                                $176,272
----------------------
  Represents premiums written by American Safety RRG, the Company's non-subsidiary affiliate.
  Represents premiums produced by the Company, as an agency and broker, for unaffiliated insurers and reinsurers.
  Represents premiums ceded to the Company from American Safety RRG.

         Net Premiums Written. The following table sets forth the Company's net premiums written by principal lines of insurance and reinsurance for the years ended December 31, 2000 and December 31, 2001:

Net Premiums Written          December 31, 2000                  December 31, 2001
                              -----------------                  -----------------
                                             (Dollars in thousands)

General Liability            $ 11,731          27.9%            $45,664           57.8%
Workers' Compensation          13,318          31.7              21,371           27.0
Surety                          8,387          20.0               1,562            2.0
Commercial Lines                4,293          10.2               3,120            3.9
Program Business                4,271          10.2               7,351            9.3
      Total                   $42,000         100.0%            $79,068            100%

        The following table sets forth the Company's net premiums written by specialty industry for the years ended December 31, 2000 and December 31, 2001:

                                   December 31, 2000                  December 31, 2001
                                   -----------------                  -----------------
                                                  (Dollars in thousands)
Environmental                  $17,545              41.8%            $22,624          28.6%
Employee Leasing                 9,226              22.0               7,809           9.9
Program Business and Other       6,602              15.7               9,765          12.4
Commercial Lines                 4,292              10.2               3,120           3.9
Excess & Surplus Lines           4,335              10.3              35,750          45.2
         Total                 $42,000             100.0%            $79,068         100.0%

        Commissions and Fees. The Company generates fee and commission income in connection with the Company's program development and management, insurance and reinsurance brokerage services, and production and other insurance related services. Fee and commission income was $4.7 million for the year ended December 31, 2000, and $3.9 million for the year ended December 31, 2001.

        Combined Ratio. The combined ratio is a standard measure of a property and casualty insurer's performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The following table compares the statutory combined ratios of the Company with the property and casualty industry over the past three years.

Combined Ratio (Statutory Basis)
                                   1999             2000             2001
                                   ----             ----             ----
The Company(1)(2).................. 70.9%            80.9%            91.5%
Property and casualty industry(3)..107.5            110.3            117.0
---------------
  Data has been derived from the consolidated financial statements of the Company.
  Payments by American Safety Casualty and American Safety Indemnity to ASI Services for management services are included in the combined ratio.
  The statutory industry data was obtained from A.M. Best.

         Although the combined ratio is the generally accepted measure for comparing results within the property and casualty insurance industry, the combined ratio does not distinguish betweenproperty and casualty companies based upon their mix of business. The Company focuses primarily on long-tail liability coverages and writes a very limited amount of short-tail liability coverages. Long-tail liability insurance coverages often produce greater underwriting losses than short-tail liability insurance. Long-tail liability coverages also produce more investable cash flow for an insurance company because claims may not be reported for many years. Therefore, the companies writing long-tail insurance coverages may be able to mitigate their higher underwriting losses by deriving investment income. Accordingly, a higher combined ratio (on a statutory basis) for a company writing long-tail liability insurance does not necessarily mean lower profitability.

         Premium and Loss Summary. The Company is engaged in the development of programs and underwriting of coverages as both a primary casualty insurer and a reinsurer. The following table provides selected historical information based on generally accepted accounting principles in the United States of America("GAAP")concerning the business written by the Company and the associated underwriting risks. This data should be read in conjunction with the consolidated financial statements and notes thereto and the Selected Financial Data included elsewhere in this Report.

                                              1999            2000            2001
                                              ----            ----            ----
                                                       (In thousands, except ratio data)
Reinsurance :

 Gross Premiums Written                    $ 12,584        $22,646           $26,764
 Net Premiums Written                        11,647         20,448            24,971
 Net Premiums Earned                         10,609         16,706            22,364
 Loss & Loss Adjustment Expense Ratio          54.3%         73.7%               64.1%
Primary:

 Gross Premiums Written                    $ 10,821        $64,226          $131,253
 Net Premiums Written                         2,894         21,552            54,097
 Net Premiums Earned                          1,516         10,099            42,423
 Loss & Loss Adjustment Expense Ratio           35.2%         58.0%             69.7%
Combined:

 Gross Premiums Written                    $ 23,405        $86,872          $158,017
 Net Premiums Written                        14,541         42,000            79,068
 Net Premiums Earned                         12,125         26,805            64,787
 Loss & Loss Adjustment Expense Ratio          56.9%          69.0%             67.9%
 Expense Ratio                                 16.7%          18.6%             24.9%
                                          ----------         ------             -----
 Combined                                      73.6%          87.6%             92.8%
                                           =========          =====             =====

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

Reinsurance Ceded

        The Company obtains reinsurance for its primary insurance and reinsurance operations from unaffiliated reinsurers to protect and mitigate the exposures of the Company. The Company's reinsurance program for general, pollution and professional liability, and excess and surplus lines risks operates on an excess of loss basis, with the Company's maximum exposure, on a per occurrence basis, limited to $262,500 for general and pollution liability risks and $350,000 for excess and surplus lines risks. For workers' compensation reinsurance business assumed by the Company, the Company's maximum exposure is $350,000 per occurrence. Some of the reinsurance treaties maintained by the Company for its protection have certain aggregate limits of liability.

        The Company purchases reinsurance for its primary insurance business lines and its reinsurance business. Gross reinsurance premiums ceded in 2000 were $44.9 million, which constituted 52% of the gross premiums written, and in 2001 were $78.9 million, which constituted 50% of the gross premiums written. The amount of reinsurance obtained by the Company varies with the line of business insured or reinsured. The Company experienced increased reinsurance costs in 2001, and expects such increased reinsurance costs to continue in 2002, as a result of a hardening reinsurance market.

        The Company evaluates the credit quality of the U.S. reinsurers and retrocessionaires to which it cedes business. The following table sets forth certain information relating to the Company's unaffiliated reinsurers and retrocessionaires as of December 31, 2001 with recoverables in excess of 5% of the Company's total shareholders' equity:

                                             A.M. Best       for Year Ended         for Year Ended
           Reinsurers                        Rating (1)     December 31, 2001      December 31, 2001
           ----------                        ----------     -----------------      -----------------

Berkley Insurance Company                        A             32,382                 2,453
Louisiana Pest Control Insurance Company         B+             9,095                 9,117
Zurich International (UK) Ltd.                  NR-5            8,430                 8,466
Alea London Ltd.                                 A-             8,107                 7,887
American Constantine Insurance Company
Limited                                         N/A             6,053                 8,783
Various Lloyd's Syndicates                      N/A             6,688                   208
Everest Re                                       A+             3,534                     -
Dorinco Re                                       A              3,236                     -
-----------------

(1) A.M. Best rating currently assigned.

         During the fourth quarter of 2001, one of the Company's former reinsurers, Berkley Insurance Company (formerly known as Signet Star Reinsurance Company), disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and has requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties. As of December 31, 2001, unreimbursed paid claims under the treaties totaled $6.5 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $25.8 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer's request has no merit and was made in bad faith. If this dispute cannot be resolved, the Company will institute legal and arbitration proceedings against the reinsurer. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and other invested assets to meet its insurance obligations.

Loss and Loss Adjustment Expense Reserves

         The Company is required to maintain reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, rate studies and opinions. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that ultimate payments will not materially exceed the Company's reserves.

         With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

         Approximately 16% of the Company's net reserves relate to liability associated with asbestos abatement and other environmental general liability insurance programs, 28% of such reserves are attributable to the workers' compensation insurance, 26% of such reserves relate to excess and surplus lines, and the balance of 30% of such reserves is allocated among surety and other lines of insurance business.

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

        The Company's independent actuarial consulting firm also relies on industry data to provide the basis for reserve analysis on newer lines of business. Provisions for inflation are implicitly considered in the reserving process. For GAAP purposes, the Company's reserves are carried at the total estimate for ultimate expected loss, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. The Company's independent actuarial consulting firm annually expresses an opinion on the adequacy of statutory reserves established by management, which is filed with the various jurisdictions in which the Company's insurance and reinsurance subsidiaries and its risk retention group affiliate are licensed. Based upon practices and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

         The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                1999             2000             2001
                                                ----             ----             ----
                                                            (In thousands)

Gross losses and loss adjustment expense
   reserves at beginning of year              $14,701            $20,413         $50,509
Ceded reserves at beginning of year             1,841              6,065          27,189
                                                -----           --------          ------
Net losses and loss adjustment expense
   reserves at beginning of year               12,860             14,348          23,320
                                               ------            -------          ------
Add:
Incurred losses related to:
   Current accident year                        7,449             17,356          42,469
   Prior accident years                          (553)             1,150           1,517
                                                 -----         ---------         -------
      Total incurred losses                     6,896             18,506          43,986
                                                -----            -------          ------
Less:
Claims payments related to:
   Current accident year                        1,707              4,291          12,952
   Prior accident years                         3,701              5,243          10,514
                                                -----          ---------          ------
      Total claims paid                         5,408              9,534          23,466
                                                -----          ---------          ------
Net losses and loss adjustment expense
   reserves at end of year                     14,348             23,320          43,840
Ceded reserves at end of year                   6,065             27,189          77,583
                                                -----            -------          ------
Gross losses and loss adjustment expense
   reserves at end of year                    $20,413            $50,509        $121,423

        The following table shows the development of the reserves for unpaid losses and loss adjustment expenses from 1991 through 2001 for the Company's primary insurance and reinsurance subsidiaries on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The "cumulative redundancy" or deficiency depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                              1991     1992     1993     1994    1995    1996     1997     1998        1999       2000        2001
                              ----     ----     ----     ----    ----    ----     ----     ----        ----       ----        ----
                                               (In thousands)
Reserves for unpaid losses
      and loss adjustment
      expense               $4,552    $4,135   $4,798   $6,048  $8,288  $8,869   $10,793  $12,860    $14,348     $23,320    $43,840
Reserves re-estimated at
      December 31:
      1 year later           3,264     4,266    4,653    5,854   7,482   9,850    11,587   12,307     15,498      24,837
       2 years later         3,057     4,100    4,584    5,381   7,518   9,926    12,253   12,967     15,541
       3 years later         2,956     4,148    3,920    4,823   7,398   9,606    12,550   12,677
       4 years later         2,933     3,644    3,063    4,373   7,027   9,767    11,556         -
       5 years later         2,607     2,987    2,740    3,941   7,251   8,677         -         -
       6 years later         1,953     2,765    2,535    4,062   6,261       -         -         -
       7 years later         1,693     2,504    2,641    3,324       -       -         -         -
       8 years later         1,422     2,630    2,002        -       -       -         -         -
       9 years later        1,456      2,070        -        -       -       -         -         -
       10 years later       1,066          -        -        -       -       -         -         -
Cumulative redundancy
      (deficiency)          3,486      2,065    2,796    2,724   2,027     192     (763)       183    (1,193)     (1,517)
Cumulative amount of
      liability paid through
      December 31:
      1 year later              99       524      152      501     931   1,827     3,007     3,701     5,243      10,514
       2 years later           308       651      382      997   2,056   3,506     5,707     6,565     9,616
       3 years later           380       872      621    1,552   2,906   4,918     7,443     9,058
       4 years later           531     1,095      776    1,899   3,656   6,034     8,991
       5 years later           697     1,235    1,064    2,162   4,619   6,638        -         -
       6 years later           701     1,511    1,252    2,428   4,906      -         -         -
       7 years later           699     1,516    1,500    2,617      -       -         -         -
       8 years later           700     1,733    1,500       -       -       -         -         -
       9 years later           820     1,733        -       -       -       -         -         -
       10 years later          820        -         -       -       -       -         -         -
Net reserve
December 31                                                                                  14,348    23,320    43,840

Ceded Reserves                                                                                6,065    27,189    77,583
                                                                                              -----    ------  --------

Gross Reserve                                                                                20,413    50,509   121,423
                                                                                             ======    ======   =======

Investments

        The Company has an Investment Services Agreement with Invesco Capital Management, Inc. ("Invesco") whereby Invesco provides investment advisory services to the Company, subject to the investment policies and guidelines established by the Company's Board of Directors. The Company has consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. The Company's investment strategy has been to increase its investments in high quality bonds, as opposed to equity securities, in order to avoid market fluctuations. The investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

        At December 31, 2001, the Company's total assets of $297 million consisted of the following: cash, investments and notes receivable 47%; premiums receivable and agent's balances 9%; reinsurance recoverables 36%; and other assets 8%. At December 31, 2001, the Company held investment grade fixed income debt securities valued at $62 million and secured notes receivable valued at $8.1 million which represented secured loans to unaffiliated parties, at or above market rates, secured by corporate and personal guarantees, real estate and other collateral.

        The Company's cash and investments at December 31, 2001 totaled approximately $130.4 million, and were classified as follows:

                                               Book Value        Percent of
                                               ----------         Portfolio
 Type of Investment                  (In thousands)       ---------

Cash and short-term investments                $  32,056           24.5%
United States government securities               28,618           21.9
Mortgage-backed securities                         7,914            6.1
Corporate bonds                                   23,153           17.8
Foreign investments                                1,004            0.8
Real estate                                       37,663           28.9
                                                  ------           ----

           Total                                $130,408          100.0%
                                                 =======          =====

        The statement and fair values of the bond portfolio, classified by rating, as of December 31, 2001 were as follows:

                                                    Fair       Amount Reflected    Percent of
                    S&P's/Moody's Rating(1)        Value       on Balance Sheet      Total
                    -----------------------         -----       ----------------      -----
                                                               (In thousands)

AAA/Aaa (including
United States Treasuries of
$29,607)       ................................. $ 39,455          $ 39,455             63.8%
AA/Aa          .................................    4,684             4,684              7.6
A/A            .................................   10,390            10,390             16.8
BBB/Baa        .................................    7,307             7,307             11.8
                                                  -------          --------          -------
        Total  ................................. $ 61,836          $ 61,836            100.0%
                                                   ======            ======            ======

(1)        Ratings are assigned by Standard& Poor's ("S&P") or, if no S&P rating is available, by Moody's Investors Service Inc. ("Moody's").

         The National Association of Insurance Commissions ("NAIC") has a bond rating system by which it assigns securities to classes called "NAIC designations" that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2001, all of the Company's bond portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

         The weighted average maturity of the Company's bond portfolio at December 31, 2001 was 7.90 years. The composition of the Company's bond portfolio, classified by maturity, as of December 31, 2001 was as follows:

                                         Amortized             Market
      Maturity (1)                          Cost               Value
      --------                              ----               -----
                                                    (In thousands)

Due in one year or less...........    $      550             $      563
Due from one to five years........        22,933                 23,883
Due from five to ten years........        21,759                 21,934
Due after ten years...............         7,534                  7,618
Mortgage-backed securities........         7,914                  7,838
                                         -------                -------
   Total            ..............      $ 60,690               $ 61,836
                                          ======                 ======

__________

(1)        Based on stated maturity dates with no prepayment assumptions.

                The Company's investment grade fixed maturity securities included mortgage backed bonds of $7.8 million, which are subject to risks associated with the variable prepayments of the underlying mortgage loans.

                 At December 31, 2001, the Company had two secured notes receivable from an unrelated party totaling $8.1 million, whose maturity dates (July 15 and October 2, 2001) were extended until March 1, 2002. These notes carry an interest rate of 12% and are collateralized with various forms of real estate, and personal and corporate guarantees. The Company ceased accruing interest on these loans after the original maturity dates. These notes are currently in default and the Company is discussing resolution of this matter with the borrower.

American Safety Risk Retention Group, Inc.

                Organization History. Following the enactment of the Risk Retention Act, American Safety, in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages, provided financial and technical assistance in connection with the organization of American Safety RRG in 1988. American Safety RRG is not owned by the Company but is managed by ASI Services, the Company's principal U.S. program development, underwriting and administrative services subsidiary, on a fee-for-service basis. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act, its license from the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the "Vermont Department") under the Vermont Captive Act as a stock captive insurance company, and other state insurance filings. Presently, four of the directors of American Safety RRG are also directors of the Company. The directors of American Safety RRG are elected annually by the insureds/shareholders of American Safety RRG.

                American Safety transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety as the policy issuing carrier insuring general, pollution and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation. American Safety then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and American Safety has been an authorized reinsurer of American Safety RRG since 1988. The Company, through its insurance subsidiaries, participates in the business of American Safety RRG as its primary reinsurer under an excess of loss/quota share reinsurance arrangement. For policies written by American Safety RRG, the Company receives 45% of the premium and assumes 75% of the risk in the layer of the first $350,000 of loss per occurrence, subject to American Safety RRG's retention of the first $100,000 of loss in the aggregate each year. American Safety RRG also cedes 100% of the risk in the layer of $650,000 in excess of $350,000 per occurrence, 100% of the risk in the layer of $4 million in excess of $1 million, and 100% of the risk in the layer of $5 million in excess of $5 million, to unaffiliated reinsurers.

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

                ASI Services acts as the program manager for American Safety RRG pursuant to the program management agreement and is authorized to solicit and accept applications for insurance and to issue insurance policies on behalf of American Safety RRG subject to guidelines and procedures established by the board of directors of American Safety RRG. For 2001, the program management agreement between American Safety RRG and ASI Services provided for payment of a monthly program management fee of $114,000 and a managing general agency commission of 10-15% of premium paid by insureds. The Company's recognized revenues from American Safety RRG for the years ended December 31, 2000 and December 31, 2001 are as follows:

                                          December 31, 2000         December 31, 2001
                                          -----------------         -----------------
                                                              (In thousands)

Assumed earned premiums from
 American Safety RRG....................       $5,761                   $10,964
Ceded earned premiums to American
 Safety RRG        .....................        4,469                     7,005
                                                -----                 ---------
Net premiums earned ....................        1,292                     3,959
Management fees.........................        1,424                     1,496
Brokerage commission income.............        2,515                     1,490

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

                The Company derived approximately 14.5% ($5.2 million) of its revenues in 2000 and 6.8% ($6.9 million) of its revenue in 2001 from American Safety RRG for administrative and management fees, managing agent commissions, loss control fees, reinsurance intermediary fees and reinsurance premiums.

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

                 Bermuda Regulation

                American Safety, as a licensed Bermuda insurance company, and its Bermuda reinsurance subsidiary, American Safety Re, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the "Bermuda Act"), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the "Supervisor").

                The Bermuda Act requires, among other things, Bermuda insurance companies to meet and maintain certain standards of solvency, to file periodic reports in accordance with the Bermuda Statutory Accounting Rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency capital requirements of the Bermuda Act. Furthermore, the Supervisor is granted powers to supervise, investigate and intervene in the affairs of insurance companies.

                Neither American Safety nor American Safety Re is registered or licensed as an insurance company in any state or jurisdiction in the United States.

                 U.S. Regulation

                American Safety, as a specialty insurance holding company, does not itself do business in the United States. The Company, through its U.S. subsidiaries, does business in the United States. The Company's two U.S. insurance subsidiary's operations are subject to state regulation where each is domiciled and where each writes insurance.

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

                American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which direct premiums are written for its general liability and workers' compensation lines of business. Under such regulations, a licensed carrier may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds of insurance carriers which become unable to pay claims due to an insurer's insolvency. Assessments made against insurers participating in such funds are based on direct premiums written by participating insurers, as a percentage of total direct written premiums of all participating insurers.

                American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma was acquired by the Company in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 36 states and the District of Columbia. The insurer is subject to regulation examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. No other state has examined American Safety Indemnity since it was acquired by the Company. The insurance laws of Oklahoma place restrictions on a change of control of American Safety as a percentage of its ownership of American Safety Indemnity. Under Oklahoma law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Oklahoma Insurance Department.

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

Competition

                The casualty insurance and reinsurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer or reinsurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. The Company faces competition from a number of insurers who have greater financial and marketing resources and greater name recognition than the Company. Although the Company's business strategy is to develop insurance programs for the environmental remediation industry, the contracting industry, as well as other specialty industries and risks by targeting niche markets where its expertise is required and where competition is limited, the Company nevertheless encounters competition from other insurance companies engaged in insuring risks in broader lines of business which encompass the Company's niche markets and specialty programs, and such competition is expected to increase as the Company expands its operations.

Employees

                At December 31, 2001, the Company employed 130 persons, none of whom was represented by a labor union. ASI Services employs all but one of the Company's employees and manages the Company's U.S. business operations. The Company employs a senior financial officer in Bermuda.

Certain Risk Factors

        The Company's insurance operations are subject to the following risk factors in addition to the information (including disclosures relating to forward-looking statements) set forth elsewhere in this Report:

         Industry Cyclicality; Potential Fluctuations in Financial Results

        The financial results of casualty insurance companies historically have been subject to significant fluctuations and may vary significantly in the future. Results of operations may fluctuate due to a variety of factors, including competitive conditions in the industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, collectibility of reinsurance receivables, market acceptance of new coverages or enhancements, changes in operating expenses, fluctuations in interest rates and other changes in investment markets which affect market prices of investments and income from such investments, and changes in levels of general business activity and economic conditions. The Company has experienced increased competitive pricing pressures in its lines of business in recent years. In addition, insureds are eligible for renewal of their policies on different anniversary dates, subject to underwriting and loss control criteria applied by the Company. If a large number of insureds were to decline to renew their policies or if their policies were not renewed in a given calendar quarter, the Company’s results of operations could be materially adversely affected in the renewal quarter and subsequent quarters.

        Significant Industry Concentration; Specialty Industry Risks

         Due to the Company's focus on insuring specialty risks, such as the environmental remediation industry and the contracting industry, its operations could be more exposed than its more diversified competitors to the effects of changes in economic conditions, regulations and legal precedents affecting such specialty industries.These changes may include economic downturns that may adversely impact the building and real estate development industry, and the degree of enactment and enforcement of federal and state environmental regulations that encourage or require environmental remediation efforts.

        Dependence and Availability of Reinsurance

         The availability, amount and cost of reinsurance are subject to prevailing market conditions that are beyond the control of the Company and that affect the Company's business, financial condition and results of operations. The Company's business depends significantly upon the Company's ability to limit its risk exposure by ceding (i.e., transferring to others) significant amounts of the potential liability arising from risks insured or reinsured by the Company. Although the Company since 1990 has been able to obtain appropriate and affordable reinsurance and anticipates that it will continue to be able to obtain such reinsurance, there can be no assurance that such reinsurance will be available. If the Company were unable to maintain or replace its reinsurance treaties upon their expiration, either its exposures would increase or, if it were unwilling to bear such increase in exposures, the Company would be required to reduce the level of its underwriting commitments. Furthermore, the Company is subject to credit risk with respect to its reinsurers, as the ceding of risk to its reinsurers does not relieve the Company of its primary liability to its insureds. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer's inability to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company's business, financial condition and results of operations.

        Possible Inadequacy of Loss Reserves

        The establishment of appropriate loss reserves is an inherently uncertain process, particularly in the environmental remediation industry where claims that have occurred may not be reported to an insurance company until future periods of time, and there can be no assurance that ultimate losses will not materially exceed the Company’s loss reserves. Insurance companies are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves are estimates at a given time involving actuarial and statistical projections of what the Company expects to be the cost of the ultimate settlement and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. The Company engages an internationally recognized actuarial consulting firm to provide reserve studies and rate studies. To the extent that loss reserves prove to be inadequate in the future, the Company would have to increase its reserves and incur charges to earnings in the periods such reserves are increased, which would cause fluctuations in operating results and could have a material adverse effect on the Company’s business, financial condition and results of operations.

        Reliance on Independent Insurance Agencies and Brokers

        The failure or inability of independent insurance agencies and brokers to market the Company’s insurance programs successfully could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company markets its insurance programs primarily through approximately 190 independent insurance agencies and insurance brokerage firms. Agencies and brokers are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, the Company’s business depends in part on the marketing efforts of these agencies and brokers and on the Company’s ability to offer insurance programs and services that meet the requirements of the clients and customers of these agencies and brokers.

        Risks Associated with Growth Strategy

        The Company’s growth strategy includes potential strategic acquisitions, as well as continued internal growth, particularly of its specialty insurance program business, and development of new insurance programs. If the Company is unable to implement its growth strategy effectively, the Company’s business, financial condition and results of operations could be materially adversely affected. Although the Company is not engaged in negotiations with respect to any acquisition, any future acquisition would be accompanied by risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty in assimilating the operations and personnel of an acquired company; potential disruption of the Company’s ongoing business; inability to successfully integrate acquired systems and insurance programs into the Company’s operations; maintenance of uniform standards, controls and procedures; and possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management. In addition, there can be no assurance that the Company will be able to successfully implement its strategy for continued internal growth. There can be no assurance that the Company would be successful in overcoming the risks or any other problems customarily encountered in connection with an acquisition, or achieving internal growth or development of new insurance programs.

        Importance of Industry Ratings

        Increased public and regulatory scrutiny of the financial stability of insurance companies have resulted in greater emphasis by policyholders upon insurance company ratings, with a resultant potential competitive advantage for insurance companies with higher ratings. A.M. Best, an independent nationally recognized insurance industry rating service and publisher, reaffirmed a rating of “A (Excellent)” on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty, its U.S. property and casualty excess and surplus line insurance subsidiary, American Safety Indemnity, and its non-subsidiary risk retention group affiliate, American Safety RRG. No assurance can be given that the group will maintain this rating, and any downgrade of such rating could adversely affect the Company’s business, financial condition and results of operations. A.M. Best’s ratings represent an independent opinion of an insurer’s ability to meet its obligations to policyholders which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation.

        Regulation

        Insurance Regulation. The Company’s primary insurance and reinsurance subsidiaries, as well as its non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. Such regulation may limit the ability or the speed of the Company to respond to market opportunities and may require the Company to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or insurance holding companies. Such regulation relates to authorized lines of business, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and nonfinancial components of an insurance company’s business. Any changes in insurance laws and regulations could materially adversely affect the Company’s business, financial conditions and results of operations. The Company is unable to predict what additional laws and regulations, if any, affecting its business may be promulgated in the future or how they might be interpreted.

         Environmental Regulation. Environmental remediation activities and other environmental risks are highly regulated by both federal and state governments. Environmental regulation is evolving and changes in the regulatory patterns at federal and state levels may have a significant effect upon potential claims against the Company. Such changes may also affect the demand for the types of insurance offered by and through the Company and the availability or cost of reinsurance. The Company is unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future or how they might be interpreted.

        Potential Risk of United States Taxation of Bermuda Operations

        Bermuda’s tax laws are more favorable to American Safety, a Bermuda company, and its Bermuda reinsurance subsidiary, American Safety Re, than the United States’ tax laws because these Bermuda companies are not obligated to pay any taxes in Bermuda based upon income or capital gains. If the Company’s Bermuda-based operations were determined to be subject to United States taxation, the Company’s results of operations could be materially adversely affected. The United States Internal Revenue Code of 1986, as amended (the “Code”), does not contain a definitive identification of activities that constitute being engaged in a United States trade or business, and there can be no assurance that the Internal Revenue Service (the “Service”) will not contend that the Company’s Bermuda-based operations are engaged in a United States trade or business and therefore are subject to United States income taxation. The Company, exclusive of its U.S. subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxation. The Company’s U.S. subsidiaries are subject to United States taxation.

Item 2. Properties

                The Company's Bermuda offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal offices of the Company's U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3. Legal Proceedings

                The Company, through its subsidiaries, is routinely a party to pending or threatened litigation in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company's subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company's financial condition.

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

                 When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit on April 21, 2000 in the United States District Court for the Northern District of Georgia to rescind the acquisitions based upon the sellers' breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The lawsuit is in the final stages of pre-trial discovery.

                 During the fourth quarter of 2001, one of the Company's former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and has requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties. As of December 31, 2001, unreimbursed paid claims under the treaties totaled $6.5 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $25.8 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer's request has no merit and was made in bad faith. If this dispute cannot be resolved, the Company will institute legal and arbitration proceedings against the reinsurer. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations.

Item 4. Submission of Matters to a Vote of Security Holders

                No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Management of the Company

                The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

Name                        Age        Position
----                        ---        --------

Lloyd A. Fox                 56        President, Chief Executive Officer and Director

Stephen R. Crim..............38        President and Director

Joseph D. Scollo, Jr.........38        Senior Vice President - Operations

Fred J. Pinckney.............54        General Counsel and Secretary

Steven B. Mathis.............34        Chief Financial Officer

J. Jeffrey Hood..............38        Senior Vice President-Technical Services

Gary J. Campbell.............35        Vice President-Finance

                 Lloyd A. Fox has been a director of the Company since 1996 and is President and Chief Executive Officer of the Company. From 1990 through 2001, Mr. Fox headed the management of the Company's U.S. subsidiaries. He assisted as general legal counsel in the formation of American Safety in 1986. Previously, Mr. Fox was an attorney for 16 years in Atlanta, Georgia, where his practice centered on insurance, the environmental and construction industries, as well as corporate and taxation matters. He received a juris doctor degree from the University of Michigan Law School in 1974 and a bachelor of science degree in pharmacy from Brooklyn College of Pharmacy in 1968. Mr. Fox's employment agreement ends December 31, 2002.

                 Stephen R. Crim is Executive Vice President of the Company and, effective January 1, 2002, he heads the management the Company's U.S. subsidiaries. Mr. Crim has been responsible for all underwriting functions since joining the Company in 1990.Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 15 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986. Mr. Crim will become President of the Company effective January 1, 2003.

                 Joseph D. Scollo, Jr. is Senior Vice President - Operations of the Company since November 1998. Previously, Mr. Scollo served as senior vice president -operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 13 years experience in the insurance industry. Mr. Scollo received a bachelor of science degree in business from Western New England College in 1985 and is a certified public accountant. Mr. Scollo will become Executive Vice President of the Company effective January 1, 2003.

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

                 Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously he was the Company's controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 12 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

                J. Jeffrey Hood is Senior Vice President-Technical Services of ASI Services and is responsible for loss control, claims and regulatory matters. Prior to joining the Company in 1990, Mr. Hood served as a consultant for a national technical engineering firm for four years. Mr. Hood received a bachelor of science degree in petroleum engineering from Mississippi State University in 1985. Mr. Hood has 15 years of experience relating torsk management in the environmental remediation industry.

                 Gary J. Campbell became Vice President-Finance of the Company in 2001. Previously, Mr. Campbell was a Senior Account Executive for Mutual Risk Management Ltd. for four years in Bermuda. From 1991 to 1997, Mr. Campbell was an audit senior in the Chartered Accounting firm of Withy Addison in Mississauga, Canada. Previously, he worked for two years in audit with Ernst & Young in Mississauga, Canada. Mr. Campbell obtained his Chartered Accounting designation in 1996 and passed the CPA United States Reciprocity Exam in 2002. Mr. Campbell received a bachelor's degree in business from the University of Western Ontario in Canada in 1989.

[The Remainder of this Page Intentionally Left Blank]

PART II

Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters

                The Company's common shares commenced trading on the National Association of Security Dealers, Inc.'s National Market on February 13, 1998 as a result of the Company's completion of its initial public offering. On February 5, 1999, the Company's common shares were listed and traded on the New York Stock Exchange, Inc. under the symbol "ASI" and the Company's prior listing on the National Association of Security Dealers, Inc.'s National Market ceased. As of March 22, 2002, there were approximately 2,200 holders of the Company's common shares.

                The following table sets forth the high and low prices per share of the Company's common shares for the periods indicated.

 First Quarter                                  $  7.38       $ 5.50
 Second Quarter                                    5.94         3.75
 Third Quarter                                     4.63         3.75
 Fourth Quarter                                    6.94         3.25

      Fiscal Year Ended December 31, 2001        High           Low
      -----------------------------------        ----           ---

  First Quarter                                 $  9.10       $ 5.75
  Second Quarter                                  10.25         7.95
  Third Quarter                                   10.35         8.80
  Fourth Quarter                                   9.65         8.80

                The Company issued a cash dividend of $0.12 per common share on March 1, 2002 to shareholders of record on February 11, 2002. Future cash dividends will be reviewed by the Board of Directors on a quarter by quarter basis. As an insurance holding company, the Company's ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to generate earnings from which to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company's current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

Item 6. Selected Financial Data

                The following table sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet data and income statement have been derived from the audited financial statements of the Company. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes thereto included elsewhere in this Report.

                                              1997           1998         1999        2000       2001
                                              ----           ----         ----        ----       ----
                                                           (In thousands, except per share and ratio data)
Income Statement Data:

Revenues:
Direct and assumed premiums earned        $ 10,590        $ 13,114       $ 18,140    $54,079    $146,765
   Ceded premiums earned                    (2,243)         (3,994)        (6,015)   (27,274)    (81,978)
                                          ---------       ---------        -------   --------  ----------
   Net premiums earned                       8,347           9,120         12,125     26,805      64,787
   Net investment income                     1,647           2,847          2,878      2,605       3,650
   Interest on notes receivable                798           2,409          2,614      1,531         767
   Brokerage commission income               2,589           1,183          1,389      3,291       2,410
   Management fees from affiliate              601           1,344          1,386      1,425       1,496
   Net realized gains (losses)                  84             443            174       (518)        652
   Real estate income                            -               -              -          -      27,561
   Other income                                 14              24            921        939       1,026
                                        ----------     -----------       --------   --------   ---------
      Total revenues                        14,080          17,370         21,487     36,078     102,349
                                           -------        --------         ------     ------     -------

Expenses:
   Losses and loss adjustment
      expenses incurred                      4,093           5,177          6,896     18,506      43,986
   Acquisition expenses                      2,336           1,192            894      3,792      12,248
   Real estate expenses                          -               -              -          -      25,126
   Other expenses                            4,084           5,246          7,694     12,758      15,074
   Expenses due to rescission                    -               -              -      3,542         600
                                            -------        --------        -------    -------     ------

   Total expenses                           10,513          11,615         15,484     38,598      97,034
                                            ------          ------         ------     ------      ------
        Earnings (loss) before
          income taxes                       3,567           5,755          6,003     (2,520)      5,315
Income Taxes                                   356            (199)            83     (1,157)      1,161
                                           -------       ----------    ----------   ---------   --------
Net earnings (loss)                        $ 3,211         $ 5,954        $ 5,920    $(1,363)    $ 4,154
                                           =======         =======        =======    ========    =======
Net diluted earnings (loss)
  per share                                $  1.08        $   1.04       $   0.98     $(0.25)      $0.84
Common shares and common share
  equivalents used in computing
  net diluted earnings per share             2,964           5,738          6,032      5,497       4,935

GAAP Ratios:
Loss and loss adjustment expense
  ratio                                       49.0%         56.8%           56.9%      69.0%        67.9%
Expense Ratio                                 32.8          23.9            16.7       18.6         24.9
Combined ratio                                81.8%         80.7%           73.6%      87.6%        92.8%
Net premiums written to Equity                 0.4x          0.2x            0.3x       0.7x         1.3x

Statutory Ratios:
Loss and loss adjustment expense
  ratio                                       49.0%         56.8%           56.9%      69.1%        67.9%
Expense ratio                                 30.5          22.6            14.0       11.8         23.6
Combined ratio                                79.5%         79.4%           70.9%      80.9%        91.5%

Balance Sheet Data (at end of period)
Total investments                          $ 29,341       $ 51,048        $59,648    $  91,247    $  83,578
Total assets                                 47,668         86,147        104,017      207,298      297,261
Unpaid losses and loss
  adjustment expenses                        11,572         14,700         20,413       50,509      121,423
Total liabilities                            25,827         26,878         42,978      149,495      237,281
Total shareholders' equity                   21,841         59,269         61,039       57,803       59,980

[The Remainder of this Page Intentionally Left Blank]

Item 7.       Management's Discussion and Analysis of Results of Operations and Financial Condition

         The information in the following discussion is presented on the basis of accounting principles generally accepted in the United States of America ("GAAP") and should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded:

Results of Operations

        The following table sets forth the Company’s consolidated revenues:

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                                                                  1999 to          2000 to

                                                                1999               2000            2001             2000             2001
                                                                ----               ----            ----             ----             ----
                                                                           (In thousands)

Net Premiums earned:

    Reinsurance:

         Workers' Compensation                              $ 7,384            $11,151          $12,657           51.0%            13.5%
         General Liability                                    3,149              5,479            9,707           74.0             77.2
         Auto Liability                                          30                   -                -                 -               -
                                                          ---------          ----------       ----------           -------          ------
              Total reinsurance                              10,563             16,630           22,364           57.4             34.5
                                                             ------             ------           ------           ----             ----

    Primary Insurance:

         Commercial Lines                                        39              2,638            4,197        6,664.1             59.1

         Workers' Compensation                                    -                249            6,376            -            2,460.6

         Surety                                               1,302              4,539            5,916            248.6           30.3
         General Liability                                        -                845           18,423            -            2,080.2
         Program Business                                       221              1,904            7,511          761.5            294.5
                                                            -------           --------          -------          -----            -----
                  Total primary insurance                     1,562             10,175           42,423          551.4            316.9
                                                            -------             ------           ------        -------            -----
                  Total net premiums earned                  12,125             26,805           64,787          121.1            141.7
                                                             ------             ------           ------        -------            -----

                                                              2,878
Net Investment Income                                                            2,605            3,650         (9.5)              40.1
Interest on notes receivable                                  2,614              1,531              767        (41.4)           (49.9)
Commission and fee income:

     Brokerage commission income                              1,389              3,291            2,411          136.9          (26.7)
     Management fees from affiliates                          1,386              1,425            1,496            2.8              5.0
                                                             ------              -----          -------        -------              ---

         Total commission and fee income                      2,775              4,716            3,907           69.9            (17.2)
                                                             ------              -----          -------         ------            ------

Net realized gains (losses)                                     174               (518)             652         (397.7)           225.9
Real estate income                                                -                  -           27,561            -                -
Other income                                                    921                939            1,026            2.0              9.3
                                                         --------------       --------          -------       --------         --------
                  Total Revenues                            $21,487            $36,078         $102,350           67.9%           183.7%
                                                            -------            -------         --------        --------         --------

         The following table sets forth the components of the Company's statutory combined ratio for the period indicated:

                                                       1999       2000          2001
                                                       ----       ----          ----
Insurance Operations

    Loss & Loss Adjustment Expense  Ratio             56.9%      69.1%         67.9%
           Expense Ratio                              14.0       11.8          23.6
                                                      -----      -------       ----
                     Combined Ratio                   70.9%      80.9%         91.5%
                                                      =====      =====         =====

Year Ended December 31, 2001 to Year ended December 31, 2000

        Net Premiums Earned. Net premiums earned increased 141.7% from $26.8 million in 2000 to $64.8 million in 2001. The principal factors accounting for the increase were an increase of general liability reinsurance premiums by 77.2% or $4.2 million, an increase in workers’ compensation primary premiums by $6.1 million, an increase in general liability primary premiums by $17.6 million, an increase in commercial lines premiums by $2.6 million, and an increase in program business premiums by 294.5% or $5.6 million.

        Net Investment Income. Net investment income increased 40.1% from $2.6 million in 2000 to $3.7 million in 2001 as a result of higher levels of invested assets generated from increased cash flows from operations. The average annual pre-tax yield on investments was 4.8% in 2000 and 5.0% in 2001. The average annual after-tax yield on investments was 4.0% in 2000 and 3.7% in 2001.

        Interest from Notes Receivable. Interest from notes receivable decreased 49.9% from $1.5 million in 2000 to $800,000 in 2001. One reason for the decrease relates to repayment of various loans. Average notes receivable have decreased to $8.5 million from $10.9 million. The average annual pretax yield on notes receivable was 14.1% and 9.0% in 2000 and 2001, respectively. The Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. However, the appraised value of the collateral securing these loans is in excess of the balances owed.

        Brokerage Commission Income. Income from insurance brokerage operations decreased 26.7% from $3.3 million in 2000 to $2.4 million in 2001 due to reduced levels of insurance premiums being produced through the Company's risk retention group affiliate, and increased levels of insurance premiums being produced by the Company's excess and surplus lines carrier insurance company (which are not recognized as brokerage commission income).

        Management Fees. Management fees received from the Company’s risk retention group affiliate increased 5.0% from $1.43 million in 2000 to $1.5 million in 2001 and is consistent with the prior year.

        Net Realized Gains. Net realized gains (losses) from the sale of investments increased from a loss of $518,000 in 2000 to a gain of $652,000 in 2001. These gains were primarily realized from the sale of bonds in the Company’s investment portfolio.

        Real Estate Income. Real estate sales at the Harbour Village project were $27.6 million in 2001. These sales were realized from the closing of 102 condominium units and 59 boat slips for the year ended December 31, 2001. See Exhibit 99 included in this Report for further information regarding Harbour Village.

        Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 137.7% from $18.5 million in 2000 to $44.0 million in 2001 due to an increase in net earned premiums and increases in surety and commercial lines reserves.

        Acquisition Expenses. Acquisition expenses increased from $3.8 million to $12.2 million as a result of increased earned premiums. Premium tax expense also increased to $3.7 million from $948,000 due to higher volumes of direct premiums earned.

         Payroll and other expenses increased 23.4% from $12.2 million in 2000 to $15.1 million in 2001 due to increases in payroll and litigation costs, write-off of certain workers' compensation receivables, and costs associated with the Company's financial service subsidiary.

        Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $542,000 in 2000 to $25.1 million in 2001. Of the costs recognized in 2001, $20.7 million were previously capitalized variable costs related to the sale of the condominium units and boat slips, and the remaining $721,000 of expenses were fixed costs of the project, including advertising and other administrative costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

        Expense Due to Rescission. Expense for rescission was $600,000 for 2001, as compared to $3.5 million in 2000, which is associated with the rescission of the previously acquired Michigan agency and two related insurance companies.

        Income Taxes. Federal and state income taxes increased from a benefit of $1.2 million in 2000 to an expense of $1.2 million in 2001 as a result of increased levels of income in the Company's U.S. insurance and real estate subsidiaries.

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

        Payroll and Other Expenses. Payroll and other expenses increased 66.2% from $7.7 million in 1999 to $12.8 million in 2000. The principal factors accounting for the result were payroll and related expenses increased $2.5 million in part due to increased staffing of the Company’s newer business units; operating expenses associated with the Company’s financial services subsidiary increased to $430,000 for the year due to additional staff and related expenses; noncapitalized expenses associated with the Company’s Harbour Village real estate development were $542,000; and expenses for licenses and fees increased $525,000 as the Company expanded its capability to direct write more lines of insurance business.

        Expense Due to Rescission. Expense for rescission was $3.5 million for 2000 as a result of the rescission of the previously acquired Michigan agency and two related insurance companies.

         Income Taxes. Federal and state income taxes decreased from an expense of $82,722 in 1999 to a benefit of $1.2 million in 2000 due to decreased taxable income in the Company's U.S. subsidiaries and as a result of the acquisition rescission charge.

Liquidity and Capital Resources

         The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers' compensation and excess and surplus lines. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, income from real estate development sales commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. Notwithstanding the Company's dispute with one of its former reinsurers, Berkley Insurance Company, as disclosed elsewhere in this Report, management believes that the Company's current cash flows are sufficient for the short-term needs of its insurance business and the Company's invested assets are sufficient for the long-term needs of its insurance business. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity.

        On a consolidated basis, net cash provided from operations was $5.5 million for 1999, $24.4 million for 2000 and $28.1 million for 2001. The positive cash flows for said periods were primarily attributable to net premiums written, income from real estate development sales and net earnings. Because workers’ compensation and general liability claims may be reported over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claim payments are made.

        Total assets increased from $104.4 million at December 31, 1999 to $207.3 at December 31, 2000, and to $297.3 million at December 31, 2001, primarily due to increases in fixed maturities, short-term investments, reinsurance recoverables and real estate investments. Cash, invested assets and notes receivable increased from $73 million at December 31, 1999 to $104.2 million at December 31, 2000, and to $139.6 million at December 31, 2001, as a result of increases in net premiums written and investment income and real estate. At December 31, 2001, the Company has repurchased 1,589,239 shares of its common stock at a total cost of $9.5 million since January 1999.

        American Safety is an insurance holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. American Safety’s ability to pay dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.

        Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club (“Harbour Village”), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. As of February 28, 2002, the Company’s marketing efforts had generated approximately $118 million of pre-sales of condominium units and boat slips.

         Management anticipates that Harbour Village will be developed in three Phases through 2004-2005, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company initially closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project, which loan facility was increased in July 2001. Through December 31, 2001, the Company had outstanding borrowings of approximately $15.3 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

        Management believes that the bank loan facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Phase I of the Harbour Village project during the first 24 months of development. There can be no assurance, however, that the amounts available from the Company’s sources of liquidity, exclusive of the bank loan facility for the project, will be sufficient or available to meet the Company’s future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

Critical Accounting Policies

        The accounting policies described below are those the Company considers critical in preparing its financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its financial statements is included in Note (1) of Notes to the Consolidated Financial Statements.

        Reinsurance. One of the Company’s former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As of December 31, 2001, unreimbursed paid claims totaled $6.5 million and additional ceded case and incurred but not reported reserves totals approximately $25.8 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material.

        Unpaid Losses & Loss Adjustment Expenses. The Company is required to estimate its liability for loss and loss adjustment expenses. The estimated liability for unpaid losses and loss adjustment expenses recorded on the Company’s balance sheet at the end of any given period should be adequate to cover all future payments required to be made on account of insured events that occurred on or before the balance sheet date. However, because the future cannot be predicted with certainty, the actual future payments are usually different from the previously recorded estimates, and sometimes the differences may be material. These differences are included in the Company’s results of operations in the future periods in which they become known.

        Deferred Income Taxes. The Company is required to establish a valuation allowance for the portion of any deferred tax asset, which amounted to $7.4 million at December 31, 2001, that management believes will not be realized. The Company believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets in future periods. Accordingly, no valuation allowance has been established.

        Construction Accounting. The Company recognizes revenue on Harbour Village, its real estate development project, when title to each condominium unit and boat slip transfers to the purchaser. When title transfers, the Company uses a percentage of completion method based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The estimated future common costs of amenities at December 31, 2001 were $4.5 million, of which $665,000 related to condominium units that were closed in 2001. The percentage of completion method is based upon future estimated costs, and actual costs may vary greatly from these estimated costs requiring an adjustment to be recorded in future periods.

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

Reserves

        Certain of the Company’s insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, rate studies, and opinions. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that the ultimate payments will not materially exceed the Company’s reserves.

Forward Looking Statements

This Report contains certain forward-looking statements within the meaning of United States’ securities laws which are intended to be covered by the safe harbors created thereby. The use of such statements include estimations of future insurance claims and losses and estimated profits from Harbour Village as reflected in the Company’s consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village property, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions.

Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company expressly disclaims any obligation to update any forward-looking statements except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s Consolidated Balance Sheets includes assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no direct commodity or foreign exchange risk as of December 31, 2001. The estimated fair value of the Company’s investment portfolio at December 31, 2001 was $121 million, 69% of which was invested in fixed maturities and short-term investments, and 31% of which was invested in real estate.

      Interest Rate Risk

        The Company’s fixed maturity investments and borrowings are subject to interest rate risk. Increases and decreases in interest rates typically result in decreases and increases in the fair value of these financial instruments.

        Approximately three quarters of the Company’s investable assets come from premiums paid by policyholders. These funds are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, the fair value of the fixed maturity portfolio rises. The changes in the fair market value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

        The Company works to manage the impact of interest rate fluctuations on its fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated duration of the Company’s liabilities. The Company has investment policies which limit the maximum duration and maturity of the fixed maturity portfolio.

        The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2001. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

Hypothetical
                                                                                             Estimated Fair
                                                                                               Value after            Increase (Decrease)
            Fixed Maturity                Estimated Fair          Estimated Change            Hypothetical             in Shareholders's
                                             Value at             in Interest Rate         Change in Interest                Equity
             Investments                   December 31,                                           Rate
                                               2001              (bp=basis points)
-------------------------------------- ---------------------  ------------------------  ------------------------- ----------------------------
Total Fixed Maturity                   $61,836                200bp decrease                  $ 69,105                        12.0%

Investments (including                                        100bp decrease                    65,285                         5.7

short-term investments)                                       100bp increase                    58,787                        -5.0

                                                              200bp increase                    56,001                        -9.6

-------------------------------------- ---------------------  ------------------------  ------------------------- ----------------------------

Item 8. Financial Statements and Supplementary Data

        The Company’s consolidated financial statements required under this Item 8 are included as part of Item 14 of this Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure

      None.

PART III

Item 10.      Directors and Executive Officers of the Registrant

       The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Part I, Item 4 of this Report.

Item 11.       Executive Compensation

      The information required by this Item 11 regarding executive compensation will be set forth in the Company's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

       The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.       Certain Relationships and Related Transactions

       The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company's 2002 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

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

                               -          Independent Auditors' Report

                               -          Consolidated Balance Sheets at December 31, 2000 and 2001

                               -          Consolidated Statements of Earnings for the Years Ended
                                          December 31, 1999, 2000 and 2001

                               -          Consolidated Statements of Shareholders' Equity for the Years
                                          Ended December 31, 1999, 2000 and 2001

                               -          Consolidated Statements of Cash Flow for the Years Ended
                                          December 31, 1999, 2000 and 2001

                               -          Consolidated Statements of Comprehensive Earnings for the
                                          Years Ended December 31, 1999, 2000 and 2001

                               -          Notes to Consolidated Financial Statements

                     2.                   Financial Statement Schedules

                                          The following is a list of financial statement schedules filed as part of this Report:

                                          Schedule Number                                                                   Page

                               -          Schedule II         -  Condensed Financial Statements                             97

                                                                  (Parent only)

                               -          Schedule III        -  Supplemental Information                                   101

                               -          Schedule IV         -  Reinsurance                                                102

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

                    10.6            Employment Agreement between the Company and Stephen R. Crim

                    21              Subsidiaries of the Company

                    99              Harbour Village Development Status

*Incorporated by reference to the Exhibits to Registrant's Amendment No. 1 to Registration Statement filed January 27, 1998 on Form S-1 (Registration No. 333-42749)
**Incorporated by reference to the Exhibits to Registrant's Registration Statement filed December 19, 1997 on Form S-1 (Registration No. 333- 42749)

      (b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                 AMERICAN SAFETY INSURANCE GROUP, LTD.

                                 By:  ___________________________________
                                      Lloyd A.  Fox
                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 29, 2002.

      Signature                        Title

_________________________               President and Director
Lloyd A.  Fox                           (Principal Executive Officer)
_________________________               Chief Financial Officer
Steven B.  Mathis                       (Principal Financial Officer and
                                        Principal Accounting Officer)
_________________________               Chairman of the Board of Directors
Frederick C.  Treadway
_________________________               Director
David V.  Brueggan
_________________________               Director
Cody W.  Birdwell
_________________________               Director
William O.  Mauldin, Jr.
_________________________               Director
Thomas W.  Mueller
_________________________               Director
Jerome D. Weaver

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2000 and 2001
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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Group, Ltd. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                                                    KPMG

Hamilton, Bermuda
March 20, 2002

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 2001

                                                                                2000                 2001
                                                                                ----                 ----
                                 Assets
                                 ------
   Investments:
      Securities available for sale, at fair value:
        Fixed maturities                                                     $45,985,656          $61,836,101
        Common stock                                                             162,322                    -
      Investment in real estate                                               23,946,305           37,662,600
      Short-term investments                                                  15,312,377           21,742,272
                                                                              ----------           ----------

                                                                              85,406,660          121,240,973
   Total investments

   Cash                                                                        3,784,102            1,302,842
   Restricted cash                                                             6,117,682            9,010,489
   Accrued investment income                                                   1,543,675            2,424,551
   Notes receivable - other                                                    8,878,018            8,081,899
   Premiums receivable                                                        33,344,382           25,783,225
   Ceded unearned premium                                                     22,190,095           19,161,319
   Reinsurance recoverable                                                    27,929,794           87,173,021
   Funds on deposit                                                              298,000              312,717
   Due from affiliate                                                            985,320            1,108,520
   Income tax recoverable                                                        160,333            1,614,940
   Deferred income taxes                                                       7,383,191            7,415,033
   Deferred acquisition costs                                                  3,039,144            5,781,810
   Property, plant and equipment                                                 935,743            2,046,332
   Prepaid items                                                               1,755,191            1,480,078
   Goodwill                                                                    1,553,863            1,466,629
   Other assets                                                                1,992,923            1,857,239
                                                                             -----------           ----------

                                                                            $207,298,116      $297,261,617
                                                                             ===========       ===========
   Total assets

                  Liabilities and Shareholders' Equity
                  ----------------------------

   Liabilities:
      Unpaid losses and loss adjustment expenses                              50,508,627          121,423,039
      Unearned premiums                                                       41,953,354           53,205,500
      Reinsurance on paid losses and loss adjustment expenses                    928,865            2,081,845
      Ceded premiums payable                                                  24,311,656           14,224,460
      Due to affiliate:
        Ceded premiums payable                                                   567,786                    -
        Reinsurance on paid losses and loss adjustment                           229,790                    -
expenses
      Escrow deposits                                                          6,200,182           11,718,824
      Accounts payable and accrued expenses                                    6,384,429           13,459,422
      Funds held                                                               4,861,472            1,433,648
      Loan payable                                                            11,435,221           16,403,135
      Collateral held                                                          1,544,839              821,302
      Deferred Revenue                                                                 -            2,185,104
      Unearned loan fees                                                         568,750              325,000
                                                                             -----------          -----------
                                                                             149,494,971          237,281,279
                                                                             -----------          -----------
   Total liabilities

   Shareholders' equity:
      Preferred stock, $0.01 par value; authorized 5,000,000
        shares; no shares issued and outstanding                                       -                    -
      Common stock, $0.01 par value; authorized 15,000,000
        shares; issued and outstanding at December 31, 2000,
        6,281,386 shares, and at December 31, 2001, 6,287,266
        shares                                                                    62,814               62,873
      Additional paid-in capital                                              35,148,577           35,206,614
      Retained earnings                                                       29,262,582           33,416,851
      Accumulated other comprehensive income, net                                428,085              834,974
      Treasury stock, 1,267,200 shares at December 31, 2000,
        and 1,589,239 shares at December 31, 2001                             (7,098,913)          (9,540,974)
                                                                              -----------          -----------
                                                                              57,803,145           59,980,338
                                                                              ----------           ----------
   Total shareholders' equity

                                                                            $207,298,116         $297,261,617
                                                                            ============         ============
   Total liabilities and shareholders' equity

         See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 1999, 2000, and 2001

                                                                              1999                  2000                  2001
                                                                              ----                  ----                  ----
   Revenues:
      Direct premiums earned                                             $ 6,625,018            $35,602,221           $119,120,688
      Assumed premiums earned:
        Affiliate                                                          3,449,178              5,760,586             10,964,521
        Nonaffiliates                                                      8,065,737             12,715,642             16,679,635
                                                                         -----------          -------------            -----------
           Total assumed premiums earned                                  11,514,915             18,476,228             27,644,156
                                                                          ----------            -----------            -----------

      Ceded premiums earned:
        Affiliate                                                          3,972,686              4,468,674              7,005,328
        Nonaffiliates                                                      2,042,216             22,805,125             74,972,700
                                                                           ---------           ------------            -----------
           Total ceded premiums earned                                     6,014,902             27,273,799             81,978,028
                                                                           ---------           ------------            -----------

           Net premiums earned                                            12,125,031             26,804,650             64,786,816
                                                                          ----------           ------------            -----------

      Net investment income                                                2,877,771              2,605,218              3,649,985
      Interest on notes receivable                                         2,614,572              1,531,183                766,937
      Brokerage commission income                                          1,389,242              3,291,605              2,410,810
      Management fees from affiliate                                       1,386,108              1,424,986              1,496,068
      Net realized gains (losses)                                            173,605               (517,857)               652,230
      Real estate income                                                         -                      -             27,561,004
      Other income                                                           920,926                938,570              1,026,067
                                                                        ------------           ------------           ------------
           Total revenues                                                 21,487,255             36,078,355            102,349,917
                                                                          ----------             ----------            -----------

   Expenses:
      Losses and loss adjustment expenses incurred                         6,896,423             18,506,290             43,986,019
      Acquisition expenses                                                   893,737              3,792,040             12,248,342
      Payroll and related expenses                                         5,032,382              7,561,311              8,238,355
      Real estate expenses                                                                          542,444             25,125,848
      Other expenses                                                       2,661,723              4,654,307              6,835,780
      Expenses due to recission                                                     -             3,541,848                600,000
                                                                   ------------------           -----------            -----------
           Total expenses                                                 15,484,265             38,598,240             97,034,344
                                                                          ----------             ----------             ----------

           Earnings (loss) before income taxes                             6,002,990             (2,519,885)             5,315,573

   Income taxes (benefit)                                                     82,722             (1,156,728)             1,161,304
                                                                         -----------             -----------             ---------

           Net earnings (loss)                                           $ 5,920,268           $ (1,363,157)         $   4,154,269
                                                                           =========             ===========             =========

   Net earnings (loss) per share:
      Basic                                                                   $0.99                 $(0.25)                 $0.87
                                                                              -----                 -------                 -----
      Diluted                                                                 $0.98                 $(0.25)                 $0.84
                                                                              -----                 -------                 -----

   Average number of shares outstanding:
      Basic                                                                6,006,605              5,496,106              4,797,371
                                                                           ---------              ---------              ---------
      Diluted                                                              6,032,364              5,497,434              4,933,167
                                                                           ---------              ---------              ---------

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 1999, 2000 and 2001

                                                                      1999               2000                2001
                                                                      ----               ----                ----

   Common stock - number of shares:
      Balance at beginning of period                                 6,074,770         6,077,750           6,281,386
      Issuance of common shares                                          2,980           203,636               5,880
                                                                   -----------       -----------      --------------

      Balance at end of period                                       6,077,750         6,281,386           6,287,266
                                                                     =========         =========         ===========

   Common stock:
      Balance at beginning of period                               $    60,747         $  60,777        $     62,814
      Issuance of common shares                                             30             2,037                  59
                                                                     ---------         ---------    ----------------
      Balance at end of period                                          60,777            62,814              62,873
                                                                        ------          --------       -------------

   Additional paid-in capital:
      Balance at beginning of period                                33,809,141        33,810,387          35,148,577
      Issuance of common shares                                          1,246         1,338,190              58,037
                                                                   -----------       -----------       -------------
      Balance at end of period                                      33,810,387        35,148,577          35,206,614
                                                                    ----------        ----------          ----------

   Retained earnings:
      Balance at beginning of period                                 24,705,471        30,625,739          29,262,582
      Net earnings (loss)                                             5,920,268        (1,363,157)          4,154,269
                                                                    -----------       ------------        -----------
      Balance at end of period                                       30,625,739        29,262,582          33,416,851
                                                                                       ----------          ----------

   Accumulated other comprehensive income:
           Balance at beginning of period                               693,934        (1,288,804)            428,085

   Unrealized gain (loss) during the period
    (net of deferred tax benefit (expense)
    of $180,514,  $(240,095), and $(152,279)
    respectively)                                                    (1,982,738)        1,716,889             406,889
                                                                     -----------        ---------         -----------
           Balance at end of period                                  (1,288,804)          428,085             834,974
                                                                     -----------       ----------         -----------

   Treasury Stock:
      Balance at beginning of period                                          -        (2,169,339)         (7,098,913)
       Shares purchased, 300,000 shares in 1999,
         967,200 shares in 2000, and 322,039
         shares in 2001                                              (2,169,339)       (4,929,574)         (2,442,061)
                                                                                       -----------         ----------
      Balance at end of period                                       (2,169,339)       (7,098,913)         (9,540,974)
                                                                                       -----------         -----------

                Total shareholders' equity                          $ 61,038,760      $ 57,803,145      $   59,980,338

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

Years ended December 31, 1999, 2000, and 2001

Cash flow from operating activities:
   Net earnings (loss)                                                       $ 5,920,268         $ (1,363,157)           $4,154,269
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Realized losses (gains) on sale of investments                          (173,605)             517,857              (652,230)
        Amortization of deferred acquisition costs, net                         (334,906)          (2,764,443)           (2,742,666)
        Accretion of loan discount                                              (510,636)                   -                      -
        Change in:
           Accrued investment income                                          (1,321,926)           1,239,988              (880,876)
           Premiums receivable                                                (6,400,977)         (21,104,838)            7,561,157
           Commissions receivable                                                 16,621                5,948                     -
           Reinsurance recoverable and ceded unearned                         (6,034,994)         (39,953,983)          (55,061,471)
             premiums
           Unearned loan fees                                                          -              568,750              (243,750)
           Due from affiliate                                                 (1,420,674)           1,103,428              (123,200)
           Prepaid items                                                        (261,950)          (1,317,597)              275,113
           Funds held                                                           (357,509)           4,503,963            (3,427,824)
           Funds deposited                                                       353,407               55,407               (14,717)
           Collateral held                                                     1,208,976              335,863              (723,537)
           Income taxes                                                          (70,127)            (993,235)           (1,486,449)
           Unpaid losses and loss adjustment expenses                          5,712,763           30,095,391            70,914,412
           Unearned premiums                                                   5,264,831           32,793,955            11,252,146
           Liability for deductible fees held                                   (529,053)                   -                     -
           Ceded premiums payable                                              2,356,146           17,572,588           (10,087,196)
           Due to affiliate                                                    1,461,476             (917,829)             (797,576)
           Accounts payable and accrued expenses                                (794,531)           4,490,959             7,074,993
           Deferred Revenue                                                           -                     -             2,185,104
           Other, net                                                          1,427,631             (503,562)              905,758
                                                                               ---------          ------------        -------------
                  Net cash provided by operating activities                    5,511,231           24,365,453            28,081,460
                                                                               ---------           ----------            ----------

Cash flow from investing activities:
   Purchases of fixed maturities                                              (9,775,786)         (15,549,384)          (54,172,603)
   Purchase of common stocks                                                  (1,305,656)          (5,908,304)           (2,905,977)
   Proceeds from maturity and redemption of fixed maturities                   7,732,263              868,191               530,323
   Proceeds from sales of fixed maturities                                     4,034,887           16,358,289            38,168,205
   Proceeds from sales of common stock                                         4,467,664            5,771,377             3,068,210
   Purchase of Trafalgar Insurance Company, net of cash of                             -           (7,050,877)                    -
      acquired company
   Proceeds from notes receivable - related parties                                    -            1,530,000                     -
   Increase in short-term investments                                         (4,463,471)          (8,562,586)           (6,429,895)
   Repayment (advance) in notes receivable - other                            (3,967,511)          (2,572,754)              796,119
   Advance on notes receivable - related parties                              (1,420,000)                   -                     -
   Increase  in investment in real estate                                     (1,842,983)         (12,796,382)          (13,716,295)
   Sales (purchases) of fixed assets, net                                     (1,112,553)             298,551            (1,110,589)
                                                                              -----------       -------------          ------------
                  Net cash used in investing activities                       (7,653,146)         (27,613,879)          (35,772,502)
                                                                              -----------         ------------          ------------
Cash flow from financing activities:
   Proceeds from sale of common stock                                              1,276               17,227                58,094
   Purchase of treasury stock                                                 (2,169,339)          (4,929,574)           (2,442,061)
   Proceeds of loan payable                                                            -           11,435,221             4,967,914
   Proceeds from escrow deposits                                                       -            6,200,182             5,518,642
                                                                              ----------           ----------             ---------
        Net cash provided by (used in) financing activities                  $(2,168,063)         $12,723,056            $8,102,589
                                                                              -----------          ----------            ----------

                  Net increase (decrease) in cash                             (4,309,978)           9,474,630               411,547

Cash at beginning of period                                                    4,737,132              427,154             9,901,784
                                                                               ---------          -----------             ---------

Cash at end of period                                                          $ 427,154           $9,901,784           $10,313,331
                                                                                 =======            =========           ===========

Non Cash Items:  Operating activities:
   Change in accrued interest income                                             980,120                    -                     -
   Recoverable due to rescission in other assets                                       -           (1,323,000)                    -
   Change in prepaid items                                                             -             (170,000)                    -

Investing activities:
   Decrease in notes receivable-other                                          9,162,777            4,950,000                     -
   Purchase of real estate                                                   (10,142,897)          (4,950,000)                    -

Financing activities:
   Issuance of common stock                                                            -            1,323,000                     -
   Notes receivable related parties                                                    -              170,000                      -
                                                                              ----------          -----------             ----------

Net noncash adjustments                                                                -                    -             $        -
                                                                              ==========          ===========             ==========

Supplemental disclosure of cash flow information:
      Income taxes paid (recovered)                                           $ (217,427)          $  114,572            $2,800,000
                                                                               ==========           =========             =========

      Interest paid                                                           $        -           $        -            $1,265,874
                                                                               ==========          ==========             =========
See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years ended December 31, 1999, 2000 and 2001

Net earnings (loss)                                                              $ 5,920,268         $ (1,363,157)          $4,154,269
Other comprehensive earnings (loss) before income taxes:
Unrealized gains (losses) on securities available for sale                        (2,043,609)           1,414,896            1,315,686
   Reclassification adjustment for realized gains (losses) included
      in net earnings                                                                119,643             (542,088)             756,512
                                                                                                    --------------         -----------

Total other comprehensive earnings (loss) before taxes                            (2,163,252)      1,956,984                   559,174
   Income tax expense (benefit) related to items of comprehensive
      income                                                                        (180,514)             240,095              152,285
                                                                                -------------       -------------          -----------

Other comprehensive earnings (loss) net of income taxes                           (1,982,738)           1,716,889              406,889
                                                                                  -----------        ------------          -----------

Total comprehensive earnings                                                     $ 3,937,530        $     353,732           $4,561,158
                                                                                   =========         ============            =========

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999, 2000 and 2001

  Summary of Significant Accounting Policies

    Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Group, Ltd. (“American Safety”) and its subsidiaries (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company’s liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

    Description of Common Stock - Voting and Ownership Rights

The authorized share capital of the Company is 20 million shares, consisting of 15 million common shares, par value $.01 per share (“Common Shares”), and 5 million preferred shares, par value $.01 per share (“Preferred Shares”). The Common Shares are validly issued, fully paid, and non-assessable. There are no provisions of Bermuda law or the Company’s Bye-Laws which impose any limitations on the rights of shareholders to hold or vote Common Shares by reason of such shareholders not being residents of Bermuda. Holders of Common Shares are entitled to receive dividends ratably when and as declared by the Board of Directors out of funds legally available therefor.

Each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, subject to the 9.5% voting limitation described below. All matters, including the election of directors, voted upon at any duly held shareholders meeting shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation; (ii) the sale, lease, or exchange of all or substantially all of the assets of the Company; and (iii) amendment of certain provisions of the Bye-Laws, which each require the approval of at least 66-2/3% of the outstanding voting shares (in addition to any regulatory or court approvals). The Common Shares have noncumulative voting rights, which means that the holders of a majority of the Common Shares may elect all of the directors of the Company and, in such event, the holders of the remaining shares will not be able to elect any directors.

The Bye-Laws contain certain provisions that limit the voting rights that may be exercised by certain holders of Common Shares. The Bye-Laws provide that each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, except that if, and so long as, the Controlled Shares (as defined below) of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power of 9.5%, other than the voting rights of Frederick C. Treadway or Treadway Associates, L.P., affiliates of a founding shareholder of the Company. “Controlled Shares” mean (i) all shares of the Company directly, indirectly, or constructively owned by any person and (ii) all shares of the Company directly, indirectly, or beneficially owned by such person within the meaning of Section 13(d) of the Exchange Act (including any shares owned by a group of persons, as so defined and including any shares that would otherwise be excluded by the provisions of Section 13(d)(6) of the Exchange Act). Under these provisions, if, and so long as, any person directly, indirectly, or constructively owns Controlled Shares having more than 9.5% of the total number of votes exercisable in respect of all shares of voting stock of the Company, the voting rights attributable to such shares will be limited, in the aggregate, to 9.5% of the total number of votes.

No holder of Common Shares of the Company shall, by reason only of such holder, have any preemptive right to subscribe to any additional issue of shares of any class or series nor to any security convertible into such shares.

    Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Group, Ltd., a Bermuda company, American Safety Reinsurance, Ltd.(“American Safety Re”) formed in January 1998 to serve as the successor for the reinsurance business of American Safety, as a 100%-owned licensed Bermuda insurance company, and American Safety Holdings Corp. (“American Safety Holdings”), formed in July 1999 to serve as a 100%-owned insurance and financial services holding company. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an insurance management and brokerage company, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty wholly owns American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”),a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc. ,which acts as a purchasing group for the placement of business with American Safety Casualty. All significant intercompany balances have been eliminated in consolidation.

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

Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety and American Safety Re’s sole business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have similar operational structures as American Safety.

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

    Investments

Fixed maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as “held to maturity” and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading” and are reported at fair value, with unrealized gains and losses included in earnings. Fixed maturity and equity securities not classified as either held to maturity or trading are classified as “available for sale” and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a component of accumulated other comprehensive income.

While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2000 and 2001, the Company considered all of its fixed maturity and equity securities as available for sale.

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

    Notes Receivable

Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. Interest income, loan fees, and deferred loan costs are recognized on an effective yield basis over the life of the loan. The allowance for possible loan losses has been determined based on those losses management considers probable at each reporting date. At December 31, 1999, 2000 and 2001, no allowance was deemed necessary by Company management.

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

    Recognition of Premium Income

General liability premiums are primarily assumed from American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary affiliate. General liability premiums are estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due. General liability, surety, commercial auto, other commercial lines and workers’ compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

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

    An analysis of deferred policy acquisition costs (deferred revenue) follows:
                                                                               Years ended December 31,
                                                                          --------------------------

                                                                    1999             2000             2001
                                                                    ----             ----             ----

Balance, beginning of period                                         (60,205)          274,701        3,039,144
Acquisition costs deferred                                         1,499,496         7,479,745       15,294,666
Amortized during the period                                       (1,164,590)       (4,715,302)     (12,552,000)
                                                                                    -----------     ------------

Balance, end of period                                            $  274,701        $3,039,144       $5,781,810
                                                                     =======         =========        =========
    Unpaid Losses and Loss Adjustment Expenses

The Company provides a liability for unpaid losses and loss adjustment expenses based upon aggregate case estimates for reported claims and estimates for incurred but not reported losses. Because of the length of time required for the ultimate liability for losses and loss adjustment expenses to be determined for certain lines of business underwritten, the Company has limited experience upon which to base an estimate of the ultimate liability. For this business, management has established loss and loss adjustment expense reserves based on an independent actuarial valuation that it believes is reasonable and representative of anticipated ultimate experience. Beginning in 1996, the Company’s actuarial consultant refined the estimation process for the determination of ultimate loss and loss adjustment expense to begin to recognize differences between the Company’s reporting and settlement patterns and industry patterns as sufficient Company specific data (10 years of Company specific actuarial data) was then available. This method (Bornhuetter-Ferguson) entails developing an initial expected loss ratio based upon gross ultimate losses from prior accident years, estimating the portion of ultimate losses expected to be reported and unreported, and adding the actual reported losses to the expected unreported losses to derive the indicated ultimate losses. However, the net amounts that will ultimately be paid to settle the liability may be more or less than the estimated amounts provided.

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

    Goodwill

On April 2, 1993, American Safety Casualty exchanged 8% of its common shares for 100% of the common stock of ASI Services, which shares were subsequently re-acquired by the Company. The goodwill created from this transaction is being amortized ratably over 20 years. In March 2000, American Safety Holdings Corp. purchased 100% of the common stock of Trafalgar Insurance Company and renamed it American Safety Indemnity Company. The goodwill created from this transaction is being amortized ratably over 20 years. Accumulated amortization was$193,582 at December 31, 2000 and $280,816 at December 31, 2001. See paragraph (1)(p) below for additional information.

    Net Earnings Per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

Earnings (loss) per share are as follows:

                                                                  1999                 2000                 2001
                                                                  ----                 ----                 ----

Weighted average shares outstanding                              6,006,605           5,496,106            4,797,371
Shares attributable to stock options                                25,759               1,328              135,796
                                                               -----------               -----              -------
Weighted average common and common

    equivalents                                                  6,032,364           5,497,434            4,933,167
                                                                 =========        ============            =========
Earnings (loss) per share:
   Basic                                                          $  0.99           $(0.25)                  $0.87
   Diluted                                                        $  0.98           $(0.25)                  $0.84
  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for years beginning after June 15, 2000. The standard requires that all derivatives be recorded as an asset or liability, at estimated fair value, regardless of the purpose or intent for holding the derivative. If a derivative is not utilized as a hedge, all gains or losses from the change in the derivative’s estimated fair value are recognized in earnings. The gains or losses from the change in estimated fair value of certain derivatives utilized as hedges are recognized in earnings or other comprehensive income depending on the type of hedge relationship. The adoption of SFAS No. 133, as amended, did not have an impact on the Company’s consolidated financial position and results of operations.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125. SFAS No. 140 revises the standards of accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures not previously required under SFAS No. 125. This statement is effective for all transfers and servicing of financial assets and liabilities occurring after March 31, 2001. For recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral, it is effective for fiscal years ended after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company’s consolidated financial position and results of operation.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $1.5 million, which will be subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $87,234 and $69,869 for the year ended December 31, 2001 and the year ended December 31, 2000, respectively.

During 2001, the FASB also issued Statements No. 143 and 144 dealing with impairment and disposition of long-lived assets. The adoption of SFAS No. 143 and No. 144 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

  Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform with the 2001 presentation.

  Investments

Net investment income is summarized as follows:

                                                                               Years ended December 31,
                                                                             ------------------------

                                                                1999                   2000                   2001
                                                                                       ----                   ----

Fixed maturities                                            $ 2,449,362              $2,183,392              3,282,285
Equity securities                                                 1,507                  48,760                 16,803
Short-term investments and cash                                 422,173                 460,777                526,903
                                                            -----------             -----------            -----------
                                                              2,873,042               2,692,929              3,825,991
Less investment expenses                                         (4,729)                87,711                 176,006
                                                           -------------            ----------             -----------

Net investment income                                       $ 2,877,771              $2,605,218             $3,649,985
                                                              =========               =========              =========

           Realized and unrealized gains and losses were as follows:

                                                                              Years ended December 31,
                                                                              ------------------------

                                                                 1999                  2000                   2001
                                                                                       ----                   ----
Realized gains:
      Fixed maturities                                           $  16,608                $37,757              $974,604
      Equity securities                                            124,637                      -                     -
      Real estate                                                   53,962                 24,231                     -
                                                                ----------           ------------          ------------
      Total gains                                                  195,207                 61,988               974,604
                                                                 ---------           ------------               -------

Realized losses:
      Fixed maturities                                             (17,171)              (573,884)             (218,092)
      Equity securities                                             (4,431)                (5,961)                    -
      Real Estate                                                        -                      -              (104,282)
                                                            --------------         --------------              ---------
      Total losses                                                 (21,602)              (579,845)             (322,374)
                                                                 ----------              ---------             --------

      Net realized gains (losses)                                $ 173,605             $ (517,857)             $652,230
                                                                   =======               =========              =======

Changes in unrealized gains (losses):
      Fixed maturities                                         $(2,144,359)         $   1,951,504            $  559,172
      Equity securities                                            (18,893)                 5,480                     -
                                                               ------------        --------------     -----------------

      Net unrealized gains (losses)                            $(2,163,252)         $   1,956,984            $  559,172
                                                                 ==========           ===========             =========

           At December 31, 2000 and 2001, the Company did not hold fixed-maturity securities which individually exceeded 10% of shareholders' equity, except U.S.  government and government agency securities.

           The amortized cost and estimated fair values of investments at December 31, 2000 and 2001 are as follows:

                                                                            Gross             Gross
                                                        Amortized         unrealized        unrealized        Estimated
                                                           cost             gains             losses          fair value
                                                           ----             -----             ------          ----------

December 31, 2000:
   Securities available for sale:
      Fixed maturities:
        U.S.  Treasury securities and obligations
           of U.S.  Government corporations
           and agencies                                 $ 30,952,452      $ 615,498         $ 112,524         $ 31,455,426
        Obligations of states and political
           subdivisions                                    6,083,661        190,974                 -            6,274,635
        Corporate securities                               6,799,319         17,688           153,243            6,663,764
        Mortgage-backed securities                         1,562,888         31,997             3,054            1,591,831
                                                         -----------       --------          --------          -----------
                Total fixed maturities                    45,398,320        856,157           268,821           45,985,656

      Equity investments - common stocks                     162,322              -                 -              162,322
                                                         -----------  -------------     -------------         ------------

        Total                                           $ 45,560,642      $ 856,157         $ 268,821         $ 46,147,978
                                                          ==========        =======           =======           ==========

December 31, 2001:
   Securities available for sale:
      Fixed maturities:
        U.S.  Treasury securities and obligations
           of U.S.  Government corporations
           and agencies                                  $28,618,104     $1,091,312          $101,892          $29,607,524
        Obligations of states and political
           subdivisions
        Corporate securities                              24,157,207        380,283           146,968           24,390,522
        Mortgage-backed securities                         7,914,282          3,956            80,183            7,838,055
                                                          ----------   ------------        ----------           ----------
                Total fixed maturities                    60,689,593      1,475,551           329,043           61,836,101

      Equity investments - common stocks                             -             -                  -                     -
                                                    --------------------------------    ---------------   -------------------

        Total                                            $60,689,593    $ 1,475,551          $329,043          $61,836,101
                                                          ==========     ==========           =======           ==========

The amortized cost and estimated fair values of fixed maturities at December 31, 2001, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                                                    Amortized              Estimated
                                                                                     cost               fair value
                                                                                     ----               ----------

Due in one year or less                                                        $       549,755          $    563,408
Due after one year through five years                                               22,933,293            23,882,645
Due after five years through ten years                                              21,758,766            21,934,318
Due after ten years                                                                  7,533,497             7,617,675
Mortgage-backed securities                                                           7,914,282             7,838,055
                                                                                   -----------           -----------

   Total                                                                           $60,689,593           $61,836,101
                                                                                    ==========            ==========
Bonds with an amortized cost of $12,648,910 and $14,199,157 were on deposit with insurance regulatory authorities at December 31, 2000 and 2001 in accordance with statutory requirements.

  Investment in Real Estate

The Company’s investment in real estate is comprised of 173 acres of property in Ponce Inlet, Florida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate.

Throughout 1999, it was the Company’s intent to sell the property known as Harbour Village Golf and Yacht Club (“Harbour Village”) and the Company negotiated with a potential purchaser who was interested in developing the property. During the negotiation period, the Company agreed to manage the property development on the potential purchaser’s behalf.

On February 17, 2000 the Company was informed that the potential purchaser was unable to secure acceptable construction financing terms and requested an extension of time to seek other financing. The Company denied the potential purchaser’s request and is developing the property for its own account.

During 1999, the Company recognized $360,000 in property management fees for the management of the property during the due diligence period on behalf of the potential purchaser and applied $140,000 in nonrefundable earnest monies against the carrying value of its investment in real estate.

As of December 31, 2000 and 2001, the investment in real estate for the Harbour Village project is broken down as follows (in thousands):

                                              2000               2001
                                              ----               ----
Land                                         $6,149            $ 4,360
Capitalized overhead,
         interest and taxes                   3,886              3,925
Work in process                               8,961             28,328
                                            -------            -------
         Total                              $18,996            $36,613
                                            =======            =======
In October 2000, the Company refinanced several secured notes receivable into one secured note receivable and the Company took title to several parcels of land as partial payment of the notes receivable. The repayment value given to the borrower was $4.27 million and the Company was paid a fee of $650,000.

  Notes Receivable

As of December 31, 2001, notes receivable consists of two notes which are secured by real and personal property and various corporate and personal guarantees. These notes bear interest rates at 12% and are payable on various dates. These notes are currently in default.

The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2000 and 2001 were -0- and $8,081,899, respectively. The Company did not maintain an allowance for loan losses, as it believes that the value of collateral held is sufficient to preclude any losses. The weighted average recorded investment in impaired notes receivable as of December 31, 2000 and 2001 were -0- and $2,494,294, respectively. Interest income recognized on impaired notes receivable during the twelve months ended December 31, 2000 and 2001 were $0 and $0, respectively.

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

Of the two notes receivable at December 31, 2000 and 2001, all have fair values which approximate market values, and have maturity dates in 2002.

  Reinsurance

General Liability

  The Company has excess of loss reinsurance treaties with Berkley Insurance Company, QBE Reinsurance Corporation, Partner Reinsurance Company US, Hartford Fire Insurance Company, Trenwick America Reinsurance Corporation, Alea London, Ltd., Terra Nova Insurance Company and Lloyds of London (the “Reinsurers”) for the Company’s general liability lines of business. These treaties provide $9.75 million excess $250,000 to the Company.

  Workers' Compensation

  The Company assumes workers’ compensation business from Legion Insurance Company (“Legion”). This business is produced by ASI Services, which bills and collects the premiums on behalf of Legion and remits net of its agent’s commissions. Legion then deducts its expenses for the program as well as 10% of the premium to deposit in its loss fund. The balance of the premium is ceded to American Safety Casualty. Legion uses the 10% loss fund to pay claims, and when this fund is extinguished, Legion cedes the losses to American Safety Casualty. American Safety Casualty has a 50% quota share arrangement between itself and American Reinsurance, Ltd. Pursuant to the arrangement with Legion Insurance Company, the Company’s exposure is limited to $250,000 per occurrence and a 70% aggregate stop-loss ratio percentage.

During 2000, American Safety Casualty began direct writing the workers’ compensation business that had been previously written by Legion. The reinsurance structure described above is also utilized by American Safety Casualty except the 10% loss fund is not applicable to business directly written by American Safety Casualty. Effective January 2001, Legion terminated new and renewal writings under the program.

The Company has excess of loss treaties with Berkley Insurance Company, QBE Reinsurance Company U.S., Partners Reinsurance Company U.S., Hartford Fire Insurance Company, Trenwick America Reinsurance Corporation, Lloyd’s of London, American Healthcare Indemnity Company, and Transatlantic Reinsurance Company for the Company’s workers’ compensation line of business. These treaties provide $49.75 million excess $250,000 to the Company.

  Surety

  The Company has an excess of loss reinsurance treaty with Berkley Insurance Company for the Company’s surety line of business. The treaties provide per bond and per principal reinsurance of $750,000 excess $250,000. American Safety Casualty also has a 50% quota share arrangement between itself and American Safety Reinsurance, Ltd. Effective January 1,2002, the Company has no reinsurance for its surety line of business and has substantially reduced writing contract surety business.

  Excess and Surplus

  Effective January 1, 2001, the Company entered into an excess of loss reinsurance treaty with Folksamerica Reinsurance Company, QBE Reinsurance Corporation, Partner Reinsurance Company and Trenwick America Reinsurance Corporation to reinsure the Company’s excess and surplus risks. The treaty provides $650,000 excess $350,000 of coverage to the Company.

  Commercial Lines

  Effective January 1, 2000, the Company entered into various reinsurance treaties to limit its commercial lines exposure. A liability treaty with Signet Star Reinsurance Company provides $900,000 excess of $100,000. Three property treaties provide $400,000 excess $100,000 and $500,000 excess $500,000 and $2 million excess $1 million of coverage to the Company on a 100% basis. Two property catastrophe treaties provide $500,000 excess $500,000 and $2.5 million excess $1 million of coverage to the Company.

  Program Business

The Company’s program business division buys various forms of reinsurance on both a quota share basis as well as an excess of loss basis. These treaties cover the majority of risks written by the Company in this division. Where appropriate, collateral is obtained from the reinsurers to secure their obligations.

The approximate effect of reinsurance on the financial statement accounts listed below is as follows:

                                                             Years ended December 31,
                                                           ------------------------
                                                  1999               2000               2001
                                                                                        ----

                                                                (In thousands)
Written premiums:
      Direct                                    $10,820            $64,227          $131,253
      Assumed                                    12,585             22,646            26,764
      Ceded                                      (8,864)           (44,873)          (78,949)
                                                 -------           --------          --------

           Net                                  $14,541            $42,000           $79,068
                                                 ======             ======            ======

Earned premiums:
      Direct                                    $ 6,625            $35,602          $119,121
      Assumed                                    11,515             18,477            27,644
      Ceded                                      (6,015)           (27,274)          (81,978)
                                                 -------           --------          --------

           Net                                  $12,125            $26,805           $64,787
                                                 ======             ======            ======

Losses and loss adjustment
  expenses incurred:
      Direct                                    $ 4,800           $ 29,291          $111,700
      Assumed                                     6,045             13,739            18,115
      Ceded                                      (3,949)           (24,524)          (85,829)
                                                 -------           --------          --------

           Net                                  $ 6,896          $  18,506           $43,986
                                                  =====             ======            ======

Unpaid loss and loss adjustment expenses:
      Direct                                    $ 5,638            $28,431           $97,756
      Assumed                                    14,775             22,077            23,667
      Ceded                                      (6,065)           (27,930)          (77,583)
                                                 -------           --------          --------

           Net                                  $14,348            $22,578          $ 43,840
                                                 ======             ======           =======

During the fourth quarter of 2001, one of the Company's former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and has requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties. As of December 31, 2001, unreimbursed paid claims under the treaties totaled $6.5 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $25.8 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer's request has no merit and was made in bad faith. If this dispute cannot be resolved, the Company will institute legal and arbitration proceedings against the reinsurer. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER).

  Income Taxes

Total income tax expense (benefit) for the years ended December 31, 1999, 2000 and 2001 were allocated as follows:

                                                                  1999                   2000               2001
                                                                ----                   ----               ----
Tax expense (benefit) attributable to:
   Income (loss) from continuing operations               $   82,722              $(1,156,728)        $1,161,304
   Unrealized gains (losses) on securities
      available for sale                                    (180,514)                 240,095            152,279
                                                            ---------             -----------        -----------
             Total                                         $ (97,792)              $ (916,633)        $1,313,583
                                                           ==========              ===========        ==========

             U.S.  Federal  and state  income tax  expense  (benefit) from  continuing  operations consists of the following components:

                                                             Current                Deferred                 Total
         December 31, 1999                                $  272,484              $ (189,762)              $  82,722
         December 31, 2000                                  (106,588)             (1,050,140)             (1,156,728)
         December 31, 2001                                 1,345,427                (184,123)              1,161,304
The state income tax (benefit) components aggregated $93,627, $(43,357) and $55,698 for the years ended December 31, 1999, 2000, and 2001, respectively. Income tax expense for the years ended December 31, 1999, 2000, and 2001 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                              1999                    2000                     2001
                                                                                    ----                     ----

Expected income tax expense (benefit)                   $ 2,041,017            $    (856,761)               1,807,295
Foreign earned income not subject to direct
   taxation                                              (2,028,352)                (169,124)                (614,882)
Tax-exempt interest                                         (77,895)                (151,738)                 (15,654)
State taxes and other                                       147,952                   20,895                  (15,455)
                                                            -------                ---------              ------------

                                                           $ 82,722              $(1,156,728)              $1,161,304
                                                            =======               ===========              ==========

           Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities.  The following deferred taxes are recorded:

                                                                                December 31,
                                                                                ------------
                                                                          2000                    2001
                                                                          ----                    ----

Deferred tax assets:
   Loss reserve discounting                                              $1,075,061               2,336,868
   Unearned premium reserves                                              1,209,162               2,128,862
   Net operating loss carry forward                                         398,597                       -
   Difference between tax and GAAP basis of Harbour
      Village project                                                     5,839,919               5,118,563
                                                                          ---------               ---------
           Gross deferred tax assets                                      8,522,739               9,584,293
                                                                          ---------               ---------

Deferred tax liabilities:
   Deferred acquisition costs                                               978,785               1,855,958
   Unrealized gain on securities                                            159,251                 311,530
   Other                                                                      1,512                   1,772
                                                                       ------------             -----------
           Gross deferred tax liabilities                                 1,139,548               2,169,260
                                                                          ---------               ---------

           Net deferred tax asset                                        $7,383,191              $7,415,033
                                                                          =========              ==========
A valuation allowance has not been established as the Company believes it is more likely than not that the deferred tax asset will be realized.

  Insurance Accounting

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles which vary in certain respects, for the Company, American Safety Casualty and American Safety Indemnity, from statutory accounting practices prescribed or permitted by regulatory authorities. Statutory accounting practices includes state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the “NAIC”). In its March 1998 meeting, the NAIC membership adopted the Codification of Statutory Accounting Principles Project (the “Codification”) as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

The implementation date of Codification for the Company is January 1, 2001. The Company evaluated the impact of adopting Codification on statutory capital and surplus at January 1, 2001 and determined that statutory capital and surplus increased by $803,935 due to the recognition of a deferred tax asset for statutory reporting.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 1999, 2000 and 2001 were $61,038,760, $57,709,998 and $60,066,839, respectively, and the amounts required to be maintained by the Company were $2,355,558, $3,179,716 and $3,610,139, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution.

As reported in American Safety Casualty’s 2001 annual statement, the statutory capital and surplus of American Safety Casualty approximated $24,600,583. The maximum amount of dividends which can be paid, without prior written approval of the Commissioner of Insurance of the State of Delaware, is limited to the greater of 10% of surplus as regards policyholders or net income, excluding realized capital gains, of the preceding year. Accordingly, American Safety Casualty can pay dividends in 2002 of approximately $2,460,058.

The National Association of Insurance Commissioners (the “NAIC”) has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized. Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

American Safety Casualty and American Safety Indemnity have calculated their RBC level and have determined that their capital and surplus is in excess of threshold requirements.

  Loans Payable

Acquisition and Development Loan

  In July 2000, the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village Golf and Yacht Club project. As of December 31, 2000, the Company had outstanding borrowings of $11,021,976. The loan facility was increased in July 21, 2001 and through December 31, 2001, the Company had outstanding borrowings of $15,290,265 . Interest only is due monthly until July 19, 2002, at which time all outstanding principal and interest is due. Partial repayments are required as residential condominium units and boat slips are sold. The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly. The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project. Both the Company and American Safety Holdings Corp., a subsidiary, have provided partial loan guarantees. The Company has also provided a $1,928,932 letter of credit as additional security.

  Finance of Insurance Premiums

The Company through its subsidiary, Ponce Lighthouse Properties, Inc., financed various insurance premiums in connection with the Harbour Village project. The premium financing loan is unsecured and bear interest at a rate of 8.5%. The outstanding balance at December 31, 2001 was $43,433. The outstanding principal of $43,433 is due in 2002.

Maturities of Loans Payable Loans payable mature as follows: $15,333,698 in 2002. Interest Cost

The Company capitalizes interest as a component of cost during the development and construction period. In 2001, the Company incurred $1,232,860 in interest cost, all of which was capitalized.

  Related Party and Affiliate Transactions

The Company has entered into reinsurance agreements with two companies, Intersure Reinsurance Company (“Intersure Re”) and Omega Reinsurance Company (“Omega Re”), each of which is owned and controlled, respectively, by a senior officer of the Company, in order to provide limits of coverage on terms not readily available in the commercial reinsurance market. Reinsurance premiums ceded and earned aggregated $206,000, $308,875 and $587,071 for the years ended December 31, 1999, 2000 and 2001, respectively. Intersure Re has exercised a previously granted option to purchase common shares of American Safety at an option price approximating fair value at the date of the grants. See Note (14).

ASI Services, American Safety’s underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 2001 and expires on February 28, 2006. The Company pays base annual rent of $343,255 plus an annual increase based on the consumer price index of at least 4%.

The following tables reconcile the income statement effects to the Company from American Safety RRG:

                                                                                      Years Ended December 31,
                                                                                    ------------------------

                                                                            1999              2000              2001
                                                                            ----              ----              ----

                                                                                         (In thousands)

   Assumed premiums from American Safety RRG                              $ 3,449            $ 5,761           $10,964

   Ceded premiums to American Safety RRG                                    3,973              4,469             7,005
                                                                            -----              -----         ---------
                                                                             (524)             1,292             3,959
   Net premiums earned

   Management fee                                                           1,386              1,424             1,496
   Loss control fees                                                           75                  -                 -
   Brokerage commission income                                              1,080              2,515             1,490
                                                                            -----              -----         ---------

                                                                          $ 2,017            $ 5,231          $  6,945
                                                                            =====              =====           =======
   Total revenues

   Loss and Loss adjustment expense incurred                               $  181             $  535            $2,392
                                                                            =====              =====            ======

For the years ended December 31, 1999, 2000 and 2001, ASI Services and ECSI received fees from American Safety RRG for risk management, claims administration and other management services. ASI Services also recognized brokerage commission income from American Safety RRG.

  The following table shows the balance sheet effects to the Company from American Safety RRG:
                       December 31,                                                  December 31,
                     ------------                                                  ------------

                       Assets                                 1999                   2000                    2001
                       ------                                 ----                   ----                    ----

Due from affiliate                                         $ 2,088,748                $985,320             $1,108,520

                    Liabilities
                    -----------

Unpaid loss and Loss adjustment expenses                     6,541,918               5,902,643              8,821,395
Unearned premiums                                            2,114,813               1,508,781              4,238,931
Ceded premiums payable                                       1,636,207                 567,786                      -
Reinsurance payable on paid loss
   and Loss adjustment expenses                                 79,198                 229,790                      -
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

The United States operating segment’s specialty insurance programs include insurance and reinsurance for general, pollution and professional liability, workers’ compensation, surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks.

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

  Information about segment profit or loss and assets

                                                                                                December 31,
                                                                                              ------------

                                                                                  1999            2000            2001
                                                                                  ----            ----            ----

                                                                                             (In thousands)

United States - Insurance
Net premiums earned - All other                                                 $  9,626       $ 24,413         $62,855
Net premiums earned - Intersegment                                                (4,082)        (8,501)        (13,288)
Net investment income and interest on notes receivable                               807          1,955           2,882
Other income                                                                       4,061          3,804           5,331
Total revenues                                                                    10,412         21,671          57,780
Interest expense                                                                       -              -             183
Depreciation and amortization expense                                                126         21,671             301
Equity in net earnings of subsidiaries                                                 437*           -               -
Income taxes                                                                          83            240             332

United States - Insurance
Segment earnings (loss)                                                              (45)          (816)            735
Significant noncash items other than depreciation
   and amortization                                                                    -              -               -
Property, plant and equipment                                                        393            702             840
Total investments                                                                 31,508         56,032          70,607
Total assets                                                                      48,316        155,821         233,879
Total policy and contract liabilities                                             23,042         87,149         170,374
Total liabilities                                                                 38,782        127,480         204,516
*Represents earnings during 1999 prior to transfer of American
      Safety Casualty from Bermuda segment to the U.S. segment in
      August 1999

United States - Real Estate
Net premiums earned - All other                                                        -              -               -
Net premiums earned - Intersegment                                                     -              -               -
Net investment income and interest on notes receivable                                 -              -               -
Real estate income                                                                     -              -          27,561
Other income                                                                           -              1               5
Total revenues                                                                         -              1          27,566
Interest expense                                                                       -              -               -
Depreciation and amortization expense                                                  -             44               -
Equity in net earnings of subsidiaries                                                 -              -               -
Income taxes (benefit)                                                                 -           (184)            830
Segment earnings (loss)                                                                -           (357)          1,611
Significant noncash items other than depreciation
   and amortization                                                                    -              -               -
Property, plant and equipment                                                          -            234             368
Total investments                                                                      -         24,836          36,612
Total assets                                                                           -         28,975          46,925
Total policy and contract liabilities                                                  -              -               -
Total liabilities                                                                      -         19,658          35,987

Bermuda
Net premiums earned - All other                                                    2,499          2,392           1,932
Net premiums earned - Intersegment                                                 4,082          8,501          13,288
Net investment income and interest on notes receivable                             4,686          2,181           1,535
Other income                                                                         327            491             418
Total revenues                                                                    11,594         13,565          17,173
Interest expense                                                                       -              -               -
Depreciation and amortization expense                                                 12             16              11
Equity in net earnings (loss) of subsidiaries                                        391         (1,861)          2,346
Income taxes                                                                           -              -               -
Segment earnings                                                                   5,965            497           1,808
Significant noncash items other than depreciation
   and amortization                                                                    -              -               -
Property, plant and equipment                                                        841              -             839
Total investments                                                                 53,676         58,200          65,497
Total assets                                                                      93,022         85,486          95,100
Total policy and contract liabilities                                             12,262         16,501          16,368
Total liabilities                                                                 15,979         17,520          23,944

                                                                                              December 31,
                                                                                              ------------

                                                                                  1999            2000            2001
                                                                                  ----            ----            ----

                                                                                             (In thousands)

Intersegment Eliminations
Net premiums earned - All other                                              $         -         $     -       $       -
Net premiums earned - Intersegment                                                     -               -               -
Net investment income and interest on notes receivable                                 -               -               -
Other income                                                                        (519)            841            (169)
Total revenues                                                                      (519)            841            (169)
Interest expense                                                                       -               -            (150)
Depreciation and amortization expense                                                  -               -               -
Equity in net earnings (loss) of subsidiaries                                       (828)          1,861          (2,346)
Income taxes                                                                           -               -               -
Segment earnings                                                                       -               -               -
Significant noncash items other than depreciation
    and amortization                                                                   -               -               -
Property, plant and equipment                                                          -               -               -
Total investments                                                                (25,536)        (47,821)        (51,476)
Total assets                                                                     (37,321)        (62,984)        (78,642)
Total policy and contract liabilities                                             (5,732)        (11,188)        (12,113)
Total liabilities                                                                (11,784)        (15,163)        (27,166)

Total

Net premiums earned - All other                                                   12,125          26,805          64,787
Net premiums earned - Intersegment                                                     -               -               -
Net investment income and interest on notes receivable                             5,493           4,136           4,417
Other income                                                                       3,869           5,137           5,585
Total revenues                                                                    21,487          36,078         102,350
Interest expense                                                                       -               -              33
Depreciation and amortization expense                                                138             300             312
Equity in net earnings of subsidiaries                                                 -               -               -
Income taxes (benefit)                                                                83          (1,157)          1,162
Net earnings (loss)                                                                5,920          (1,363)          4,154
Significant noncash items other than depreciation
    and amortization                                                                   -               -               -
Property, plant and equipment                                                      1,234             936           2,047
Total investments                                                                 59,648          91,247         121,240
Total assets                                                                     104,017         207,298         297,262
Total policy and contract liabilities                                             29,572          92,462         174,629
Total liabilities                                                                 42,977         149,495         237,281
  Commitments and Contingencies

At December 31, 2000 and 2001, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

  Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:
                                                                                     Years ended December 31,
                                                                                   ----------- ------------

                                                                          1999               2000               2001
                                                                          ----               ----               ----

                                                                                        (In thousands)

Unpaid loss and loss adjustment expenses, January 1                       $14,701            $20,413            $50,509
Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of period                                     1,841              6,065             27,189
                                                                           ------          ---------           --------
           Net unpaid loss and loss adjustment
             expenses, January 1                                           12,860             14,348             23,320
                                                                           ------           --------           --------

Incurred related to:
   Current year                                                             7,449             17,356             42,469
   Prior years                                                               (553)             1,150              1,517
                                                                           ------          ---------          ---------

             Total incurred                                                 6,896             18,506             43,986
                                                                            -----           --------           --------
Paid related to:
   Current year                                                             1,707              4,291             12,952
   Prior years                                                              3,701              5,243             10,514
                                                                            -----          ---------           --------
             Total paid                                                     5,408              9,534             23,466
                                                                            -----          ---------           --------

           Net unpaid losses and loss adjustment
             expenses at end of period                                     14,348             23,320             43,840

Reinsurance recoverable on unpaid losses and loss
   adjustment expenses at end of period                                     6,065             27,189             77,583
                                                                            -----           --------           --------

           Unpaid loss and loss adjustment end
             expenses at of period                                        $20,413            $50,509           $121,423
                                                                           ======            =======            =======
The negative development in 2000 and 2001 is attributable to the Company's commercial lines and surety lines of business. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends. In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate liabilities for unpaid losses and related expenses.

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing liabilities for losses.

  Management currently believes the Company's gross and net liabilities are adequate.

The net liabilities for losses and loss adjustment expenses maintained by the Company’s insurance subsidiaries are equal under both statutory and generally accepted accounting principles.

  Stock Options

The following table shows the stock option activity for the Company during 1999, 2000 and 2001.

                                                                                   Weighted
                                                             Option               average
                                                             shares           exercise price
                                                             ------           --------------

Outstanding at December 31, 1998                            451,181                  $ 9.86
                                                            =======                    ====

1999 activity:
   Granted                                                  106,500                    9.50
   Canceled                                                 (15,250)                             -
                                                            --------                     ---------

Outstanding at December 31, 1999                            542,431                 $  9.78
                                                            =======                    ====

2000 activity:
   Granted                                                   99,650                    6.00
   Canceled                                                 (17,891)                             -
                                                            --------                     ---------

Outstanding at December 31, 2000                            624,190                 $  9.20
                                                            =======                    ====

2001 activity:
   Granted                                                  328,724                    6.00
   Canceled                                                 (15,341)                       -
                                                            --------                 -------

Outstanding at December 31, 2001                            937,573                  $ 8.13
                                                            =======                    ====
Of the 937,573 outstanding options at December 31, 2001, 834,718 were exercisable. Of the 624,190 outstanding options at December 31, 2000, 361,140 were exercisable. Of the 542,431 outstanding options at December 31, 1999, 232,348 were exercisable.

  The remainder of the options vest evenly over a three year period.

  The following table summarizes information about stock options outstanding at December 31, 2001:

                                           Options                               Options exercisable
                                         -------                               -------------------
                                       outstanding
                                       -----------
                                        Weighted
                                         average          Weighted                                             Weighted
     Range of           Number          remaining         average                             Number           average
 exercise prices     outstanding    contractual life   exercise price     Grant Year       exercisable      exercise price
 ----------------    -----------    ----------------   --------------     ----------       -----------      --------------

    $  5.96                51,090           0.18          $  5.96              1997             51,090         $  5.96
       7.08                65,500           5.75             7.08              1997             65,500            7.08
      11.00               320,000           6.13            11.00              1998            320,000           11.00
       9.50                93,400           7.13             9.50              1999               62,267          9.50
       6.00               107,583           8.17             6.00              2000                 35,861        6.00
       6.00               300,000           9.04             6.00              2001            300,000            6.00
                          -------                                                              -------

   $5.96-11.00            937,573           7.04           $ 8.13                              834,718          $ 8.26
   ===========            =======           ====           ======                              =======          ======

Had compensation cost for the Company’s stock options granted in 1999, 2000 and 2001 been determined using the fair-value-based method as described in SFAS No. 123, the Company’s net earnings (loss) and earnings (loss) per share would approximate the pro forma amounts indicated below:

                                                                      1999                 2000                  2001
                                                                    ----                 ----                  ----

                                                                                 (In thousands, except
                                                                                   per share amounts)

Net earnings (loss):
   As reported                                                       $ 5,920             $ (1,363)              $4,154
   Effect of stock options                                               736                  886                2,210
                                                                   ---------           ----------              -------

           Pro forma net earnings (loss)                             $ 5,184             $ (2,249)              $1,944
                                                                     =======             =========              ======

Net earnings (loss) per share:
   As reported                                                  $    .98            $    (.25)                $.84
   Effect of stock options                                           .12                 (.16)                 .45
                                                               ---------            ----------               -----

           Pro forma net earnings (loss) per share              $    .86             $   (.41)                $.39
                                                                ========             =========                ====
The fair value of each option granted during 1999, 2000 and 2001 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; expected volatility of 37.87%, 51.08% and 44.33% in 1999, 2000 and 2001, respectively; risk-free interest rate of 5.40%; and expected life from the vesting dates ranging from 0.50 years to 10.00 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company expects to grant additional awards in future years. The Company granted options in 1999, 2000 and 2001 at an amount deemed to be fair market value at the date of grant.

  Acquisitions

On March 24, 2000, the Company purchased Trafalgar Insurance Company, an Oklahoma licensed insurance company, which has authority to operate as an excess and surplus lines insurance company in 34 states and the District of Columbia. Trafalgar Insurance Company’s stock was acquired from Houston Casualty Company for a purchase price of $16.3 million cash, and Trafalgar had, at closing, cash of $9.3 million and investments of $5.7 million creating $1.3 million of goodwill. The net cash outlay for this acquisition was $7.0 million. Prior to closing, Trafalgar entered into a bulk assumption reinsurance agreement with Houston Casualty, under which Houston Casualty assumed all of Trafalgar’s prior and existing insurance business. Trafalgar has been renamed American Safety Indemnity Company.

On January 6, 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurance carrier operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurance carrier. The transactions were structured as stock acquisitions, with the purchase price paid by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held in escrow to secure the obligations of the sellers. The Company also obtained a security interest in a real estate condominium in the Cayman Islands with an estimated value of $600,000 to secure the obligations of the sellers. On April 21, 2000, the Company filed a lawsuit to rescind these acquisitions based upon the sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and recognized an expense, net of recoverables, of $3.5 million in 2000 and $600,000 in 2001 for such rescission. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The lawsuit is in the final stages of pre-trial discovery.

  Litigation

The Company is a defendant in various litigation matters considered to be in the normal course of or related to its business. While the outcome of these matters cannot be estimated with certainty, it is the opinion of management (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company’s financial statements.

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
Harbour Village Realty Corporation, a Florida corporation
Rivermar Contracting Company, a Florida corporation

AMERICAN SAFETY INSURANCE GROUP, LTD.QUARTERLY INFORMATION

(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2000 and 2001 (dollars in thousands, except per share amounts):

                 2000                             Mar. 31                  June 30                 Sept. 30                  Dec. 31
                                                  -------                  -------                 --------                  -------
Operating revenues                              $6,723                     $7,776                    $10,469                  $11,628
Income (loss) before taxes                      (3,019)                      (783)                       778                      504
Net earnings (loss)                             (1,949)                      (492)                       654                      424
Comprehensive income
      (loss)                                    (1,572)                      (458)                     1,069                    1,314
Net earnings (loss) per share
Basic                                         $ (0.33)                    $(0.09)                    $ 0.12                  $ 0.08
Diluted                                         (0.33)                     (0.09)                      0.12                    0.08
Common stock price ranges
High                                           $ 7.38                     $ 5.94                     $ 4.63                  $ 6.94
Low                                              5.50                       3.75                       3.75                    3.25

                 2001                             Mar. 31                  June 30                 Sept. 30                  Dec. 31
                                                  -------                  -------                 --------                  -------
Operating revenues                              $16,017                   $19,291                    $19,882                  $46,507
Income (loss) before taxes                        1,301                     1,806                      1,246                      963
Net earnings (loss)                               1,262                     1,585                        979                      328
Comprehensive income
      (loss)                                      1,744                       988                      2,208                     (379)
Net earnings (loss) per share
Basic                                           $ 0.26                    $ 0.33                     $ 0.20                   $ 0.07
Diluted                                           0.25                      0.32                       0.20                     0.07
Common stock price ranges
High                                            $ 9.10                    $10.25                      10.35                   $ 9.65
Low                                               5.75                      7.95                       8.80                     8.80

AMERICAN SAFETY INSURANCE GROUP, LTD.

SCHEDULE II - CONDENSED BALANCE SHEETS

DECEMBER 31, 2000 and 2001

                                   Assets                                               2000                         2001
                                                                                        ----                         ----

Investment in subsidiary                                                                $47,821,141                  $51,376,103
Other investments:
           Fixed maturities                                                               4,033,000                    4,297,570
Cash                                                                                        152,642                       14,737
Short Term Investments                                                                            -                      201,742
Secured note receivable                                                                   4,494,987                    2,500,000
Accrued investment income                                                                   317,739                      456,181
                                                                                       ------------                 ------------
   Total investments and cash                                                            56,819,509                   58,846,333
Premiums receivable                                                                       1,445,846                    1,434,586
Due from affiliate                                                                        1,871,331                    1,304,302
Ceded loss reserves                                                                         793,603                      577,000
Other assets                                                                              1,107,343                    1,056,421
                                                                                       ------------                 ------------
           Total Assets                                                                 $62,037,632                  $63,218,642
                                                                                         ==========                   ==========
                Liability and Shareholders' Equity
Unpaid losses and loss adjustments expenses                                              $4,188,174                   $1,964,279
Ceded premiums payable                                                                      108,433                      992,803
Assumed loss and LAE payable                                                               (121,352)                           -
Due to related party:                                                                        47,179                            -
Accounts payable and
   Accrued expenses                                                                          12,053                      181,222
                                                                                        -----------                  -----------
           Total Liabilities                                                              4,234,487                    3,138,304
                                                                                          ---------                    ---------
Common stock                                                                                 62,814                      162,873
Additional paid in capital                                                               35,148,577                   35,206,612
Accumulated other comprehensive earnings (loss), net                                        428,085                      834,974
Retained earnings                                                                        29,262,582                   33,416,853
Treasury stock                                                                           (7,098,913)                  (9,540,974)
                                                                                       -------------                 ------------
           Total Shareholders' Equity                                                    57,803,145                   60,080,338
                                                                                       ------------                   ----------
           Total Liabilities &
                Shareholders' Equity                                                    $62,037,632                  $63,218,642
                                                                                         ==========                   ==========

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE GROUP, LTD.

SCHEDULE II - CONDENSED INCOME STATEMENT

YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

                                                                                1999                 2000                2001
                                                                                ----                 ----                ----

Revenues:
   Direct and Assumed Premiums Earned                                            $ 563,543         $   18,300            $(156,789)
   Ceded Premiums Earned                                                           (23,487)            15,038               79,415
                                                                               ------------         ---------           ----------
   Net Premiums Earned                                                             540,056             33,338              (77,374)
   Investment Income                                                             1,989,252            339,055              227,807
   Interest on Notes Receivable                                                  1,170,484            951,784              103,814
   Realized Gains (losses) on Sale of Investments                                  134,316           (131,212)                   -
   Other Income                                                                    142,495            270,180              211,175
                                                                                ----------         ----------            ---------

      Total Revenues                                                             3,976,603          1,463,145              465,422
                                                                                 ---------          ---------              -------

Expenses:
   Losses and LAE Incurred                                                         141,869             50,234           (1,001,970)
   Acquisition Expenses                                                             37,959             (3,700)                   -
   Other Underwriting Expenses                                                     589,888            491,492              567,861
   Expenses Due to Recission                                                             -          1,567,305                    -
                                                                          ----------------          ---------     ----------------
      Total Expenses                                                               769,716          2,105,331             (434,109)
                                                                               -----------          ---------           -----------

   Earnings Before Equity In
      Earnings of Subsidiary                                                     3,206,887           (642,186)             899,531
Equity in Net Earnings of Subsidiary                                             2,713,381           (720,971)           3,254,738
                                                                                 ---------        ------------           ---------
   Net Earnings                                                                $ 5,920,268        $(1,363,157)          $4,154,269
                                                                                 =========         ===========           =========

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE GROUP, LTD.

SCHEDULE II - CONDENSED STATEMENT OF CASH FLOW

YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

                                                                                    1999                  2000                 2001
                                                                                    ----                  ----                 ----
Cash flow from operating activities:
    Net earnings (loss) before equity in earnings of subsidiary                 $ 3,206,887          $  (642,186)         $    899,531
    Adjustments to reconcile net earnings (loss) to net cash
      provided (used) by operating activities:
         Change in:
                                                                                   (854,318)           1,967,860              (138,442)
Accrued investment income
                                                                                 (1,291,491)            (341,365)              895,630
Premiums receivable/payable
                                                                                 (1,145,360)          (2,773,905)              519,850
Due from/to affiliate
                                                                                 (1,406,369)            (592,108)           (2,007,292)
Unpaid losses and loss adjustment expenses
                                                                                   (529,053)             (48,375)                    -
Liability for deductible fees held
                                                                                    (78,800)             (19,777)              169,169
Accounts payable and accrued expenses
                                                                                    793,296             (914,648)              121,352
Loss and LAE payable
                                                                                   (174,430)              23,209                 7,277
                                                                                 -----------        ------------         -------------
Other, net
                                                                                 (1,479,638)          (3,341,295)              467,075
                                                                                 -----------          -----------           ----------
Net cash provided (used) by operating

activities
Cash flow from investing activities:
    Decrease (increase) in investments                                            3,179,743           10,954,164             1,837,081
    Investment in subsidiary                                                           (500)          (3,900,000)                    -
    Sales (purchases) of fixed assets, net                                         (841,701)             841,701                      -
                                                                                 -----------        ------------        ---------------
    Net cash provided (used) by investing activities                              2,337,542            7,895,865             1,837,081
                                                                                  ---------          -----------             ---------
Cash flow from financing activities:
    Proceeds from sale of common stock                                                1,276               17,227                     -
    Purchase of Treasury Stock                                                   (2,169,339)          (4,929,574)           (2,442,061)
                                                                                  ---------            ---------            -----------
    Net cash provided (used) by financing activities                             (2,168,063)          (4,912,347)           (2,442,061)
                                                                                 -----------          -----------            ----------
                                                                                 (1,310,159)            (357,777)             (137,905)
Net decrease in cash
    Cash at beginning of year                                                     1,820,578              510,419               152,642
                                                                                  ---------          -----------           -----------
    Cash at end of year                                                        $    510,419         $    152,642          $     14,737
                                                                                 ==========          ===========           ===========

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE GROUP, LTD. SCHEDULE II - CONDENSED COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 1999, 2000 and 2001

                                                                                1999                  2000                    2001
                                                                                ----                  ----                    ----

Net earnings (loss)                                                           $ 5,920,268          $(1,363,157)            $4,154,269
Other comprehensive earnings (loss) before income
taxes:                                                                         (2,043,609)           1,414,896              1,315,686
Unrealized gains (losses) on securities available for
sale
Reclassification adjustment for realized gains
(losses) included in net earnings                                                 119,643             (542,088)               756,512
                                                                             ------------           -----------             ---------
Total other comprehensive earnings (loss) before                               (2,163,252)           1,956,984                559,174
taxes
  Income tax expense (benefit) related to items of
    comprehensive income                                                         (180,514)             240,095                152,285
                                                                               -----------         -----------              ---------

Other comprehensive earnings (loss) net of income                              (1,982,738)           1,716,889                406,889
                                                                                ---------            ---------              ---------
taxes

Total comprehensive earnings                                                  $ 3,937,530          $   353,732             $4,561,158
                                                                                =========           ==========             ----------

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

PROPERTY-CASUALTY

INSURANCE OPERATIONS

(in thousands)

                                 Column B        Column C        Column D        Column E         Column F        Column G                Column H                 Column I        Column J        Column K
                                                 Reserves                                                                                                              s               s               s
                                                   for                                                                                                                 s               s               s
                                                  Unpaid                                                                                                          Amorti- s         Paid s             s
                                                  Claims        Discount,                                                             Claims and Claim           zation of s       Claims s            s
                                 Deferred       and Claim        if any,                                            Net              Adjustment Expenses          Deferred s     and Claim s           s
                                  Policy         Adjust-         Deducted                                         Invest-            Incurred Related to           Policy s       Adjust- s            s
                               Acquisition         ment         in Column        Unearned          Earned           ment                Current Prior             Acquisi- s        ment s        Premiums s
                                  Costs          Expenses           C            Premiums         Premiums         Income                 Year Years             tion Costs s     Expenses s      Written s
---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  -------------------------------  --------------  --------------  --------------
United States
December 31, 1999                  212           11,855            -              7,318           11,174             807          3,166            (511)              640          2,313            8,848
December 31, 2000                2,974           38,651            -             38,103           24,413           1,955         11,762             598             3,909          5,613           29,435
December 31, 2001                5,459          107,793            -             52,903           62,855           2,882         31,463           1,494            11,088         14,921           64,961
                             ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

Bermuda
December 31, 1999                   62            8,558            -              2,178            2,499           2,071          4,283             (42)              525          3,095            7,578
December 31, 2000                   65           11,858            -              3,850            2,392             650          5,594             552               806          3,921           12,565
December 31, 2001                  323           13,630            -                303            1,932             768         11,006              23             1,464          8,545           14,107
---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

Combined Total
December 31, 1999                  274           20,413            -              9,159           12,125           2,878          7,449            (553)            1,165          5,408           16,426
December 31, 2000                3,039           50,509            -             41,953           26,805           2,605         17,356           1,150             4,715          9,534           42,000
December 31, 2001                5,782          121,423            -             53,206           64,787           3,650         42,469           1,517            12,552         23,466           79,068
---------------------------  ---------------- --------------  --------------  ---------------  --------------  --------------  --------------  ---------------  --------------  --------------  --------------

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

Year Ended

December 31, 1999, 2000 and 2001

        Property-Liability                                     Ceded to                                                        Percentage of
        Insurance Premiums          Gross                       Other               Assumed from               Net                 Amount
              Earned                Amount                    Companies            Other Companies            Amount           Assumed to Net
----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------
United States
December 31, 1999                       6,625                    5,934                8,935                   9,626                92.8%
December 31, 2000                      35,602                   26,971               15,783                  24,414                64.6%
December 31,  2001                    119,121                   81,391               25,205                  62,935                40.0%
----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------

Bermuda
December 31, 1999                           -                       81                2,580                   2,499               103.2%
December 31, 2000                           -                      303                2,694                   2,391               112.7%
December 31,  2001                          -                      587                2,439                   1,852               131.7%
----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------

Combined Total
December 31, 1999                       6,625                    6,015               11,515                  12,125                95.0%
December 31, 2000                      35,602                   27,274               18,477                  26,805                68.9%
December 31,  2001                    119,121                   81,978               27,644                  64,787                42.7%
----------------------------------  ------------------  ---------------------- ----------------------- -------------------- --------------------
See accompanying independent auditors' report.

EXHIBIT 99
                                                                   Phase 1                               Phase 2
                                 ------------------------------------------------------------------------
                                                   Buildings                              Townhouses     8
                                                                                                         Buildings
                                 -----------------------------------------------       ------------------
                                 ----------------------------------------------------
                                                                                         Oak               The    Total
                                 ----------------------------------------------------
                                  100   200   300    400    500    600    700    800   Hammock  Riverwalk Links   Condos Boat     Total
                                                                                                                         Slips
                                 ----------------------------------------------------  --------------------------------------------------
            12/31/01
  -------------------------
  Planned  Number  of          32    32     32     32     24     32     32     32      18       28      376     670     142     812
    Condo Units and Boat
    Slips
  Condo   Units  and  Boat     32    32     32     32     23     30     31     31      14       26       82     365     135     500
    Slipsunder Contract
  Value of Pre-sale          7,643 7,312  7,607  7,963  6,321  8,146  8,649  7,798   6,384    9,729   20,342   97,894  12,213  110,107
  Contracts (Note 1)

  Building Foundation         Yes   Yes   Yes    Yes    Yes    Yes    Yes    Yes      No       No       No
    Completed
  Vertical Building           Yes   Yes   Yes    Yes    Yes    Yes    Yes    Yes      No       No       No
    Completed
  Interior Finish             Yes   Yes   Yes    Yes     No     No     No     No      No       No       No
    Completed
  Certificate of              Yes   Yes   Yes    Yes     No     No     No     No      No       No       No
    Occupancy Received

    Actual 12/31/2001 YTD
  -------------------------
  Units Closed                 32    32     30     8      -      -      -      -       -        -               102      59     161

  Revenue Recognized on      7,528 7,082 6,933  1,921    -      -      -      -       -        -              23,464  4,008   27,472
    Units and Docks
Other Revenue                                                                                                                       89
                                                                                                                                  -------
   Total Revenue                                                                                                                  27,561

Gross Profit Recognized           897   596   615    255     -      -      -      -       -        -              2,363   1,678   4,041

Other Expense (Income) Items                                                                                                      1,606
Pre-Tax Profit                                                                                                                    2,435

     Actual 12/31/2001 QTD
---------------------------------
Units Closed                      20    32     30     8      -      -      -      -       -        -                90      53     143

Revenue Recognized               4,861 7,082 6,933  1,921    -      -      -      -       -        -              20,797  3,495   24,292
Other Revenue                                                                                                                       88
                                                                                                                                  -------
   Total Revenue                                                                                                                  24,380

Gross Profit Recognized           625   596   615    255     -      -      -      -       -        -              2,091   1,465   3,556

Other Expense (Income) Items                                                                                                       723
Pre-Tax Profit                                                                                                                    2,833

  Projected First Quarter 2002
---------------------------------
Projected Unit Closings            -     -     2      24     4      -      -      30      -        -                60      21      81

Projected Revenue Recognized      65    68    432   5,872  1,250    -      -    7,209     -        -              14,896  1,659   16,555
Projected Other Revenue                                                                                                            186
                                                                                                                                  -------
   Total Projected Revenue                                                                                                        16,741

Projected Gross Profit             1     2     35    769    138     -      -     901      -        -              1,846    674    2,520

Projected      Other     Expense                                                                                                   519
(Income) - Net
Projected Pre-Tax Profit                                                                                                          2,001

  Note 1 - No assurance can be given that purchasers under binding pre-sale  contracts with deposits will close each contemplated transaction .

  Note 2 - Other  includes net brokerage  commissions,  advertising,  promotion,  and other general and  administrative  costs.
  These items are not allocated to specific buildings.

  The projected results contained above for unit closings,  revenue,  gross profit,  fixed costs and pre-tax profit are forward looking  statements.  With respect to the Company's development of the Harbour Village property, such forward looking  statements involve risks and uncertainties  which may cause actual results to differ  materially,  and are subject to change based on various real estate development  industry factors,  including  competitive housing conditions in the local market area, risks inherent in real estate development and new construction,  increases in construction costs,  construction  delays,  weather,  zoning, litigation, changes in interest rates and the  availability of mortgage  financing for prospective  purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions.

Our independent auditors (accountants) have not examined, compiled or otherwise applied procedures to the financial forecast presented herein and, accordingly, do not express an opinon or any other form of assurance on it.