Form 10-Q
period 2002-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2002-05-15
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

                                     --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on May 13, 2002 was 4,738,217.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                                                                               Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements................................................1
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................17
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.........26

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings...................................................27
         Item 2.  Changes in Securities and Use of Proceeds...........................27
         Item 3.  Defaults Upon Senior Securities.....................................27
         Item 4.  Submission of Matters to a Vote of Security Holders.................27
         Item 5.  Other Information...................................................27
         Item 6.  Exhibits and Reports on Form 8-K....................................27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                               December 31,       March 31,
                                                                   2001              2002
                                                                                  (unaudited)
                           Assets
Investments:
   Securities available for sale, at fair value:
     Fixed maturities                                            $61,836,101       $62,962,539
   Investment in real estate                                      37,662,600       32,461,267
   Short-term investments                                         21,742,272        18,179,392

         Total investments                                       121,240,973       113,603,198

Cash                                                               1,302,842           734,995
Restricted cash                                                    9,010,489         8,289,317
Accrued investment income                                          2,424,551         2,281,370
Notes receivable - other                                           8,081,899         7,982,249
Premiums receivable                                               25,783,225        29,664,363
Ceded unearned premium                                            19,161,319        20,194,394
Reinsurance recoverable                                           87,173,021        97,049,029
Funds on deposit                                                     312,717           117,403
Due from affiliate                                                 1,108,520         2,827,371
Income tax recoverable                                             1,614,940         1,056,679
Deferred income taxes                                              7,415,033         7,232,566
Deferred acquisition costs                                         5,781,810         6,583,660
Property, plant and equipment                                      2,046,332         2,094,133
Prepaid items                                                      1,480,078         1,919,925
Goodwill                                                           1,466,629         1,466,629
Other assets                                                       1,857,239         2,749,387

         Total assets                                           $297,261,617      $305,846,668
                                                                ============      ============

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                    121,423,039       133,016,708
   Unearned premiums                                              53,205,500        54,895,615
   Reinsurance on paid losses and loss adjustment expenses         2,081,845                 -
   Ceded premiums payable                                         14,224,460        18,202,177
   Due to affiliate:
     Ceded premiums payable                                                -         1,049,240
     Reinsurance on paid losses and loss adjustment expenses               -           590,867
   Escrow deposits                                                11,718,824        10,396,626
   Accounts payable and accrued expenses                          13,459,422        13,101,948
   Funds held                                                      1,433,648           725,311
   Loan payable                                                   16,403,135         9,138,588
   Collateral held                                                   821,302         1,042,739
   Deferred Revenue                                                2,185,104         2,928,328
   Unearned loan fees                                                325,000           325,000

         Total liabilities                                       237,281,279       245,413,147

                                                                 December 31,       March 31,
                                                                     2001              2002
                                                                                   (unaudited)

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued and outstanding                              -                 -
     Common stock, $0.01 par value; authorized 15,000,000
       shares; issued and outstanding at December 31, 2001,
       6,287,266 shares, and at March 31, 2002, 6,339,356
       shares                                                         62,873            63,393
   Additional paid-in capital                                     35,206,614        35,516,588
   Retained earnings                                              33,416,851        34,898,622
   Accumulated other comprehensive income (loss), net                834,974          (392,367)
   Treasury stock, 1,589,239 shares at December 31, 2001,
     and 1,601,139 shares at March 31, 2002                       (9,540,974)       (9,652,715)
         Total shareholders' equity                               59,980,338        60,433,521

         Total liabilities and shareholders' equity             $297,261,617      $305,846,668
                                                                ============      ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Earnings

(Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                           ------------------------------------------
                                                                   2001                 2002
Revenues:
   Direct premiums earned                                  $      23,007,062        $  29,857,907
Assumed premiums earned:
   Affiliate                                                       2,462,812            2,987,619
   Nonaffiliates                                                   3,759,342            1,248,272
   Total assumed premiums earned                                   6,222,154            4,235,891

Ceded premiums earned:
   Affiliate                                                       1,377,007              740,052
   Nonaffiliates                                                  14,483,191           18,754,509
     Total ceded premiums earned                                  15,860,198           19,494,561
     Net premiums earned                                          13,369,018           14,599,237

   Net investment income                                             857,512              975,557
   Interest on notes receivable                                      275,932                    -
   Brokerage commission income                                       490,943               65,126
   Management fees from affiliate                                    363,805              417,427
   Net realized gains                                                239,519               82,247
   Real estate income                                                      -           19,038,740
   Other income                                                      659,859               51,807
     Total revenues                                               16,256,588           35,230,141

Expenses:
   Losses and loss adjustment expenses incurred                    8,097,967            8,969,141
   Acquisition expenses                                            3,105,728            3,098,297
   Payroll and related expenses                                    2,086,937            2,101,748
   Real estate expenses                                              385,930           16,695,328
   Other expenses                                                  1,278,859            1,346,337
     Total expenses                                               14,955,421           32,210,851
       Earnings before income taxes                                1,301,167            3,019,290
Income taxes                                                          39,391              973,759
Net earnings                                                      $1,261,776           $2,045,531
                                                                  ==========           ==========
Net earnings per share:
   Basic                                                            $   0.26              $  0.43
   Diluted                                                          $   0.25              $  0.42

Common shares used in computing earnings per share:
   Basic                                                           4,882,375            4,704,505
                                                                  ==========           ==========
   Diluted                                                         4,962,112            4,863,370
                                                                  ==========           ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                2001                2002

Cash flow from operating activities:
   Net earnings                                                           $1,261,776              $2,045,531
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Realized gains/losses on sale of investments                          (239,519)                (82,247)
      Amortization of deferred acquisition costs                          (1,771,849)               (801,850)
      Change in:
        Accrued investment and interest income                              (523,078)                143,181
        Premiums receivable                                                2,753,248              (3,881,138)
        Commissions receivable                                               (26,033)                      -
        Reinsurance recoverable and ceded unearned premiums               (5,331,637)            (12,990,928)
        Unearned loan fees                                                   (81,250)                      -
        Funds held by reinsured                                             (180,681)               (708,337)
        Due from affiliate                                                (2,363,549)             (1,718,851)
        Funds on Deposit                                                    (386,072)                195,314
        Income taxes                                                         152,374                 740,728
        Unpaid losses and loss adjustment expenses                        14,140,891              11,593,669
        Unearned premiums                                                  7,739,246               1,690,115
        Ceded premiums payable                                            (7,425,488)              3,977,717
        Due to affiliate                                                    (469,519)              1,640,107
        Accounts payable and accrued expenses                                311,194                (357,474)
        Collateral                                                          (477,520)                221,437
        Prepaid items                                                        (97,367)               (439,847)
        Deferred revenue                                                           -                 743,224
        Other, net                                                            93,310                (904,419)
               Net cash provided by operating activities                   7,078,477               1,105,932

Cash flow from investing activities:
   Purchases of fixed maturities                                         (10,849,760)            (16,151,771)
   Purchases of equity investments                                        (1,177,155)                      -
   Proceeds from maturity and redemption of fixed maturities                 821,207                  20,862
   Proceeds from sale of fixed maturities                                  5,016,101              13,204,336
   Proceeds from sale of equity investments                                        -                 103,550
   Decrease (increase ) in investment in real estate                      (6,714,492)              5,201,333
   Increase in short-term investments                                      2,039,759               3,562,880
   (Advances) repayment in notes receivable - other                         (176,165)                 99,650
   Purchase of fixed assets, net                                            (108,072)                (47,801)
      Net cash used in investing activities                              (11,148,577)              5,993,039

Cash flow from financing activities:
   Purchase of treasury stock                                             (1,387,862)               (111,741)
   Proceeds from issuance of common stock                                          -                 310,496
   Proceeds (repayment) from loan payable                                   4,818,529             (7,264,547)
   Proceeds (repayment) from escrow deposits                                2,573,712             (1,322,198)
      Net cash provided by financing activities                             6,004,379             (8,387,990)

      Net increase (decrease) in cash                                       1,934,279             (1,289,019)

Cash at beginning of period                                                 9,901,784             10,313,331

Cash at end of period                                                     $11,836,063             $9,024,312
                                                                          ===========             ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                 -----------------------------------------------------

                                                                            2001                       2002

Net earnings                                                           $  1,261,776                $  2,045,531
   Other comprehensive earnings (loss) before income taxes:

   Unrealized gains (losses) on securities available for sale               835,242                  (1,542,626)

   Reclassification adjustment for realized gains included in net
      earnings                                                              239,519                      82,247

   Total other comprehensive earnings (loss) before taxes                   595,723                  (1,624,873)

   Income tax expense (benefit) related to items of other
      comprehensive income                                                  113,351                    (397,532)

   Other comprehensive earnings (loss) net of income taxes                  482,372                  (1,227,341)

  Total comprehensive earnings                                           $1,744,148                    $818,190
                                                                         ==========                    ========

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

         The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2001.

         The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2002 presentation.

Note 2 - Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Statement 141 requires upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS 142 effective January 1, 2002.

         As of the date of adoption, the Company had unamortized goodwill in the amount of $1.5 million, which will be subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $87,234 and $0 for the year ended December 31, 2001 and the three months ended March 31, 2002, respectively. See Note 10 for additional information.

         The FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003, and does not expect the adoption of this statement to have any material impact on its consolidated financial statements.

The FASB issued Statement 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Corporation adopted SFAS 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2001 and March 31, 2002 are as follows:

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
          agencies                               $28,618,104          $1,091,312          $101,892        $29,607,524
      Corporate securities                        24,157,207             380,283           146,968         24,390,522
      Mortgage-backed securities                   7,914,282               3,956            80,183          7,838,055
      Total fixed maturities                     $60,689,593          $1,475,551        $  329,043        $61,836,101
                                                 ===========          ==========        ==========        ===========

March 31, 2002:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations
          of U.S. Government  corporations and
          agencies                               $30,227,858            $608,599          $368,342        $30,468,115
      Corporate securities                        25,766,366              96,458           618,649         25,244,175
      Foreign Securities                             599,361                   -            22,505            576,856
      Mortgage-backed securities                   6,847,319                  12           173,938          6,673,393
      Total fixed maturities                     $63,440,904            $705,069        $1,183,434        $62,962,539
                                                 ===========          ==========        ==========        ===========

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

(b)     Products and services from each reportable segment:

The Company’s United States and Bermuda operating segments, develop, underwrite, manage and market primary casualty insurance and reinsurance programs in the alternative insurance market for environmental remediation risks, contracting and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

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

(c) Information about segment profit or loss and assets:

                                                        Three Months Ended
                                                              March 31,
                                                     2001                    2002
United States - Insurance

Net premiums earned - All other                $12,726,831              $14,539,334
Net premiums earned - Intersegment              (2,469,582)              (4,979,511)
Net investment income and interest
   on notes receivable                             662,588                  759,261
Real estate income                                       -                        -
Other revenues                                   1,735,852                  530,264
Total revenues                                  12,655,689               10,849,348

                                                                Three Months Ended
                                                                     March 31,
                                                            2001                    2002

Interest expense                                                -                   37,500
Depreciation and amortization expense                      62,182                   54,006
Equity in net earnings of subsidiaries                          -                        -
Income taxes expense (benefit)                            124,617                   16,825
Segment profit/(loss)                                     213,393                  225,120
 Significant noncash items other than
  depreciation and amortization                                -                        -
Property, plant and equipment                             732,046                  910,569
Total investments                                      53,102,812               63,032,678
Total assets                                          168,489,730              246,603,956
Total policy and contract liabilities                 106,754,585              180,963,239
Total liabilities                                     139,725,696              217,985,866

United States - Real Estate

Net premiums earned - All other                                 -                        -
Net premiums earned - Intersegment                              -                        -
Net investment income and interest
  on notes receivable                                           -                        -
Real estate income                                              -               19,040,187
Other revenues                                                864                        -
Total revenues                                                864               19,040,187
Interest expense                                                -                        -
Depreciation and amortization expense                      14,493                   28,059
Equity in net earnings of subsidiaries                          -                        -
Income taxes expense (benefit)                            (85,226)                 956,934
Segment profit/(loss)                                    (165,439)               1,386,478
 Significant noncash items other than depreciation
   and amortization                                             -                        -
Property, plant and equipment                             311,769                  349,397
Total investments                                      30,660,797               32,461,267
Total assets                                           36,497,204               38,987,419
Total policy and contract liabilities                           -                        -
Total liabilities                                      27,335,385               26,463,319

Bermuda

Net premiums earned - All other                           642,187                   59,903
Net premiums earned - Intersegment                      2,469,582                4,979,511
Net investment income and interest
  on notes receivable                                     470,856                  216,296
Real estate income                                              -                        -
Other revenues                                             37,500                  122,396
Total revenues                                          3,620,125                5,378,106
Interest expense                                                -                        -
Depreciation and amortization expense                           -                    5,000
Equity in net earnings of subsidiaries                     47,954                1,611,598
Income taxes                                                    -                        -
Segment profit                                          1,213,822                  433,933
 Significant noncash items other than
   depreciation and amortization                                -                        -

                                                                 Three Months Ended
                                                                     March 31,
                                                            2001                    2002

Property, plant and equipment                                   -                  834,167
Total investments                                      62,911,219               70,568,385
Total assets                                           89,332,513              102,443,873
Total policy and contract liabilities                  17,903,538               29,096,208
Total liabilities                                      19,245,358               30,693,414

Intersegment Eliminations

Net premiums earned - All other                                 -                        -
Net premiums earned - Intersegment                              -                        -
Net investment income and interest
  on notes receivable                                           -                        -
Real estate income                                              -                        -
Other revenues                                            (20,090)                 (37,500)
Total revenues                                            (20,090)                 (37,500)
Interest expense                                                -                 (112,500)
Depreciation and amortization expense                           -                        -
Equity in net earnings (loss) of subsidiaries             (47,954)              (1,611,598)
Income taxes                                                    -                        -
Segment profit (loss)                                           -                        -
 Significant noncash items other than
   depreciation and amortization                                -                        -
Property, plant and equipment                                   -                        -
Total investments                                     (49,853,577)             (52,459,132)
Total assets                                          (66,398,463)             (82,188,580)
Total policy and contract liabilities                 (10,316,005)             (22,147,124)
Total liabilities                                     (16,544,886)             (29,729,452)

Total

Net premiums earned - All other                        13,369,018               14,599,237
Net premiums earned - Intersegment                              -                        -
Net investment income and interest
  on notes receivable                                   1,133,444                  975,557
Real estate income                                              -               19,040,187
Other revenues                                          1,754,126                  615,160
Total revenues                                         16,256,588               35,230,141
Interest expense                                                -                        -
Depreciation and amortization expense                      76,675                   87,065
Equity in net earnings of subsidiaries                          -                        -
Income taxes expense (benefit)                             39,391                  973,759
Segment profit (loss)                                   1,261,776                2,045,531
 Significant noncash items other than
   depreciation and amortization                                -                        -
Property, plant and equipment                           1,043,815                2,094,133
Total investments                                      96,821,251              113,603,198
Total assets                                          227,920,984              305,846,668
Total policy and contract liabilities                 114,342,118              187,912,323
Total liabilities                                     169,761,553              245,413,147

Note 6 - Shareholder Matters

         During the quarter ended March 31, 2002, the Company repurchased 11,900 shares of its stock at a total price of $111,741 in open market transactions pursuant to its share repurchase program.

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

         As of December 31, 2001 and March 31, 2002, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                         December 31, 2001       March 31, 2002

Land                                         $4,360                 $3,222
Capitalized overhead, interest and
       taxes                                  3,925                  2,857
Work in process                              28,328                 26,382
       Total                                $36,613                $32,461
                                             ======                 ======

         During the quarter ended March 31, 2002, the Company closed 66 condominium units and 25 boat slips at Harbour Village. The Company recognizes revenue when title to the individual units and boat slips passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

        Total income tax (benefit) for the three months ended March 31, 2001 and 2002 were allocated as follows:

                                                            Quarter Ended
                                                              March 31,
                                                   2001                        2002
Tax expense (benefit) attributable to:
   Income from continuing operations            $  39,391                      973,759
   Unrealized gains (losses) on
        securities available for sale             113,351                     (397,532)

            Total                                $152,742                     $576,227
                                                  =======                      =======

         U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                      Current                Deferred                  Total

March 31, 2001        191,652                (152,261)                 39,391
March 31, 2002        394,380                 579,379                 973,759

         The state income tax components aggregated $21,905 and $139,865 for the periods ended March 31, 2001 and 2002, respectively.

         Income tax expense (benefit) for the periods ended March 31, 2001 and 2002 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                        March 31,

                                                  2001              2002

Expected income tax expense                    $442,398          $1,026,559
Foreign earned income not subject to U.S.
   taxation                                    (412,699)           (147,537)
Tax-exempt interest                             (15,275)                  -
State taxes and other                            24,967              94,737

                                                $39,391            $973,759
                                                 ======             =======

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                       December 31,            March 31
                                                           2001                  2002
Deferred tax assets:
     Loss reserve discounting                             2,336,868            2,593,127
     Unearned premium reserves                            2,128,862            1,524,727
     Unrealized loss on securities                                -               85,382
     Difference between tax and GAAP basis of
         Harbour Village Project                          5,118,563            4,367,203
          Gross deferred tax assets                       9,584,293            8,570,439

Deferred tax liabilities:
     Deferred acquisition costs                           1,855,958            1,336,101
     Unrealized gain on securities                          311,530
     Other                                                    1,772                1,772
         Gross Deferred  tax liabilities                  2,169,260            1,337,873

              Net deferred tax asset                     $7,415,033           $7,232,566
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

         The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2001 and March 31, 2002 were $8,081,899 and $7,982,249, respectively. The Company did not maintain an allowance for loan losses, as it believes that the value of collateral held is sufficient to preclude any losses. The weighted average recorded investment in impaired notes receivable as of December 31, 2001 and March 31, 2002 were $2,494,294 and $8,032,074, respectively. Interest income recognized on impaired notes receivable during the three months ended March 31, 2001 and March 31, 2002 were $0 and $0, respectively.

Note 10 - Goodwill and Intangibles

         The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

              Goodwill and Intangibles            December 31,         March 31,
                   (in Thousands)                   2001                 2002

Goodwill                                           $1,467                $1,467
Other Amortizable Intangibles                           -                    -
Total Goodwill and Intangibles                     $1,467                $1,467
                                                    =====                 =====

         In accordance with the disclosure requirements of SFAS 142 the following table reverses the effect of the goodwill and intangibles amortization on the reported net loss for the three months ended March 31, 2001 to show comparability between the periods presented.

                                                                   Three Months Ended
                                                                        March 31
                                                                     (In Thousands)
                                                                  2001                 2002

Reported Net Income                                              $1,262               $2,046
Add back:  Goodwill and Intangibles Amortization                     22                    -
Adjusted Net Income                                               1,284               $2,046
                                                                  =====                =====
Income Per Share Diluted
Reported Net Income                                                $.26                 $.43
Add back:  Goodwill and Intangibles Amortization                      -                    -
Adjusted Net Income - Basic                                        $.26                 $.43
                                                                    ===                  ===
Adjusted Net Income - Diluted                                      $.25                 $.42
                                                                    ===                  ===

Note 11 - Commitments and Contingencies

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of March 31, 2002, unreimbursed paid claims totaled $11.0 million and additional ceded case and incurred but not reported reserves totals approximately $22.0 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         American Safety is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation risks, contracting and other specialty risks, and provides a broad range of financial services and products to middle market businesses. The Company is also the owner/developer of the Harbour Village Golf & Yacht Club ("Harbour Village"), a residential condominium, marina, par 3 golf course and beach club project in Ponce Inlet, Florida.

         The following table sets forth the Company's consolidated revenues:

                                                                                                Three           Three
                                                                                         Months          Months
                                                           Three Months Ended                   Ended           Ended
                                                                March 31,                     March 31,       March 31,
                                                                                               2000 to         2001 to
                                                   2000           2001            2002           2001            2002
                                              -------------- --------------  -------------- --------------  --------------
                                                                         (Dollars in thousands)
                                              ----------------------------------------------------------------------------
Net Premiums earned:
Reinsurance:
   Workers' compensation                        $2,371          $2,711       $      -            14.3%        (100.0)%
   General liability                               744           2,708          3,043           264.0           12.4
        Total reinsurance                        3,115           5,419          3,043            74.0          (43.8)

Primary insurance:
   Commercial Line                                 259             771            542           197.7          (29.7)
   Workers' compensation                             -             639          2,302             -            260.3
   Surety                                          546           2,025            406           270.9          (80.0)
   General liability                                 -           2,969          6,500             -            118.9
   Program business                                143           1,546          1,806           981.1           16.8
        Total primary insurance                    948           7,950         11,556           738.6           45.4
          Total net premiums earned              4,063          13,369         14,599           229.0            9.2

Net investment income                              729             858            976            17.7           13.8
Interest on notes receivable                       435             276              -           (36.6)        (100.0)
Commission and fee income:
   Brokerage commission income                     473             491             65             3.8          (86.8)
   Management fees from affiliate                  367             364            417            (0.8)          14.6
      Total commission and fee income              840             855            482             1.8          (43.6)
Net realized gains (losses)                       (126)            239             82           289.7          (65.7)
Real estate income                                   -               -         19,039               -              -
Other income                                       656              660            52             0.6          (92.1)
      Total Revenues                            $6,597          $16,257        $35,230          146.4%         116.7%

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                          Three months ended
                                               March 31,

                                           2000           2001          2002
Insurance operations:
      Loss and loss adjustment expense
        ratio                              68.8%           60.6%       61.5%
 Expense ratio                             33.3            30.4        25.7
    Combined ratio                        102.1%           91.0%       87.2%

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

         Net Premiums Earned. Net premiums earned increased 9.2% from $13.4 million in the quarter ended March 31, 2001 to $14.6 million in the quarter ended March 31, 2002. The principal factor accounting for the increase was a $3.5 million increase in primary general liability premiums.

         Net Investment Income. Net investment income increased 13.8% from $858,000 in the quarter ended March 31, 2001 to $976,000 in the quarter ended March 31, 2002 due to higher levels of invested assets generated from increased cash flows from operations. The average pre-tax yield on investments was 5.4% in the quarter ended March 31, 2001 and 4.7% in the quarter ended March 31, 2002. The average after-tax yield on investments was 4.1% in the quarter ended March 31, 2001 and 3.5% in the quarter ended March 31, 2002.

         Interest from Notes Receivable. Interest from notes receivable decreased 100.0% from $276,000 in the quarter ended March 31, 2001 to $0 in the quarter ended March 31, 2002 due to repayment of various loans. Average notes receivable decreased to $7.9 million in the quarter ended March 31, 2002 from $9.0 million in the quarter ended March 31, 2001. During 2001, the Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. However, the appraised value of the collateral securing these loans is in excess of the balances owed.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 86.8% from $491,000 in the quarter ended March 31, 2001 to $65,000 in the quarter ended March 31, 2002 as a result of lower levels of premiums produced by the Company's risk retention group affiliate.

         Management Fees. Management fees increased 14.6 from $364,000 in the quarter ended March 31, 2001 to $417,000 in the quarter ended March 31, 2002. These fees are derived from services provided by the Company to its risk retention group affiliate.

         Net Realized Gains and Losses. Net realized gains decreased 65.7% from $239,000 in the quarter ended March 31, 2001 to $82,000 for the quarter ended March 31, 2002 due to the sale of bonds in the Company's investment portfolio.

         Real Estate Income. Real estate sales at the Harbour Village project were $19.0 million in the quarter ended March 31, 2002. These sales were realized from the closing of 66 residential condominium units and 25 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income decreased 92.1% from $660,000 in the quarter ended March 31, 2001 to $52,000 for the quarter ended March 31, 2002 as a result of reduced fees generated by the Company's financial services subsidiary, American Safety Financial Corp. During 2001, the Company discontinued this line of business.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 10.8% from $8.1 million in the quarter ended March 31, 2001 to $9.0 million in the quarter ended March 31, 2002 due to an increase in net earned premiums. The loss ratio is constant at 61% for both periods.

         Acquisition Expenses. Policy acquisition expenses remained at $3.1 million for both periods even though net earned premiums increased 9.2%. This is a result of increased fees from our program business as a result of increased premiums earned. Premium tax expense also increased to $1.1 million from $765,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses remained at $2.1 million for both periods.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $386,000 in the quarter ended March 31, 2001 to $16.7 million in the quarter ended March 31, 2002. Of the $16.7 million of costs recognized during the year, $15.9 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $847,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Income Taxes. Federal and state income taxes increased from $39,000 in the quarter ended March 31, 2001 to $974,000 in the quarter ended March 31, 2002 due to higher levels of income in the Company's U.S. insurance and real estate subsidiaries.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

         Net Premiums Earned. Net premiums earned increased 229% from $4.1 million in the quarter ended March 31, 2000 to $13.4 million in the quarter ended March 31, 2001. The principal factor accounting for the increase were an increase in program business premiums by 981.1% or 1.4 million, an increase in surety premiums by 270.9% or $1.5 million, an increase in commercial lines premiums of 197.7% or $512,000, an increase in general liability reinsurance premiums of 264% or $2.0 million, and an increase in workers' compensation premiums of 14.3% or $340,000.

         Net Investment Income. Net investment income increased 17.7% from $729,000 in the quarter ended March 31, 2000 to $858,000 in the quarter ended March 31, 2001 due to higher levels of invested assets generated from positive cash flows from operations. The average pre- tax yield on investments was 6.2% in the quarter ended March 31, 2000 and 5.4% in the quarter ended March 31, 2001. The average after-tax yield on investments was 5.5% in the quarter ended March 31, 2000 and 4.1% in the quarter ended March 31, 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 36.6% from $435,000 in the quarter ended March 31, 2000 to $276,000 in the quarter ended March 31, 2001 due to the repayment of various loans. Average notes receivable decreased to $9.0 million from $12.6 million for the quarter.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 3.8% from $473,000 in the quarter ended March 31, 2000 to $491,000 in the quarter ended March 31, 2001 due to slightly higher levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

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

         Acquisition Expenses. Policy acquisition expenses increased 307.0% from $763.000 in the quarter ended March 31, 2000 to $3.1 million in the quarter ended March 31, 2001 as a result of increased premiums earned. Premium tax expense also increased to $781,000 from $224,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 33.9% from $2.5 million in the quarter ended March 31, 2000 to $3.4 million in the quarter ended March 31, 2001 as a result of increased payroll and related items in the Company's newer business units.

         Income Taxes. Federal and state income taxes increased from a benefit of $1.1 million in the quarter ended March 31, 2000 to an expense of $39,000 in the quarter ended March 31, 2001 due to higher levels of income in the Company's U.S. subsidiaries operations.

Liquidity and Capital Resources

         The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers' compensation and excess and surplus lines. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, income from real estate development sales, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity. Notwithstanding the Company's dispute with one of its former reinsurers, Berkley Insurance Company, as disclosed elsewhere in this Report, management believes that the Company's current cash flows are sufficient for the short-term needs of its insurance business and the Company's invested assets are sufficient for the long-term needs of its insurance business.

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of March 31, 2002, unreimbursed paid claims totaled $11.0 million and additional ceded case and incurred but not reported reserves totals approximately $22.0 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

         On a consolidated basis, net cash provided from operations was $7.1 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2002. The positive cash flows for said periods were primarily attributable to net premiums written and net earnings. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

         Total assets increased from $297.3 million at December 31, 2001 to $305.8 million at March 31, 2002 primarily due to increases in reinsurance recoverables. Cash, invested assets and notes receivable decreased from $139.6 million at December 31, 2001 to $130.6 million at March 31, 2002, as a result of decreases in real estate and short term investments. At March 31, 2002, the Company has repurchased 1,601,139 shares of its common stock at a total cost of $9.7 million since January 1999.

         American Safety is an insurance holding company whose principal assets are its investment portfolio and its investment in the capital stock of its subsidiaries. American Safety's ability to pay dividends to its shareholders will depend, to a significant degree, on the ability of the Company's subsidiaries to generate earnings from which to pay dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.

         Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. As of April 30, 2002, the Company's marketing efforts had generated over $132 million of pre-sales of condominium units and boat slips.

         Management anticipates that Harbour Village will be developed in three Phases through 2004-2005, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company initially closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase I of the project, which loan facility was increased in July 2001. Through March 31, 2002, the Company has outstanding borrowings of $8.1 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million. Phase I of the development currently under construction consists of site work including a 142-boat slip marina, 294 residential units, and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company’s marketing efforts for the development of the Harbour Village project.

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

Reserves

         Certain of the Company's insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers' compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain reserves to cover its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, rate studies, and opinions. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that the ultimate payments will not materially exceed the Company's reserves.

Forward Looking Statements

         This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. The use of such statements include estimations of future insurance claims and losses and estimated profits from Harbour Village as reflected in the Company's consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

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

         The Company's market risk has not changed materially since December 31, 2001.

[The remainder of this page is intentionally left blank.]

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

None

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

    (a)    The following exhibits are filed as part of this Report:

Exhibit No.            Description

      11                  Computation of Earnings Per Share

      99                  Harbour Village Development Status

    (b)    Reports on Form 8-K.

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2002.

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
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Exhibit 11

American Safety Insurance Group, Ltd. and subsidiaries

Computation of Earnings Per Share

                                                             Three Months Ended
                                                        March 31,           March 31,
                                                          2001                2002
Basic:
Earnings (loss) available to common
shareholders........................                  $1,261,776              $2,045,531
---------------------------------------------

Weighted average common shares
outstanding.........................                   4,882,375               4,704,505
---------------------------------------------

Basic earnings (loss) per common shares               $      .26              $      .43

---------------------------------------------

Diluted:
Earnings (loss) available to common                   $1,261,776              $2,045,531
shareholders..........................
---------------------------------------------

Weighted average common shares
outstanding............................                4,882,375               4,704,505

---------------------------------------------

Weighted average common shares                            79,737                 158,865
equivalents associated with options....
---------------------------------------------

Total weighted average common
shares.................................                4,962,112               4,863,370
---------------------------------------------

Diluted earnings (loss) per common                    $      .25               $     .42
shares..............................
---------------------------------------------

Exhibit 99

Harbour Village Development Status

(000)s except references to Condo Units

                                                              Phase 1                   Phase 2

                                                                    Townhouses

                                               Marina        Oak                     The      The       Total
                                                                                    Links    Links                 Boat
                                               Condos      Hammock    Riverwalk     North    South      Condos     Slips      Total
                  3/31/2002
Planned Number of Condo Units and
   Boat Slips                                      248           18         28        188     188         670        142         812
Condo Units and Boat Slips under Contract          245           14         28        132       -         419        138         557
Value of Pre-sale Contracts (Note 1)           $61,985       $6,530    $10,638    $32,829       -    $111,982    $12,619    $124,601
Number of Buildings                                  8            4          6          4       4          26

Number of Buildings Complete by Task
Building Foundation                                  8            4          4          2       -
Vertical Building Completed                          8            3          2          -       -
Interior Finish Completed                            7            -          -          -       -
Certificate of Occupancy Received                    6            -          -          -       -

             Actual 3/31/2002 YTD
Units Closed                                        66            -          -          -                  66         25          91

Revenue Recognized                             $16,815            -          -          -             $16,815      $2,012    $18,827
Other Revenue                                                                                                                    212

Total Revenue                                                                                                                 19,039

Gross Profit Recognized                         $2,348            -          -          -             $2,348        $842      $3,190

Other Expense (Income) Items                                                                                                     847
Pre-Tax Profit                                                                                                                 2,343

  Projected Outlook For 2nd Quarter
    of 2002
Units to Close                                      56            -          -          -                  56         16          72

Revenue to be Recognized                       $14,308            -          -          -             $14,308     $1,159     $15,467
Other Revenue - Projected                                                                                                        150

Total Revenue - Projected                                                                                                     15,617

Gross Profit to be Recognized                   $1,849            -          -          -              $1,849       $453      $2,302

Other Expense (Income) Items
   - Projected (Note 2)                                                                                                          898
Pre-Tax Profit - Projected                                                                                                     1,404

Note 1 - No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each contemplated transaction.

Note 2 - Other includes net brokerage commissions, advertising, promotion, and other general and administrative costs. These items are not allocated to specific buildings.

The projected results contained above for unit closings, revenue, gross profit, fixed costs and pre-tax profit are forward looking statements. With respect to the Company’s development of the Harbour Village property, such forward looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips and changes in local and national levels of general business activity and economic conditions.