Form 10-Q
period 2002-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2002-08-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                     --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant's common stock, $.01 par value, on July 10, 2002 was 4,749,604.

                                       AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                                                                               Page

PART I - FINANCIAL INFORMATION
        Item 1.   Financial Statements............................................................................1
        Item 2.   Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................16
        Item 3.  Quantitative and Qualitative Disclosures About Market Risks.....................................25

PART II - OTHER INFORMATION
        Item 1.  Legal Proceedings...............................................................................26
        Item 2.  Changes in Securities and Use of Proceeds.......................................................26
        Item 3.  Defaults Upon Senior Securities.................................................................26
        Item 4.  Submission of Matters to a Vote of Security Holders.............................................26
        Item 5.  Other Information...............................................................................26
        Item 6.  Exhibits and Reports on Form 8-K................................................................26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                               December 31,        June 30,
                                                                   2001              2002
                                                                                 (unaudited)

                           Assets
Investments:
   Securities available for sale, at fair value:

   Fixed maturities                                              $61,836,101        71,166,457
   Investment in real estate                                      37,662,600        32,243,516
   Short-term investments                                         21,742,272        12,191,991

         Total investments                                       121,240,973       115,601,964

Cash                                                               1,302,842         5,400,444
Restricted cash                                                    9,010,489         8,708,072
Accrued investment income                                          2,424,551         2,517,756
Notes receivable - other                                           8,081,899         7,983,768
Premiums receivable                                               25,783,225        20,619,266
Ceded unearned premium                                            19,161,319        23,387,683
Reinsurance recoverable                                           87,173,021        99,869,828
Funds on deposit                                                     312,717           333,219
Due from affiliate                                                 1,108,520         2,816,997
Income tax recoverable                                             1,614,940         1,037,339
Deferred income taxes                                              7,415,033         7,022,302
Deferred acquisition costs                                         5,781,810         6,701,091
Property, plant and equipment                                      2,046,332         2,131,302
Prepaid items                                                      1,480,078         1,684,743
Goodwill and other intangible assets                               1,466,629         1,466,629
Other assets                                                       1,857,239         4,369,563

         Total assets                                           $297,261,617      $311,651,966
                                                                ============      ============

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                    121,423,039       138,592,123
   Unearned premiums                                              53,205,500        59,218,024
   Reinsurance on paid losses and loss adjustment expenses         2,081,845                 -
   Ceded premiums payable                                         14,224,460        11,195,856
   Due to affiliate:
     Reinsurance on paid losses and loss adjustment expenses               -           599,353
   Escrow deposits                                                11,718,824         9,768,029
   Accounts payable and accrued expenses                          13,459,422        10,935,117
   Funds held                                                      1,433,648         2,037,810
   Loan payable                                                   16,403,135        11,211,145
   Collateral held                                                   821,302         1,309,532
   Deferred Revenue                                                2,185,104         3,203,566
   Unearned loan fees                                                325,000           325,000

         Total liabilities                                       237,281,279       248,395,555

                                                               December 31,        June 30,
                                                                   2001              2002
                                                                                 (unaudited)

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued and outstanding                              -                 -
     Common stock, $0.01 par value; authorized 15,000,000
       shares; issued and outstanding at December 31, 2001,
       6,287,266 shares, and at June 30, 2002, 6,347,689 shares
                                                                      62,873            63,476
   Additional paid-in capital                                     35,206,614        35,566,503
   Retained earnings                                              33,416,851        36,183,432
   Accumulated other comprehensive income (loss), net                834,974         1,095,715
   Treasury stock, 1,589,239 shares at December 31, 2001,
     and 1,601,139 shares at June 30, 2002                        (9,540,974)       (9,652,715)
         Total shareholders' equity                               59,980,338        63,256,411

         Total liabilities and shareholders' equity             $297,261,617      $311,651,966
                                                                ============      ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Earnings

(Unaudited)

                                                     Three Months Ended          Six Months Ended
                                                          June 30,                   June 30,
                                                 -----------------------------------------------------
                                                     2001          2002         2001         2002
Revenues:
    Direct premiums earned                       $  28,156,096$  27,940,967 $ 51,163,158   $57,798,874
Assumed premiums earned:
    Affiliate                                        2,640,891    3,553,857    5,103,703     6,541,476
    Nonaffiliates                                    3,878,997    1,635,335    7,638,339     2,883,607
    Total assumed premiums earned                    6,519,888    5,189,192   12,742,042     9,425,083

Ceded premiums earned:
    Affiliate                                        1,540,646      787,385    2,917,653     1,527,437
    Nonaffiliates                                   16,098,341   16,881,575   30,581,532    35,636,084
      Total ceded premiums earned                   17,638,987   17,668,960   33,499,185    37,163,521
      Net premiums earned                           17,036,997   15,461,199   30,406,015    30,060,436

    Net investment income                              905,108      899,318    1,762,620     1,874,875
    Interest on notes receivable                       283,383            -      559,315             -
    Brokerage commission income                        508,081       37,514      999,024       102,640
    Management fees from affiliate                     367,503       75,754      731,308       493,181
    Net realized gains (losses)                        175,830     (547,949)     415,349      (465,702)
    Real estate income                                       -   14,896,921            -    33,935,661
    Other income                                       189,726       36,703       849,585       88,510
      Total revenues                                19,466,628   30,859,460   35,723,216    66,089,601

Expenses:
    Losses and loss adjustment expenses incurred    10,767,405    8,561,371   18,865,372    17,530,512
    Acquisition expenses                             3,134,384    3,199,148    6,240,112     6,297,445
    Payroll and related expenses                     2,095,148    2,202,352    4,182,085     4,304,100
    Real estate expenses                               365,359   12,459,152      751,289    29,154,480
    Other expenses                                   1,298,655    1,559,663    2,577,514     2,695,252
    Expense due to rescission                                -      142,844            -       353,592
    Total expenses                                  17,660,951   28,124,530   32,616,372    60,335,381

        Earnings before income taxes                 1,805,677    2,734,930    3,106,844     5,754,220

Income taxes                                           220,009      881,534       259,400    1,855,293

Net earnings                                        $1,585,668   $1,853,396   $2,847,444    $3,898,927
                                                    ==========   ==========   ==========    ==========

Net earnings per share:
    Basic                                            $   0.33      $  0.39       $  0.59       $  0.83
    Diluted                                          $   0.32      $  0.38       $  0.58       $  0.80

Common shares used in computing earnings per share:
    Basic                                            4,799,206    4,743,803    4,840,561     4,724,263
                                                     =========    =========    =========     =========
    Diluted                                          4,984,085    4,882,899    4,949,580     4,875,679
                                                     =========    =========    =========     =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                2001                2002

Cash flow from operating activities:
   Net earnings                                                                $2,847,444         $3,898,927
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Realized (gains) losses on sale of investments                              (415,349)           465,702
     Amortization of deferred acquisition costs                                (1,760,261)          (919,281)
     Change in:
       Accrued investment and interest income                                    (651,249)           (93,205)
       Premiums receivable                                                      2,804,168          5,163,959
       Commissions receivable                                                     (26,034)                 -
       Reinsurance recoverable and ceded unearned premiums                    (15,176,103)       (19,005,016)
       Unearned loan fees                                                        (162,500)                 -
       Funds held by reinsured                                                 (1,256,211)           604,162
       Due from affiliate                                                      (3,647,760)        (1,708,477)
       Funds on Deposit                                                          (655,584)           (20,502)
       Income taxes                                                               178,144            970,322
       Unpaid losses and loss adjustment expenses                              25,758,317         17,169,084
       Unearned premiums                                                       11,352,714          6,012,524
       Ceded premiums payable                                                  (6,785,205)        (3,028,604)
       Due to affiliate                                                           493,458            599,353
       Accounts payable and accrued expenses                                    1,321,786         (2,524,305)
       Collateral                                                                (710,045)           488,230
       Prepaid items                                                             (283,596)          (204,665)
       Deferred revenue                                                                 -          1,018,462
       Other, net                                                                 342,503         (2,648,255)
              Net cash provided by operating activities                        13,568,637          6,238,425

Cash flow from investing activities:
   Purchases of fixed maturities                                              (30,788,837)       (36,189,600)
   Purchases of equity investments                                             (2,304,382)                 -
   Proceeds from maturity and redemption of fixed maturities                      898,850            184,139
   Proceeds from sale of fixed maturities                                      19,580,957         26,502,526
   Proceeds from sale of equity investments                                     1,697,366            103,550
   Decrease (increase ) in investment in real estate                          (14,868,514)         5,419,084
   Decrease (increase) in short-term investments                               (1,211,039)         9,550,281
   (Advances) repayment in notes receivable - other                              (312,410)            98,131
   Purchase of fixed assets, net                                               (1,025,116)           (84,970)
     Net cash (used in) provided by  investing activities                     (28,333,125)         5,583,141

Cash flow from financing activities:
   Purchase of treasury stock                                                  (1,432,612)          (111,741)
   Proceeds from issuance of common stock                                               -            360,494
   Proceeds from (repayment of) loan payable                                   11,905,591         (5,191,990)
   Proceeds from (repayment of) escrow deposits                                 5,688,503         (1,950,795)
   Dividends paid                                                                       -         (1,132,349)
     Net cash provided by (used in) financing activities                       16,161,482         (8,026,381)

     Net increase in cash                                                       1,396,994          3,795,185

Cash at beginning of period                                                     9,901,784         10,313,331

Cash at end of period                                                         $11,298,778        $14,108,516
                                                                              ===========        ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

                                                         Three months ended                      Six months ended
                                                              June 30,                               June 30,
                                               -------------------------------------- --------------------------------------

                                                      2001                2002               2001                2002

Net earnings                                   $   1,585,668       $   1,853,396      $   2,847,444       $    3,898,927
   Other comprehensive earnings (loss) before
      income taxes:

   Unrealized gains (losses) on securities
      available for sale                            (616,579)          1,385,811            218,663             (156,815)

   Reclassification adjustment for realized
      gains (losses) included in net earnings        175,830            (547,949)           415,349             (465,702)

   Total other comprehensive earnings (loss)
      before taxes                                  (792,409)          1,933,760           (196,686)             308,887

   Income tax expense (benefit) related to
      items of other comprehensive income           (194,853)            445,678            (81,502)              48,146

   Other comprehensive earnings (loss) net of
      income taxes                                  (597,556)          1,488,082           (115,184)             260,741

  Total comprehensive earnings                 $     988,112       $   3,341,478      $   2,732,260       $    4,159,668
                                                 ===========           =========          =========            =========

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

         The results of operations for the three months or six months ended June 30, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2001.

         The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2002 presentation.

Note 2 - Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated

Note 2 - Accounting Pronouncements

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

         As of the date of adoption, the Company had unamortized goodwill in the amount of $1.5 million, which is subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $87,234, $0 and $0 for the year ended December 31, 2001 and the three and six month periods ended June 30, 2002, respectively. See Note 10 for additional information.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2001 and June 30, 2002 are as follows:

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
       and agencies                            $28,618,104       $1,091,312       $101,892         $29,607,524
   Corporate securities                         24,157,207          380,283        146,968          24,390,522
   Mortgage-backed securities                    7,914,282            3,956         80,183           7,838,055
         Total fixed maturities                $60,689,593       $1,475,551       $329,043         $61,836,101
                                                ==========        =========        =======          ==========

June 30, 2002:
 Securities available for sale:
   Fixed maturities:
     U.S. Treasury securities and obligations
       of U.S. Government  corporations and
       agencies                               $30,654,029        $1,079,444       $100,906         $31,632,567
     Corporate securities                      33,969,100           751,115        336,293          34,383,922
     Foreign Securities                           599,411            12,243           -                611,654
     Mortgage-backed securities                 4,488,521            58,738          8,945           4,538,314
     Total fixed maturities                   $69,711,061        $1,901,540       $446,144         $71,166,457
                                               ==========         =========        =======          ==========

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

(c)     Information about segment profit or loss and assets:

                                                                            Six Months Ended
                                                                                June 30,
                                                                      2001                    2002
United States - Insurance

Net premiums earned - All other                                 $29,266,036              $29,867,698
Net premiums earned - Intersegment                               (5,136,869)             (10,839,625)
Net investment income and interest on notes receivable            1,380,030                1,465,592
Real estate income                                                        -                        -
Other revenues                                                    2,940,980                  466,607
Total revenues                                                   28,450,177               20,960,272
Interest expense                                                     74,856                  102,302
Depreciation and amortization expense                               128,633                  109,983
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                      422,730                 (193,583)
Segment profit/(loss)                                               803,591                 (420,714)
 Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                       801,769                  881,490
Total investments                                                60,224,512               66,695,462
Total assets                                                    179,635,063              250,802,872
Total policy and contract liabilities                           121,964,519              191,561,189
Total liabilities                                               155,142,118              218,792,908

United States - Real Estate                                                 Six Months Ended
                                                                                June 30,
                                                                      2001                    2002

Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Real estate income                                                        -               33,935,661
Other revenues                                                        2,105                    1,447
Total revenues                                                        2,105               33,937,108
Interest expense                                                          -                        -
Depreciation and amortization expense                                31,760                   67,813
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                     (163,330)               2,048,876
Segment profit/(loss)                                              (317,052)               3,113,408
 Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                       309,323                  420,645
Total investments                                                38,814,819               32,243,516
Total assets                                                     51,006,457               42,802,487
Total policy and contract liabilities                                     -                        -
Total liabilities                                                37,512,023               28,751,052

Bermuda

Net premiums earned - All other                                   1,139,979                  192,738
Net premiums earned - Intersegment                                5,136,869               10,839,625
Net investment income and interest on notes receivable              941,905                  409,283
Real estate income                                                        -                        -
Other revenues                                                      150,696                 (174,425)
Total revenues                                                    7,369,449               11,267,221
Interest expense                                                          -                        -
Depreciation and amortization expense                                 9,292                   10,000
Equity in net earnings of subsidiaries                              486,529                2,646,541
Income taxes                                                              -                        -
Segment profit                                                    2,360,905                1,206,233
 Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                       849,167                  829,167
Total investments                                                63,077,705               74,104,282
Total assets                                                     90,290,969              105,588,867
Total policy and contract liabilities                            17,519,117               29,627,744
Total liabilities                                                19,183,783               30,952,559

Intersegment Eliminations

Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Real estate income                                                        -                        -
Other revenues                                                      (98,815)                 (75,000)

                                                                            Six Months Ended
                                                                                June 30,
                                                                      2001                    2002

Total revenues                                                      (98,815)                 (75,000)
Interest expense                                                    (75,000)                 (75,000)
Depreciation and amortization expense                                     -                        -
Equity in net earnings (loss) of subsidiaries                      (486,539)              (2,646,541)
Income taxes                                                              -                        -
Segment profit (loss)                                                     -                        -
 Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                             -                        -
Total investments                                               (49,991,771)             (57,441,296)
Total assets                                                    (64,897,111)             (87,542,260)
Total policy and contract liabilities                            (9,910,624)             (23,378,786)
Total liabilities                                               (14,905,340)             (30,100,964)

Total

Net premiums earned - All other                                  30,406,015               30,060,436
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable            2,321,935                1,874,875
Real estate income                                                        -               33,935,661
Other revenues                                                    2,995,266                  218,629
Total revenues                                                   35,723,216               66,089,601
Interest expense                                                          -                   27,302
Depreciation and amortization expense                               169,685                  187,796
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                      259,400                1,855,293
Segment profit (loss)                                             2,847,444                3,898,927
 Significant noncash items other than depreciation and
                                                                          -                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                     1,960,859                2,131,302
Total investments                                               112,125,265              115,601,964
Total assets                                                    256,035,378              311,651,966
Total policy and contract liabilities                           129,573,012              197,810,147
Total liabilities                                               196,932,584              248,395,555

Note 6 - Shareholder Matters

         During the six months ended June 30, 2002, the Company repurchased 11,900 shares of its stock at a total price of $111,741 in open market transactions pursuant to its share repurchase program.

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

         As of December 31, 2001 and June 30, 2002, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                               December 31, 2001              June 30, 2002

Land                                                   $4,360                        $2,428
Capitalized overhead, interest and
       taxes                                            3,925                         2,597
Work in process                                        28,328                        27,219
       Total                                          $36,613                       $32,244
                                                       ======                        ======

         During the quarter ended June 30, 2002, the Company closed 49 condominium units and 20 boat slips at Harbour Village. The Company has determined to recognize revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

         Total income tax (benefit) for the six months ended June 30, 2001 and 2002 were allocated as follows:

                                                    Six Months Ended
                                                        June 30,
                                               2001                     2002
Tax expense (benefit) attributable to:
   Income from continuing operations        $ 259,400                 1,855,293
   Unrealized gains (losses) on
        securities available for sale          81,502                   (48,150)

            Total                            $340,902                $1,807,143
                                              =======                 =========
U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                Current                 Deferred                Total

June 30, 2001                                   859,090                (599,690)                259,400
June 30, 2002                                   511,037               1,344,256               1,855,293

         The state income tax components aggregated $13,170 and $450,001 for the periods ended June 30, 2001 and 2002, respectively.

         Income tax expense (benefit) for the periods ended June 30, 2001 and 2002 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                                June 30,
                                                                     2001                  2002

Expected income tax expense                                     $1,056,327                  $1,956,435
Foreign earned income not subject to U.S.
   taxation                                                       (802,708)                   (410,220)
Tax-exempt interest                                                (15,654)                          -
State taxes and other                                               21,435                     309,078

                                                                  $259,400                  $1,855,293
                                                                   =======                   =========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                   December 31,            June 30
                                                                       2001                  2002
Deferred tax assets:
     Loss reserve discounting                                         2,336,868            2,680,229
     Unearned premium reserves                                        2,128,862            1,640,250
     Difference between tax and GAAP basis of Harbour
         Village Project                                              5,118,563            4,394,806
          Gross deferred tax assets                                  $9,584,293           $8,715,285

Deferred tax liabilities:
     Deferred acquisition costs                                       1,855,958            1,331,531
     Unrealized gain on securities                                      311,530              359,680
     Other                                                                1,772                1,772
         Gross Deferred tax liabilities                               2,169,260            1,692,983

              Net deferred tax asset                                 $7,415,033           $7,022,302
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

         The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2001 and June 30, 2002 were $8,081,899 and $7,983,768, respectively. The Company did not maintain an allowance for loan losses, as it believes that the value of collateral held is sufficient to preclude any losses. The weighted average recorded investment in impaired notes receivable as of December 31, 2001 and June 30, 2002 were $2,494,294 and $8,032,834 respectively. Interest income recognized on impaired notes receivable during the six months ended June 30, 2001 and June 30, 2002 were $0 and $0, respectively.

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

            Goodwill and Intangibles                   December 31,              June 30,
                 (in Thousands)                            2001                    2002

Goodwill                                                $1,467                        -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                            $1,467--------------__-
Indefinite-lived Intangibles                                -                    $1,467
Other Amortizable Intangibles                               -                         -
Total Goodwill and Intangibles                          $1,467                   $1,467
                                                         =====                    =====

         In accordance with the disclosure requirements of SFAS 142 the following table shows the effect of the goodwill and intangibles amortization on the reported net income for the six months ended June 30, 2001 to show comparability between the periods presented.

                                                                      Six Months Ended
                                                                          June 30
                                                                       (In Thousands)
                                                                2001                   2002

Reported Net Income                                            $2,847                 $3,899
Add back:  Goodwill and Intangibles Amortization                   44                      -
Adjusted Net Income                                            $2,891                 $3,899
                                                                =====                  =====
Income Per Share Diluted
Reported Net Income                                              $.59                   $.83
Add back:  Goodwill and Intangibles Amortization                    -                      -
Adjusted Net Income - Basic                                      $.59                   $.83
                                                                 ====                   ====
Adjusted Net Income - Diluted                                    $.58                   $.80
                                                                 ====                   ====

Note 11 - Commitments and Contingencies

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of June 30, 2002, unreimbursed paid claims totaled $12.5 million and additional ceded case and incurred but not reported reserves totals approximately $21.0 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

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

         The following table sets forth the Company's consolidated revenues:

                                                                                                   Three            Six
                                                                                                   Months         Months
                                           Three Months                   Six Months               Ended           Ended
                                          Ended June 30,                Ended June 30,            June 30,       June 30,
                                                                                                  2001 to         2001 to
                                       2001            2002          2001           2002            2002           2002
                                                                     (Dollars in thousands)

Net Premiums earned:
Reinsurance:
   Workers' compensation             $2,930       $      -        $ 5,641       $      -           (100.0)%      (100.0)%
   General liability                  2,561          3,451          5,269          6,494             34.8          23.2
        Total reinsurance             5,491          3,451         10,910          6,494            (37.2)         (40.5)

Primary insurance:
   Commercial Line                    1,262            251          2,033            793            (80.1)        (61.0)
   Workers' compensation              1,488          2,059          2,127          4,361             38.4         105.0
   Surety                             2,444            246          4,469            652            (89.9)        (85.4)
   General liability                  3,953          7,291          6,922         13,791             84.4          99.2
   Program business                   2,399          2,163          3,945          3,969             (9.8)          0.6
      Total primary insurance        11,546         12,010         19,496         23,566              4.0          20.9
        Total net premiums
          earned                     17,037         15,461         30,406         30,060             (9.3)         (1.1)

Net investment income                   905            899          1,763          1,875             (0.7)          6.4
Interest on notes receivable            283              -            559              -           (100.0)       (100.0)
Commission and fee income:
   Brokerage commission
      income                            508             38            999            103            (92.5)        (89.7)
   Management fees from
      affiliate                         367              76           731            493            (79.3)        (32.6)
      Total commission and fee
        income                          875            114          1,730            596            (87.0)        (65.5)
Net realized gains (losses)             175           (548)           415           (466)          (413.1)       (212.3)
Real estate income                        -         14,897              -         33,936              -             -
Other income                            190             37            850             89            (80.5)        (89.5)
      Total Revenues                $19,465        $30,860        $35,723        $66,090             58.5%         85.0%

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                           Three months ended         Six months ended
                                                June 30,                  June 30,

                                           2001           2002          2001          2002
Insurance operations:
 Loss and loss adjustment expense
    ratio                                  63.2%        55.4%          62.0%          58.3%
 Expense ratio                             23.2         28.2           26.4           27.0
    Combined ratio                         86.4%        83.6%          88.4%          85.3%

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

         Net Premiums Earned. Net premiums earned decreased 9.3% to $15.5 million in the quarter ended June 30, 2002 from $17.0 million in the quarter ended June 30, 2001. The principal factors accounting for the decrease were a $1.0 million decrease in primary commercial lines premiums, a $2.2 million decrease in primary surety premiums, and a $2.4 million decrease in total workers' compensation premiums, while general liability premiums increased $4.2 million. These results were in line with the Company's strategy to focus on its more profitable lines of insurance business.

         Net Investment Income. Net investment income decreased to $899,000 in the quarter ended June 30, 2002 from $905,000 in the quarter ended June 30, 2001. The average pre-tax yield on investments was 5.2% in the quarter ended June 30, 2001 and 4.4% in the quarter ended June 30, 2002. The average after- tax yield on investments was 3.8% in the quarter ended June 30, 2001 and 3.2% in the quarter ended June 30, 2002.

         Interest from Notes Receivable. Interest from notes receivable decreased 100.0% from $283,000 in the quarter ended June 30, 2001 to $0 in the quarter ended June 30, 2002 due to repayment of various loans. Average notes receivable decreased to $8.0 million in the quarter ended June 30, 2002 from $9.1 million in the quarter ended June 30, 2001. During 2001, the Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. However, the appraised value of the collateral securing these loans is in excess of the balances owed.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 92.5% from $508,000 in the quarter ended June 30, 2001 to $38,000 in the quarter ended June 30, 2002 as a result of lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees decreased 79.3 from $367,000 in the quarter ended June 30, 2001 to $76,000 in the quarter ended June 30, 2002. These fees are derived from services provided by the Company to its risk retention group affiliate.

         Net Realized Gains and Losses. Net realized gains and losses decreased from a gain of $175,000 in the quarter ended June 30, 2001 to a loss of $548,000 for the quarter ended June 30, 2002 due to the sale of bonds in the Company's investment portfolio, primarily WorldCom bonds.

         Real Estate Income. Real estate sales at the Harbour Village project were $14.9 million in the quarter ended June 30, 2002. These sales were realized from the closing of 49 residential condominium units and 20 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income decreased 80.5% from $190,000 in the quarter ended June 30, 2001 to $37,000 for the quarter ended June 30, 2002 as a result of reduced fees generated by the Company's financial services subsidiary, American Safety Financial Corp. During 2001, the Company discontinued this line of business.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 20.5% from $10.8 million in the quarter ended June 30, 2001 to $8.6 million in the quarter ended June 30, 2002, as a result of decreased earned premiums in commercial lines, surety and workers' compensation lines of insurance business. As a result, the loss ratio has decreased to 55% in the quarter ended June 30, 2002 from 63% in the quarter ended June 30, 2001.

         Acquisition Expenses. Policy acquisition expenses remained at $3.2 million for both periods despite the fact that net premiums earned decreased 9.3%. This is due to higher volumes of general liability premiums, which carry higher acquisition costs and incresed this component of the expense ratio by 3.1%. Premium tax expense also decreased to $597,000 from $763,000 due to lower volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 10.8% from $3.4 million in the quarter ended June 30, 2001 to $3.8 million in the quarter ended June 30, 2002 due to higher payroll and legal expenses during the quarter.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $365,000 in the quarter ended June 30, 2001 to $12.5 million in the quarter ended June 30, 2002. Of the $12.5 million of costs recognized during the year, $11.6 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $850,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Income Taxes. Federal and state income taxes increased from $220,000 in the quarter ended June 30, 2001 to $882,000 in the quarter ended June 30, 2002 due to higher levels of income in the Company's U.S. insurance and real estate subsidiaries.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Net Premiums Earned. Net premiums earned decreased 1.1% from $30.4 million in the six months ended June 30, 2001 to $30.1 million in the six months ended June 30, 2002. The principal factors accounting for the decrease were a decrease of $1.2 million in primary commercial lines premiums, a decrease of $3.8 million in primary surety premiums, a decrease of $3.4 million in workers' compensation premiums, while general liability premiums increased $8.1. These results were in line with the Company's strategy to focus on its more profitable lines of insurance business.

         Net Investment Income. Net investment income increased 6.4% from $1.8 million in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5.2% in the six months ended June 30, 2001 and 4.5% in the six months ended June 30, 2002. The average after-tax yield on investments was 3.9% in the six months ended June 30, 2001 and 3.3% in the six months ended June 30, 2002.

         Interest from Notes Receivable. Interest from notes receivable decreased 100% from $559,000 in the six months ended June 30, 2001 to $0 in the six months ended June 30, 2002 due to repayment of various loans. Average notes receivable decreased to $8.0 million from $9.0 million for the six months. During 2001, the Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. However, the appraised value of the collateral securing these loans is in excess of the balances owed.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 89.7% from $999,000 in the six months ended June 30, 2001 to $103,000 in the six months ended June 30, 2002 due to lower levels of premiums produced by the Company's risk retention group affiliate, American Safety Risk Retention Group, Inc.

         Management Fees. Management fees were $731,000 in the six months ended June 30, 2001 and $493,000 in the six months ended June 30, 2002. These fees are derived from services provided by the Company to its risk retention group affiliate.

         Net Realized Gains and Losses. Net realized gains and losses decreased from a gain of $415,000 in the six months ended June 30, 2001 to a loss of $466,000 for the six months ended June 30, 2002 due to the sale of bonds in the Company's investment portfolio, primarily WorldCom bonds.

         Real Estate Income. Real estate sales at the Harbour Village project were $33.9 million for the six months ended June 30, 2002. These sales were realized from the closing of 115 residential condominium units and 55 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income decreased from $850,000 in the six months ended June 30, 2001 to $89,000 for the six months ended June 30, 2002 as a result of lower fees generated by the Company's financial services subsidiary, American Safety Financial Corp. During 2001, the Company discontinued this line of business.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 7.1% from $18.9 million in the six months ended June 30, 2001 to $17.5 million in the six months ended June 30, 2002, as a result of decreased net premiums earned in commercial lines, surety and workers' compensation lines of insurance business.

         Acquisition Expenses. Policy acquisition expenses increased .9% from $6.2 million in the six months ended June 30, 2001 to $6.3 million in the six months ended June 30, 2002 as a result of increased net earned premiums in the general liability line of insurance business. Premium tax expense also increased to $1.7 million from $1.5 million due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 3.5% from $6.8 million in the six months ended June 30, 2001 to $7.0 million in the six months ended June 30, 2002, due to higher payroll and legal expenses during the period.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $751,000 in the six months ended June 30, 2001 to $29.2 million in the six months ended June 30, 2002. Of the $29.2 million of costs recognized during the year, 27.5 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $1.7 million were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Income Taxes. Federal and state income taxes increased from $259,000 in the six months ended June 30, 2001 to $1.9 million in the six months ended June 30, 2002 due to higher levels of income in the Company's U.S. insurance and real estate subsidiaries.

Liquidity and Capital Resources

         The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers' compensation and excess and surplus lines. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums earned, investment income, income from real estate development sales, commission income and management fees. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity. Notwithstanding the Company’s dispute with one of its former reinsurers, Berkley Insurance Company, as disclosed elsewhere in this Report, management believes that the Company’s current cash flows are sufficient for the short-term needs of its insurance business and the Company’s invested assets are sufficient for the long-term needs of its insurance business.

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of June 30, 2002, unreimbursed paid claims totaled $12.5 million and additional ceded case and incurred but not reported reserves totaled approximately $21 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

         On a consolidated basis, net cash provided from operations was $13.6 million for the six months ended June 30, 2001 and $6.2 million for the six months ended June 30, 2002. The positive cash flows for said periods were primarily attributable to net premiums written and net earnings. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

         Total assets increased from $297.3 million at December 31, 2001 to $311.7 million at June 30, 2002 primarily due to increases in reinsurance recoverables. Cash, invested assets and notes receivable decreased from $139.6 million at December 31, 2001 to $137.6 million at June 30, 2002, as a result of decreases in real estate and short term investments. At June 30, 2002, the Company has repurchased 1,601,139 shares of its common stock at a total cost of $9.7 million since January 1999.

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

         Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce

Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. From inception through July 31, 2002, the Company’s marketing efforts had generated over $152 million of pre-sales of condominium units and boat slips.

         Management anticipates that Harbour Village will be developed in three Phases through 2004- 2005, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. In July 2000, the Company initially closed a $37 million acquisition, development and construction loan facility in order to commence construction of Phase 1 of the project, which loan facility was increased in July 2001. Through June 30, 2002, the Company has outstanding borrowings of $10.2 million from this loan facility. The estimated construction and development cost for the entire Harbour Village project is approximately $200 million. Phase 1 of the development, which is nearing completion, consists of site work, a 142-boat slip marina, 294 residential units, and related amenities. Phase 2 of the development currently under constructions consists of site work, eight buildings with 376 residential units, a par 3 golf course and related amenities. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on the Company's marketing efforts for the development of the Harbour Village project.

         Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of the Harbour Village project during the next 24 months of development. There can be no assurance, however, that the amounts available from the Company's sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet the Company's future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

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

Combined Ratio

         The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. The Company's reported combined ratio for its insurance operations may not provide an accurate indication of the Company's overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries. Depending on the Company's mix of business going forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of the Company's insurance and reinsurance programs.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareholders of the Company was held on June 21, 2002 in Hamilton, Bermuda. Proxies for the Annual General Meeting were solicited by the Board of Directors pursuant to applicable Bermuda law. The Company's shareholders elected Stephen R. Crim and David V. Brueggen as directors to serve three year terms expiring at the Annual General Meeting of Shareholders in 2005. The votes for the directors totaled 3,362,528 and 350,121 votes withheld authority to elect the directors. In addition, the Company's shareholders ratified the appointment of KPMG as the independent public accountants for the Company's fiscal year ending December 31, 2002. The votes for such ratification totaled 3,652,716, with 36,863 votes against and 23,070 votes abstaining.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

    (a)    The following exhibits are filed as part of this Report:

Exhibit No.            Description

      11                  Computation of Earnings Per Share

      99                  Harbour Village Development Status

    (b)    Reports on Form 8-K.

None.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2002.

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
                                         Chief Financial Officer
                                         (Principal Financial Officer)

Exhibit 11

American Safety Insurance Group, Ltd. and subsidiaries

Computation of Earnings Per Share

                                                    Three Months Ended                Six Months Ended
                                                June 30,          June 30,        June 30,          June 30,
                                              2001              2002            2001              2002

Basic:
Earnings (loss) available to common
shareholders........................         $1,585,668        $1,853,396        $2,847,444        $3,898,927
                                             ==========        ==========        ==========        ==========

Weighted average common shares
outstanding.........................          4,799,206         4,743,803         4,840,561         4,724,263

Basic earnings (loss) per common shares       $     .33        $      .39        $      .59         $     .83
                                              =========        ==========        ==========         =========

Diluted:
Earnings (loss) available to common          $1,585,668        $1,853,396        $2,819,957        $3,898,927
shareholders..........................       ==========        ==========        ==========        ==========

Weighted average common shares
outstanding............................       4,799,206         4,743,803         4,840,561         4,724,263

Weighted average common shares
equivalents associated with options....         184,879           139,096           109,019           151,416

Total weighted average common
shares.................................       4,984,085         4,882,899         4,949,580         4,875,679
                                             ==========        ==========        ==========        ==========

Diluted earnings (loss) per common           $      .32        $      .38        $      .58       $       .80
shares..............................         ==========        ==========        ==========       ===========

Exhibit 99

Harbour Village Development Status

(000)s except references to Condo Units

(unaudited)

Harbour Village Development Status                           Phase 1                      Phase 2
(000)s except references to Condo Units                           Townhouses
                                                                                      The      The
                                                   Marina       Oak                  Links    Links  Fisherman's     Total
                                               Condos     Hammock   Riverwalk    North    South    Harbour       Condos    Boat Slips    Total
               6/30/2002

Planned Number of Condo Units and Boat Slips          248         18       28         188        188         70          740       142          882
Condo Units and Boat Slips under Contract             246         15       28         162          8         54          513       139          652
Number of Closed Units                                217          -        -           -          -          -          217       104          321
Value of Pre-sale Contracts (Note 1)               62,292      7,140   10,664      40,274      1,950     11,768      134,088    12,712      146,800
Number of Buildings                                     8          4        6           4          4          1           27

Number of Buildings Complete by Task
Building Foundation                                     8          4        5           2          -          -
Vertical Building Completed                             8          3        2           -          -          -
Interior Finish Completed                               8          -        -           -          -          -
Certificate of Occupancy Received                       8          -        -           -          -          -

     Outlook For 3rd Quarter of 2002
                                 Units Closed          29           5       10           -                                44         12          56
                  Sales Value of Closed Units       8,221       2,617    3,415           -                            14,253      1,284      15,537

                           Revenue Recognized       7,958       2,486    3,244           -                            13,688      1,111      14,799
                                Other Revenue                                                                                                   150

 Total Revenue                                                                                                                               14,949

                      Gross Profit Recognized       1,185          37     (33)           -                             1,189        434       1,623

                 Other Expense (Income) Items                                                                                                   898
                               Pre-Tax Profit                                                                                                   925

             2nd Quarter Actual

                                 Units Closed          49           -        -           -        -                        49         20          69
                  Sales Value of Closed Units      12,939           -        -           -        -                    12,939      1,818      14,757

                           Revenue Recognized      13,158           -        -           -        -                    13,158      1,626      14,784
                                Other Revenue           -           -        -           -        -                                    -           -

 Total Revenue                                                                                                                                14,784

                      Gross Profit Recognized       2,587           -        -           -        -                     2,587        701       3,288

                 Other Expense (Income) Items                                                                                                   850
                               Pre-Tax Profit                                                                                                 2,438

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