Form 10-Q
period 2002-09-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2002-11-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                     --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on October 2, 2002 was 4,747,884.

                                       AMERICAN SAFETY INSURANCE GROUP, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS

                                                                                                               Page

PART I - FINANCIAL INFORMATION
         Item 1.      Financial Statements........................................................................1
         Item 2.     Management's Discussion and Analysis of Financial Condition

PART II - OTHER INFORMATION
         Item 1.     Legal Proceedings...........................................................................37
         Item 2.     Changes in Securities and Use of Proceeds...................................................37
         Item 3.     Defaults Upon Senior Securities.............................................................37
         Item 4.      Submission of Matters to a Vote of Security Holders........................................37
         Item 5.     Other Information...........................................................................37
         Item 6.     Exhibits and Reports on Form 8-K............................................................37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                                   December 31,               September 30,
                                                                      2001                       2002
                                                                                               (unaudited)

                           Assets
Investments:
   Securities available for sale, at fair value:

   Fixed maturities                                              $61,836,101                $96,680,470
   Investment in real estate                                      37,662,600                 34,424,322
   Short-term investments                                         21,742,272                  6,015,135

         Total investments                                       121,240,973                137,119,927

Cash                                                               1,302,842                 14,769,092
Restricted cash                                                    9,010,489                  9,497,648
Accrued investment income                                          2,424,551                  2,321,260
Notes receivable - other                                           8,081,899                  8,015,967
Premiums receivable                                               25,783,225                 21,491,357
Ceded unearned premium                                            19,161,319                 25,205,256
Reinsurance recoverable                                           87,173,021                104,706,972
Funds on deposit                                                     312,717                    598,662
Due from affiliate                                                 1,108,520                    346,621
Income tax recoverable                                             1,614,940                  1,277,119
Deferred income taxes                                              7,415,033                  5,754,812
Deferred acquisition costs                                         5,781,810                  8,224,964
Property, plant and equipment                                      2,046,332                  2,184,509
Prepaid items                                                      1,480,078                  1,575,493
Goodwill and other intangible assets                               1,466,629                  1,466,629
Other assets                                                       1,857,239                  1,612,823

         Total assets                                           $297,261,617               $346,169,111
                                                                ============               ============

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                    121,423,039                145,120,685
   Unearned premiums                                              53,205,500                 72,248,722
   Reinsurance on paid losses and loss adjustment expenses         2,081,845                    791,785
   Ceded premiums payable                                         14,224,460                  8,115,668
   Due to affiliate:
     Reinsurance on paid losses and loss adjustment expenses               -                    118,141
   Escrow deposits                                                11,718,824                 12,962,845
   Accounts payable and accrued expenses                          13,459,422                 11,284,438
   Funds held                                                      1,433,648                 10,114,097
   Loan payable                                                   16,403,135                 13,891,973
   Collateral held                                                   821,302                 1,170,484
   Deferred Revenue                                                2,185,104                  3,424,162
   Unearned loan fees                                                325,000                    325,000

         Total liabilities                                      $237,281,279               $279,568,000
                                                                ============               ============

                                                                   December 31,               September 30,
                                                                      2001                       2002
                                                                                               (unaudited)

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued and outstanding                              -                          -
     Common stock, $0.01 par value; authorized 15,000,000
       shares; issued and outstanding at December 31, 2001,
       6,287,266 shares, and at September 30, 2002, 6,349,023
       shares                                                         62,873                     63,490
   Additional paid-in capital                                     35,206,614                 35,574,493
   Retained earnings                                              33,416,851                 36,648,008
   Accumulated other comprehensive income net                        834,974                  3,967,835
   Treasury stock, 1,589,239 shares at December 31, 2001,
     and 1,601,139 shares at September 30, 2002                   (9,540,974)                (9,652,715)
         Total shareholders' equity                               59,980,338                 66,601,111

         Total liabilities and shareholders' equity             $297,261,617               $346,169,111
                                                                ============               ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Earnings

(Unaudited)

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,

                                                    2001             2002             2001              2002
Revenues:
    Direct premiums earned                   $  28,494,114       $  29,903,241    $79,657,272      $87,702,115
Assumed premiums earned:
    Affiliate                                    2,633,927         2,211,894        7,737,630        8,753,370
    Nonaffiliates                                3,468,186         3,415,756       11,106,525        6,299,363
    Total assumed premiums earned                6,102,113         5,627,650       18,844,155       15,052,733

Ceded premiums earned:
    Affiliate                                    1,925,225           869,927        4,842,878        2,397,364
    Nonaffiliates                               18,331,867        15,876,784       48,913,399       51,512,868
      Total ceded premiums earned               20,257,092        16,746,711       53,756,277       53,910,232
      Net premiums earned                       14,339,135        18,784,180       44,745,150       48,844,616
    Net investment income                          946,765           973,320        2,709,385        2,848,195
    Interest on notes receivable                   207,622                 -          766,937                -
    Brokerage commission income                    716,003            34,044        1,715,027          136,684
    Management fees from affiliate                 363,354           246,563        1,094,662          739,744
    Net realized gains (losses)                    186,005           (56,183)         601,354         (521,885)
    Sales - real estate                          3,180,705        10,723,526        3,180,705       44,659,187
    Other income                                   128,814            30,504          978,399          119,014
      Total revenues                            20,068,403        30,735,954       55,791,619       96,825,555

Expenses:
    Losses and loss adjustment expenses incurred 9,636,161        10,648,265       28,501,533       28,178,777
    Acquisition expenses                         2,561,742         4,072,469        8,801,854       10,369,914
    Payroll and related expenses                 2,073,232         2,300,400        6,255,317        6,604,500
    Real estate expenses                         3,096,454         9,626,848        3,578,941       38,781,328
    Other expenses                               1,455,311         1,723,424        4,301,627        4,418,676
    Expense due to rescission                            -         1,152,876                -        1,506,468
    Total expenses                              18,822,900         29,524,282      51,439,272       89,859,663
        Earnings before income taxes             1,245,503         1,211,672        4,352,347        6,965,892

Income taxes                                       266,750           178,143          526,150        2,033,436

Net earnings                                      $978,753        $1,033,529       $3,826,197       $4,932,456

Net earnings per share:
    Basic                                          $   0.20           $  0.22         $   0.79         $  1.04
    Diluted                                        $   0.20           $  0.21         $   0.77         $  1.01

Common shares used in computing earnings per
share:
    Basic                                        4,788,648         4,746,695        4,823,066        4,731,822
                                                 =========         =========        =========        =========
    Diluted                                      4,996,787         4,864,450        4,949,942        4,876,659
                                                 =========         =========        =========        =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                  2001                      2002

Cash flow from operating activities:
     Net earnings                                                          $3,826,197                $4,932,456
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Realized (gains)/losses on sale of investments                        (601,354)                  521,885
       Amortization of deferred acquisition costs                            (950,823)               (2,443,154)
       Change in:
         Accrued investment income                                           (620,129)                  103,291
         Premiums receivable                                               (1,928,205)                4,291,868
         Reinsurance recoverable and ceded unearned premiums              (28,755,811)              (24,867,948)
         Unearned loan fees                                                  (243,750)                        -
         Funds held by reinsured                                           (3,413,299)                8,680,449
         Due from affiliate                                                    89,120                   761,899
         Funds on deposit                                                    (828,579)                 (285,945)
         Income taxes                                                         913,561                 1,998,042
         Unpaid losses and loss adjustment expenses                        30,166,295                23,697,646
         Unearned premiums                                                 24,957,116                19,043,222
         Ceded premiums payable                                            (6,776,822)               (6,108,792)
         Due to affiliate                                                     265,606                   118,141
         Accounts payable and accrued expenses                              3,399,939                (2,174,984)
         Collateral held                                                      155,132                   349,182
         Prepaid items                                                       (263,356)                  (95,415)
         Deferred revenue                                                     256,916                 1,239,058
         Other, net                                                           169,995                  (982,563)
                Net cash provided by operating activities                  19,817,749                28,778,338

Cash flow from investing activities:
     Purchases of fixed maturities                                        (40,573,756)              (68,102,237)
     Purchases of equity investments                                       (2,905,977)                        -
     Proceeds from maturity and redemption of fixed maturities              1,039,717                   401,507
     Proceeds from sale of fixed maturities                                27,959,232                36,590,769
     Proceeds from sale of equity investments                               2,429,563                   103,550
     Decrease (increase) in investment in real estate                     (21,012,588)                3,238,278
     Decrease (increase) in short-term investments                         (6,934,692)               15,727,137
     Advances in notes receivable - other                                     803,902                    65,932
     Purchase of fixed assets, net                                         (1,082,041)                 (138,177)
       Net cash (used in) investing activities                            (40,276,640)              (12,113,241)

Cash flow from financing activities:
     Purchase of treasury stock                                            (2,000,562)                 (111,741)
     Proceeds from issuance of common stock                                         -                   368,496
     Proceeds from (repayment of) loan payable                             17,971,841                (2,511,162)
     Proceeds from escrow deposits                                          7,417,423                 1,244,021
     (Deposits) withdrawals from restricted cash                           (4,450,789)                 (487,159)
     Dividends paid                                                                 -                (1,701,302)
       Net cash provided by financing activities                           18,937,913                (3,198,847)

       Net increase (decrease) in cash                                     (1,520,979)               13,466,250

Cash at beginning of period                                                 3,784,102                 1,302,842

Cash at end of period                                                      $2,263,124               $14,769,092

Supplemental disclosure of cash flow information:
     Interest expenses paid                                                    13,014                   342,684

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

                                                         Three months ended                     Nine months ended
                                                           September 30,                          September 30,

                                                      2001                2002               2001                2002

Net earnings                                   $     978,753       $   1,033,529      $   3,826,197       $    4,932,456
   Other comprehensive earnings before
      income taxes:

   Unrealized gains on securities available for
      sale                                         1,884,379           3,665,505          2,103,042            3,508,690

   Reclassification adjustment for realized
      gains (losses) included in net earnings        186,005             (56,183)           601,354             (521,885)

   Total other comprehensive earnings before
      taxes                                        1,698,374           3,721,688          1,501,688            4,030,575

   Income tax expense related to items of
      other comprehensive income                     469,118             849,568            387,616              897,714

   Other comprehensive earnings net of
      income taxes                                 1,229,256           2,872,120          1,114,072            3,132,861

  Total comprehensive earnings                 $   2,208,009       $   3,905,649      $   4,940,269       $    8,065,317
                                               =============       =============      =============       ==============

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

         The results of operations for the three months or nine months ended September 30, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2001.

         The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2002 presentation.

Note 2 - Accounting Pronouncements

         In July 2001, the FASB issued Statement of Financial Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         SFAS 141 requires upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss is measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company adopted SFAS 142 effective January 1, 2002.

         As of the date of adoption, the Company had unamortized goodwill in the amount of $1.5 million, which is subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $87,234, $0 and $0 for the year ended December 31, 2001 and the three and nine month periods ended September 30, 2002, respectively. See Note 10 for additional information.

         The FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" in August 2001. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003, and does not expect the adoption of this statement to have any material impact on its consolidated financial statements.

         The FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provide a single accounting model for long-lived assets to be disposed of. The standard is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Corporation adopted SFAS 144 effective January 1, 2002 with no material impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146. This standard, which addresses accounting and reporting for costs associated with exit or disposal activities, will be effective January 1, 2003, and is not expected to have a material impact on the Company's financial position or results of operations.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2001 and September 30, 2002 are as follows:

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
                                               ===========          ==========        ==========        ===========

September 30, 2002:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and obligations of
         U.S. Government  corporations and
         agencies                              $47,893,422          $2,804,131      $           0       $50,697,553
      Corporate securities                      35,060,359           2,453,841           336,859         37,177,341
      Foreign Securities                           599,411              68,664                 0            668,075
      Mortgage-backed securities                 7,877,760             264,514             4,773          8,137,501
      Total fixed maturities                   $91,430,952          $5,591,150(a)       $341,632        $96,680,470
                                               ===========          ==========        ==========        ===========

(a)Unrealized gains include 72,434, which relate to funds held

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

Through its United States brokerage and management services subsidiaries, the Company also provides specialized insurance program development, underwriting, risk and reinsurance placement, program management, brokerage, loss control, claims administration and marketing services. The Company also insures and places risks through its United States insurance subsidiaries, as well as its non-subsidiary risk retention group affiliate and other unaffiliated insurance and reinsurance companies.

Through its Bermuda operating segment, the Company places and reinsures a portion of the risks underwritten directly by its United States segment, its risk retention group affiliate and other insurers.

         (c)        Information about segment profit or loss and assets:

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      2001                    2002
United States - Insurance
Net premiums earned - All other                                 $43,281,201              $48,371,226
Net premiums earned - Intersegment                               (6,977,694)             (17,233,023)
Net investment income and interest on notes receivable            2,127,759                2,207,522
Real estate income                                                        -                        -
Other revenues                                                    4,117,682                  718,091
Total revenues                                                   42,548,948               34,063,816

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      2001                    2002

Interest expense                                                    131,370                  151,941
Depreciation and amortization expense                               214,687                  174,973
Equity in net earnings of subsidiaries                                    -                        -
Income tax expense (benefit)                                        660,364                 (274,529)
Segment profit (loss)                                             1,299,554                 (658,922)
 Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                       849,621                  915,472
Total investments                                                65,996,404               76,289,560
Total assets                                                    201,731,059              276,492,610
Total policy and contract liabilities                           141,003,699              211,084,015
Total liabilities                                               172,920,822              243,418,736

United States - Real Estate
Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Real estate income                                                3,180,705               44,659,187
Other revenues                                                        3,491                    1,447
Total revenues                                                    3,184,196               44,660,634
Interest expense                                                          -                        -
Depreciation and amortization expense                                 4,524                  107,002
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense (benefit)                                     (134,214)               2,307,965
Segment profit/(loss)                                              (260,531)               3,571,341
 Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                       323,996                  444,870
Total investments                                                44,958,893               34,424,322
Total assets                                                     57,822,811               49,434,399
Total policy and contract liabilities                                     -                        -
Total liabilities                                                47,182,538               34,577,993

Bermuda
Net premiums earned - All other                                   1,463,949                  473,390
Net premiums earned - Intersegment                                6,977,694               17,233,023
Net investment income and interest on notes receivable            1,348,563                  640,673
Real estate income                                                        -                        -
Other revenues                                                      414,170                 (133,481)
Total revenues                                                   10,204,376               18,213,605
Interest expense                                                          -                        -
Depreciation and amortization expense                                 5,833                   15,000
Equity in net earnings of subsidiaries                            1,039,023                2,912,419
Income taxes                                                              -                        -
Segment profit                                                    2,787,174                2,020,037
 Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                       844,167                  824,167
Total investments                                                67,677,226               87,870,817

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      2001                    2002

Total assets                                                     91,981,519              116,842,119
Total policy and contract liabilities                            16,436,234               34,362,939
Total liabilities                                                18,671,408               36,706,516

Intersegment Eliminations
Net premiums earned - All other                                           -                        -
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable                    -                        -
Real estate income                                                        -                        -
Other revenues                                                     (145,901)                (112,500)
Total revenues                                                     (145,901)                (112,500)
Interest expense                                                   (112,500)                (112,500)
Depreciation and amortization expense                                     -                        -
Equity in net earnings (loss) of subsidiaries                    (1,039,023)              (2,912,419)
Income taxes                                                              -                        -
Segment profit (loss)                                                     -                        -
 Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                             -                        -
Total investments                                               (51,859,674)             (61,464,772)
Total assets                                                    (66,021,706)             (96,600,017)
Total policy and contract liabilities                            (9,854,541)             (28,077,547)
Total liabilities                                               (14,062,032)             (35,135,245)

Total
Net premiums earned - All other                                  44,745,150               48,844,616
Net premiums earned - Intersegment                                        -                        -
Net investment income and interest on notes receivable            3,476,322                2,848,195
Real estate income                                                3,180,705               44,659,187
Other revenues                                                    4,389,442                  473,557
Total revenues                                                   55,791,619               96,825,555
Interest expense                                                     18,870                   39,441
Depreciation and amortization expense                               225,044                  296,975
Equity in net earnings of subsidiaries                                    -                        -
Income taxes expense                                                526,150                2,033,436
Segment profit                                                    3,826,197                4,932,456
 Significant noncash items other than depreciation and
  amortization                                                            -                        -
Property, plant and equipment                                     2,017,784                2,184,509
Total investments                                               126,772,849              137,119,927
Total assets                                                    285,513,683              346,169,111
Total policy and contract liabilities                           147,585,392              217,369,407
Total liabilities                                               224,712,736              279,568,000

Note 6 - Shareholder Matters

         During the nine months ended September 30, 2002, the Company repurchased 11,900 shares of its stock at a total price of $111,741 in open market transactions pursuant to its share repurchase program.

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

         As of December 31, 2001 and September 30, 2002, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                               December 31, 2001            September 30, 2002

Land                                                   $4,360                        $2,308
Capitalized overhead, interest and
       taxes                                            3,925                         2,647
Work in process                                        28,328                        29,469
       Total                                          $36,613                       $34,424
                                                      =======                       =======

         During the quarter ended September 30, 2002, the Company closed 32 condominium units and 14 boat slips at Harbour Village. The Company has determined to recognize revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

         Total income tax expense for the nine months ended September 30, 2001 and 2002 were allocated as follows:

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           2001                        2002
Tax expense attributable to:
   Income from continuing operations                                    $ 526,150                   $2,033,436
   Unrealized gains on
        securities available for sale                                     387,612                      897,714

            Total                                                        $913,762                   $2,931,150
                                                                         ========                   ==========

         U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                Current                 Deferred                Total

September 30, 2001                            2,089,704              (1,563,554)                526,150
September 30, 2002                              271,259               1,762,177               2,033,436

         The state income tax components aggregated $(2,090) and $520,985 for the periods ended September 30, 2001 and 2002, respectively.

         Income tax expense (benefit) for the periods ended September 30, 2001 and 2002 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                             September 30,
                                                                     2001                      2002

Expected income tax expense                                     $1,479,798                  $2,368,403
Foreign earned income not subject to U.S.
   taxation                                                       (947,639)                   (686,813)
Tax-exempt interest                                                (15,654)                          -
State taxes and other                                                9,645                     351,846

                                                                  $526,150                  $2,033,436
                                                                  ========                  ==========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                   December 31,          September 30
                                                                       2001                  2002
Deferred tax assets:
     Loss reserve discounting                                         2,336,868            3,085,480
     Unearned premium reserves                                        2,128,862            2,281,688
     Difference between tax and GAAP basis of Harbour
         Village Project                                              5,118,563            3,280,699
          Gross deferred tax assets                                  $9,584,293           $8,647,867

Deferred tax liabilities:
     Deferred acquisition costs                                       1,855,958            1,682,353
     Unrealized gain on securities                                      311,530            1,209,249

     Other                                                                1,772                1,453
         Gross Deferred  tax liabilities                              2,169,260            2,893,055

              Net deferred tax asset                                 $7,415,033           $5,754,812
                                                                     ==========           ==========

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

         The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2001 and September 30, 2002 were $8,081,899 and $8,015,967, respectively. The Company did not maintain an allowance for loan losses, as it believes that the value of collateral held is sufficient to preclude any losses. The weighted average recorded investment in impaired notes receivable as of December 31, 2001 and September 30, 2002 were $2,494,294 and $8,048,933 respectively. Interest income recognized on impaired notes receivable during the nine months ended September 30, 2001 and September 30, 2002 were $0 and $0, respectively.

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

                Goodwill and Intangibles               December 31,              September 30,
                     (in Thousands)                        2001                      2002

Goodwill                                                  $1,467                         -
Indefinite-lived Intangibles                                   -                    $1,467
Other Amortizable Intangibles                                  -                         -
Total Goodwill and Intangibles                            $1,467                    $1,467
                                                          ======                    ======

         In accordance with the disclosure requirements of SFAS 142 the following table shows the effect of the goodwill and intangibles amortization on the reported net income for the nine months ended September 30, 2001 and September 30, 2002 to show comparability between the periods presented.

                                                                      Nine Months Ended
                                                                         September 30
                                                                        (In Thousands)
                                                                2001                 2002

Reported Net Earnings                                          $3,826                $4,932
Add back:  Goodwill and Intangibles                                66                     -
Amortization
Adjusted Net Earnings                                          $3,892                $4,932
                                                               ======                ======
Earnings Per Share Diluted
Reported Net Earnings                                           $0.79                 $1.04
Add back:  Goodwill and Intangibles                              0.01                     -
Amortization
Adjusted Net Earnings - Basic                                   $0.80                 $1.04
                                                                =====                 =====
Adjusted Net Earnings - Diluted                                 $0.78                 $1.01
                                                                =====                 =====

Note 11 - Commitments and Contingencies

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market” that existed in 1998 and 1999. As of September 30, 2002, unreimbursed paid claims totaled $15.7 million and additional ceded case and incurred but not reported reserves totals approximately $19.5 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. The arbitration panel has been chosen, and the arbitration panel has scheduled a hearing in May 2003. The parties are presently engaged in the discovery phase of the proceedings. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

Note 12 - Consolidating Information

         The following represents consolidating information for the Company and its subsidiaries:

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
         Balance Sheet
December 31, 2001
             Assets
Investment in subsidiary         $ 51,376,103      $38,704,393      $           -     $ (90,080,496)     $           -
Fixed maturities                    4,297,570                -         57,538,531                 -         61,836,101
Common stock                                -                -            100,000          (100,000)                 -
Investment in real estate                   -                -         37,662,600                 -         37,662,600
Cash                                   14,737          296,712            991,393                 -          1,302,842
Restricted Cash                             -                -          9,010,489                 -          9,010,489
Short term investments                201,742                -         21,540,530                 -         21,742,272
Secured notes receivable            2,500,000                -          8,081,899        (2,500,000)         8,081,899
Accrued investment income             456,181                -          2,318,370          (350,000)         2,424,551
     Total investments and cash    58,846,333       39,001,105        137,243,812       (93,030,496)       142,060,754
Premium receivable                  1,434,586                -         31,576,824        (7,228,185)        25,783,225
Due from affiliate                  1,304,302          859,945                  -        (1,055,727)         1,108,520
Reinsurance recoverable               577,000                -        124,115,361       (18,336,804)       106,355,557
Income taxes recoverable                    -        1,208,703            406,237                 -          1,614,940
Deferred income taxes                       -                -          7,415,033                 -          7,415,033
Other assets                        1,056,421        1,267,704         11,260,800          (661,337)        12,923,588
     Total Assets                $ 63,218,642     $ 42,337,457      $ 312,018,067     $(120,312,549)     $ 297,261,617
                                 ================ ================  ================= =================  =================

      Liabilities and Shareholders'  Equity

Unpaid losses and loss
   adjustment expenses           $  1,964,279     $          -      $ 129,136,148     $  (9,677,388)     $ 121,423,039
Unearned premium                            -                -         55,640,711        (2,435,211)        53,205,500
Ceded premiums payable                992,803                -         27,059,259       (13,827,602)        14,224,460
Assumed loss and lae payable                -                -          1,925,739                 -          1,925,739
Deferred revenue                            -                -          2,185,104                 -          2,185,104
Due to affiliate                            -                -          3,456,121        (3,456,121)                 -

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts

Loan payable                                -        1,006,000         15,397,135                 -         16,403,135
Escrow deposits                             -                -         11,718,824                 -         11,718,824
Income taxes payable                        -                -                  -                 -                  -
Accounts payable and accrued
   expenses                            181,222       1,031,000         15,718,987          (735,731)        16,195,478

     Total Liabilities              3,138,304        2,037,000        262,238,028       (30,132,053)       237,281,279

Common stock                          162,873              500          3,621,500        (3,722,000)            62,873
Additional paid in capital         35,206,612       38,818,852         34,023,383       (72,842,235)        35,206,612
Accumulated other
     comprehensive earnings
     (loss), net                      834,974          604,736            598,894        (1,203,630)           834,974
Retained earnings                  33,416,853          876,369         11,536,262       (12,412,631)        33,416,853
Treasury stock                     (9,540,974)               -                  -                 -         (9,540,974)
     Total Shareholders' Equity    60,080,338       40,300,457         49,780,039       (90,180,496)        59,980,338
     Total Liabilities and
       Shareholders' Equity       $63,218,642     $ 42,337,457      $ 312,018,067     $(120,312,549)     $ 297,261,617
                                 ================ ================  ================= =================  =================

          Balance Sheet
September 30, 2002
             Assets

Investment in subsidiary         $ 61,364,772     $ 47,451,497      $           -     $(108,816,269)     $           -
Fixed maturities                    3,033,881                -         93,646,589                 -         96,680,470
Common stock                                -                -            100,000          (100,000)                 -
Investment in real estate                   -                -         34,424,322                 -         34,424,322
Cash                                  973,821                -         13,795,271                 -         14,769,092
Restricted Cash                             -                -          9,497,648                 -          9,497,648
Short term investments                      -                -          6,015,135                 -          6,015,135
Secured notes receivable            2,500,000                -          8,015,967        (2,500,000)         8,015,967
Accrued investment income             497,202                -          2,286,558          (462,500)         2,321,260
     Total investments and cash    68,369,676       47,451,497        167,781,490      (111,878,769)       171,723,894
Premium receivable                  1,138,513                -         23,876,449        (3,523,605)        21,491,357
Due from affiliate                 (2,187,574)        (180,283)         3,053,551          (339,073)           346,621
Reinsurance recoverable               868,500                -        158,912,873       (29,270,483)       130,510,890
Income taxes recoverable                    -        1,686,363           (409,244)                -          1,277,119
Deferred income taxes                       -                -          5,754,812                 -          5,754,812
Other assets                          820,777        1,416,026         12,817,615            10,000         15,064,418
     Total Assets                $ 69,009,892     $ 50,373,603      $ 371,787,546     $(145,001,930)     $ 346,169,111
                                 ================ ================  ================= =================  =================

 Liabilities and Shareholders'
Equity

Unpaid losses and loss
   adjustment expenses           $  2,063,736     $          -      $ 158,136,282     $ (15,079,333)     $ 145,120,685
Unearned premium                            -                -         85,246,936       (12,998,214)        72,248,722
Ceded premiums payable                 38,348                -         12,973,443        (4,896,123)         8,115,668
Assumed loss and lae payable                -                -                  -                 -                  -
Deferred revenue                            -                -          3,424,162                 -          3,424,162
Due to affiliate                            -                -          3,372,578        (2,462,652)           909,926
Loan payable                                -        1,006,000         12,885,973                 -         13,891,973
Escrow deposits                             -                -         12,962,845                 -         12,962,845
Income taxes payable                        -                -                  -                 -                  -
Accounts payable and accrued
   expenses                           206,697        1,437,323         21,899,338          (649,339)        22,894,019
     Total Liabilities              2,308,781        2,443,323        310,901,557       (36,085,661)       279,568,000

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts

Common stock                          163,490              500          3,621,500        (3,722,000)            63,490
Additional paid in capital         35,574,493       41,793,619         36,998,150       (78,791,769)        35,574,493
Accumulated other comprehen-
     sive earnings (loss), net      3,967,835        2,347,365          3,679,479        (6,026,844)         3,967,835
Retained earnings                  36,648,008        3,788,796         16,586,860       (20,375,656)        36,648,008
Treasury stock                     (9,652,715)               -                  -                 -         (9,652,715)
     Total Shareholders' Equity    66,701,111       47,930,280         60,885,989      (108,916,269)        66,601,111
     Total Liabilities and
       Shareholders' Equity      $ 69,009,892     $ 50,373,603      $ 371,787,546     $(145,001,930)     $ 346,169,111
                                 ================ ================  ================= =================  =================

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
        Income Statement

September 30, 2001
Quarter to Date

Direct and assumed premiums
     earned                      $          -     $          -      $  36,437,052     $  (1,840,825)     $  34,596,227
Ceded premiums earned                       -                -        (22,097,917)        1,840,825        (20,257,092)
               rned                         -                -         14,339,135                 -         14,339,135
Investment income                      56,652               46            890,067                 -            946,765
Interest on notes receivable           15,923                -            191,699                 -            207,622
Brokerage commission income                 -                -          2,079,985        (1,363,982)           716,003
Management fees from related
     party                                  -                -            733,635          (370,281)           363,354
Realized gains (losses) on
     investments                            -                -            186,005                 -            186,005
Real estate income                          -                -          3,180,705                 -          3,180,705
Other income                           52,228                -            114,086           (37,500)           128,814
     Total revenues                   124,803               46         21,715,317        (1,771,763)        20,068,403

Losses and LAE incurred              (250,000)               -          9,886,161                 -          9,636,161
Acquisition expenses                        -                -          3,925,724        (1,363,982)         2,561,742
Real estate expenses                        -                -          3,096,454                 -          3,096,454
Payroll and related expenses           11,561                -          2,061,671                 -          2,073,232
Other expenses                        200,446          171,038          1,491,121          (407,781)         1,455,311
Expenses due to rescission                  -                -                  -                 -                  -
     Total expenses                   (37,993)         171,038         20,461,618        (1,771,763)        18,822,900

Earnings (loss) before equity in
     earnings in subsidiary           162,796         (170,992)         1,253,699                 -          1,245,503
Equity in net earnings (loss) of
     subsidiary                       815,957          665,339                  -        (1,481,296)                 -
Earnings (loss) before income
     taxes                            978,753          494,347          1,253,699        (1,481,296)         1,245,503
Income Taxes                                -          (58,137)           324,887                 -            266,750
     Net earnings (loss)         $    978,753     $    552,484      $     928,812     $  (1,481,296)     $     978,753

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
        Income Statement

September 30, 2002
Quarter to Date

Direct and assumed premiums
     earned                      $          -     $          -      $  41,924,289     $  (6,393,398)     $  35,530,891
Ceded premiums earned                       -                -        (23,140,109)        6,393,398        (16,746,711)
Net premiums earned                         -                -         18,784,180                 -         18,784,180
Investment income                      29,347                -            943,973                 -            973,320
Interest on notes receivable                -                -                  -                 -                  -
Brokerage commission income                 -                -             34,044                 -             34,044
Management fees from related
     party                                  -                -            246,563                 -            246,563
Realized gains (losses) on
     investments                        3,086                -            (59,269)                -            (56,183)
Real estate income                          -                -         10,723,526                 -         10,723,526
Other income                           37,500                -             30,504           (37,500)            30,504
     Total revenues                    69,933                -         30,703,521           (37,500)        30,735,954

Losses and LAE incurred                     -                -         10,648,265                 -         10,648,265
Acquisition expenses                        -                -          4,072,469                 -          4,072,469
Real estate expenses                        -                -          9,432,887           193,961          9,626,848
Payroll and related expenses           26,097                -          2,389,363          (115,060)         2,300,400
Other expenses                        228,052          201,077          1,410,696          (116,401)         1,723,424
Expenses due to rescission                  -        1,152,876                  -                 -          1,152,876
     Total expenses                   254,149        1,353,953         27,953,680           (37,500)        29,524,282

Earnings (loss) before equity in
     earnings in subsidiary          (184,216)      (1,353,953)         2,749,841                 -          1,211,672
Equity in net earnings (loss) of
     subsidiary                     1,217,745        1,088,607                  -        (2,306,352)                 -
Earnings (loss) before income
     taxes                          1,033,529         (265,346)         2,749,841        (2,306,352)         1,211,672
Income Taxes                                -         (460,344)           638,487                 -            178,143
     Net earnings (loss)         $  1,033,529     $    194,998      $   2,111,354     $  (2,306,352)     $   1,033,529

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
        Income Statement

September 30, 2001
Year to Date

Direct and assumed premiums
     earned                      $          -     $          -        105,479,121        (6,977,694)        98,501,427
Ceded premiums earned                       -                -        (60,733,971)        6,977,694        (53,756,277)
Net premiums earned                         -                -         44,745,150                 -         44,745,150
Investment income                     169,326              754          2,539,305                 -          2,709,385
Interest on notes receivable          103,844                -            663,093                 -            766,937
Brokerage commission income                 -                -          4,677,957        (2,962,930)         1,715,027
Management fees from related
     party                                  -                -          2,169,370        (1,074,708)         1,094,662
Realized gains on investments               -                -            601,354                 -            601,354
Real estate income                          -                -          3,180,705                 -          3,180,705
Other income                          173,675                -            917,224          (112,500)           978,399
     Total revenues                   446,845              754         59,494,158        (4,150,138)        55,791,619

Losses and LAE incurred              (751,969)               -         29,253,502                 -         28,501,533
Acquisition expenses                        -                -         11,764,784        (2,962,930)         8,801,854
Real estate expenses                        -                -          3,578,941                 -          3,578,941
Payroll and related expenses           11,561                -          6,243,756                 -          6,255,317
Other expenses                        472,553          612,783          4,403,499        (1,187,208)         4,301,627
Expenses due to rescission                  -                -                  -                 -                  -
     Total expenses                  (267,855)         612,783         55,244,482        (4,150,138)        51,439,272

Earnings (loss) before equity in
     earnings in subsidiary           714,700         (612,029)         4,249,676                 -          4,352,347
Equity in net earnings (loss) of
     subsidiary                     3,111,497        1,442,962                  -        (4,554,459)                 -
Earnings (loss) before income
     taxes                          3,826,197          830,933          4,249,676        (4,554,459)         4,352,347
Income Taxes                                -         (208,090)           734,240                 -            526,150
     Net earnings (loss)         $  3,826,197     $  1,039,023      $   3,515,436     $  (4,554,459)     $   3,826,197

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
        Income Statement

September 30, 2002
Year to Date

Direct and assumed premiums
     earned                      $          -     $          -      $ 119,987,871     $ (17,233,023)     $ 102,754,848
Ceded premiums earned                       -                -        (71,143,255)       17,233,023        (53,910,232)
Net premiums earned                         -                -         48,844,616                 -         48,844,616
Investment income                     122,188            4,263          2,721,744                 -          2,848,195
Interest on notes receivable                -                -                  -                 -                  -
Brokerage commission income                 -                -            136,684                 -            136,684
Management fees from related
     party                                  -                -            739,744                 -            739,744
Realized gains (losses) on
     investments                       82,260                -           (604,145)                -           (521,885)
Real estate income                          -                -         44,659,187                 -         44,659,187
Other income                          113,020                -            118,494          (112,500)           119,014
     Total revenues                   317,468            4,263         96,616,324          (112,500)        96,825,555

Losses and LAE incurred                     -                -         28,178,777                 -         28,178,777
Acquisition expenses                        -                -         10,369,914                 -         10,369,914
Real estate expenses                        -                -         38,207,711           573,617         38,781,328
Payroll and related expenses           50,701                -          6,898,979          (345,180)         6,604,500
Other expenses                        575,268          183,069          4,001,276          (340,937)         4,418,676
Expenses due to rescission                  -        1,506,468                  -                            1,506,468
     Total expenses                   625,969        1,689,537         87,656,657          (112,500)        89,859,663

Earnings (loss) before equity in
     earnings in subsidiary          (308,501)      (1,685,274)         8,959,667                 -          6,965,892
Equity in net earnings (loss) of
     subsidiary                     5,240,957        4,029,699                  -        (9,270,656)                 -
Earnings (loss) before income
     taxes                          4,932,456        2,344,425          8,959,667        (9,270,656)         6,965,892
Income Taxes                                -         (567,993)         2,601,429                            2,033,436
     Net earnings (loss)         $  4,932,456     $  2,912,418      $   6,358,238     $  (9,270,656)     $   4,932,456

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
September 30, 2001
            Cash Flow

Net cash provided (used) in
   operating activities              298,737        (1,032,257)      20,451,269            100,000        19,817,749

Cash flow from investing activities:

Decrease (increase) in
   investments                     1,732,215            36,301      (40,963,115)                 -       (39,194,599)
Investment in subsidiary                   -           (10,000)               -             10,000                 -
Sales (purchases) of fixed
   assets, net                             -                 -       (1,082,041)                 -        (1,082,041)

Net cash provided (used) by
   investing activities            1,732,215            26,301      (42,045,156)            10,000       (40,276,640)

Cash flow from financing activities:

Proceeds from sale of common
   stock                             100,000                 -                -           (100,000)                -

Proceeds (repayment) of loans
   payable                                 -         1,006,000       16,965,841                  -        17,971,841
Proceeds from escrow deposits              -                 -        7,417,423                  -         7,417,423
Restricted cash                            -                 -       (4,450,789)                 -        (4,450,789)
Receipt of funds from parent               -                 -           10,000            (10,000)                -
Dividends paid                             -                 -                -                  -                 -
Purchase of treasury stock        (2,000,562)                -                -                  -        (2,000,562)
Net cash provided (used) by
   financing activities           (1,900,562)        1,006,000       19,942,475           (110,000)       18,937,913

Net increase (decrease) in cash      130,390                44       (1,651,412)                 -        (1,520,978)

Cash at beginning of year            152,642           175,774        3,455,686                  -         3,784,102
Cash at end of year                  283,032           175,818        1,804,274                  -         2,263,124

                                          American Safety Insurance Group, Ltd.
                                           Consolidating Condensed Information

                                     American         American
                                      Safety           Safety                                                  Total
                                    Insurance         Holdings            Other         Consolidating      Consolidated
                                   Group, Ltd.         Corp.          Subsidiaries       Adjustments          Amounts
September 30, 2002
            Cash Flow

Net cash provided (used) in
   operating activities              2,553,049         (297,064)         25,162,085         1,360,268        28,778,338

Cash flow from investing activities:

Decrease (increase) in
     investments                     1,465,431                -         (13,440,495)                -       (11,975,064)
Investment in subsidiary            (1,614,851)      (2,974,415)                  -         4,589,266                 -
Sales (purchases) of fixed
     assets, net                             -                -            (138,177)                -          (138,177)
Net cash provided (used) by
     investing activities             (149,420)      (2,974,415)        (13,578,672)        4,589,266       (12,113,241)

Cash flow from financing activities:

Proceeds from sale of common
     stock                             368,498                -                   -                 -           368,498
Proceeds (repayment) of loans
     payable                                 -                -          (2,511,162)                -        (2,511,162)
Proceeds from escrow deposits                -                -           1,244,021                 -         1,244,021
Restricted cash                              -                -            (487,159)                -          (487,159)
Receipt of funds from parent                 -        2,974,767           2,974,767        (5,949,534)                -
Dividends paid                      (1,701,302)               -                   -                 -        (1,701,302)
Purchase of treasury stock            (111,741)               -                   -                 -          (111,741)
Net cash provided (used) by
     financing activities           (1,444,545)       2,974,767           1,220,467        (5,949,534)       (3,198,845)

Net increase (decrease) in cash        959,084         (296,712)         12,803,878                 -        13,466,250
Cash at beginning of year               14,737          296,712             991,393                 -         1,302,842
Cash at end of year                    973,821                -          13,795,271                 -        14,769,092

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

      The following table sets forth the Company's consolidated revenues:

                                                                                                                   Nine
                                                                                               Three Months       Months
                                                                                                   Ended           Ended
                                           Three Months                  Nine Months             September       September
                                        Ended September 30,          Ended September 30,            30,             30,
                                                                                                  2001 to         2001 to
                                       2001            2002          2001           2002           2002            2002
                                                                     (Dollars in thousands)
Net Premiums earned:
Reinsurance:
   Workers' compensation             $2,659       $        -      $ 8,300       $       -         (100.0)%       (100.0)%
   General liability                  1,963          4,793          7,232         11,488           144.2           58.8
        Total reinsurance             4,622          4,793         15,532         11,488             3.7          (26.0)

Primary insurance:
   Commercial Line                    1,185             72          3,217            865           (93.9)         (73.1)
   Workers' compensation              1,882          1,593          4,009          5,955           (15.4)          48.5
   Surety                             1,023            298          5,492            950           (70.9)         (82.7)
   General liability                  5,237          9,401         12,159         22,990            79.5           89.1
   Program business                     390          2,627          4,336          6,597           573.6           52.1
      Total primary insurance         9,717         13,991         29,213         37,357            44.0           27.9
        Total net premiums
          earned                     14,339         18,784         44,745         48,845            31.0            9.2

Net investment income                   947            973          2,709          2,848             2.7            5.1
Interest on notes receivable            207              -            767              -          (100.0)        (100.0)
Commission and fee income:
   Brokerage commission income
                                        716             34          1,715            137           (95.3)         (92.0)
   Management fees from
      affiliate                         363            247          1,095            740           (32.0)         (32.4)
      Total commission and fee
        income                        1,079            281          2,810            877           (74.0)         (68.8)
Net realized gains (losses)             186            (56)           601           (522)         (130.1)        (186.9)
Real estate income                    3,181         10,724          3,181         44,659           237.1        1,303.9
Other income                            129             30            979            119           (76.7)         (87.8)
      Total Revenues                $20,068        $30,736        $55,792        $96,826            53.2%          73.5%

         The following table sets forth the components of the Company's GAAP combined ratio for the periods indicated:

                                           Three months ended         Nine months ended
                                             September 30,              September 30,

                                           2001           2002          2001          2002
Insurance operations:
      Loss and loss adjustment expense
       ratio                               67.2%        56.7%          63.7%          57.7%
 Expense ratio                             22.9         26.9           25.2           26.9
    Combined ratio                         90.1%        83.6%          88.9%          84.6%

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

         Net Premiums Earned. Net premiums earned increased 31% to $18.8 million in the quarter ended September 30, 2002 from $14.3 million in the quarter ended September 30, 2001. The principal factors accounting for the increase were a $4.2 million increase in primary general liability premiums, a $2.8 million increase in reinsurance general liability premiums, and a $2.2 million increase in program business premiums. Also, net premiums earned for workers' compensation commercial lines, and surety decreased 70.9% to $2 million from $6.7 million. These results were in line with the Company's strategy to focus on its more profitable lines of insurance business.

         Net Investment Income. Net investment income increased to $973,000 in the quarter ended September 30, 2002 from $947,000 in the quarter ended September 30, 2001. The average pre-tax yield on investments was 4.9% in the quarter ended September 30, 2001 and 4.7% in the quarter ended September 30, 2002. The average after-tax yield on investments was 3.6% in the quarter ended September 30, 2001 and 3.5% in the quarter ended September 30, 2002.

         Interest from Notes Receivable. Interest from notes receivable decreased 100% from $207,000 in the quarter ended September 30, 2001 to $0 in the quarter ended September 30, 2002 due to repayments on various loans. During 2001, the Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. While the May 2002 appraised value of the collateral securing these loans is in excess of the balances owed, the borrower is seeking refinancing from third party sources and the Company intends to obtain a more current appraisal of the collateral. Average notes receivable decreased to $8 million in the quarter ended September 30, 2002 from $8.6 million in the quarter ended September 30, 2001.

         Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees decreased 74% from $1.1 million in the three months ended September 30, 2001 to $281,000 in the three months ended September 30, 2002. This decrease is the result of a change in the manner fees are realized from our risk retention group affiliate. Previously, the risk retention group paid a fixed management fee plus a commission based on a percentage of the premiums produced by the Company. Effective January 1, 2002, the risk retention group pays fees based on its portion of costs allocated from the Company for its portion of premiums written. This change was implemented to coincide with the creation of an internal pooling agreement between the Company and its subsidiaries, including the risk retention group affiliate. The result of this change will initially lower the commission income and management fees paid to the Company by the risk retention group affiliate, but the net earned premiums retained by the Company will increase which are earned as revenue over the life of the underlying policies as opposed to earning the commissions and fees at the time such policies are written.

         Net Realized Gains and Losses. Net realized gains and losses decreased from a gain of $186,000 in the quarter ended September 30, 2001 to a loss of $56,000 for the quarter ended September 30, 2002 due to the sale of bonds in the Company's investment portfolio.

         Real Estate Income. Real estate sales at the Harbour Village project increased 237.1% to $10.7 million in the quarter ended September 30, 2002 from $3.2 million in the quarter ended September 30, 2001. These sales were realized from the closing of 32 residential condominium units and 14 boat slips in the quarter ended September 30, 2002, and from the closing of 12 residential condominium units and 6 boat slips in the quarter ended September 30, 2001. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income decreased 76.7% from $129,000 in the quarter ended September 30, 2001 to $30,000 for the quarter ended September 30, 2002 as a result of reduced fees earned by the Company's financial services subsidiary, American Safety Financial Corp. During 2001, the Company discontinued this line of business.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 10.5% from $9.6 million in the quarter ended September 30, 2001 to $10.6 million in the quarter ended September 30, 2002, and the loss ratio has decreased to 57% in the quarter ended September 30, 2002 from 67% in the quarter ended September 30, 2001. The loss ratio has decreased as a result of decreased earned premium in commercial lines, surety, and workers' compensation lines of business, which have higher loss ratios.

         Acquisition Expenses. Policy acquisition expenses increased to $4.1 million for the three months ended September 30, 2002 from $2.6 million for the three months ended September 30, 2001, as a result of increased earned premiums. Premium tax expense has decreased to $541,000 from $794,000 due to lower volumes of direct premiums which are subject to premium taxes.

         Payroll and Other Expenses. Payroll and other expenses increased 14% from $3.5 million in the quarter ended September 30, 2001 to $4 million in the quarter ended September 30, 2002 due to higher payroll and legal expenses during the quarter.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $3.1 million in the quarter ended September 30, 2001 to $9.6 million in the quarter ended September 30, 2002. Of the $9.6 million of costs recognized during the quarter ended September 30, 2002, $8.6 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $1 million were fixed costs of the project, which includes advertising and other administration costs. Of the $3.1 million of costs recognized during the quarter ended September 30, 2001, $2.7 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $400,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Rescission Expense. Expense due to rescission was $1.2 million for the quarter ended September 30, 2002. Of the $1.2 million of expense recognized, $153,000 was for legal fees, and $1 million was related to amounts held in escrow for the acquisition as a result of the Court's granting of defendents' summary judgment motions in part of the lawsuit. See Item 6(b) for more information.

         Income Taxes. Federal and state income taxes increased to $178,000 in the quarter ended September 30, 2001 from $267,000 in the quarter ended September 30, 2002 due to lower levels of income in the Company's U.S. insurance and real estate subsidiaries.

         Total Earnings. Net earnings after tax increased 5.6% to $1 million for the quarter ended September 30, 2002 from $979,000 for the quarter ended September 30, 2001. This increase in net earnings is from increases in insurance and real estate income. Operating earnings, which are earnings excluding amounts for realized capital gains and losses and rescission expenses, increased 133% to $1.8 million for quarter ended September 30, 2002 from $785,000 for the quarter ended September 30, 2001. This increase in operating earnings is the result of higher insurance and real estate income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Net Premiums Earned. Net premiums earned increased 9.2% from $44.7 million in the nine months ended September 30, 2001 to $48.8 million in the nine months ended September 30, 2002. The principal factors accounting for the increase were an increase of $10.8 million in primary general liability premiums, an increase of $4.3 million in reinsurance general liability premiums and an increase of $2.3 million in program business premiums. Also, net premiums earned for workers' compensation, commercial lines, and surety decreased 63% to $7.8 million from $21 million. These results were in line with the Company's strategy to focus on its more profitable lines of insurance business.

         Net Investment Income. Net investment income increased 5.1% from $2.7 million in the nine months ended September 30, 2001 to $2.8 million in the nine months ended September 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 5% in the nine months ended September 30, 2001 and 4.1% in the nine months ended September 30, 2002. The average after-tax yield on investments was 3.1% in the nine months ended September 30, 2001 and 3% in the nine months ended September 30, 2002.

         Interest from Notes Receivable. Interest from notes receivable decreased 100% from $767,000 in the nine months ended September 30, 2001 to $0 in the nine months ended September 30, 2002 due to repayment of various loans. During 2001, the Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies. While the May 2002 appraised value of the collateral securing these loans is in excess of the balances owed, the borrower is seeking refinancing from third party sources and the Company intends to obtain a more current appraisal of the collateral. Average notes receivable decreased to $8 million from $8.5 million for the nine months.

         Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees decreased 68.8% from $2.8 million in the nine months ended September 30, 2001 to $877,000 in the nine months ended September 30, 2002. This decrease is the result of a change in the manner fees are realized from our risk retention group affiliate. Previously, the risk retention group paid a fixed management fee plus a commission based on a percentage of the premiums produced by the Company. Effective January 1, 2002, the risk retention group pays fees based on its portion of costs allocated from the Company for its portion of premiums written. This change was implemented to coincide with the creation of an internal pooling agreement between the Company and its subsidiaries, including the risk retention group affiliate. The result of this change will initially lower the commission income and management fees paid to the Company by the risk retention group affiliate, but the net earned premiums retained by the Company will increase which are earned as revenue over the life of the underlying policies as opposed to earning the commissions and fees at the time such policies are written.

         Net Realized Gains and Losses. Net realized gains and losses decreased from a gain of $601,000 in the nine months ended September 30, 2001 to a loss of $522,000 for the nine months ended September 30, 2002 due to the sale of bonds in the Company's investment portfolio, primarily 8% WorldCom Industrial Bonds due May 15, 2031.

         Real Estate Income. Real estate sales at the Harbour Village project increased to $44.7 million in the nine months ended September 30, 2002 from $3.2 million in the nine months ended September 30, 2001. The sales in the nine months ended September 30, 2002 were realized from the closing of 147 residential condominium units and 59 boat slips. The sales in the nine months ended September 30, 2001 were realized from the closings of 12 residential condominium units and 6 boat slips. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Other Income. Other income decreased from $979,000 in the nine months ended September 30, 2001 to $119,000 for the nine months ended September 30, 2002 as a result of lower fees earned by the Company's financial services subsidiary, American Safety Financial Corp. During 2001, the Company discontinued this line of business.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses decreased 1.1% from $28.5 million in the nine months ended September 30, 2001 to $28.2 million in the nine months ended September 30, 2002, as a result of decreased net premiums earned in commercial lines, surety and workers' compensation lines of insurance business which caused the loss ratio to decrease to 58% from 64% for the period.

         Acquisition Expenses. Policy acquisition expenses increased 17.8% from $8.8 million in the nine months ended September 30, 2001 to $10.4 million in the nine months ended September 30, 2002 as a result of increased net earned premiums in its general liability line of insurance business. Premium tax expense decreased to $2.2 million from $2.3 million due to lower volumes of direct premiums earned which are subject to premium taxes.

         Payroll and Other Expenses. Payroll and other expenses increased 4.4% from $10.6 million in the nine months ended September 30, 2001 to $11 million in the nine months ended September 30, 2002, due to higher payroll and legal expenses during the period.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $3.6 million in the nine months ended September 30, 2001 to $38.8 million in the nine months ended September 30, 2002. Of the $38.8 million of costs recognized during the nine months ended September 30, 2002, $36 million was previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $2.8 million were fixed costs of the project, which includes advertising and other administration costs. Of the $3.6 million of costs recognized during the nine months ended September 30, 2001, $2.7 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $900,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Rescission Expense. Expense due to rescission was $1.5 million for the nine months ended September 30, 2002. Of the $1.5 million of expense recognized, $506,468 was for legal fees, and $1 million was related to amounts held in escrow for the acquisition as a result of the Court's granting of defendants' summary judgment motions in part of the lawsuit. See Item 6(b) for more information.

         Income Taxes. Federal and state income taxes increased from $526,000 in the nine months ended September 30, 2001 to $2 million in the nine months ended September 30, 2002 due to higher levels of income in the Company's U.S. insurance and real estate subsidiaries.

         Total Earnings. Net earnings after tax increased 28.9% to $4.9 million for the nine months ended September 30, 2002 from $3.8 million for the nine months ended September 30, 2001. This increase in net earnings is principally from real estate income. Operating earnings, which are earnings excluding amounts for realized capital gains and losses and rescission expenses, increased 90% to $6.4 million for nine months ended September 30, 2002 from $3.3 million for the nine months ended September 30, 2001. This increase in operating earnings is the result of higher real estate income.

Liquidity and Capital Resources

         The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers' compensation and excess and surplus lines. The Company's primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums written, investment income, income from real estate development sales, commission income, management fees and reinsurance recoverables from reinsurers. The Company's short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity. Notwithstanding the Company's dispute with one of its former reinsurers, Berkley Insurance Company, as disclosed elsewhere in this Report, management believes that the Company's current cash flows are sufficient for the short-term needs of its insurance business and the Company's invested assets are sufficient for the long-term needs of its insurance business.

         One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of September 30, 2002, unreimbursed paid claims totaled $15.7 million and additional ceded case and incurred but not reported reserves totaled approximately $19.5 million. A reserve for this dispute has not been established since the Company does not believe it is probable a loss will occur nor is any potential loss estimatable. If any of these factors change in the future, the Company will establish a reserve at that time, which could be material. On April 5, 2002, the Company demanded arbitration against the reinsurer to collect the amounts owed. The arbitration panel has been chosen, and the hearing has been scheduled for May 2003. The parties are presently engaged in the discovery phase of the proceedings. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). The Company does not believe that this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company.

         On a consolidated basis, net cash provided from operations was $19.8 million for the nine months ended September 30, 2001 and $28.8 million for the nine months ended September 30, 2002. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings and sales of real estate. Because workers' compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company's reserves continue to earn investment income until claims payments are made.

         Total assets increased from $297.3 million at December 31, 2001 to $346.2 million at September 30, 2002 primarily due to increases in invested assets, cash and reinsurance recoverables. Cash, invested assets and notes receivable increased from $139.6 million at December 31, 2001 to $169.4 million at September 30, 2002, as a result of increases in fixed maturities and cash. At September 30, 2002, the Company has repurchased 1,601,139 shares of its common stock at a total cost of $9.7 million since January 1999.

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

         Harbour Village Development. The Company announced in March 2000 its plans to complete development of the Harbour Village Golf and Yacht Club ("Harbour Village"), located in Ponce Inlet, Florida, consisting of 786 residential condominium units, a marina containing 142 boat slips, a par 3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by its subsidiary, Ponce Lighthouse Properties, Inc. and its general contracting subsidiary, Rivermar Contracting Company. The number of residential condominium units planned for the project has been increased from 786 to 809. From inception through September, 30, 2002, the Company's marketing efforts had generated over $177 million of pre-sales of condominium units and boat slips.

         Management anticipates that Harbour Village will be developed in three Phases with projected completion in 2005, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. Through September 30, 2002, we had outstanding borrowings of $12.9 million from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of the Harbour Village project is approximately $82.3 million. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on our marketing efforts for the development of the Harbour Village project.

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

Forward Looking Statements

         This Report contains certain forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. The use of such statements include estimations of future insurance claims and losses, the Company's view of the potential outcome of the rescission litigation and the reinsurance recoverables arbitration, and the future profitability and value of the Harbour Village condominium real estate project in Florida, as reflected in the Company's consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village property, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions.

         Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company expressly disclaims any obligation to update any forward- looking statements except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

         The Company's market risk has not changed materially since December 31, 2001.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a- 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

[The Remainder of this Page Intentionally Left Blank]

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

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

    (a)    The following exhibits are filed as part of this Report:

Exhibit No.            Description

      11                  Computation of Earnings Per Share

      99                  Harbour Village Development Status

    (b)    Reports on Form 8-K.

In April 2000, the Company filed a lawsuit in the United States District Court for the Northern District of Georgia to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed motions for summary judgment opposing the Company’s claim for rescission. The Company filed a Form 8-K, dated October 23, 2002, regarding the Court’s entering of an Order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims filed by the defendants. The Company has filed a Motion for Reconsideration with respect to the Court’s Order and is also considering other responses.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2002.

                                                                American Safety Insurance Group, Ltd.

                                                                By:  /s/ Lloyd A. Fox
                                                                     Lloyd A. Fox
                                                                     President and Chief Executive Officer

                                                                By:  /s/ Steven B. Mathis
                                                                     Steven B. Mathis
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

         I, Lloyd A. Fox, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of American Safety Insurance Group, Ltd.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  November 14, 2002                                      /s/ Lloyd A. Fox
                                                              Lloyd A. Fox
                                                              Chief Executive Officer
                                                              American Safety Insurance Group, Ltd.

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

         I, Steven B. Mathis, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of American Safety Insurance Group, Ltd.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

    presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
  Date: November 14, 2002                                       /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Group, Ltd.

  Exhibit 11

  American Safety Insurance Group, Ltd. and subsidiaries

  Computation of Earnings Per Share

                                                     Three Months Ended                      Nine Months Ended
                                              September 30,      September 30,       September 30,      September 30,
                                                   2001               2002                2001               2002
Basic:
Earnings available to common
shareholders........................         $  978,753         $1,033,529          $3,826,197         $4,932,456
                                             ==========         ==========          ==========         ==========

Weighted average common shares
outstanding.........................          4,788,648         4,746, 695           4,823,066          4,731,822

Basic earnings per common shares ...        $       .20        $       .22         $       .79        $      1.04
                                             ==========         ==========          ==========         ==========

Diluted:
Earnings available to common
shareholders..........................       $  978,753         $1,033,529          $3,826,197         $4,932,456
                                             ==========         ==========          ==========         ==========

Weighted average common shares
outstanding............................       4,788,648          4,746,695           4,823,066          4,731,822

Weighted average common shares
equivalents associated with options....         208,139            117,755             126,876            144,837

Total weighted average common
shares.................................       4,996,787          4,864,450           4,949,942          4,876,659
                                             ==========         ==========          ==========         ==========

Diluted earnings per common
shares..............................         $      .20         $     .21           $      .77         $     1.01
                                             ==========         ==========          ==========         ==========

  Exhibit 99

  Harbour Village Development Status

  (000)s except references to Condo Units

  (unaudited)

                                                       Phase 1                        Phase 2             Phase 3

                                                             Townhouses           The        The
                                                Marina      Oak                  Links      Links     Fisherman's      Total
                                                Condos    Hammock   Riverwalk    North      South        Harbour       Condos      Boat Slips     Total

Planned Number of Condo Units and Boat Slips       248         18         28       188       188            70           740           142           882
Condo Units and Boat Slips under Contract ..       248         17         28       170        93            66           622           138           760
Value of Pre-sale Contracts (Note 1) .......    62,892      7,902     10,771    42,587    26,133        14,935       165,220        12,567       177,787
Number of Buildings ........................         8          4          6         4         4             1            27
Number of Buildings Complete by Task
Building Foundation ........................         8          4          5         4        --                          --            --
Vertical Building Completed ................         8          4          5        --        --                          --            --
Interior Finish Completed ..................         8          -          1        --        --                          --            --
Certificate of Occupancy Received ..........         8          -          1        --        --                          --            --

     Outlook For 4th Quarter of 2002

Units Closed ...............................        --          8         21      --                                      29            12            41

Revenue Recognized .........................        --      3,572      7,579      --                                  11,151         1,087        12,238
Other Revenue ..............................                                                                                                         150

Total Revenue ..............................                                                                                                      12,388

Gross Profit Recognized ....................        --       (143)      (228)     --                                     (371)         424            53

Other Expense (Income) Items ...............                                                                                                         898
Pre-Tax Profit
                                                                                                                                                    (845)

            3rd Quarter Actual

Units Closed ...............................        31       --            1      --        --                            32            14            46

Revenue Recognized .........................     8,803       --          312      --        --                         9,115         1,454        10,569
Other Revenue ..............................                                                                                                         154

Total Revenue ..............................                                                                                                      10,723

Gross Profit Recognized ....................     1,566       --         --        --        --                         1,566           586         2,152

Other Expense (Income) Items ...............                                                                                                       1,055
Pre-Tax Profit .............................                                                                                                       1,097

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