Form 10-K
period 2002-12-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2003-04-15
CIK 783603

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002       Commission File Number 1-14795

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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the Registrant is an accelerated filer. Yes __ No X

The aggregate market value of Registrant’s voting common stock held by non-affiliates on June 28, 2002 was $20,794,010. For the purposes of this computation shares held by directors, executive officers and affiliates of the Registrant have been excluded.

The number of outstanding shares of Registrant’s common stock on March 26, 2003 was 4,739,888.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Proxy Statement for the 2003 Annual General Meeting of the Shareholders (the “2003 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE GROUP, LTD.

Table of Contents

                                                      PART I

                                                     PART II
Item 5.          Market for the Registrant's Common Equity and
                     Related Stockholder Matters............................................................. 26
Item 6.          Selected Financial Data..................................................................... 26
Item 7.          Management's Discussion and Analysis of Financial Condition

Item 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................................................... 36
                                                     PART III
Item 10.         Directors and Executive Officers of the Registrant.......................................... 37
Item 11.         Executive Compensation...................................................................... 37
Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters.......................................... 37
Item 13.         Certain Relationships and Related Transactions.............................................. 37
Item 14.         Control and Procedures ..................................................................... 37
                                                     PART IV
Item 15.         Exhibits, Financial Statements Schedules, and Reports on Form 8-K........................... 38

PART I

Item 1. Business

General

        American Safety Insurance Group, Ltd. (the "Company" or "American Safety") is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation, contracting and other specialty risks. The Company is also the owner/developer of a residential condominium, marina, par 3 golf course and beach club development in Ponce Inlet, Florida. Unless the context indicates otherwise, all references to the "Company" or "American Safety" refer to American Safety Insurance Group, Ltd. and its subsidiaries.

        American Safety was formed in Bermuda as a group captive insurance company in 1986 to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industry in the United States, which had suffered from disruptive market cycles in the standard insurance market. The Company now provides specialty insurance coverages and services in all 50 states and markets its insurance programs through approximately 205 independent insurance agencies and brokerage firms.

        The Company develops specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, surety, as well as custom designed risk management programs (including captive and rent-a-captive programs) for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks. The Company's managed premiums (i.e., insurance payments for which Company was involved through its various programs and subsidiaries) have grown from $28 million in 1997 to $164 million in 2002.

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

        Industry Ratings

        In September 2002, A.M. Best Company ("A.M. Best"), an independent, nationally recognized insurance industry rating service and publisher, reaffirmed a rating of "A (Excellent)" on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty, its U.S. property and casualty excess and surplus lines insurance company, American Safety Indemnity, its Bermuda reinsurance subsidiary, American Safety Re, and its non-subsidiary risk retention group affiliate, American Safety RRG. The rating of "A (Excellent)" is the third highest of A.M. Best's 16 letter ratings. A.M. Best's ratings represent an independent opinion of an insurer's ability to meet its obligations to policyholders, which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation. A.M. Best assigned a financial size rating (VII) on a group basis to American Safety representing capital and surplus in excess of $50 million as a result of the Company's completion of its initial public offering in February 1998.

Alternative Insurance Market

        The alternative insurance market has developed over the past two decades to serve insureds whose insurance needs have not been adequately met by the standard insurance market. According to A.M. Best, the alternative insurance market has grown to approximately 48% of the total U.S. commercial property and casualty insurance market.

        Alternative insurance programs generally involve (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premium for standard insurance companies; and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a-captive programs, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program. Originally developed to respond to the needs of insureds for adequate insurance coverage and affordable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, direct access to the worldwide reinsurance market and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include more stable costs, greater control by the client of its risk management program and an increased emphasis within the client's organization on loss prevention and loss control.

Business Strategy

        The Company has developed extensive expertise in identifying insurable opportunities not addressed in the standard insurance market. Typically, the Company targets niche insurance markets that are under served because they: (i) are small in number of insureds or in the amount of coverage needed; (ii) need unique or unusual coverages; or (iii) have not yet been identified by competitors. For these markets, the Company is able to offer a broad array of innovative insurance products and services. A significant portion of the Company's new business comes through insurance agencies and brokerage firms who are aware of the Company's interest and ability to offer insurance for difficult risks in under served markets.

        In these niche markets, the Company is able to select its role as program developer, primary underwriter, reinsurer or program manager. Depending upon the needs of the particular market, the Company has the ability to combine a commitment to superior service in order to fashion the insurance product lines that offer the Company a greater profit opportunity and, at the same time, fulfill the needs of the insurance agents, brokers and insureds. Depending upon the role selected, the Company seeks to generate underwriting profits, management fees or commissions.

        A significant focus of the Company's business remains offering insurance products to the environmental mediation industry and to contractors that provided the impetus for the Company's formation in 1986. However, as the Company has grown, management has also diversified into other specialty insurance areas. Management intends to continue this diversification in the future.

        The Company's objective is to concentrate on its most profitable opportunities in its core insurance business areas. Management has demonstrated its ability to execute on opportunities and at the same time exercise underwriting judgment and discipline. Management anticipates that this will allow the Company to generate profits, minimize losses, successfully identify and implement new opportunities, and stabilize the Company's operating results. This strategy is most clearly demonstrated through management's willingness to exit or reduce business lines - such as surety and workers' compensation - when they generate unacceptable claims experience or do not meet the Company's profitability goals. Management will continue to expand the Company's insurance lines and services, and will not be reluctant to exit insurance lines if the results do not meet management's expectations. Management believes that the Company is well positioned for continued success as it continues to implement the Company's business and growth strategies.

        The Company's real estate development subsidiary, Ponce Lighthouse Properties, Inc., is the owner/developer of a residential condominium, marina, par 3 golf course and beach club development known as the Harbour Village Golf and Yacht Club ("Harbour Village") in Ponce Inlet, Florida. The Company organized Rivermar Contracting Company, a subsidiary, to be the general contractor for the construction of the Harbour Village project. The Company acquired the property that is being developed as Harbour Village through foreclosure in April 1999. See Item 3. "Legal Proceedings" with respect to the settlement of recent material zoning litigation involving the Harbour Village project.

Insurance Program Development, Management and Administrative Operations

        The Company's U.S. brokerage and management subsidiaries, in combination with the Company's primary insurance and reinsurance companies, provide a broad range of dedicated services in connection with the development and implementation of specialty risk insurance programs.

        Insurance Services. American Safety Insurance Services, Inc. ("ASI Services") provides insurance program development, underwriting, reinsurance placement, program management, brokerage, loss control, claims administration, marketing, information technology and administrative services to the Company's U.S. insurance operations, its risk retention group affiliate, and unaffiliated insurers and reinsurers.

        ASI Services identifies and evaluates potential new program business and also receives submissions for new programs from insurance brokers and other intermediaries throughout the United States. When a submission for a new program is received, ASI Services identifies the resources needed to evaluate and develop the program. In evaluating and developing a new program, ASI Services considers the following factors: (i) whether the submitting party will bear risk and the collateral security required; (ii) the analysis of historic loss data; (iii) the integrity and experience of the submitting party; (iv) the availability of reinsurance; and (v) the potential profitability of the program to the Company. If the prospects for a new program appear favorable, ASI Services designs the structure for the new program and determines what additional services, such as program management, brokerage, reinsurance, loss control, claims administration, marketing, or other services will be required. ASI Services determines which entities, both affiliated and unaffiliated, are best able to provide such services in a cost-effective manner in order to implement the program.

        ASI Services has developed many of the Company's primary insurance and reinsurance programs. ASI Services also has served since 1990 as the program manager for the Company's risk retention group affiliate, American Safety RRG, providing program management, underwriting, loss control, brokerage, marketing and financial services pursuant to guidelines and procedures established by the board of directors of the risk retention group.

        Management and Administrative Services. In the development and implementation of programs, ASI Services provides a number of fee and commission-based services. ASI Services provides (i) program management services for the overall management and administration of a program; (ii) underwriting services for evaluating individual risks or classes of risk; (iii) brokerage services for placing risks with affiliated or unaffiliated insurers; (iv) reinsurance intermediary services for placing ceded reinsurance for a program; (v) loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; (vi) claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and third party administrators; (vii) marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and (viii) administrative services, including data processing, billing, collecting and reporting primary and reinsurance premiums, producing financial reports on programs and paying claims.

        Other Insurance Service Subsidiaries. The Company has four other U.S. subsidiaries engaged, under the direction of ASI Services, which provide various administrative and insurance agency services. American Safety Purchasing Group, Inc. facilitates the provision of certain insurance coverages through a purchasing group (as defined by the Risk Retention Act) by licensed insurers. Environmental Claims Services, Inc. operates as a specialized claims administration facility engaged in the administration and analysis of environmental and other specialty program claims. Sureco Bond Services, Inc. is a surety bond agency authorized to write contract performance and payment bonds for unaffiliated insurers. American Safety ReSources, Inc. places reinsurance to be assumed by one of the Company's insurance subsidiaries or ceded to other unaffiliated reinsurers.

Primary Insurance Operations

        The Company, through its two U.S. insurance subsidiaries and its risk retention group affiliate, provides primary casualty insurance in the alternative insurance market in all 50 states for environmental remediation, contracting, and other specialty risks. The Company's specialty insurance programs include coverages for general liability, pollution liability, professional liability, workers' compensation, surety, as well as custom designed risk management programs (including captive and rent-a-captive programs), for contractors, consultants, other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

Environmental Insurance Programs.

        The Company has developed specialty insurance programs for a broad range of environmental concerns and believes that its disciplined underwriting, dedicated loss control and claims management, and commitment to superior service orientation will enable it to expand its insurance program base to other environmental coverages not currently being provided. Since 1986, the Company's insurance programs have helped asbestos abatement and other environmental remediation contractors and consultants, as well as property owners, perform remediation work in schools, hospitals, commercial, industrial and other project sites.

        The Company's in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds' technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. The Company's in-house loss control department may also be involved in the underwriting process, in reviewing technical work guidelines provided by applicants, such as safety and health practices and procedures, as well as inspecting environmental remediation project sites and recordkeeping of insureds throughout the United States.

        The Company's general and pollution liability policies for environmental risks cover bodily injury and property damage to third parties arising out of the operations of insureds, which may include losses arising from exposure to specific hazardous substances that are released during a remediation project. Coverages provided for professional liability protect insureds against claims arising out of bodily injury or property damage and/or negligent acts, errors or omissions which occur as a result of the performance of professional consulting, testing, laboratory and similar services, such as the failure to detect hazardous materials in connection with assessments, or the failure to properly design or monitor performance on remediation projects in accordance with contracts entered into by such insureds. The Company also provides workers' compensation coverage for contractors involved in environmental remediation, which may include risks such as occupational diseases from exposure to hazardous substances.

        The Company provides insurance coverage for a broad range of environmental risks, including:

        Asbestos Abatement. Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980's and sought insurance for risks involved with its business. The Company has provided general liability, pollution liability and professional liability coverages as well as workers' compensation coverage for contractors, consultants, other businesses and property owners involved with asbestos abatement.

        Lead Abatement. The Company provides general liability, pollution liability and professional liability coverages and workers' compensation coverage for lead paint abatement contractors, consultants and property owners in connection with the abatement of lead paint from both public and private facilities, including housing authority sites.

        Underground Storage Tank Removal. The Company provides general liability, pollution liability and professional liability coverages as well as workers' compensation coverage to contractors and consultants for the removal and replacement of underground storage tanks, including associated soil remediation activities attributed to leaking underground storage tanks.

        Other Hazardous Substances. The Company provides general liability, pollution liability and professional liability coverages, and workers' compensation coverage in connection with the removal and remediation of other hazardous substances, including hazardous wastes, polychlorinated biphenyls (PCBs) and various petroleum products.

        Other Environmental Risks and Programs. The Company provides environmental insurance coverages that offer protection on an individual risk or program basis against environmental exposures arising from general business or fixed site operations. Environmental impairment liability insurance is offered for varied purposes such as facilitating the financing of real estate transactions, transferring real estate and protecting against the release of hazardous substances from treatment and disposal sites. Dry cleaner's pollution liability insurance is offered on a program basis for the pollution risks of the dry cleaning industry.

Specialty Insurance Programs.

        The Company also provides insurance coverage for a broad range of specialty risks, including:

        Excess and Surplus Lines. The Company's U.S. insurance subsidiary, American Safety Indemnity, a licensed and approved excess and surplus lines insurer in 39 states plus the District of Columbia, writes excess and surplus lines insurance through certain surplus lines brokers for commercial casualty risks (generally construction and products liability). These risks are generally of a specialized or unique nature which is not served by the standard insurance market and the Company is generally able to use more restrictive policy terms with less price competition for the risks. By writing this business through its excess and surplus lines insurer, the Company is generally free from rate and form filing regulations to which standard insurers must adhere, thereby giving the Company's excess and surplus lines insurer more freedom over the pricing it can charge for risk, as well as the policy terms and conditions offered.

        Program Business. The Company, through its U.S. brokerage and management services subsidiaries, works with brokers, program administrators and reinsurance intermediaries, the Company targets small and middle-market specialty niche and homogeneous groups of risks, generally where the principal reinsurance requirements are general liability, professional liability or pollution liability. The Company seeks to capitalize on program business opportunities, arising in large part from a reduction in reinsurance availability and a decrease in the number of acceptable insurance companies willing to act as the policy-issuing insurer for a program.

        The Company differentiates itself from competitors through the writing of program business by (i) assuming risk on programs where underwriting profits can be realized and (ii) utilizing a due diligence and audit team consisting of experienced professionals to monitor the management administration of each insurance program. The Company's current programs include pest control operators, lawyer's professional liability, commercial multi-line package for small business, surplus lines package for small/medium businesses, taxi and limousine program, commercial automobile physical damage, contractor's commercial risk and bail bonds. Management looks for program business where the Company can assume a portion of the risk in addition to generating income from fees and commissions.

        Surety. The Company's U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 47 states and the District of Columbia primarily providing contract performance and payment bonds for environmental and general construction contractors to third parties. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a "Treasury Listed" or "T-listed" surety, enabling it to issue surety bonds for federal projects, as well as state and private projects that utilize such designation as a reference in determining the acceptability of surety companies. American Safety Casualty's underwriting limitation, as determined by the Department of the Treasury as of July 1, 2002, was $1,525,000 on a per-bond basis; however, this limitation does not constrain the amount of a bond that can be written, provided that the excess exposure is protected with approved reinsurance or other methods prescribed by the Department of the Treasury. During 2002, American Safety Casualty substantially reduced writing contract surety business as a result of adverse loss experience and the lack of affordable reinsurance.

        Underwriting. ASI Services' underwriting staff handles all insurance underwriting functions for programs on which the Company assumes risk, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. ASI Services uses management information reports to measure risk selection and pricing in order to control underwriting performance. The principal underwriting factors used by ASI Services for underwriting liability, workers' compensation and surety coverages, are a financially stable business, an established operating history, acceptable loss histories and a demonstrated commitment to loss control practices.

        Claims. Claims arising under the policies and treaties issued or reinsured by the Company are reviewed and managed by ASI Services' internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. For program business, ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

        Former Lines. Prior to 2002, the Company wrote commercial lines insurance primarily for habitational and manufacturing risks, workers' compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies. The Company continues to manage the runoff of these business lines.

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

        Substantially all of the reinsurance business that the Company currently assumes is for primary insurance coverages that the Company has developed, underwritten or managed. The Company enters into treaties with its insurance and reinsurance subsidiaries, its risk retention group affiliate and unaffiliated insurers with whom the Company has developed insurance programs. The Company reinsures, generally on an excess of loss basis, the general liability, pollution liability, professional liability and workers' compensation risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

        For the year ended December 31, 2001, of the $26.8 million of gross reinsurance premiums written by the Company, approximately $10.9 million was assumed from its risk retention group affiliate, with the balance of approximately $15.9 million assumed from unaffiliated insurers. For the year ended December 31, 2002, of the $27.7 million of gross reinsurance premiums written by the Company, approximately $17.9 million was assumed from its risk retention group affiliate, with the balance of approximately $9.8 million assumed from unaffiliated reinsurers.

        The Company's assumed reinsurance business for general liability, pollution liability, and professional liability is written under excess of loss treaties. In the layer of the first $350,000 of loss per occurrence, the Company retains 75% of the losses arising from claims covered under the policies written and the risk retention group affiliate retains the other 25% of the risk.

Selected Operating Information

        Gross Premiums Written and Produced. As a result of the Company's roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, the Company is involved in a number of insurance and reinsurance premium and fee-generating activities. The Company places insurance and reinsurance with its insurance and reinsurance subsidiaries and its risk retention group affiliate, and also acts as an agency and broker for its risk retention group affiliate, unaffiliated insurers and reinsurers for which the Company receives brokerage commissions. For the year ended December 31, 2002, the Company was involved with the placement of approximately $164.3 million of gross premiums through its various programs and subsidiaries.

        The following table sets forth the Company's premiums written, reinsurance assumed and the amounts produced on a brokered basis for the years ended December 31, 2001 and December 31, 2002:

                                               Year Ended                                       Year Ended
                                            December 31, 2001                                December 31, 2002
                                 Gross           Ceded             Net            Gross            Ceded            Net
                                                                  (Dollars in thousands)

The Company                $    158,017    $     81,582     $     76,435    $    156,606     $     76,246    $     80,360
American Safety RRG (1)          15,863                                           20,574
Other Insurers and
    Reinsurers (2)               13,256                                            5,044
Less: Ceded from
    American Safety RRG
    to the Company (3)          (10,864)                                         (17,889)

                           $    176,272                                     $    164,335
                              =========                                        =========
  Represents premiums written by American Safety RRG, the Company's non-subsidiary affiliate.
  Represents premiums produced by the Company, as an agency and broker, for unaffiliated insurers and reinsurers. Also includes the difference between gross and net bail bond premiums.
  Represents premiums ceded to the Company from American Safety RRG.

        Net Premiums Written. The following table sets forth the Company's net premiums written (i.e., gross premiums written less premiums ceded to reinsurers.) by principal lines of insurance and reinsurance for the years ended December 31, 2001 and December 31, 2002:

                                           Year Ended                                    Year Ended
                                        December 31, 2001                            December 31, 2002
                                                            (Dollars in thousands)

 General Liability               $    45,664              59.7%       $    62,242                  77.5%
 Workers' Compensation                21,371              28.0              7,394                   9.2
 Surety                                1,562               2.0                700                   0.9
 Commercial Lines                      3,120               4.1               (286)                 (0.4)
 Program Business                      4,718              6.2              10,310                  12.8

               Total             $    76,435             100%         $    80,360                  100%
                                    ========             ====              ======                  ====

The following table sets forth the Company’s net premiums written by specialty industry for the years ended December 31, 2001 and December 31, 2002:

                                           Year Ended                Year Ended
                                       December 31, 2001         December 31, 2002
                                                (Dollars in thousands)

 Environmental                   $   22,624       29.6%       $   19,266      24.0%
 Excess & Surplus Lines              35,750       46.8            43,555      54.2
 Program Business and Other           7,133        9.3            17,825      22.2
 Commercial Lines                     3,120        4.1              (286)     (0.4)
 Employee Leasing                     7,808       10.2                 -         -

               Total             $   76,435       100%        $   80,360       100%
                                     ======       ====            ======       ====

        Commissions and Fees. The Company generates fee and commission income in connection with the Company’s program development and management, insurance and reinsurance brokerage services, and production and other insurance related services. Fee and commission income was $3.9 million for the year ended December 31, 2001, and $1.3 million for the year ended December 31, 2002. Fee income decreased during 2002 as a result of the conversion of the fee structure from a fixed fee to a reimbursement of costs basis.

        Combined Ratio. The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The difference between combined ratios calculated on a statutory basis and a GAAP basis is the inclusion of deferred acquisition costs on a GAAP basis. The following table compares the statutory combined ratios of the Company with the property and casualty industry over the past three years.

                                                   Combined Ratio (Statutory Basis)

                                                        Year Ended December 31,
                                             2000           2001              2002

The Company(1)(2)                            81.0%          88.6%             81.1%
Property and casualty industry(3)           110.3          117.0             105.7
  Data has been derived from the consolidated financial statements of the Company.
  Payments by American Safety Casualty and American Safety Indemnity to ASI Services for management services are included in the combined ratio.
  The statutory industry data was obtained from A.M. Best.

        Although the combined ratio is the generally accepted measure for comparing results within the property and casualty insurance industry, the combined ratio does not distinguish between property and casualty companies based upon their mix of business. The Company focuses primarily on long-tail liability coverages and writes a limited amount of short-tail liability coverages. Long-tail liability insurance coverages often produce greater underwriting losses than short-tail liability insurance. Long-tail liability coverages also produce more investable cash flow for an insurance company because claims may not be reported for many years. Therefore, the companies writing long-tail insurance coverages may be able to mitigate their higher underwriting losses by deriving investment income. Accordingly, a higher combined ratio (on a statutory basis) for a company writing long-tail liability insurance does not necessarily mean lower profitability. In addition, the Company's reported combined ratio for its insurance operations may not provide an accurate indication of the Company's overall profitability due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries.

        Premium and Loss Summary. The Company is engaged in the development of programs and underwriting of coverages as both a primary casualty insurer and a reinsurer. The following table provides selected historical information based on accounting principles generally accepted in the United States of America ("GAAP") concerning the business written by the Company and the associated underwriting risks. This data should be read in conjunction with the consolidated financial statements and notes thereto and the Selected Financial Data included elsewhere in this Report.

                                                                      Year Ended December 31,
                                                         2000                2001            2002
                                                                 (In thousands, except ratio data)

Reinsurance :
    Gross Premiums Written                              $ 22,646        $   26,764      $   27,699
    Net Premiums Written                                  20,448            24,971          11,315
    Net Premiums Earned                                   16,630            22,760           7,809
    Loss & Loss Adjustment Expense Ratio                    73.7%             64.1%           45.3%
Primary:
    Gross Premiums Written                              $ 64,227        $  131,253      $  128,907
    Net Premiums Written                                  21,005            51,464          69,045
    Net Premiums Earned                                   10,075            40,209          58,140
    Loss & Loss Adjustment Expense Ratio                    58.0%             72.6%           58.3%
Combined:
    Gross Premiums Written                              $ 86,872        $  158,017      $  156,606
    Net Premiums Written                                  41,453            76,435          80,360
    Net Premiums Earned                                   26,705            62,969          65,949
    Loss & Loss Adjustment Expense Ratio                    69.3%             69.9%           58.0%
    Expense Ratio                                           18.2%             22.6%           28.1%

              Combined                                      87.5%             92.5%           86.1%
                                                          =======         =========        ========

        Significant fluctuations in demand for and supply of various casualty insurance and reinsurance lines of business have led to substantial price fluctuations over time. The Company’s management seeks to expand and contract various lines of business based on the relative favorability of the pricing environment for its insurance products. As a writer of both primary insurance and reinsurance, the Company has additional flexibility to adjust its business mix in response to price differences in these markets and to utilize its knowledge of primary insurance markets to guide its assumption of insurance and reinsurance risks. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market cycle which is characterized by increased insurance premium rates for most insurance coverages in the property and casualty market.

Reinsurance Ceded

        The Company obtains reinsurance for its primary insurance and reinsurance operations from unaffiliated reinsurers to protect and mitigate the exposures of the Company. The Company’s reinsurance program for general, pollution and professional liability, and excess and surplus lines risks operates on an excess of loss basis, with the Company’s maximum exposure, on a per occurrence basis, limited to $262,500 for general and pollution liability risks and $350,000 for excess and surplus lines risks. For workers’ compensation business written by the Company, the Company’s maximum exposure is $350,000 per occurrence. Some of the reinsurance treaties maintained by the Company for its protection have certain aggregate limits of liability.

        The Company purchases reinsurance for its primary insurance business lines and its reinsurance business. Gross reinsurance premiums ceded in 2001 were $81.5 million, which constituted 52% of the gross premiums written, and in 2002 were $76.2 million, which constituted 49% of the gross premiums written. The amount of reinsurance obtained by the Company varies with the line of business insured or reinsured. The Company experienced increased reinsurance costs in 2001 and 2002, and expects such increased reinsurance costs to continue in 2003, as a result of a hardening reinsurance market cycle.

        The Company evaluates the credit quality of the U.S. reinsurers and retrocessionaires to which it cedes business. The following table sets forth certain information relating to the Company’s unaffiliated reinsurers and retrocessionaires as of December 31, 2002 with recoverables in excess of 5% of the Company’s total shareholders’ equity (in thousands):

                                                                            Total Recoverable       Collateral for
                                                                             for Year Ended           Year Ended
Reinsurers                                      A.M. Best Rating (1)        December 31, 2002     December 31, 2002

Berkley Insurance Company                                 A                      34,511                      -
American Constantine                                      N/A                    11,548                 12,370
Louisiana Pest Control Insurance Company                  NR-4                    8,309                  8,318
Zurich Versicherung-Atkiengesellschaft                    NR-5                    8,085                  8,081
Alea London                                               A-                      6,770                  6,941
American Re                                               A+                      4,092                    353
Folksamerica Reinsurance Company                          A-                      3,924                    319
Hartford Fire Insurance Company                           A+                      3,637                    535
Alea North American                                       A-                      3,462                    882
  A.M. Best rating currently assigned.

        See Item 3. "Legal Proceedings" with respect to the Company's pending material reinsurance recoverables arbitration with Berkley Insurance Company, one of the Company's former reinsurers.

Loss and Loss Adjustment Expense Reserves

        The Company is required to maintain reserves to cover its estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. A full actuarial analysis is performed to provide reserve studies, rate studies and opinions. Reserves are estimates at a given time, which are established from actuarial and statistical projections by the Company of the ultimate settlement and administration costs of claims occurring on or prior to such time, including claims that have not yet been reported to the insurer. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that ultimate payments will not materially exceed the Company's reserves.

        With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new data becomes available, appropriate adjustments are made to reserves.

        As of December 31, 2002, approximately 16% of the Company's net reserves relate to liability associated with asbestos abatement and other environmental general liability insurance, 17% of such reserves are attributable to the workers' compensation insurance, 45% of such reserves relate to excess and surplus lines, and the balance of 22% of such reserves is allocated among surety and other lines of insurance business.

        In establishing reserves for its general liability insurance program, the Company uses paid and reported Bornhuetter-Ferguson methods which are based in part on developing paid and reported losses and an initial expected loss level. Initial expected losses reflect an expected loss ratio (i.e., a ratio of net losses and loss adjustment expenses incurred divided by net premiums earned) estimated from the Company's experience and a loss cost model applied to premium by coverage year. This loss indication and paid/reported losses are assigned respective weights to obtain estimates of ultimate losses which are considered in establishing ultimate loss levels.

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

        In establishing reserves for its surety and other coverages, the Company uses an expected loss ratio method due to the lack of historically specific information available to the Company.

        All the methods used are generally accepted actuarial methods and, with the exception of the pure premium method, rely in part on loss reporting and payment patterns while considering the long tail nature of the coverages and inherent variability in projecting results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to Company experience as deemed warranted.

        Industry data is also relied upon during the actuarial analysis to provide the basis for reserve analysis on newer lines of insurance business. Provisions for inflation are implicitly considered in the reserving process. For GAAP purposes, the Company's reserves are carried at the total estimate for ultimate expected loss, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. A full actuarial analysis is performed annually, assessing the adequacy of statutory reserves (i.e., reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with the rules and procedures proscribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements) established by management. The opinion which is filed with the various jurisdictions in which the Company's insurance and reinsurance subsidiaries and its risk retention group affiliate are licensed. Based upon practices and procedures employed by the Company, without regard to independent actuarial opinions, management believes that the Company's reserves are adequate.

        As a result of the reinsurance recoveries dispute with Berkley Insurance Company, described above, the Company was required to reduce its statutory capital surplus by 20% of the outstanding paid amounts in dispute (or $2.8 million) to reflect statutory accounting rules regarding the treatment of outstanding reinsurance recoverables. As the Company continues to pay claims under these reinsurance treaties that are not reimbursed by reinsurers, such deductions to the Company's statutory surplus will continue to increase.

        The following table provides a reconciliation of beginning and ending liability balances on a GAAP basis for the years indicated:

                                                                   Year Ended December 31,
                                                             2000            2001         2002
                                                                         (In thousands)

Gross losses and loss adjustment expense reserves at
beginning of year                                       $   20,413    $    50,509    $    121,423
Ceded reserves at beginning of year                          6,065         27,189          77,583

Net losses and loss adjustment expense reserves at
beginning of year                                           14,348         23,320          43,840
Add:
Incurred losses related to:
    Current accident year                                   17,356         42,469          36,606
    Prior accident years                                     1,150          1,517           1,668

              Total incurred losses                         18,506         43,986          38,274
Less:
Claims payments related to:
    Current accident year                                    4,291         12,952           3,571
    Prior accident years                                     5,243         10,514          14,715

              Total claims paid                              9,534         23,466          18,286
Net losses and loss adjustment expense reserves at end      23,320         43,840          63,828
    of year
Ceded reserves at end of year                               27,189         77,583          96,801

              Gross losses and loss adjustment expense
                reserves at end of year                 $   50,509    $   121,423    $    160,629
                                                          ========       ========       =========

         The negative claims development commencing in 2000 and continuing through 2001 in the Company’s contract surety business line was the result of a rapid expansion of construction activity in the growing U.S. economy in the 1990‘s, coupled with the shortage of construction labor, followed by a significant downturn in the economy in early 2000-2001, which resulted in a substantial number of contractor defaults. In addition, premium increased on the Company’s assumed workers’ compensation business (which has been terminated) during 2002 for prior years which resulted in negative development.

        The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1991 through 2002 for the Company’s primary insurance and reinsurance subsidiaries on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The “cumulative redundancy” or deficiency depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                                Year Ended December 31,
                        1992     1993    1994     1995    1996   1997      1998      1999       2000      2001       2002

                                          (In thousands)

Gross reserves          4,135    4,798   6,048    8,294   8,914  11,572    14,701    20,413     50,509   121,423   160,629
Re-estimated at
    12/31/02            1,751    1,681   3,005    6,329   8,898  12,451    15,423    27,051     67,900   139,141
Cumulative
    redundancy
    (deficiency)        2,384    3,117   3,043    1,965      16    (879)     (722)   (6,638)   (17,391)  (17,718)
Ceded  reserves             -        -       -        6      45     779     1,841     6,065     27,189    77,583    96,801
Re-estimated at
    12/31/02                -        -       -        -     252     893     2,369    10,599     41,047    93,633
Cumulative
    redundancy
    (deficiency)            -        -       -        6    (207)   (114)     (528)   (4,534)   (13,858)  (16,050)
Reserves for unpaid
    losses and loss
    adjustment
    expense              4,135   4,798   6,048    8,288   8,869  10,793    12,860   14,348     23,320    43,840    63,828
 Reserves
    re-estimated at
    December 31:
----------------------
    1 year later         4,266   4,653   5,854    7,482   9,850  11,587    12,307    15,498     24,837    45,508
    2 years later        4,100   4,584   5,381    7,518   9,926  12,253    12,967    15,541     26,853         -
    3 years later        4,148   3,920   4,823    7,398   9,606  12,550    12,677    16,452          -         -
    4 years later        3,644   3,063   4,373    7,027   9,767  11,556    13,054         -          -         -
    5 years later        2,987   2,740   3,941    7,251   8,677  11,558         -         -          -         -
    6 years later        2,765   2,535   4,062    6,261   8,646       -         -         -          -         -
    7 years later        2,504   2,641   3,324    6,329       -       -         -         -          -         -
    8 years later        2,630   2,002   3,005        -       -       -         -         -          -         -
    9 years later        2,070   1,681       -        -       -       -         -         -          -         -
    10 years later       1,751       -       -        -       -       -         -         -          -         -
Cumulative
    redundancy
    (deficiency)         2,384   3,117   3,043    1,959     223   (765)     (194)   (2,104)    (3,533)   (1,668)
Cumulative amount of
    liability paid
    through
    December 31:
    1 year later           524     152     501      931   1,827   3,007     3,701     5,243     10,514     9,052
    2 years later          651     382     997    2,056   3,506   5,707     6,565     9,616     15,865         -
    3 years later          872     621   1,552    2,906   4,918   7,443     9,058    11,060          -         -
    4 years later        1,095     776   1,899    3,656   6,034   8,991     9,086         -          -         -
    5 years later        1,235   1,064   2,162    4,619   6,638   8,479         -         -          -         -
    6 years later        1,511   1,252   2,428    4,906   6,362       -         -         -          -         -
    7 years later        1,516   1,500   2,617    4,793       -       -         -         -          -         -
    8 years later        1,733   1,500   2,259        -       -       -         -         -          -         -
    9 years later        1,733   1,180       -        -       -       -         -         -          -         -
    10 years later       1,413       -       -        -       -       -         -         -          -         -
Net reserve December 31                                                                         23,320    43,840    63,828
Ceded Reserves               -       -        -       6      45     779     1,841     6,065     27,189    77,583    96,801
Gross Reserve           4,135    4,798   6,048    8,294   8,914  11,572    14,701    20,413     50,509   121,423   160,629
                                                                                                =======  =======   =======

Investments

        The Company employs an independent, nationally recognized investment management company to provide investment advisory services, subject to the investment policies and guidelines established by the Company’s Board of Directors. The Company has consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. The Company’s investment strategy has been to increase its investments in high quality bonds, as opposed to equity securities, in order to avoid market fluctuations. The investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

        At December 31, 2001, the Company’s total assets of $297.3 million consisted of the following: cash, investments and notes receivable 47%; premiums receivable and agent’s balances 9%; reinsurance recoverables 36%; and other assets 8%. At December 31, 2002, the Company’s total assets of $365.4 million consisted of the following: cash, investments and notes receivable 50%; premiums receivable and agent’s balances 5%; reinsurance recoverables 38%; and other assets 7%.

        The Company's cash and investments at December 31, 2002 totaled approximately $171.4 million, and were classified as follows:

                    Type of Investment                               Book Value                  Percent of Portfolio

                                                                   (In thousands)

Cash and short-term investments                             $            48,242                           28.1%
United States government securities                                      36,361                           21.2
Mortgage-backed securities                                               10,945                            6.4
Corporate bonds                                                          34,623                           20.2
Foreign investments                                                         169                            0.1
Real estate                                                              41,051                           24.0

              Total                                         $           171,391                          100%
                                                                         =======                         ====

         The statement and fair values of the bond portfolio, classified by rating, as of December 31, 2002 were as follows:

                                                                                     Amount Reflected
             S&P's/Moody's Rating(1)                        Fair Value         on Balance Sheet     Percent of Total
                                                                         (In thousands)
AAA/Aaa (including United States Treasuries of $37,812) $        51,362        $       51,362                    59.8%
AA/Aa                                                             3,095                 3,095                     3.6
A/A                                                              17,913                17,913                    20.9
BBB/Baa                                                          13,481                13,481                    15.7

              Total                                     $        85,851        $       85,851                   100.0%
                                                                 ======                ======                   ============
(1) Ratings are assigned by Standard &Poor's ("S&P") or, if no S&P rating is available, by Moody's Investors Service Inc. ("Moody's").

        The National Association of Insurance Commissions (“NAIC”) has a bond rating system by which it assigns securities to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2002, all of the Company’s bond portfolio, measured on a statutory carrying value basis, was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

        The weighted average maturity of the Company’s bond portfolio at December 31, 2002 was 7.20 years. The composition of the Company’s bond portfolio, classified by maturity, as of December 31, 2002 was as follows:

Maturity (1)                     Amortized Cost             Fair Value
                                               (In thousands)

Due in one year or less         $      9,279            $       9,389
Due from one to five years            14,316                   15,097
Due from five to ten years            39,147                   41,117
Due after ten years                    8,411                    8,947
Mortgage-backed securities            10,945                   11,301

              Total             $     82,098            $      85,851
  Based on stated maturity dates with no prepayment assumptions.

        The Company’s investment grade fixed maturity securities included mortgage backed bonds of $11.3 million, which are subject to risks associated with the variable prepayments of the underlying mortgage loans.

        At December 31, 2002, the Company had two secured notes receivable from an unrelated party which are carried on the balance sheet at $6.6 million (which includes an impairment charge of $2.5 million). The impairment charge was the result of obtaining an updated appraisal for the collateral supporting the loans, which reflected a decrease in the market value of the property due to current economic conditions. The Company ceased accruing interest on these loans after the original maturity dates. These notes are currently in default. The Company has filed suit on one of the secured notes against the borrower and the guarantors and the Company is discussing resolution of the second secured note with the borrower.

American Safety Risk Retention Group, Inc.

        Organization History. Following the enactment of the Risk Retention Act, the Company, in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages, provided financial and technical assistance in connection with the organization of American Safety RRG in 1988. American Safety RRG is not owned by the Company but is managed by ASI Services, the Company’s principal U.S. program development, underwriting and administrative services subsidiary, originally on a fee-for-service basis. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act, and is licensed by the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the “Vermont Department”) under the Vermont Captive Act as a stock captive insurance company. Presently, five of the directors of American Safety RRG are also directors of the Company. The directors of American Safety RRG are elected annually by the insureds/shareholders of American Safety RRG.

The Company transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety as the policy issuing carrier insuring general, pollution and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation. American Safety then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and American Safety has been an authorized reinsurer of American Safety RRG since 1988. The Company, through its insurance subsidiaries, participates in the business of American Safety RRG through a pooling agreement whereby the Company keeps 75% of the premium and retained risk from business written by American Safety RRG.

        Regulation. The Risk Retention Act facilitates the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to liability insurance and does not permit coverage of personal risk liability or workers' compensation.

        The Risk Retention Act and the Vermont Captive Act require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of the American Safety RRG’s common stock upon the acceptance of the applicant as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, such person’s share of common stock is automatically canceled and such person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act and the Securities and Exchange Act and are likewise not considered securities for purposes of any state securities law.

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

        ASI Services acts as the program manager for American Safety RRG pursuant to the program management agreement and is authorized to solicit and accept applications for insurance and to issue insurance policies on behalf of American Safety RRG subject to guidelines and procedures established by the board of directors of American Safety RRG. For 2002, the program management agreement between American Safety RRG and ASI Services provided for reimbursement of cost based upon premiums written (as opposed to the previous fee-for-service arrangement). The Company derived approximately 6.9% ($6.9 million) of its revenues in 2001 and 9.2% ($11.4 million) of its revenues in 2002 from American Safety Risk Retention Group, Inc.

                                                                  Year Ended             Year Ended
                                                               December 31, 2001     December 31, 2002
                                                                           (In thousands)

Assumed earned premiums from American Safety RRG                $ 10,964             $   13,308
Ceded earned premiums to American Safety RRG                       7,005                  3,095
Net premiums earned                                                3,959                 10,213
Management fees                                                    1,496                  1,183
Brokerage commission income                                        1,490                      -

        In the table above, assumed earned premiums represent the assumption of liability risks by the Company from American Safety RRG, and ceded earned premiums represent the transfer of a portion of liability risks from the Company to American Safety RRG under the pooling agreement. Management fees include administrative services, underwriting services, claims administration services, financial, accounting, billing and collection services and consulting services. Fee income decreased during 2002 as a result of the conversion of the fee structure from a fixed fee to a reimbursement of costs basis.

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

        Although the federal government does not directly regulate the business of insurance in the United States, federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the National Association of Insurance Commissioners (“NAIC”), federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus (i.e., the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and determined in accordance with statutory accounting procedures) for insurers has been a matter of particular concern to insurance regulatory authorities.

        Bermuda Regulation

        American Safety, as a licensed Bermuda insurance company, and its Bermuda reinsurance subsidiary, American Safety Re, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the “Bermuda Act”), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).

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

         American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which direct premiums are written for its general liability and other lines of business. Under such regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds of insurance carriers which become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in such funds are based on direct premiums written (i.e., those premiums written, whether or not earned, during a time period) by participating insurers, as a percentage of total direct written premiums of all participating insurers.

        American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma was acquired by the Company in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 39 states and the District of Columbia. The insurer is subject to regulation examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety as a percentage of its ownership of American Safety Indemnity. Under Oklahoma law no person may obtain 10% or more of the voting securities of American Safety without the prior approval of the Oklahoma Insurance Department.

The premium rates of American Safety Indemnity, as an excess and surplus lines insurer, are not filed and approved by the various state insurance departments, but certain restrictions regarding the types of insurance written by excess and surplus lines insurers must be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if “admitted” insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be “approved” to write the type of insurance in the states where its surplus business lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

Competition

        The casualty insurance and reinsurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer or reinsurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. The Company faces competition from a number of insurers who have greater financial and marketing resources and greater name recognition than the Company. Although the Company’s business strategy is to develop insurance programs for the environmental remediation industry, the contracting industry, as well as other specialty industries and risks by targeting niche markets where its expertise is required and where competition is limited, the Company nevertheless encounters competition from other insurance companies engaged in insuring risks in broader business lines which encompass the Company’s niche markets and specialty programs, and such competition is expected to increase as the Company expands its operations.

Harbour Village Development

        The Company announced in March 2000 its plans to complete development of the Harbour Village Golf & Yacht Club (“Harbour Village”) in Ponce Inlet, Florida with residential condominium units, marina containing boat slips, par 3 golf course and a beach club. The Harbour Village property (comprising 173 acres) was acquired by the Company through foreclosure in April 1999, and has been under development by the Company’s subsidiary, Ponce Lighthouse Properties, Inc. and the Company’s general contracting subsidiary, Rivermar Contracting Company.

        Management has planned that the Harbour Village project would be developed in three phases with projected completion in 2005. See Item 3. “Legal Proceedings” with respect to the settlement of recent material zoning litigation relating to the Harbour Village project. See Exhibit 99 for further information regarding Harbour Village.

Employees

        At December 31, 2002, the Company employed 130 persons, none of whom was represented by a labor union. ASI Services employs all but one of the Company’s employees and manages the Company’s U.S. business operations. The Company employs a senior financial officer in Bermuda.

Certain Risk Factors

        The Company’s insurance operations are subject to the following risk factors in addition to the information (including disclosures relating to forward-looking statements) set forth elsewhere in this Report:

Industry Cyclicality; Potential Fluctuations in Financial Results

        The financial results of casualty insurance companies historically have been subject to significant fluctuations and may vary significantly in the future. Operating results may fluctuate due to a variety of factors, including competitive conditions in the industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in liabilities established by insurance and reinsurance to reflect the estimated costs of claims payments (known as loss reserves) according to their insurance or reinsurance contracts, collectibility of reinsurance receivables, market acceptance of new coverages or enhancements, legal interpretations of policy provisions, changes in operating expenses, fluctuations in interest rates and other changes in investment markets which affect market prices of investments and income from such investments, and changes in levels of general business activity and economic conditions. The Company has experienced increased competitive pricing pressures in almost all of its insurance business lines in recent years. Recently, however, the insurance industry has progressed from a “soft market” (wherein insurers could not charge higher premiums) to a “hard market” (wherein insurers can charge higher premiums). These markets are cyclical and may change at any time.

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

Significant Industry Concentration; Specialty Industry Risks

        Due to the Company’s focus on insuring specialty risks, such as the environmental remediation industry and the contracting industry, its operations could be more exposed than its more diversified competitors to the effects of changes in economic conditions, regulations and legal precedents affecting such specialty industries. These changes may include, but are not limited to, economic downturns that may adversely impact the building and real estate development industry, and the degree of enactment and enforcement of federal and state environmental regulations that encourage or require environmental remediation efforts.

Dependence and Availability of Reinsurance

        The availability, amount and cost of reinsurance are subject to prevailing market conditions that are beyond the control of the Company and that affect the Company’s business, financial condition and operating results. The Company’s business depends significantly upon the Company’s ability to limit its risk exposure by ceding (i.e., transferring to others) significant amounts of the potential liability arising from risks insured or reinsured by the Company. As a result of these factors, it is unclear if such reinsurance will continue to be available or available at an affordable cost. If the Company were unable to maintain or replace its reinsurance treaties upon their expiration, either its exposures would increase or, if it were unwilling to bear such increase in exposures, the Company would be required to reduce the level of its underwriting commitments. Furthermore, the Company is subject to credit risk with respect to its reinsurers, as the ceding of risk to its reinsurers does not relieve the Company of its primary liability to its insureds. Although the Company places its reinsurance with reinsurers it believes to be financially stable, a significant reinsurer’s inability or unwillingness to make payment under the terms of a reinsurance treaty could have a material adverse effect on the Company’s business, financial condition and operating results. See Item 3. “Legal Proceedings” with respect to pending material reinsurance recoverables arbitration with Berkley Insurance Company, one of the Company’s former reinsurers.

Possible Inadequacy of Loss Reserves

        The establishment of appropriate loss reserves is an inherently uncertain process, particularly in the environmental remediation industry, contracting industry, other specialty and excess and surplus lines risks, where claims that have occurred may not be reported to an insurer until future periods of time. Due to the uncertainties inherent in the Company’s business lines, the possibility exists that ultimate losses could exceed the Company’s loss reserves. Insurers are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves are estimates at a given time involving actuarial and statistical projections of what the Company expects to be the cost of the ultimate settlement and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. The Company engages an internationally recognized actuarial consulting firm to provide reserve studies and rate studies. To the extent that loss reserves prove to be inadequate in the future, the Company would have to increase its reserves and incur charges to earnings in the periods such reserves are increased, which would cause fluctuations in operating results and could have a material adverse effect on the Company’s business, financial condition and operating results.

Reliance on Independent Insurance Agencies and Brokers

        The failure or inability of independent insurance agencies and brokers to market the Company’s insurance programs successfully could have a material adverse effect on the Company’s business, financial condition and operating results. The Company markets its insurance programs primarily through approximately 205 independent insurance agencies and brokerage firms. Agencies and brokers are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, the Company’s business depends in part on the marketing efforts of these agencies and brokers and on the Company’s ability to offer insurance programs and services that meet the requirements of the clients and customers of these agencies and brokers.

Risks Associated with Growth Strategy

        The Company’s growth strategy includes potential strategic acquisitions, as well as continued internal growth, particularly of its specialty business lines, and development of new insurance lines. If the Company is unable to implement its growth strategy effectively, the Company’s business, financial condition and operating results could be materially adversely affected. Although the Company is not engaged in negotiations with respect to any acquisition, any future acquisition would be accompanied by risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty in assimilating the operations and personnel of an acquired company; potential disruption of the Company’s ongoing business; inability to successfully integrate acquired systems and insurance programs into the Company’s operations; maintenance of uniform standards, controls and procedures; and possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management. Due to the risks and other unforeseen factors, the Company may not be able to successfully implement its strategy for continued internal growth and may not be successful in overcoming the risks or any other problems customarily encountered in connection with an acquisition, or achieving internal growth or development of new insurance lines.

Importance of Industry Ratings

        Increased public and regulatory scrutiny of the financial stability of insurance companies have resulted in greater emphasis by policyholders upon insurance company ratings, with a resultant potential competitive advantage for insurance companies with higher ratings. In September 2002, A.M. Best, an independent nationally recognized insurance industry rating service and publisher, reaffirmed a rating of “A (Excellent)", with a “stable” outlook, on a group basis to American Safety, as well as its U.S. insurance subsidiary, American Safety Casualty, its U.S. property and casualty excess and surplus line insurance subsidiary, American Safety Indemnity, and its non-subsidiary risk retention group affiliate, American Safety RRG. Because A.M. Best continually monitors insurance companies with regard to their ratings, the Company’s ratings could change at any time, and any downgrade of such ratings could adversely affect the Company’s business, financial condition and results of operations. A.M. Best’s ratings represent an independent opinion of an insurer’s ability to meet its obligations to policyholders which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation.

Regulation

        Insurance Regulation. The Company’s primary insurance and reinsurance subsidiaries, as well as its non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. Such regulation may limit the ability or the speed of the Company to respond to market opportunities and may require the Company to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or insurance holding companies. Insurance regulation relates to authorized lines of business, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and nonfinancial components of an insurance company’s business. Any changes in insurance laws and regulations could materially adversely affect the Company’s business, financial conditions and operating results. The Company is unable to predict what additional laws and regulations, if any, affecting its business may be promulgated in the future or how they might be interpreted.

Environmental Regulation.

        Environmental remediation activities and other environmental risks are highly regulated by both federal and state governments. Environmental regulation continually is evolving and changes in the regulatory patterns at federal and state levels may have a significant effect upon potential claims against the Company. Such changes may also affect the demand for the types of insurance offered by and through the Company and the availability or cost of reinsurance. The Company is unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future or how they might be interpreted.

Potential Risk of United States Taxation of Bermuda Operations

        Bermuda’s tax laws are more favorable to American Safety, a Bermuda company, and its Bermuda reinsurance subsidiary, American Safety Re, than the United States’ tax laws because these Bermuda companies are not obligated to pay any taxes in Bermuda based upon income or capital gains. If the Company’s Bermuda-based operations were determined to be subject to United States taxation, the Company’s results of operations could be materially adversely affected. The United States Internal Revenue Code of 1986, as amended, does not contain a definitive identification of activities that constitute being engaged in a United States trade or business, and the possibility exists that the Internal Revenue Service will take the position that the Company’s Bermuda-based operations are engaged in a United States trade or business and therefore are subject to United States income taxation. The Company, exclusive of its U.S. subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to United States income taxation. The Company’s U.S. subsidiaries are subject to United States taxation.

Item 2. Properties

        The Company’s Bermuda offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal offices of the Company’s U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3. Legal Proceedings

        The Company, through its subsidiaries, is routinely a party to pending or threatened litigation in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company’s financial condition except for the following matters.

        Principal Management, Inc. et al. In January 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurer operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurer. The transactions were structured as stock acquisitions, with the purchase price payable by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held by the Company in escrow to secure the obligations of the sellers.

        When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company’s rescission claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment . However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. The case will now proceed to trial or the Court may allow additional summary judgment motions to be filed in order to dispose of the case. Thereafter, the Company will have the right to appeal all adverse prior rulings in the case.

        Berkley Insurance Company. During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing is scheduled for late May 2003. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As of December 31, 2002, unreimbursed paid claims under the treaties totaled $14.9 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $19.6 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer’s request has no merit and was made in bad faith. The Company recognized a $1.1 million expense in 2002 for reinsurance recoverables relating to the Berkley dispute. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

        Harbour Village Zoning. On March 2, 2002, the Town of Ponce Inlet filed a petition for declaratory relief in the Circuit Court of Volusia County, Florida seeking clarification that the Company could not construct a building higher than 35 feet on its beachfront parcels in the last phase of the Harbour Village project, although the Town had permitted 30 other buildings in the Town over 35 feet in height, including 10 at the Harbour Village project. The Company’s position was that the Town’s 1984 ordinance and subsequent development agreements permitted it to construct a beachfront building of up to 70 feet in height in the Harbour Village project. On March 17, 2003, the Court found that a 1983 Town charter amendment limited all buildings in the Town of Ponce Inlet to 35 feet and accordingly ruled that all ordinances and development agreements of the Town adopted since the 1983 charter amendment were beyond the scope of the Town’s authority (i.e., ultra vires).

        The Company immediately filed a motion for rehearing and upon rehearing on April 11, 2003, the Court vacated its original ruling and issued a new ruling which limited construction of a building no higher than 35 feet on the beachfront parcels. In connection with the rehearing, the Company and the Town of Ponce Inlet agreed to settle pending disputes as to the Company’s development plan for the last phase of Harbour Village project and to release all claims against each other. Under the settlement, the Company would (i) continue construction of the 7 story buildings in the Links phase (containing 376 units), (ii) build not more than a 3 story building with condominium units or a beach club on the beachfront parcels, (iii) reduce the Fisherman’s Harbour building to a 2 or 3 story commercial center rather than a mixed use 7 story building (planned for 70 units), and (iv) make other accommodations including the payment of $500,000 to the Town.

         These changes in the Company’s development plans would reduce the size of the Harbour Village project from 809 to 676 condominium units. As a result, the Company has reallocated the common and land costs of the Harbour Village project over such reduced number of condominium units, which resulted in an increase to the net loss for the fourth quarter of 2002 of $229,000 from the development of the Harbour Village project.

Item 4.        Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Management of the Company

        The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

                   Name                         Age                                    Position

      Stephen R. Crim .............              39            President, Chief Executive Officer and Director

      Joseph D. Scollo, Jr.........              39            Executive Vice President

      Fred J. Pinckney ............              55            General Counsel and Secretary

      Steven B. Mathis ............              35            Chief Financial Officer

      J. Jeffrey Hood .............              39            Senior Vice President-Technical Services

      Gary J. Campbell ............              36            Vice President-Finance

        Stephen R. Crim became President and Chief Executive Officer of the Company on January 1, 2003 and he became President of the Company's insurance and reinsurance operations effective January 1, 2002. Previously, Mr. Crim had been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 17 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986.

        Joseph D. Scollo, Jr. became Executive Vice President of the Company on January 1, 2003 and was Senior Vice President of Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 15 years experience in the insurance industry. Mr. Scollo received a bachelor of science degree in business from Western New England College in 1985 and is a certified public accountant.

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

        Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously he was the Company’s controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 14 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

        J. Jeffrey Hood is Senior Vice President-Technical Services of ASI Services and is responsible for loss control, claims, regulatory and information technology 3and regulatory matters. Prior to joining the Company in 1990, Mr. Hood served as a consultant for a national technical engineering firm for four years. Mr. Hood received a bachelor of science degree in petroleum engineering from Mississippi State University in 1985. Mr. Hood has 16 years of experience relating to risk management in the environmental remediation industry.

        Gary J. Campbell became Vice President-Finance of the Company in July 2001. Previously, Mr. Campbell was a Senior Account Executive for Mutual Risk Management Ltd. for four years in Bermuda. From 1991 to 1997, Mr. Campbell was an audit senior in the Chartered Accounting firm of Withy Addison in Mississauga, Canada. Previously, he worked for two years in audit with Ernst & Young in Mississauga, Canada. Mr. Campbell obtained his Chartered Accounting designation in 1996 and passed the CPA United States Reciprocity Exam in 2002. Mr. Campbell received a bachelor’s degree in business from the University of Western Ontario in Canada in 1989.

[The Remainder of this Page Intentionally Left Blank]

         PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company’s common shares commenced trading on the National Association of Security Dealers, Inc.‘s National Market on February 13, 1998 as a result of the Company’s completion of its initial public offering. On February 5, 1999, the Company’s common shares were listed and traded on the New York Stock Exchange, Inc. under the symbol “ASI” and the Company’s prior listing on the National Association of Security Dealers, Inc.‘s National Market ceased. As of March 26, 2003, there were approximately 2,200 holders of the Company’s common shares.

        The following table sets forth the high and low prices per share of the Company's common shares for the periods indicated.

Fiscal Year Ended December 31, 2001                          High                     Low

First Quarter                                             $   9.10                 $  5.75
Second Quarter                                               10.25                    7.95
Third Quarter                                                10.35                    8.80
Fourth Quarter                                                9.65                    8.80

Fiscal Year Ended December 31, 2002                          High                     Low

First Quarter                                             $   9.32                $   8.27
Second Quarter                                                8.98                    7.73
Third Quarter                                                 8.80                    7.76
Fourth Quarter                                                7.75                    5.80

        The Company issued four quarterly cash dividend of $0.12 per common share to shareholders of record during fiscal year 2002. Future cash dividends will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

Item 6. Selected Financial Data

        The following table sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet and income statement data have been derived from the audited financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                 Year Ended December 31,
                                               1998            1999          2000          2001           2002
                                                     (In thousands, except per share and ratio data)
Income Statement Data:
Revenues:
Direct and assumed premiums earned        $   13,114         $18,140       $54,078      $146,765      $140,006
    Ceded premiums earned                     (3,994)         (6,015)      (27,373)      (83,796)      (74,057)
    Net premiums earned                        9,120          12,125        26,705        62,969        65,949
    Net investment income                      2,847           2,878         2,605         3,650         4,016
    Interest on notes receivable               2,409           2,614         1,531           767             -
    Brokerage commission income                1,183           1,389         3,291         2,411           143
    Management fees from affiliate             1,344           1,386         1,425         1,496         1,183
    Net realized gains (losses)                  443             174          (518)          652           710
    Real estate income                             -               -             -        27,561        51,780
    Other income                                  24             921           939         1,026           186

      Total revenues                          17,370          21,487        35,979       100,532       123,967

Expenses:
    Losses and loss adjustment
      expenses incurred                        5,177           6,896        18,506        43,986        38,274
    Acquisition expenses                       1,192             894         3,693        10,431        12,545
    Real estate expenses                           -               -             -        25,126        48,527
    Other expenses                             5,246           7,694        12,758        15,074        19,653
    Expenses due to rescission                     -               -         3,542           600         1,565

      Total expenses                          11,615          15,484        38,499        95,217       120,564
      Earnings (loss) before income
        taxes                                  5,755           6,003         2,520)        5,315         3,403
Income Taxes                                    (199)             83        (1,157)        1,161           919

Net earnings (loss)                       $     5,954         $5,920      $  (1,363)      $ 4,154       $ 2,484
                                                =====          =====         ======        ======        ======
Net diluted earnings (loss) per share     $      1.04         $ 0.98      $   (0.25)      $  0.84       $  0.51
Common shares and common share
    equivalents used in computing net
    diluted earnings per share                  5,738          6,032         5,497          4,935         4,871

GAAP Ratios:

Loss and loss adjustment expense ratio           56.8%          56.9%       69.3%           69.9%         58.0%

Expense Ratio                                    23.9           16.7        18.2            22.6          28.1

Combined ratio                                   80.7%         73.6%        87.5%           92.5%         86.1%

Net premiums written to equity                    0.2x          0.3x         0.7x            1.3x          1.3x

Statutory Ratios:

Loss and loss adjustment expense ratio           56.8%         56.9%        69.3%           69.9%         58.0%

Expense Ratio                                    22.6          14.0         11.7            18.7          23.1

Combined ratio                                   79.4%         70.9%        81.0%           88.6%         81.1%

Balance Sheet Data (at end of period)
Total investments                         $    51,048     $    59,648   $     91,247  $     83,578  $     104,417
Total assets                                   86,147         104,107        207,298       297,261        365,407
Unpaid losses and loss adjustment
    expenses                                   14,700          20,413         50,509       121,423        160,629
Total liabilities                              26,878          42,978        149,495       237,281        302,955
Total shareholders' equity                     59,269          61,039         57,803        59,980         62,452

Item 7.        Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information in the following discussion is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded:

Results of Operations

         The following table sets forth the Company's consolidated revenues:

                                                                 Year Ended December 31,
                                                                                             2000 to           2001 to
                                                 2000           2001              2002        2001            2002
                                                                      (In thousands)

Net Premiums earned:
    Reinsurance:
      Workers' Compensation                 $    11,151     $      12,657      $     1,617           13.5%          (87.2)%
      General Liability                           5,479             9,707            5,988           77.2           (38.3)
      Program Business                                -               396              204              -           (48.5)

              Total reinsurance                  16,630            22,760            7,809           36.9           (65.7)

    Primary Insurance:
      Commercial Lines                            2,638             4,197              772           59.1           (81.6)
      Workers' Compensation                         249             6,376            7,365        2,460.6            15.5
      Surety                                      4,539             5,916            1,158           30.3           (80.4)
      General Liability                             845            18,423           42,740        2,080.2           132.0
      Program Business                            1,804             5,297            6,105          193.5            15.3

          Total primary insurance                10,075            40,209           58,140          299.1            44.6

          Total net premiums earned            26,705            62,969           65,949          135.8             4.7

Net Investment Income                             2,605             3,650            4,016           40.1            10.0
Interest on notes receivable                      1,531               767                -          (49.9)         (100.0)
Commission and fee income:
   Brokerage commission income                    3,292             2,411              143          (26.8)          (94.1)
   Management fees from affiliates                1,425             1,496            1,183            5.0           (20.9)

          Total commission and fee
            income                                4,717             3,907            1,326          (17.2)          (66.1)
Net realized gains (losses)                        (518)              652              710          225.9             8.9
Real estate income                                    -            27,561           51,780            -              87.9
Other income                                        939             1,026              186            9.3           (81.9)

          Total Revenues                    $    35,979    $      100,532    $     123,967          179.4%           23.3%

         The following table sets forth the components of the Company's statutory combined ratio for the period indicated:

                                                                  2000                   2001                   2002

Insurance Operations
    Loss & Loss Adjustment Expense Ratio                           69.3%                  69.9%                  58.0%
    Expense Ratio                                                  11.7                   18.7                   23.1

              Combined Ratio                                       81.0%                  88.6%                  81.1%
                                                                   =====                  =====                  =====

Year Ended December 31, 2002 to Year ended December 31, 2001

        Net Premiums Earned. “Net premiums earned” are that portion of net premiums written which applies to the expired portion of the policy period. Net premiums earned increased 4.7% from $63 million in 2001 to $65.9 million in 2002. The principal factors accounting for the increase were an increase in general liability primary premiums of $24.3 million and an increase in program business premiums of $808,000. These increases were partially offset by a decrease in net premiums earned for workers’ compensation, general liability reinsurance, commercial lines and surety of 56.5% from $38.9 million in 2001 to $16.9 million in 2002. These results were in line with the Company’s strategy to focus on its more profitable lines of insurance business.

        Net Investment Income. Net investment income increased 10% from $3.7 million in 2001 to $4.0 million in 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average annual pre-tax yield on investments was 5% in 2001 and 4.3% in 2002. The average annual after-tax yield on investments was 3.7% in 2001 and 3.2% in 2002.

        Interest from Notes Receivable. Interest from notes receivable decreased 100% from $767,000 in 2001 to $0 in 2002 due to the impairment of two loans. During 2001, the Company ceased accruing interest for accounting purposes on two impaired loans with one borrower in accordance with its accounting policies. Average notes receivable have decreased to $7.4 million from $8.5 million. The average annual pretax yield on notes receivable was 9% and 0% in 2001 and 2002, respectively.

         Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees decreased 66.1% from $3.9 million in 2001 to $1.3 million in 2002. This decrease is the result of a change in the manner fees are realized from the Company’s risk retention group affiliate. Previously, the risk retention group affiliate paid a fixed management fee plus a commission based on a percentage of the premiums produced. Effective January 1, 2002, the risk retention group pays fees based on its portion of costs allocated against its portion of premiums written. This change was implemented to coincide with the creation of an internal pooling agreement between the Company (including its subsidiaries) and the risk retention group. The result of this change will initially lower the commission income and management fees paid to the Company by the risk retention group affiliate, but the net premiums earned retained by the Company will increase which the Company will earn as revenue over the life of the underlying policies as opposed to earning the commissions and fees at the time such policies are written.

         Net Realized Gains. Net realized gains from the sale of investments increased from a gain of $652,000 in 2001 to a gain of $710,000 in 2002. These gains were primarily realized from the sale of bonds in the Company’s investment portfolio.

         Real Estate Income. Real estate sales at the Harbour Village project increased 87.9% from $27.6 million in 2001 to $51.8 million in 2002. The sales in 2002 were realized from the closing of 160 condominium units and 62 boat slips and the sales in 2001 were realized from the closing of 102 condominium units and 59 boat slips. See Exhibit 99 for further information regarding Harbour Village. .

         Other Income. Other income decreased 81.9% from $1 million in 2001 to $186,000 in 2002 as a result of reduced fees earned by our financial services subsidiary. During 2001, the Company discontinued this financial services business.

         Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased 13% from $44 million in 2001 to $38.3 million in 2002 as a result of decreased net premiums earned in commercial lines, surety and workers’ compensation lines of insurance business and a refocusing of the Company’s strategy to concentrate or more profitable lines of business, which caused the loss ratio to decrease from 70% in 2001 to 58% in 2002.

         Acquisition Expenses. Policy acquisition expenses increased from $10.4 million in 2001 to $12.5 million in 2002 as a result of increased net earned premiums in the general liability line of business and a change in the reinsurance arrangement between the Company and its risk retention group affiliate.

         Payroll and Other Expenses. Payroll and other expenses increased 30.1% from $15.1 million in 2001 to $19.6 million in 2002 due to higher payroll and legal expenses, a $2.5 million impairment charge to notes receivable, and a $1.1 million expense of reinsurance recoverables. The $2.5 million charge for impairment to notes receivable is the result of the Company obtaining an updated appraisal, which shows a decrease in the market value of the property due to current economic conditions, for the collateral supporting the loans. The $1.1 million expense in 2002 of reinsurance recoverables relates to the Berkley arbitration dispute, and is in recognition of a settlement offer that the Company made to Berkley. See Item 3. “Legal Proceedings” with respect to the Company’s pending material arbitration dispute with Berkley.

         Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $25.1 million in 2001 to $48.5 million in 2002. Of the $48.5 million of costs recognized during 2002, $44.1 million of the costs were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $4.4 million were fixed costs of the project, which includes the $0.5 million for the Town of Ponce Inlet as part of the settlement of material zoning litigation described in Item 3 of this Report. Of the $25.1 million of costs recognized during 2001, $23.5 million of the costs were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $1.6 million were fixed costs of the project. See Exhibit 99 for further information regarding Harbour Village.

         Expense due to Rescission. Expense due to rescission litigation was $1.6 million in 2002 as compared to $600,000 in 2001. Of the $1.6 million of expense recognized, $565,000 was for legal fees, and $1 million was related to amounts held in escrow for the acquisition as a result of the Court’s granting of defendants’ summary judgment motions in part of the lawsuit.

         Income Taxes. Federal and state income tax expense was $919,000 in 2002 as compared to $1.2 million in 2001. The effective tax rate increased to 27% for 2002 from 22% in 2001. This increase is a result of higher levels of taxable income in the Company’s insurance and real estate subsidiaries.

         Total Earnings. Net earnings after tax decreased 40.2% to $2.5 million in 2002 from $4.2 million in 2001. The decrease in net earnings is primarily due to the impairment of notes receivable, reinsurance recoverable write-offs relating to the Berkley dispute, and increased rescission expense.

Year Ended December 31, 2001 to Year ended December 31, 2000

         Net Premiums Earned. Net premiums earned increased 135.8% from $26.7 million in 2000 to $63.0 million in 2001. The principal factors accounting for the increase were an increase of general liability reinsurance premiums of $4.2 million, an increase in workers’ compensation primary premiums of $6.1 million, an increase in general liability primary premiums of $17.6 million, an increase in commercial lines premiums of $2.6 million, and an increase in program business premiums of $3.9 million.

         Net Investment Income. Net investment income increased 40.1% from $2.6 million in 2000 to $3.7 million in 2001 as a result of increased levels of invested assets generated from increased cash flows from operations. The average annual pre-tax yield on investments was 4.8% in 2000 and 5% in 2001. The average annual after-tax yield on investments was 4.0% in 2000 and 3.7% in 2001.

         Interest from Notes Receivable. Interest from notes receivable decreased 49.9% from $1.5 million in 2000 to $800,000 in 2001 principally from repayment of various loans. Average notes receivable have decreased from $10.9 million in 2000 to $8.5 million in 2001. The average annual pretax yield on notes receivable was 14.1% and 9.0% in 2000 and 2001, respectively. The Company ceased accruing interest on two impaired loans with one borrower in accordance with its accounting policies.

         Brokerage Commission Income. Income from insurance brokerage operations decreased 26.7% from $3.3 million in 2000 to $2.4 million in 2001 due to reduced levels of insurance premiums being produced through the Company’s risk retention group affiliate, and increased levels of insurance premiums being produced by the Company’s excess and surplus lines carrier insurance company (which are not recognized as brokerage commission income).

         Management Fees. Management fees received from the Company’s risk retention group affiliate increased 5% from $1.43 million in 2000 to $1.5 million in 2001 and is consistent with the prior year.

         Net Realized Gains. Net realized gains (losses) from the sale of investments increased from a loss of $518,000 in 2000 to a gain of $652,000 in 2001. These gains were primarily realized from the sale of bonds in the Company’s investment portfolio.

         Real Estate Income. Real estate sales at the Harbour Village project were $27.6 million in 2001. These sales were realized from the closing of 102 condominium units and 59 boat slips in 2001. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Losses and Loss Adjustment Expenses. Loss and loss adjustment expenses increased 137.7% from $18.5 million in 2000 to $44.0 million in 2001 due to an increase in net premiums earned and increases in surety and commercial lines reserves.

         Acquisition Expenses. Acquisition expenses increased from $3.7 million to $10.4 million as a result of increased net earned premiums. Premium tax expense also increased to $3.7 million from $948,000 due to higher volumes of direct premiums earned.

         Payroll and Other Expenses. Payroll and other expenses increased 23.4% from $12.2 million in 2000 to $15.1 million in 2001 due to increases in payroll and litigation costs, expense of certain workers’ compensation receivables, and costs associated with the Company’s discontinued financial service subsidiary.

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

         Expense due to Rescission. Expense due to rescission litigation was $600,000 for 2001, as compared to $3.5 million in 2000, which is associated with the rescission of the previously acquired Michigan agency and two related insurance companies.

         Income Taxes. Federal and state income taxes increased from a benefit of $1.2 million in 2000 to an expense of $1.2 million in 2001 as a result of increased levels of income in the Company’s U.S. insurance and real estate subsidiaries.

         Total Earnings. Net earnings after tax increased 404.8% to a profit of $4.2 million for 2001 from a loss of $1.4 million for 2000. This increase in net earnings is due to increases in insurance and real estate income. Another reason for the increase is a reduction in rescission expenses in 2001 as compared to 2000.

Liquidity and Capital Resources

        The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers’ compensation and excess and surplus lines. The Company’s primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums written, investment income, income from real estate development sales, commission income, management fees and reinsurance recoverables from reinsurers. The Company’s short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity. Notwithstanding the Company’s dispute with one of its former reinsurers, Berkley Insurance Company, as described in Item 3. of this Report, management believes that the Company’s current cash flows are sufficient for the short-term needs of its insurance business and the Company’s invested assets are sufficient for the long-term needs of its insurance business.

        As discussed in Item 3. “Legal Proceedings”, the Company has a pending material dispute with Berkley Insurance Company, one of the Company’s former reinsurers, with respect to unreimbursed paid claims under treaties totaling $14.9 million and additional ceded case reserves and reserves for incurred but not reported losses totaling approximately $19.6 million as of December 31, 2002. The Company recognized a $1.1 million expense in 2002 for reinsurance recoverables relating to the Berkley dispute as a result of a settlement offer made by the Company. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

        On a consolidated basis, net cash provided from operations was $28.1 million for the twelve months ended December 31, 2001 and $34.3 million as of December 31, 2002. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings and sales of real estate. Because workers’ compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claims payments are made.

        Total assets increased from $297.3 million at December 31, 2001 to $365.4 million at December 31, 2002 primarily due to increases in invested assets, cash and reinsurance recoverables. Cash, invested assets and notes receivable increased from $130.6 million at December 31, 2001 to $174.3 million at December 31, 2002, as a result of increases in fixed maturities and cash. At December 31, 2002, the Company has repurchased 1,612,189 shares of its common stock at a total cost of $9.7 million since January 1999.

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

        Management has planned that the Harbour Village project would be developed in three Phases with projected completion in 2005. Through December 31, 2002, the Company had outstanding borrowings of $17.0 million from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of the Harbour Village project was approximately $67.5 million at December 31, 2002. See Item 3. “Legal Proceedings” with respect to the settlement of material zoning litigation involving the Harbour Village project. See Exhibit 99 for further information regarding Harbour Village.

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

         Reinsurance. One of the Company's former reinsurers, Berkley Insurance Company, has disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. As of December 31, 2002, unreimbursed paid claims totaled $14.9 million and additional ceded case and incurred but not reported reserves totaled approximately $19.6 million. A reserve of $1.1 million for this dispute has been established because of the conditions set forth in Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. If any of these factors change in the future, the Company may have to establish additional reserves at that time, which could be material. See Item 3. "Legal Proceedings" for a discussion of the Company's pending material reinsurance recoverables dispute with Berkley Insurance Company, one of the Company's former reinsurers.

         Unpaid Losses Loss Adjustment Expenses. The Company is required to estimate its liability for loss and loss adjustment expenses. The estimated liability for unpaid losses and loss adjustment expenses recorded on the Company’s balance sheet at the end of any given period should be adequate to cover all future payments required to be made on account of insured events that occurred on or before the balance sheet date. However, because the future cannot be predicted with certainty, the actual future payments are usually different from the previously recorded estimates, and sometimes the differences may be material. These differences are included in the Company’s results of operations in the future periods in which they become known.

         Deferred Income Taxes. The Company is required to establish a valuation allowance for the portion of any deferred tax asset, which amounted to $7.4 million at December 31, 2002, that management believes will not be realized. The Company believes that it is more likely than not that the Company will realize the full benefit of its deferred tax assets in future periods. Accordingly, no valuation allowance has been established.

         Construction Accounting. The Company recognizes revenue on Harbour Village, its real estate development project, when title to each condominium unit and boat slip transfers to the purchaser. When title transfers, the Company uses a percentage of completion method based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The estimated future common costs of amenities at December 31, 2002 were $2.0 million, of which $836,000 related to condominium units that were closed in 2002. The percentage of completion method is based upon future estimated costs, and actual costs may vary greatly from these estimated costs requiring an adjustment to be recorded in future periods.

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

Combined Ratio

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. The Company’s reported combined ratio for its insurance operations may not provide an accurate indication of the Company’s overall profitability from insurance and reinsurance programs due to the exclusion of fee and commission income and expenses generated in related management and agency subsidiaries. Depending on the Company’s mix of business going forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of the Company’s insurance and reinsurance programs.

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

Forward Looking Statements

        This Report contains forward-looking statements within the meaning of United States’ securities laws which are intended to be covered by the safe harbors created thereby. Such statements include the Company’s estimations of future insurance claims and losses, and the Company’s expectations with respect to the outcome of the Principal Management acquisition rescission litigation, the arbitration of the Berkley reinsurance recoverables dispute, and the future profitability and value of the Harbour Village real estate project, as reflected in the Company’s consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

        Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. An adverse outcome of the Principal Management acquisition rescission litigation or the arbitration of the Berkley reinsurance recoverables dispute would have a material adverse effect on the financial condition of the Company. See discussion in Item 3. of this Report as to these material matters.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. The Company’s Consolidated Balance Sheets includes assets whose estimated fair values are subject to market risk. The primary market risk to the Company is interest rate risk associated with investments in fixed maturities. The Company has no direct commodity or foreign exchange risk as of December 31, 2002. The estimated fair value of the Company’s investment portfolio at December 31, 2002 was $145.5 million, 71% of which was invested in fixed maturities and short-term investments, and 29% of which was invested in real estate.

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

        The table below summarizes the Company’s interest rate risk and shows the effect of a hypothetical change in interest rates as of December 31, 2002. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                           Estimated Fair
                                   Estimated Fair                            Value after           Hypothetical
                                      Value at       Estimated Change       Hypothetical       Percentage Increase
         Fixed Maturity             December 31,     in Interest Rate    Change in Interest       (Decrease) in
          Investments                   2002         (bp=basis points)          Rate           Shareholders' Equity

Total Fixed Maturity              $104,417          200bp decrease            $113,181                  13.9%
Investments (including                              100bp decrease             108,757                   6.9
short-term investments)                             100bp increase              99,909                  -7.2
                                                    200bp increase              95,485                 -14.2

         Credit Risk

        The Company invests primarily in the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. See discussion under "Investments" in Item 1 of this Report.

Item 8. Financial Statements and Supplementary Data

         The Company's consolidated financial statements required under this Item 8 are included as part of Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

         PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2003 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Item 4 of this Report.

Item 11. Executive Compensation

        The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2003 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2003 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2003 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within ninety days before the filing of this Report, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

         Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

         (a) Financial Statements Schedules, and Exhibits

                 1. Financial Statements

                          The following is a list of financial statements, together with reports thereon, filed as part of this Report:

-         Independent Auditors' Report

-         Consolidated Balance Sheets at December 31, 2001 and 2002

-        ; Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002

-         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 2001 and 2002

-         Consolidated Statements of Cash Flow for the Years Ended December 31, 2000, 2001 and 2002

-         Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2000, 2001 and 2002

-         Notes to Consolidated Financial Statements

-         Selected Quarterly Financial Data

        2. Financial Statement Schedules

                 The following is a list of financial statement schedules filed as part of this Report:

         Schedule Number                                                           Page

    -    Schedule II  - Condensed Financial Statements
                         (Parent only)                                               __
    -    Schedule III - Supplemental Information                                     __
    -    Schedule IV - Reinsurance                                                   __
Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

        3. Exhibits

         The following is a list of exhibits required to be filed as part of this Report:

                       Exhibit
                       Number                           Title

                             Exhibit
          Number                           Title

      3.1*                 Memorandum of Association of American Safety Insurance Group, Ltd.
      3.2*                 Form of Bye-Laws of American Safety Insurance Group, Ltd.
      4.1*                 Common Share Certificate
     10.2*                 Incentive Stock Option Plan
     10.2(a)****           First Amendment to Incentive Stock Option Plan
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
     10.5(a)****           Amended and Restated Program Management Agreement between American Safety
                           Insurance Services, Inc. and American Safety Risk Retention Group, Inc.
     10.6***+              Employment Agreement between the American Safety Insurance Services, Inc. and
                           Stephen R. Crim
     10.7****+             Employment Agreement between Rivermar Contracting Company and Frederick C.
                           Treadway
     12.                   Ratio of Earnings to Fixed Charges
     21***                 Subsidiaries of the Company
     99                    Harbour Village Development Status
*Incorporated by reference to the Exhibits to Registrant’s Amendment No. 1 to Registration Statement filed January 27, 1998 on Form S-1 (Registration No. 333-42749)

**Incorporated by reference to the Exhibits to Registrant’s Registration Statement filed December 19, 1997 on Form S-1 (Registration No. 333-42749)

***Incorporated by reference to the Exhibits to Registrant’s Annual Report filed April 1, 2002 on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-14795)

****Incorporated by reference to the Exhibits to Registrant’s Registration Statement filed September 25, 2002 on Form S-1 (Registration No. 333-10065)

+Management contract or compensatory plan or arrangement.

        (b) Reports on Form 8-K:

        The Company filed a Form 8-K dated October 23, 2002 regarding the Principal Management acquisition rescission litigation.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2003.

                             AMERICAN SAFETY INSURANCE GROUP, LTD.

                             By: /s/ Stephen R. Crim
                                 Stephen R. Crim
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on April 15, 2003.

    Signature                                                           Title

/s/ Stephen R. Crim                                        President and Director
Stephen R. Crim                                            (Principal Executive Officer)

/s/ Steven B. Mathis                                       Chief Financial Officer
Steven B.  Mathis                                          (Principal Financial Officer and Principal
                                                               Accounting Officer)

/s/ Frederick C. Treadway                                  Chairman of the Board of Directors
Frederick C.  Treadway

/s/ Cody W. Birdwell                                       Director
Cody W.  Birdwell

/s/ David V. Brueggen                                      Director
David V.  Brueggan

/s/ William O. Mauldin                                     Director
William O.  Mauldin, Jr.

/s/ Thomas W. Mueller                                      Director
Thomas W.  Mueller

/s/ Jerome D. Weaver                                       Director
Jerome D. Weaver

                                   Certification Pursuant to §-302 of the Sarbanes-Oxley Act of 2002

         I, Stephen R. Crim, certify that:

              1.   I have reviewed this Annual Report on Form 10-K of American Safety Insurance Group, Ltd.;

              2.   Based on my knowledge,  this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this Annual Report;

              3.   Based on my knowledge,  the financial  statements,  and other financial  information included in this Annual Report, fairly  present in all material  respects  the  financial  condition,  results of  operations  and cash flows of the
                   Registrant as of, and for, the periods presented in this Annual Report;

              4.   The  Registrant's  other  certifying  officers and I are responsible  for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                   a)  designed  such  disclosure  controls  and  procedures  to  ensure  that  material  information  relating  to the
                       Registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within those  entities, particularly during the period in which this Annual Report is being prepared;

                   b)  evaluated the effectiveness of the Registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                   c)  presented  in this  Annual  Report our  conclusions  about the  effectiveness  of the  disclosure  controls  and procedures based on our evaluation as of the Evaluation Date;

              5.   The  Registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the
                   Registrant's  auditors  and the audit  committee  of  Registrant's  board of directors  (or persons  performing  the equivalent function):

                   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the
                       Registrant's ability to record, process, summarize and report financial data and have identified for the
                       Registrant's auditors any material weaknesses in internal controls; and

                   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.       The Registrant's  other  certifying  officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant  deficiencies  and material weaknesses.

Date: April 15, 2003                                          /s/ Stephen R. Crim
                                                              Stephen R. Crim
                                                              Chief Executive Officer and President

                                   Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

         I, Steven B. Mathis, certify that:

              1.   I have reviewed this Annual Report on Form 10-K of American Safety Insurance Group, Ltd.;

              2.   Based on my knowledge,  this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements  made, in light of the  circumstances  under which such  statements were made, not misleading with respect to the period covered by this Annual Report;

              3.   Based on my knowledge,  the financial  statements,  and other financial  information included in this Annual Report, fairly  present in all material  respects  the  financial  condition,  results of  operations  and cash flows of the
                   Registrant as of, and for, the periods presented in this Annual Report;

              4.   The  Registrant's  other  certifying  officers and I are responsible  for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

                   a)  designed  such  disclosure  controls  and  procedures  to  ensure  that  material  information  relating  to the
                       Registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within those  entities, particularly during the period in which this Annual Report is being prepared;

                   b)  evaluated the effectiveness of the Registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                   c)  presented  in this  Annual  Report our  conclusions  about the  effectiveness  of the  disclosure  controls  and procedures based on our evaluation as of the Evaluation Date;

              5.   The  Registrant's  other  certifying  officers and I have  disclosed,  based on our most recent  evaluation,  to the
                   Registrant's  auditors  and the audit  committee  of  Registrant's  board of directors  (or persons  performing  the equivalent function):

                   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the
                       Registrant's ability to record, process, summarize and report financial data and have identified for the
                       Registrant's auditors any material weaknesses in internal controls; and

                   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

              6.   The  Registrant's  other  certifying  officers and I have  indicated in this Annual Report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect  internal  controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                                         /s/ Steven B. Mathis
                                                             Steven B. Mathis
                                                             Chief Financial Officer

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2001 and 2002
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Group, Ltd. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                                                                                                                                                        KPMG LLP

Atlanta, Georgia
April 11, 2003

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31, 2001, and 2002

                                                                         2001                     2002
                       Assets

Investments:
Fixed  maturity  securities  available  for sale,  at
   fair value                                                   $      61,836,101         $      85,850,658
Investment in real estate                                              37,662,600                41,050,921
Short-term investments                                                 21,742,272                18,565,871

      Total investments                                               121,240,973               145,467,450

Cash and cash equivalents                                               1,302,842                22,158,730
Restricted cash                                                         9,010,489                 7,516,845
Accrued investment income                                               2,424,551                 1,751,417
Notes receivable - other                                                8,081,899                 6,649,716
Premiums receivable                                                    25,783,225                19,218,941
Ceded unearned premium                                                 20,423,690                22,612,159
Reinsurance recoverable                                                87,173,021               117,547,623
Funds on deposit                                                          312,717                   485,956
Due from affiliate                                                      1,108,520                         -
Income tax recoverable                                                  1,614,940                   345,882
Deferred income taxes                                                   7,415,033                 7,405,586
Deferred policy acquisition costs                                       4,519,439                 7,683,458
Property, plant equipment                                               2,046,332                 2,117,096
Prepaid items                                                           1,480,078                 1,920,054
Intangible assets                                                       1,466,629                 1,466,629
Other assets                                                            1,857,239                 1,059,796

      Total assets                                              $     297,261,617         $     365,407,338

        Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses                      $     121,423,039         $     160,628,579
Unearned premiums                                                      53,205,500                69,805,945
Reinsurance  on  paid  losses  and  loss   adjustment
   expenses                                                             2,081,845                 4,290,250
Ceded premiums payable                                                 14,224,460                 8,141,181
Due to affiliate:
   Ceded premiums payable                                                       -                   125,581
   Reinsurance  on paid  losses  and loss  adjustment
     expenses                                                                   -                    51,229
   Other                                                                        -                 1,107,287
Escrow deposits                                                        11,718,824                14,808,528
Accounts payable and accrued expenses                                  13,459,422                13,458,995
Funds held                                                              1,433,648                 4,570,428
Dividend payable                                                                -                   570,113

Loan payable                                                           16,403,135                22,182,273
Collateral held                                                           821,302                 1,315,686
Deferred revenue                                                        2,185,104                 1,574,414
Unearned loan fees                                                        325,000                   325,000

      Total liabilities                                               237,281,279               302,955,489

Shareholders' equity
Preferred   stock,   $0.01  par   value;   authorized
   5,000,000 shares; no shares issued and outstanding
                                                                                -                         -
Common stock, $0.01 par value;  authorized 15,000,000
   shares;  issued and  outstanding  at December  31,
   2001,  6,287,266 shares, and at December 31, 2002,
   6,352,077 shares                                                        62,873                    63,520
Additional paid-in capital                                             35,206,614                35,601,246
Retained earnings                                                      33,416,851                33,629,557
Accumulated other comprehensive income, net                               834,974                 2,884,989
Treasury  stock,  1,589,239  shares at  December  31,
   2001,  and 1,612,189  shares at December 31, 2002,
   at cost                                                             (9,540,974)               (9,727,463)
      Total shareholders' equity                                       59,980,338                62,451,849
      Total liabilities and shareholders' equity                $     297,261,617         $     365,407,338

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2000, 2001, and 2002

                                                                  2000                    2001                     2002
Revenues:
Direct premiums earned                                    $ 35,602,221        $  119,120,688         $ 118,437,907
Assumed premiums earned:
   Affiliate                                                 5,760,586            10,964,521            13,308,301
   Nonaffiliates                                            12,715,642            16,679,635             8,259,374
      Total assumed premiums earned                         18,476,228            27,644,156            21,567,675

Ceded premiums earned:
   Affiliate                                                 4,468,674             7,005,328             3,095,320
   Nonaffiliates                                            22,904,586            76,790,218            70,961,716
      Total ceded premiums earned                           27,373,260            83,795,546            74,057,036

      Net premiums earned                                   26,705,189            62,969,298            65,948,546

Net investment income                                        2,605,218             3,649,985             4,016,177
Interest on notes receivable                                 1,531,183               766,937
                                                                                                                 -
Brokerage commission income                                  3,291,605             2,410,810               143,253
Management fees from affiliate                               1,424,986             1,496,068             1,182,738
Net realized gains (losses)                                   (517,857)              652,230               709,893
Real estate income                                                   -            27,561,004            51,780,576
Other income                                                   938,570             1,026,067               186,192
      Total revenues                                        35,978,894           100,532,399           123,967,375

Expenses:
Losses and loss adjustment expenses incurred                18,506,290            43,986,019            38,273,953
Acquisition expenses                                         3,692,579            10,430,824            12,544,582
Payroll and related expenses                                 7,561,311             8,238,355             8,526,990
Real estate expenses                                           542,444            25,125,848            48,527,026
Other expenses                                               4,654,307             6,835,780            11,126,794
Expenses due to rescission                                   3,541,848               600,000             1,565,121
      Total expenses                                        38,498,779            95,216,826           120,564,466

      Earnings (loss) before income taxes                   (2,519,885)            5,315,573             3,402,909

Income taxes (benefit)                                      (1,156,728)            1,161,304               918,790

      Net earnings (loss)                                $  (1,363,157)     $      4,154,269         $   2,484,119

Net earnings (loss) per share:
Basic                                                    $       (0.25)     $          0.87          $        0.52
Diluted                                                  $       (0.25)     $          0.84          $        0.51

Average number of shares outstanding
Basic                                                         5,496,106           4,797,371              4,735,933
Diluted                                                       5,497,434           4,933,167              4,870,736

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2000, 2001 and 2002

                                                                 2000                   2001                   2002
Common stock - number of shares:
   Balance at beginning of period                                6,077,750              6,281,386              6,287,266
   Issuance of common shares                                       203,636                  5,880                 64,811

   Balance at end of period                                      6,281,386              6,287,266              6,352,077

Common stock:
   Balance at beginning of period                       $           60,777     $           62,814     $           62,873
   Issuance of common shares                                         2,037                     59                    647
   Balance at end of period                                         62,814                 62,873                 63,520

Additional paid-in capital
   Balance at beginning of period                               33,810,387             35,148,577             35,206,614
Issuance of common shares                                        1,338,190                 58,037                394,632
   Balance at end of period                                     35,148,577             35,206,614             35,601,246

Retained earnings:
   Balance at beginning of period                               30,625,739             29,262,582             33,416,851
   Net earnings (loss)                                          (1,363,157)             4,154,269              2,484,119
   Dividends declared ($0.48 per share in 2002)                          -                      -             (2,271,413)
   Balance at end of period                                     29,262,582             33,416,851             33,629,557

Accumulated other comprehensive income:
   Balance at beginning of period                               (1,288,804)               428,085                834,974
   Unrealized  gain (loss)  during the period (net of
      deferred tax benefit  (expense) of  $(240,095),
      $(152,279), and $(541,271) respectively)                   1,716,889                406,889              2,050,015
   Balance at end of period                                        428,085                834,974              2,884,989

Treasury Stock:
   Balance at beginning of period                               (2,169,339)            (7,098,913)            (9,540,974)
   Purchased  967,200 shares in 2000,  322,039 shares
      in 2001, and 22,950 shares in 2002
                                                                (4,929,574)            (2,442,061)              (186,489)
   Balance at end of period                                     (7,098,913)            (9,540,974)            (9,727,463)
         Total shareholders' equity                     $       57,803,145     $       59,980,338     $       62,451,849

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

Years ended December 31, 2000, 2001 and 2002

                                                                   2000                 2001                 2002

Cash flow from operating activities:
Net earnings (loss)                                         $     (1,363,157)  $      4,154,269     $      2,484,119
Adjustments   to  reconcile  net  earnings  to  net  cash
   provided by operating activities:
   Realized losses (gains) on sale of investments                    517,857           (652,230)            (709,893)
   Amortization of deferred acquisition costs, net                (2,317,085)        (1,927,653)          (3,164,019)
   Reinsurance recoverable allowance                                       -                  -            1,122,570
   Impairment of notes receivable                                          -                  -            2,468,172
   Real estate impairment allowance                                        -                  -              431,000
      Change in:
      Accrued investment income                                    1,239,988           (880,876)            (627,880)
      Premiums receivable                                        (21,104,838)         7,561,157            6,564,284
      Reinsurance recoverable and ceded unearned premiums
                                                                 (40,401,341)       (55,876,484)         (31,477,236)
      Unearned loan fees                                             568,750           (243,750)                   -
      Due from affiliate                                           1,103,428           (123,200)           1,108,520
      Prepaid items                                               (1,317,597)           275,113             (439,976)
      Funds held                                                   4,503,963         (3,427,824)           3,136,780
      Funds deposited                                                 55,407            (14,717)            (173,239)
      Collateral held                                                335,863           (723,537)             494,384
      Income taxes                                                  (993,235)        (1,486,449)           1,278,505
      Unpaid losses and loss adjustment expenses                  30,095,391         70,914,412           39,205,540
      Unearned premiums                                           32,793,955         11,252,146           16,600,445
      Ceded premiums payable                                      17,572,588        (10,087,196)          (6,083,279)
      Due to affiliate                                              (917,829)          (797,576)           1,284,097
      Accounts payable and accrued expenses                        4,490,959          7,074,993                 (427)
      Deferred revenue                                                     -          2,185,104             (610,690)
      Other, net                                                                        905,758            1,368,934
                                                                    (497,614)
         Net cash provided by operating activities                24,365,453         28,081,460           34,260,711

Cash flow from investing activities:
Purchase of fixed maturities                                     (15,549,384)       (54,172,603)        (123,537,620)
Purchase of common stocks                                         (5,908,304)        (2,905,977)                   -
Proceeds from maturity and redemption of fixed maturities
                                                                     868,191            530,323              824,649
Proceeds from sales of fixed maturities                           16,358,289         38,168,205          100,783,281
Proceeds from sales of common stock                                5,771,377          3,068,210              103,550
Purchase of Trafalgar  Insurance Company,  net of cash of
   acquired company                                               (7,050,877)                 -                    -
Proceeds from notes receivable - related parties                   1,530,000                  -                    -
Decrease (increase) in short-term investments                     (8,562,586)        (6,429,895)           3,176,401
Repayment (advance) in notes receivable - other                   (2,572,754)           796,119              265,025
Increase in investment in real estate                            (12,796,382)       (13,716,295)          (3,819,321)
Sales (purchases) of fixed assets, net                               298,551         (1,110,589)             (70,764)
         Net cash used in investing activities                   (27,613,879)       (35,772,502)         (22,274,799)

                                                                   2000                 2001                 2002

Cash flow from financing activities:
Proceeds from sale of common stock                                    17,227             58,094              395,281
Purchase of treasury stock                                        (4,929,574)        (2,442,061)            (186,489)
Proceeds from loan payable                                        11,435,221          4,967,914            5,779,138
Proceeds from escrow deposits                                      6,200,182          5,518,642            3,089,704
Dividends paid                                                             -                  -           (1,701,302)
(Deposits) withdrawals from restricted cash, net                  (6,117,682)        (2,892,807)           1,493,644
         Net cash provided by financing activities                 6,605,374          5,209,782            8,869,976

               Net increase (decrease) in cash                     3,356,948         (2,481,260)          20,855,888

Cash and cash equivalents at beginning of period                     427,154                               1,302,842

Cash and cash equivalents at end of period                      $  3,784,102       $  1,302,842        $  22,158,730

Non Cash Items:
Operating activities:
   Recoverable due to rescission in other assets                  (1,323,000)                 -                    -
   Change in prepaid items                                          (170,000)                 -                    -

   Investing activities:
   Decrease in notes receivable-other                              4,950,000                  -                    -
   Purchase of real estate                                        (4,950,000)                 -                    -

   Financing activities:
   Issuance of common stock                                        1,323,000                  -                    -
   Notes receivable related parties                                  170,000                                           -

Supplemental disclosure of cash flow information:
   Income taxes paid                                            $    114,572       $  2,800,000        $     915,129
   Interest paid                                                $                  $  1,265,874        $     506,127
                                                                           -

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years ended December 31, 2000, 2001 and 2002

                                                                    2000                 2001             2002

Net earnings (loss)                                              $ (1,363,157)    $  4,154,269      $  2,484,119
Other comprehensive earnings (loss) before income taxes:
Unrealized gains on securities available for sale                   1,414,896        1,315,686         3,280,745
Reclassification  adjustment  for realized gains (losses)
   included in net earnings                                          (542,088)         756,512           689,464

Total other comprehensive earnings before taxes                     1,956,984          559,174         2,591,281
Income  tax  expense  related  to items of  comprehensive
   income                                                             240,095          152,285           541,271
Other comprehensive earnings net of income taxes
                                                                    1,716,889          406,889         2,050,010

Total comprehensive earnings                                     $    353,732     $  4,561,158      $  4,534,129

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE GROUP, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000, 2001 and 2002

(1) Summary of Significant Accounting Policies

       (a) Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Group, Ltd. (“American Safety”) and its subsidiaries (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company’s liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled. The Company also uses estimates for its assets of real estate and notes receivable.

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

       (c) Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Group, Ltd., a Bermuda company, American Safety Reinsurance, Ltd.(“American Safety Re”) formed in January 1998 to serve as the successor for the reinsurance business of American Safety, as a 100%-owned licensed Bermuda insurance company, and American Safety Holdings Corp. (“American Safety Holdings”), formed in July 1999 to serve as a 100%-owned insurance and financial services holding company. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an insurance management and brokerage company, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty wholly owns American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”), a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of business with American Safety Casualty. All significant intercompany balances have been eliminated in consolidation.

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

While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2001 and 2002, the Company considered all of its fixed maturity securities as available for sale.

Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues. Investments in real estate are carried at the lower of cost or fair value plus capitalized development costs.

             The Company owns no on-balance sheet or off-balance sheet derivative instruments.

      (f) Notes Receivable

Notes receivable represent indebtedness under various secured lending arrangements with related and unrelated parties. Interest income, loan fees, and deferred loan costs are recognized on an effective yield basis over the life of the loan. The allowance for possible loan losses has been determined based on those losses management considers probable at each reporting date. At December 31, 2001 and 2002, the Company has established an allowance of $2.5 million.

The Company ceases the accrual of interest on loans when any payment is past due. Additionally, the Company assesses loan impairment by comparing the carrying value of such loan, including accrued but unpaid interest at the valuation date to the fair value of collateral held with respect to such loan. Any shortage of fair value over carrying value is first recognized by reversing interest income recognized for the year of impairment and then recognizing any further loss against the allowance for loan losses.

       (g) Recognition of Premium Income

General liability premiums are primarily assumed from American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary affiliate. General liability premiums are estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired. General liability, surety, commercial auto, other commercial lines and workers’ compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

       (h) Brokerage Commission Income

Brokerage commissions on business produced by Sureco and ASI Services are recognized when the related insurance policies are written. Commissions are refundable upon early termination of a policy. A provision is made for expected adjustments relating to policy cancellations in accordance with Statements of Financial Accounting Services (“SFAS”) No. 5, Accounting for Contingencies. For ASI Services produced business which remains in the consolidated group, any commissions recognized are eliminated in consolidation.

       (i) Management Fees from Affiliate

The program management agreement between American Safety RRG and ASI Services provided for payment of a monthly fee, based on the American Safety RRG’s share of allocatable expenses, which are determined based on the amount of premiums written by American Safety RRG. The level of program management fees is designed to reimburse the Company for the allocable share of expenses incurred in managing the American Safety RRG program. The fees are earned as expenses are incurred.

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

      An analysis of deferred policy acquisition costs follows:

                                                           Years ended December 31,

                                          2000               2001             2002

 Balance, beginning of period       $     274,701    $     2,591,786   $     4,519,439
 Acquisition costs deferred             7,380,284         13,477,149        13,180,599
 Amortized during the period           (5,063,199)       (11,549,496)      (10,016,580)

 Balance, end of period             $   2,591,786    $     4,519,439   $     7,683,458
                                      ==============    ===============   ================

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

      (n) Goodwill and Intangibles

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Prior to adoption, the Company amortized goodwill over a 20 year period. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

                       Goodwill and Intangibles                December 31, 2001       December 31, 2002
                            (in thousands)

             Goodwill                                      $     1,467              $      -
             Indefinite-lived intangibles                            -                 1,467

             Total goodwill and intangibles                $     1,467          $      1,467
In accordance with the disclosure requirements of SFAS 142 the following table shows the effect of the goodwill and intangibles amortization on the reported net income for the year ended December 31, 2000, 2001 and 2002 to show comparability between the periods presented.

                                                                             Year Ended December 31,
                                                                      (in thousands, except per share data)
                                                                 2000          2001           2002

              Reported net earnings (loss)                    $   (1,363)    $  4,154       $   2,484
              Add back:  Goodwill and intangibles
                  amortization                                        70           87               -

              Adjusted net earnings (loss)                    $   (1,293)    $  4,241       $   2,484
                                                                  =======       =====           =====

              Reported earnings (loss) per share - basic      $   (0.25)     $   0.87       $    0.52
              Add back:  Goodwill and intangibles
                  amortization                                $    0.01      $   0.02       $    -
              Adjusted net earnings  (loss) per share -       $   (0.24)     $   0.89       $    0.52
                  basic
                                                                  ======        =====            ====

              Adjusted net earnings  (loss) per share -       $   (0.24)     $   0.86       $    0.51
                  diluted                                         ======         ====            ====

       (o) Net Earnings Per Share

Basic earnings (loss) per share and diluted earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

      Earnings (loss) per share are as follows:

                                                             2000              2001               2002

             Weighted average shares outstanding             5,496,106         4,797,371          4,735,933
             Shares attributable to stock options                1,328           135,796            134,803

             Weighted average common and common
                 equivalents                                 5,497,434         4,933,167          4,870,736
                                                           ==============    ==============    ===============
             Earnings (loss) per share:

             Basic                                      $       (0.25)$        $   0.87         $     0.52

             Diluted                                    $       (0.25)$        $   0.84         $     0.51

      (p) Employee Stock Options

At December 31, 2002, we had an employee stock option plan, which is described more fully in Note 14. We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                                                 Year Ending December 31,
                                                                 2000            2001             2002
                                                               (In thousands, except
                                                                                per share amounts)

              Net earning (loss):
                  As reported                               $   (1,363)      $    4,154       $    2,484
                  Effect of stock options                          886            2,210              286

                            Pro forma net earnings (loss)   $   (2,249)      $    1,944       $    2,198
                                                               ========         =======          =======

              Net earnings (loss) per share:
                  Basic - as reported                       $   (0.25)       $     0.87        $    0.52
                  Basic - pro forma                             (0.41)             0.41             0.46

                  Diluted - as reported                     $   (0.25)       $     0.84        $    0.51
                  Diluted - pro forma                           (0.41)             0.39             0.45

      (q) Accounting Pronouncements

             During the last two years, the FASB has issued a number of accounting pronouncements with various effective dates. SFAS No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the impairment or Disposal of Long-Live Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. These pronouncements do not have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard, which amends the transition and disclosure issues associated with SFAS No. 123, became effective for years ending after December 15, 2002. We have no plans to adopt the fair value provisions of SFAS No. 123. The requirements of this standard are not expected to impact our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The disclosure provisions of this interpretation are effective for fiscal years ending after December 15, 2002. The initial recognition and measurement provisions of this interpretation apply to guarantees issued or modified after December 31, 2002 on a prospective basis. This interpretation is not expected to have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. We are currently evaluating our investments in variable interest entities. The requirements of the interpretation, however, are not expected to have a material impact on our financial position or results of operations.

       (r) Revenue Recognition of Real Estate

The Company recognizes revenue from the sale of real estate when the title to each individual unit or boat slip passes to the purchaser. When the title passes, the Company uses a percentage of completion method, based on the ratio of actual costs to total estimated costs (including allocated common costs that may not yet have been expended) to recognize revenue. The revenue recognized relates only to units and boat slips that have closed that meet the criteria in paragraph 37 for SFAS 66, Accounting for Sales of Real Estate. The actual and estimated costs refer to costs that are allocated to each individual unit or boat slip. The difference between total sales price and the revenue recognized is set up as deferred revenue and is recognized as the additional costs of each unit are incurred. An impairment of $431,000 was recorded in 2002 as an adjustment to the carried investment in real estate. Please see Note 3 herein for more information regarding the Company’s real estate operations.

      (s) Capitalizing Costs on Real Estate

The Company capitalizes the following costs with respect to real estate: (a) project costs, which include acquisition, design and planning costs, and construction costs, all of which are directly associated with the project; (b) taxes and insurance incurred during the planning, design and construction periods; (c) costs of amenities (since these items will transfer to an owner’s association at no charge when the project is complete); (d) interest costs on qualifying assets until the assets are ready for their intended use; and (e) indirect costs of construction management and supervision.

      (t) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased.

       (u) Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform with the 2002 presentation.

(2) Investments

       Net investment income is summarized as follows:

                                                           Years ended December 31,
                                                   2000             2001            2002

      Fixed maturities                       $   2,183,392    $   3,282,285    $  3,980,246
      Equity securities                             48,760           16,803               -
      Short-term investments and cash              460,777          526,903         278,138

                                                   692,929         3,825,991      4,258,384
      Less investment expenses                      87,711           176,006                242,207

      Net investment income                  $   2,605,218    $    3,649,985    $  4,016,177
                                               ===========       ===========       =========

Realized and unrealized gains and losses were as follows:
                                                                         Years ended December 31,
                                                                2000            2001              2002

      Realized gains:
          Fixed maturities                               $     37,757    $     974,604    $     1,943,762
          Equity securities                                         -                -                  -
          Real estate                                          24,231                -             20,429

          Total gains                                          61,988          974,604          1,964,191

      Realized losses:
          Fixed maturities                                   (573,884)        (218,092)        (1,254,298)
          Equity securities                                    (5,961)               -                  -
          Real estate                                               -         (104,282)                 -

          Total losses                                       (579,845)        (322,374)        (1,254,298)

      Net realized gains (losses)                        $   (517,857)   $     652,230    $       709,893
                                                           =============       =======         ==========

      Changes in unrealized gains (losses):
          Fixed maturities                               $  1,951,504    $     559,172    $     2,605,982
          Equity securities                                     5,480                -                  -

          Net unrealized gains (losses)                  $  1,956,984    $     559,172    $     2,605,982
                                                            =========          =======          =========
At December 31, 2001 and 2002, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government, and government agency securities.

       The amortized cost and estimated fair values of investments at December 31, 2001 and 2002 are as follows:

                                                               Gross        Gross
                                                Amortized    unrealized   unrealized        Estimates
                                                  cost          gains        losses         fair value

December 31, 2001:
Securities available for sale:
    Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          $ 28,618,104   $  1,091,312  $ 101,892    $  29,607,524
      Corporate securities                   24,157,207        380,283    146,968       24,390,522
      Mortgage-backed securities              7,914,282          3,956     80,183        7,838,055

              Total fixed maturities       $ 60,689,593   $  1,475,551  $ 329,043    $  61,836,101
                                             ==========     ==========    =======       ==========

December 31, 2002:
Securities available for sale:
    Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies          $ 36,361,353   $  1,451,538  $     569    $  37,812,322
      Corporate securities                   34,791,767      2,006,419     60,538       36,737,648
      Mortgage-backed securities             10,945,048        359,776      4,136       11,300,688

              Total fixed maturities       $ 82,098,168   $  3,817,733  $  65,243    $  85,850,658
                                             ==========     ==========    =======       ==========

       (a) Unrealized gains include $1,666, which relates to funds held.

The amortized cost and estimated fair values of fixed maturities at December 31, 2002, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                       Amortized              Estimated
                                                         cost                fair value

Due in one year or less                          $       9,278,654      $       9,389,075
Due after one year through five years                   14,315,871             15,096,536
Due after five years through ten years                  39,147,113             41,117,441
Due after ten years                                      8,411,482              8,946,918
Mortgage-backed securities                              10,945,048             11,300,688

              Total                              $      82,098,168      $      85,850,658
                                                        ==========             ==========
Bonds with an amortized cost of $14,199,157 and $13,442,000 were on deposit with insurance regulatory authorities at December 31, 2001 and 2002 in accordance with statutory requirements.

(3) Investment in Real Estate

The Company’s investment in real estate is known as Harbour Village Golf and Yacht Club (“Harbour Village”) comprised of 173 acres of property in Ponce Inlet, Florida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate. See Note 9, Loans Payable, and Note 17, Subsequent Events, for additional information.

As of December 31, 2001 and 2002, the investment in real estate for the Harbour Village project is categorized as follows (in thousands):

                                2001             2002

Land                      $    4,360         $  2,437
Capitalized overhead,
    interest and taxes         3,925            3,021
Work in process               28,328           35,593

              Total       $   36,613         $ 41,051
                              ======           ======
At December 31, 2001 and 2002, the Company was holding $9.0 million and $7.5 million, respectively, of escrowed cash deposits from the purchasers of units at Harbour Village. This money will stay in escrow until the units are closed and title has transferred to the purchaser. At that point, the Company will be entitled to take those funds out of escrow.

(4) Notes Receivable

As of December 31, 2002, notes receivable consists of two notes which are secured by real and personal property and various corporate and personal guarantees. These notes are currently in default.

These two notes became past due during 2001 and were deemed impaired at that time. Prior to impairment, the Company recognized interest income of $437,483 in 2000 and $663,093 in 2001.

The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2001 and 2002 was $8,081,899 and $6,649,716, respectively. The weighted average recorded investment in impaired notes receivable as of December 31, 2001 and 2002 was $2,494,294 and $7,723,853, respectively. No interest income has been recognized on impaired notes receivable during the twelve months ended December 31, 2000, 2001 and 2002. During the fourth quarter of 2002, an impairment of $2,468,172 was recorded as a result of receiving an updated appraisal for the collateral supporting the loan, which reflected a decrease in the market value of the property due to current economic conditions.

(5) Financial Instruments

The carrying amounts for short-term investments, cash, premiums receivable, commissions receivable, accrued investment income, ceded premiums payable, funds held, collateral held and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

Estimated fair values for fixed maturities were provided by outside consultants using market quotations, prices provided by market makers or estimates of fair values obtained from yield data relating to investment securities with similar characteristics.

The two notes receivable at December 31, 2001 and 2002, have fair values which approximate carrying values based on the value of the underlying collateral.

(6) Reinsurance

      General Liability

The Company has excess of loss reinsurance treaties with QBE Reinsurance Corporation, Partner Reinsurance Company US, Hartford Fire Insurance Company, Continental Casualty Company, Alea London, Ltd., Terra Nova Insurance Company and Lloyds of London (the “Reinsurers”) for the Company’s general liability lines of business. These treaties provide $10.65 million excess $350,000 to the Company.

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

The Company has excess of loss treaties with QBE Reinsurance Company U.S., Partners Reinsurance Company U.S., Hartford Fire Insurance Company, Lloyd’s of London, American Healthcare Indemnity Company, and Insurance Corporation of Hanover for the Company’s workers’ compensation line of business. These treaties provide $19.65 million excess $350,000 to the Company.

       Excess and Surplus

The Company has an excess of loss reinsurance treaty with Folksamerica Reinsurance Company, QBE Reinsurance Corporation, Continental Casualty Company and Partner Reinsurance Company to reinsure the Company’s excess and surplus risks. The treaty provides $650,000 excess $350,000 of coverage to the Company.

      Surety

The Company has an excess of loss reinsurance treaty with Berkley Insurance Company for the Company’s surety line of business. The treaties provide per bond and per principal reinsurance of $750,000 excess $250,000. American Safety Casualty also has a 50% quota share arrangement with American Safety Reinsurance, Ltd. Effective January 1, 2002, the Company has no reinsurance for its surety line of business and has substantially reduced writing contract surety business.

       Program Business

The Company’s program business division buys various forms of reinsurance on both a quota share basis as well as an excess of loss basis. These treaties cover the majority of risks written by the Company in this division. Where appropriate, collateral is obtained from the reinsurers to secure their obligations.

      The approximate effect of reinsurance on the financial statement accounts listed below is as follows:

                                                        Years ended December 31,
                                           2000                   2001                 2002
                                                             (In thousands)

Written premiums:
    Direct                          $       64,227         $      131,253      $       128,907
    Assumed                                 22,646                 26,764               27,699
    Ceded                                  (45,420)               (81,582)             (76,246)

              Net                   $       41,453         $       76,435      $        80,360
                                           =======                =======              =======

Earned premiums:
    Direct                          $       35,602         $      119,121      $       118,438
    Assumed                                 18,476                 27,644               21,568
    Ceded                                  (27,373)               (83,796)             (74,057)

              Net                   $       26,705         $       62,969      $        65,949
                                           =======                =======              =======

Losses and loss adjustment
   expenses incurred:
    Direct                          $       29,291         $      111,700      $        91,287
    Assumed                                 13,739                 18,115               12,638
    Ceded                                  (24,524)               (85,829)             (65,651)

              Net                   $       18,506         $       43,986      $        38,274
                                           =======                =======              =======

Unpaid loss and loss
   adjustment expenses:
    Direct                          $       28,431         $       97,756      $       131,736
    Assumed                                 22,078                 23,667               28,893
    Ceded                                  (27,189)               (77,583)             (96,801)

              Net                   $       23,320         $       43,840      $        63,828
                                           =======                =======              =======

During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and has requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing is scheduled for late May 2003. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As of December 31, 2002, unreimbursed paid claims under the treaties totaled $14.9 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $19.6 million. A reserve of $1.1 million has been established at December 31, 2002 in recognition of a settlement offer made by the Company to Berkley. If any of these factors change in the future, the Company will establish additional reserves at that time, which could be material. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

(7) Income Taxes

       Total income tax expense (benefit) for the years ended December 31, 2000, 2001 and 2002 were allocated as follows:

                                                            2000               2001               2002

Tax expense (benefit) attributable to:
    Income (loss) from continuing operations        $    (1,156,728)     $   1,161,304      $      918,790
    Unrealized gain (losses) on securities
      available for sale                            $       240,095      $     152,279      $      541,271
              Total                                 $      (916,633)     $   1,313,583      $    1,460,061
                                                         ===========         =========           =========

                                                          Current           Deferred               Total

December 31, 2000                                   $      (106,588)     $  (1,050,140)     $   (1,156,728)

December 31, 2001                                         1,345,427           (184,123)          1,161,304

December 31, 2002                                           450,939            467,851             918,790
and 2002, respectively. Income tax expense from continuing operations for the years ended December 31, 2000, 2001 and 2002 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                     2000           2001             2002

      Expected income tax expense (benefit)                      (856,761)   $    1,807,295    $   1,156,989
      Foreign earned income not subject to direct taxation       (169,124)         (614,882)        (325,173)
      Tax-exempt interest                                        (151,738)          (15,654)               -
      State taxes and other                                        20,895           (15,455)          86,974

                                                           $   (1,156,728)   $    1,161,304    $     918,790
                                                               ==========         =========        =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                                                December 31,
                                                                                        2001                   2002

      Deferred tax assets:
          Loss reserve discounting                                            $         2,336,868          $   3,196,291
          Unearned premium reserves                                                     2,128,862              2,301,174
          Difference between tax and GAAP basis of Harbour Village project              5,118,563              4,481,199

                    Gross deferred tax assets                                           9,584,293              9,978,664

      Deferred tax liabilities:
          Deferred acquisition costs                                                    1,855,958              1,718,506
          Unrealized gain on securities                                                   311,530                852,800
          Other                                                                             1,772                  1,772

                    Gross deferred tax liabilities                                      2,169,260              2,573,078

                    Net deferred tax asset                                    $         7,415,033          $   7,405,586
                                                                                       ==========              =========

       A valuation  allowance has not been  established as the Company  believes it is more likely than not that the deferred tax asset will be realized.

(8) Insurance Accounting

The consolidated financial statements have been prepared in conformity with GAAP which vary in certain respects, for the Company, American Safety Casualty and American Safety Indemnity, from statutory accounting practices prescribed or permitted by regulatory authorities. Statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the “NAIC”). In its March 1998 meeting, the NAIC membership adopted the Codification of Statutory Accounting Principles Project (the “Codification”) as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

The implementation date of Codification for the Company was January 1, 2001. The Company evaluated the impact of adopting Codification on statutory capital and surplus at January 1, 2001 and determined that statutory capital and surplus increased by $803,935 due to the recognition of a deferred tax asset for statutory reporting.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires the Company to meet a minimum solvency margin. Statutory capital and surplus as of December 31, 2000, 2001 and 2002 were $57,709,998, $60,066,839 and $62,522,785, respectively, and the amounts required to be maintained by the Company were $3,179,716, $3,610,139 and $6,832,605, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution.

As reported in American Safety Casualty’s 2002 annual statement, the statutory capital and surplus of American Safety Casualty approximated $29,525,318. The maximum amount of dividends which can be paid, without prior written approval of the Commissioner of Insurance of the State of Delaware, is limited to the greater of 10% of surplus as regards policyholders or net income, excluding realized capital gains, of the preceding year. Dividends are also limited to the amount of unassigned surplus. Accordingly, American Safety Casualty can pay dividends in 2003 of approximately $47,000.

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

(9) Loans Payable

       Acquisition and Development Loan

In July 2000, the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. The current facility has been increased to $57.0 million. As of December 31, 2001, and December 31, 2002, the Company had outstanding borrowings of $15,290,265 and $16,971,148, respectively. Interest only is due monthly until July 31, 2004, at which time all outstanding principal and interest is due. Partial repayments are required as residential condominium units and boat slips are sold. The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly. The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project. Both the Company and American Safety Holdings Corp., a subsidiary, have provided partial loan guarantees. The Company was in compliance with all debt covenants at December 31, 2001 and 2002, and there were no defaults of events of default during 2001 and 2002.

       Finance of Insurance Premiums

The Company through its subsidiary, Ponce Lighthouse Properties, Inc., financed various insurance premiums in connection with the Harbour Village project. The premium financing loan is unsecured and bears interest at various rates. The outstanding balance at December 31, 2001 and December 31, 2002 was $43,433 and $172,599, respectively. The outstanding principal of $172,599 is due in 2003.

       Other Borrowings

The Company, through its subsidiary, American Safety Holdings Corp., has a loan facility of $5.0 million. This loan bears interest of LIBOR plus 2.5%, adjusted monthly. At December 31, 2002, the outstanding borrowings under this loan were $5.0 million. This loan is due in 2003.

       Maturities of Loans Payable

      Loans payable mature as follows: $5,189,683 in 2003, $16,989,742 in 2004, and $2,848 in 2005.

      Interest Cost

The Company capitalizes interest as a component of cost during the development and construction period. In 2001 and 2002, the Company incurred $1,232,860 and $459,839, respectively in interest cost, all of which was capitalized.

(10) Related Party and Affiliate Transactions

The Company previously entered into reinsurance agreements with two companies, Intersure Reinsurance Company (“Intersure Re”) and Omega Reinsurance Company (“Omega Re”), each of which was owned and controlled, respectively, by a then senior officer of the Company, in order to provide limits of coverage on terms not readily available in the commercial reinsurance market. Reinsurance premiums ceded and earned aggregated $308,875, $587,071 and $816,924 for the years ended December 31, 2000, 2001 and 2002, respectively. These treaties have been replaced by unaffiliated reinsurers and are in run-off. Intersure Re has exercised a previously granted option to purchase common shares of American Safety at an option price approximating fair value at the date of the grants. See Note (14).

ASI Services, American Safety’s underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 2001 and expires on February 28, 2006. The Company pays base annual rent of $450,193 plus an annual increase based on the consumer price index of at least 4%.

For the years ended December 31, 2000, 2001 and 2002, ASI Services and ECSI received fees and commission income from American Safety RRG for risk management, claims administration and other management services.

      The following tables reconcile the income statement effects to the Company from American Safety RRG:

                                                                               Years Ended December 31,
                                                           -----------------------------------------------------------------
                                                           -----------------------------------------------------------------
                                                                  2000                  2001                   2002
                                                           -------------------   --------------------   --------------------
                                                                                    (In thousands)

      Assumed premiums from American Safety RRG         $             5,761   $            10,964    $            13,308

      Ceded premiums to American Safety RRG                           4,469                 7,005                  3,095
                                                           -------------------   --------------------   --------------------

                    Net premiums earned                               1,292                 3,959                 10,213

      Management fee                                                  1,424                 1,496                  1,183
      Brokerage commission income                                     2,515                 1,490                      -
                                                           -------------------   --------------------   --------------------

                    Total revenues                      $             5,231          $      6,945           $     11,396
                                                           ===================   ====================   ====================

      Loss and loss adjustment expense incurred         $               535          $      2,392           $      4,985
                                                           ===================   ====================   ====================

       The following table shows the balance sheet effects to the Company from American Safety RRG:

                                                                                     December 31,
                                                           -----------------------------------------------------------------
                           Assets                                 2000                  2001                   2002
                                                           -------------------   --------------------   --------------------

      Due from affiliate                                $           985,320   $         1,108,520    $                 -

                        Liabilities

      Unpaid loss and Loss adjustment expenses                    5,902,643             8,821,395             11,447,900
      Unearned premiums                                           1,508,781             4,238,931              6,678,273
      Ceded premiums payable                                        567,786                     -                125,581
      Reinsurance payable on paid loss and Loss
          adjustment expenses                                       229,790                     -                 51,229
      Due to affiliate                                                    -                     -              1,107,287

(11) Segment Information

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

       Products and services from each reportable segment:

The Company is a specialty insurance holding company which, through its United States and Bermuda operating segments, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market for environmental risks, contracting and other specialty risks. The Company has demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

The Company is the owner/developer of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 3, and this item is reflected in the segment United States-Real Estate.

The United States operating segment’s specialty insurance programs include insurance and reinsurance for general, pollution and professional liability, workers’ compensation, surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks. These products have been aggregated into the Insurance segment, which is further broken down into United States-Insurance and Bermuda.

Through its United States brokerage and management services subsidiaries, the Company also provides specialized insurance program development, underwriting, risk and reinsurance placement, program management, brokerage, loss control, claims administration, information technology and marketing services. The Company also insures and places risks through two United States insurance subsidiaries, as well as its non-subsidiary risk retention group affiliate and other unaffiliated insurance companies.

Through its Bermuda operating segment, the Company places and reinsures a portion of the risks underwritten directly by its United States segment, its risk retention group affiliate and other insurers.

       Information about segment profit or loss and assets

                                                                                         December 31,
                                                                      2000                   2001                   2002
                                                                                        (In thousands)

      United States - Insurance
      Net premiums earned - All other                       $            24,314    $            61,037    $           65,313
      Net premiums earned - Intersegment                                 (8,501)               (13,288)              (24,810)
      Net investment income and interest on notes
          receivable                                                      1,955                  2,882                 3,070
      Real estate income                                                      -                      -                     -
      Other income                                                        3,804                  5,331                 2,035
      Total revenues                                                     21,572                 57,780                45,608
      Interest expense                                                        -                    183                   196
      Depreciation and amortization expense                                 240                    301                   258
      Equity in net earnings of subsidiaries                                  -                      -                     -
      Income taxes                                                         (973)                   332                  (437)
      Segment earnings (loss)                                            (1,503)                   735                  (373)
      Significant noncash items other than depreciation
          and amortization                                                    -                      -                     -
      Property, plant and equipment                                         702                    840                   905
      Total investments                                                  56,032                 70,607                75,502
      Total assets                                                      155,821                233,879               291,496
      Total policy and contract liabilities                              87,149                170,374               224,516
      Total liabilities                                                 127,480                204,516               258,947

      United States - Real Estate
      Net premiums earned - All other                                         -                      -                      -
      Net premiums earned - Intersegment                                      -                      -                      -
      Net investment income and interest on notes
          receivable                                                          -                      -                      -
      Real estate income                                                      -                 27,561                 51,780
      Other income                                                            1                      5                      3
      Total revenues                                                          1                 27,566                 51,783
      Interest expense                                                        -                      -                    460
      Depreciation and amortization expense                                  44                      -                     89
      Equity in net earnings of subsidiaries                                  -                      -                      -
      Income taxes (benefit)                                               (184)                   830                  1,355
      Segment earnings (loss)                                              (357)                 1,611                  1,900
      Significant noncash items other than depreciation
          and amortization                                                    -                      -                      -
      Property, plant and equipment                                         234                    368                    393
      Total investments                                                  24,836                 36,612                 41,051
      Total assets                                                       28,975                 46,925                 54,820
      Total policy and contract liabilities                                   -                      -                      -
      Total liabilities                                                  19,658                 35,987                 41,514

      Bermuda
      Net premiums earned - All other                                     2,392                  1,932                    636
      Net premiums earned - Intersegment                                  8,501                 13,288                 24,810
      Net investment income and interest on notes
          receivable                                                      2,181                  1,535                    946
      Real estate income                                                      -                      -                     -
      Other income                                                          491                    418                    334
      Total revenues                                                     13,565                 17,173                 26,726
      Interest expense                                                        -                      -                      -
      Depreciation and amortization expense                                  16                     11                     27
      Equity in net earnings (loss) of subsidiaries                      (1,861)                 2,346                  1,527
      Income taxes                                                            -                      -                      -
      Segment earnings                                                      497                  1,808                    957
      Significant noncash items other than depreciation
          and amortization                                                    -                      -                      -
      Property, plant and equipment                                           -                    839                    819
      Total investments                                                  58,200                 65,497                 87,116
      Total assets                                                       85,486                 95,100                113,675
      Total policy and contract liabilities                              16,501                 16,368                 35,378
      Total liabilities                                                  17,520                 23,944                 38,875

      Intersegment Eliminations
      Net premiums earned - All other                                         -                      -                      -
      Net premiums earned - Intersegment                                      -                      -                      -
      Net investment income and interest on notes
          receivable                                                          -                      -                      -
      Real estate income                                                      -                      -                      -
      Other income                                                          841                   (169)                  (150)
      Total revenues                                                        841                   (169)                  (150)
      Interest expense                                                        -                   (150)                  (150)
      Depreciation and amortization expense                                   -                      -                      -
      Equity in net earnings (loss) of subsidiaries                       1,861                 (2,346)                (1,527)
      Income taxes                                                            -                      -                      -
      Segment earnings                                                        -                      -                      -
      Significant noncash items other than depreciation
          and amortization                                                    -                      -                      -
      Property, plant and equipment                                           -                      -                      -
      Total investments                                                 (47,821)               (51,476)               (58,201)
      Total assets                                                      (62,984)               (78,642)               (94,584)
      Total policy and contract liabilities                             (11,188)               (12,113)               (29,460)
      Total liabilities                                                 (15,163)               (27,166)               (36,381)

      Total
      Net premiums earned - All other                                    26,706                 62,969                 65,949
      Net premiums earned - Intersegment                                      -                      -                      -
      Net investment income and interest on notes
          receivable                                                      4,136                  4,417                  4,016
      Real estate income                                                      -                 27,561                 51,780
      Other income                                                        5,137                  5,585                  2,222
      Total revenues                                                     35,979                102,350                123,967
      Interest expense                                                        -                     33                    506
      Depreciation and amortization expense                                 300                    312                    374
      Equity in net earnings of subsidiaries                                  -                      -                      -
      Income taxes (benefit)                                             (1,157)                 1,162                    918
      Segment earnings (loss)                                            (1,363)                 4,154                  2,484
      Significant noncash items other than depreciation
          and amortization                                                    -                      -                      -
      Property, plant and equipment                                         936                  2,047                  2,117
      Total investments                                                  91,247                121,240                145,468
      Total assets                                                      207,298                297,262                365,407
      Total policy and contract liabilities                              92,462                174,629                230,434
      Total liabilities                                                 149,495                237,281                302,955

(12) Commitments and Contingencies

At December 31, 2001 and 2002, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

(13) Liability for Unpaid Loss and Loss Adjustment Expenses

       Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                        Years Ended December 31,
                                                                            2000                 2001                  2002
                                                                                             (In thousands)

      Unpaid loss and loss adjustment expenses, January 1                     $  20,413            $  50,509           $   121,423
      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                   6,065               27,189                77,583

                    Net unpaid loss and loss adjustment expense,
                      January 1                                                 14,348               23,320                43,840

      Incurred related to:
          Current year                                                          17,356               42,469                36,606
          Prior years                                                            1,150                1,517                 1,668

                    Total incurred                                              18,506               43,986                38,274

      Paid related to:
          Current year                                                           4,291               12,952                 3,571
          Prior years                                                            5,243               10,514                14,715

                    Total paid                                                   9,534               23,466                18,286

                    Net unpaid losses and loss adjustment
                      expenses at end of period                                 23,320               43,840                63,828

      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses at end of period                                  27,189               77,583                96,801

                    Unpaid loss and loss adjustment end expenses
                      at of period                                           $  50,509           $  121,423            $  160,629
                                                                      ==================   ==================    ==================
The negative claims development commencing in 2000 and continuing through 2001 in the Company’s contract surety business line was the result of a rapid expansion of construction activity in the growing U.S. economy in the 1990‘s, coupled with the shortage of construction labor, followed by a significant downturn in the economy in early 2000-2001, which resulted in a substantial number of contractor defaults. In addition, premium increased on the Company’s assumed workers’ compensation business (which has been terminated) during 2002 for prior years which resulted in negative development. Management continually attempts to improve its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends. In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate the liabilities for unpaid losses and related expenses.

Management recognizes the higher variability associated with certain exposures and books of business and considers this factor when establishing liabilities for losses. Management currently believes the Company’s gross and net liabilities are adequate.

The net liabilities for losses and loss adjustment expenses maintained by the Company’s insurance subsidiaries are equal under both statutory and generally accepted accounting principles.

(14) Stock Options

The Company's stock option plan grants incentive stock options to employees. The options have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. The majority of our options generally vest over three years. At December 31, 2002, 596,483 shares were available for future grants.

We use the intrinsic value method to value stock options in accordance with APB No. 25. Under this method, we do not recognize compensation cost for stock options provided the option price equals fair market value at the date of grant. Our stock option plan sets the exercise price equal to the fair market value at the date of grant.

       The following table shows the stock option activity for the Company during 2000, 2001 and 2002.

                                                                                 Weighted
                                                           Option                average
                                                           shares             exercise price

      Outstanding at December 31, 1999            $           542,431    $              9.78

      2000 activity:
          Granted                                              99,650                   6.00
          Canceled                                            (17,891)                     -

      Outstanding at December 31, 2000            $           624,190    $                 9.20
                                                     ===================    ===================
                                                     ===================    ===================

      2001 activity:
          Granted                                             328,724                      6.00
          Canceled                                            (15,341)                     -

      Outstanding at December 31, 2001            $           937,573    $                 8.13
                                                     ===================    ===================
                                                     ===================    ===================

      2002 activity:
          Granted                                             106,000                      8.85
          Exercised                                           (61,757)                     -
          Canceled                                            (23,466)                     -

      Outstanding at December 31, 2002            $           958,350    $                 8.34
                                                     ===================    ===================
Of the 624,190 outstanding options at December 31, 2000, 361,140 were exercisable.
Of the 937,573 outstanding options at December 31, 2001, 834,718 were exercisable.
Of the 958,350 outstanding options at December 31, 2002, 827,433 were exercisable.

       The remainder of the options vests evenly over a three year period.

       The following table summarizes information about stock options outstanding at December 31, 2002:

                                      Options                                            Options exercisable
                                    Outstanding
                                                Weighted
                                                average         Weighted                                      Weighted
            Range of                           remaining         average                                      average
            exercise           Number         contractual       exercise      Grant            Number         exercise
              price         outstanding           life            price         Year        exercisable        price

       $      7.08             65,500             4.75      $     7.08            1997          65,500   $      7.08
             11.00            315,000             5.13           11.00            1998         315,000         11.00
              9.50             88,100             6.13            9.50            1999          88,100          9.50
              6.00             88,250             7.22            6.00            2000          58,833          6.00
              6.00            300,000             8.04            6.00            2001         300,000          6.00
              8.85            101,500             9.14            8.85            2002               -          8.85

       $   6.00-11.00         958,350             6.73      $     8.34                         827,433   $      8.36
          ==============   ===============   ===============   ============                 =============   =============
The fair value of each option granted during 2000, 2001 and 2002 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; 0.0% and 6.0% expected volatility of 51.08%, 44.33% and 42.75% in 2000, 2001 and 2002, respectively; risk-free interest rate of 5.4%, 5.4% and 3.5% in 2000, 2001 and 2002, respectively; and expected life from the vesting dates ranging from 0.50 years to 10.00 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company expects to grant additional awards in future years. The Company granted options in 2000, 2001 and 2002 at an amount deemed to be fair market value at the date of grant. See Note 1(p) for more information.

(15) Acquisitions

On March 24, 2000, the Company purchased Trafalgar Insurance Company, a Oklahoma licensed insurance company, which has authority to operate as an excess and surplus lines insurance company in 34 states and the District of Columbia. Trafalgar Insurance Company’s stock was acquired from Houston Casualty Company for a purchase price of $16.3 million cash, and Trafalgar had, at closing, cash of $9.3 million and investments of $5.7 million creating $1.3 million of goodwill. The net cash outlay for this acquisition was $7.0 million. Prior to closing, Trafalgar entered into a bulk assumption reinsurance agreement with Houston Casualty, under which Houston Casualty assumed all of Trafalgar’s prior and existing insurance business. Trafalgar has been renamed American Safety Indemnity Company.

In January 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurer operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurer. The transactions were structured as stock acquisitions, with the purchase price payable by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held by the Company in escrow to secure the obligations of the sellers. The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company’s rescission claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment . However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. The case will now proceed to trial or the Court may allow additional summary judgment motions to be filed in order to dispose of the case. Thereafter, the Company will have the right to appeal all adverse prior rulings in the case.

(16) Litigation

The Company is a defendant in various litigation matters considered to be in the normal course of or related to its business. While the outcome of these matters cannot be estimated with certainty, management believes (after consultation with legal counsel) that the resolution of such litigation will not have a material adverse effect on the Company’s financial statements except for the following matters.

Principal Management, Inc. et al. In January 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurer operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurer. The transactions were structured as stock acquisitions, with the purchase price payable by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held by the Company in escrow to secure the obligations of the sellers.

When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers' breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers' misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company's rescission claims. In September 2002, the Court entered an order granting the defendants' motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company's motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court's order which the Court denied in November 2002. As a result, the Company recognized a $1 million expense in 2002. The case will now proceed to trial or the Court may allow additional summary judgment motions to be filed in order to dispose of the case. Thereafter, the Company will have the right to appeal all adverse prior rulings in the case.

Berkley Insurance Company. During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing is scheduled for late May 2003. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As of December 31, 2002, unreimbursed paid claims under the treaties totaled $14.9 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $19.6 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer’s request has no merit and was made in bad faith. The Company recognized a $1.1 million write-off in 2002 for reinsurance recoverables relating to the Berkley dispute as a result of a settlement offer made by the Company. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

17. Subsequent Event

Harbour Village Zoning. On March 2, 2002, the Town of Ponce Inlet filed a petition for declaratory relief in the Circuit Court of Volusia County, Florida seeking clarification that the Company could not construct a building higher than 35 feet on a beachfront parcel of the last phase of the Harbour Village project, although the Town permitted 30 other buildings in the Town over 35 feet in height, including 10 at the Harbour Village project. The Company’s position was that the Town’s 1984 ordinance and subsequent development agreements permitted it to construct a beachfront building of up to 70 feet in height in the Harbour Village project. On March 17, 2003, the Court found that a 1983 Town charter amendment limited all buildings in the Town of Ponce Inlet to 35 feet with no exceptions and accordingly ruled that all ordinances and development agreements of the Town adopted since the 1983 charter amendment were beyond the scope of the Town’s authority (i.e., ultra vires).

The Company immediately filed a motion for rehearing and upon rehearing on April 11, 2003, the Court vacated its original ruling and issued a new ruling which limited construction of a building no higher than 35 feet on the beachfront parcel. In connection with the rehearing, the Company and the Town of Ponce Inlet agreed to settle pending disputes as to the Company’s development plan for the last phase of Harbour Village project and to release all claims against each other. Under this settlement, the Company would (i) continue construction of the 7 story buildings in the Links phase (containing 376 units), (ii) build not more than a 3 story building with condominium units or a beach club on the beachfront parcels, (iii) reduce the Fisherman’s Harbour building to a 2 or 3 story commercial center rather than a mixed use 7 story building (planned for 70 units), and (iv) make other accommodations including the payment of $500,000 to the Town which was expensed in 2002.

These changes in the Company’s development plans would reduce the size of the Harbour Village project from 809 to 676 condominium units. As a result, the Company has reallocated the common and land costs of the Harbour Village project over such reduced number of condominium units, which resulted in an increase to the net loss for the fourth quarter of 2002 of $229,000 from the development of the Harbour Village project.

AMERICAN SAFETY INSURANCE GROUP, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

The following table presents the quarterly results of consolidated operations for 2001 and 2002 (dollars in thousands, except per share amounts):

           2001                    Mar. 31                June 30               Sept. 30                Dec. 31

Operating revenues*               $ 15,322            $ 17,966               $  20,817              $  45,775
Income (loss) before taxes           1,301               1,806                   1,246                    963
Net earnings (loss)                  1,262               1,585                     979                    328
Comprehensive income
    (loss)                           1,744                 988                   2,208                   (379)
Net earnings (loss) per
    share:
Basic                             $  0.26             $   0.33               $    0.20              $     0.07
Diluted                              0.25                 0.32                    0.20                    0.07
Common stock price ranges:
High                              $  9.10             $  10.25               $   10.35              $     9.65
Low                                  5.75                 7.95                    8.80                    8.80

          2002                     Mar. 31                June 30                Sept. 30               Dec. 31

Operating revenues*            $   34,426             $  30,516              $   29,859               $  28,456
Income (loss) before
    taxes                           3,019                 2,735                   1,212                  (3,563)
Net earnings (loss)                 2,046                 1,853                   1,034                  (2,449)
Comprehensive income
    (loss)                            818                 3,341                   3,906                  (3,531)
Net earnings (loss) per
    share:
Basic                          $     0.43             $    0.39              $     0.22               $   (0.52)
Diluted                              0.43                  0.38                    0.21                   (0.51)
Common stock price ranges:
High                           $     9.32             $    8.98              $     8.80               $    7.75
Low                                  8.27                  7.73                    7.76                    5.80

*Operating revenues are total revenues less amounts for realized gains and losses.
During the fourth quarter of 2001, the Company incurred decreased earnings because of increases in reserves for its surety and commercial lines books of business. During the fourth quarter of 2002, the Company incurred a net loss as a result of impairment of notes receivable, allowance for reinsurance recoverable, and also from decreased closings in its real estate subsidiaries.

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE II - CONDENSED BALANCE SHEETS

DECEMBER 31, 2001 AND 2002

                                                                             2001                         2002

Investment in subsidiary                                                   $51,376,103                    $58,101,465
Other investments:
    Fixed maturities                                                         4,297,570                        632,372
Cash and cash equivalents                                                       14,737                      4,014,613
Short term investments                                                         201,742                         15,000
Secured note receivable                                                      2,500,000                      2,500,000
Accrued investment income                                                      456,181                        514,491
    Total investment income                                                 58,846,333                     65,777,941
Premiums receivable                                                          1,434,586                        485,255
Due from affiliate                                                           1,304,302                              -
Ceded loss reserves                                                            577,000                        563,470
Other assets                                                                 1,056,421                      1,124,143
    Total assets                                                           $63,218,642                    $67,950,809
      Liability and shareholders' equity
Unpaid losses and loss adjustments expenses                                 $1,964,279                     $2,278,995
Ceded premiums payable                                                         992,803                              -
Assumed loss and LAE payable                                                         -                        199,991
Due to related party                                                                 -                      2,217,701
Dividend payable                                                                     -                        570,113
Accounts payable and accrued expenses                                          181,222                        132,160
    Total liabilities                                                        3,138,304                      5,398,960
Common and preferred stock                                                     162,873                        163,520
Additional paid in capital                                                  35,206,612                     35,601,246
Accumulated other comprehensive earnings, net                                  834,974                      2,884,989
Retained earnings                                                           33,416,853                     33,629,557
Treasury stock                                                              (9,540,974)                    (9,727,463)
    Total shareholders' equity                                              60,080,338                     62,551,849
    Total liabilities and shareholders' equity                             $63,218,642                    $67,950,809

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE II - CONDENSED INCOME STATEMENT

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                         2000                      2001                      2002
Revenues:
    Direct and assumed premiums earned                 $  18,300                 $(156,789)         $               -
    Ceded premiums earned                                 15,038                    79,415                          -
    Net premiums earned                                   33,338                   (77,374)                         -
    Investment income                                    339,055                   227,807                    159,585
    Interest on notes receivable                         951,784                   103,814                          -
    Realized gains (losses) on sales of
      investments                                       (131,212)                        -                    297,394
    Other income                                         270,180                   211,175                    180,877

        Total Revenues                                 1,463,145                   465,422                    637,856

Expenses:
    Losses and LAE Incurred                               50,234                (1,001,970)                    53,522
    Acquisition expenses                                  (3,700)                        -                          -
    Other underwriting expenses                          491,492                   567,861                    901,065
    Expenses due to rescission                         1,567,305                         -                          -
        Total Expenses                                 2,105,331                  (434,109)                   954,587

    Earnings (loss) before equity in net
        earnings (loss) of subsidiary                   (642,186)                  899,531                   (316,731)
    Equity in net earnings (loss) of
        subsidiary                                      (720,971)                3,254,738                  2,800,850
        Net (loss) earnings                          $(1,363,157)               $4,154,269                 $2,484,119

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE II - STATEMENT OF CASH FLOW

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                         2000                      2001                      2002

Cash flow from operating activities:
  Net earnings (loss) before equity in
    earnings of subsidiary                           $   (642,186)               $   899,531           $   (316,731)
  Adjustments to reconcile net earnings (loss)
    to net cash provided (used) by operating
    activities:
          Change in:
          Accrued investment income                     1,967,860                   (138,442)               (58,310)
          Premiums receivable/payable                    (341,365)                   895,630                (43,472)
          Due from/to affiliate                        (2,773,905)                   519,850              3,522,003
          Unpaid losses and loss adjustment
             expenses                                    (592,108)                (2,007,292)               328,246
          Liability for deductible fees held              (48,375)                         -                      -
          Accounts payable and accrued
             expenses                                     (19,777)                   169,169                (49,062)
          Assumed loss and LAE payable                   (914,648)                   121,352                199,991
          Other, net                                        23,209                     7,277                627,751
             Net cash provided (used) by
                operating activities                   (3,341,295)                   467,075              4,210,416
Cash flow from investing activities:
  Decrease in investments                              10,954,164                  1,837,081              2,762,347
  Investment in subsidiary                             (3,900,000)                         -             (1,667,119)
  Decrease in short term investments                            -                          -                186,742
  Sale of fixed assets, net                               841,701                          -                      -
  Net cash provided by investing activities             7,895,865                  1,837,081              1,281,970
Cash flow from financing activities
  Proceeds from sale of common stock                       17,227                          -                395,281
  Dividends paid                                                -                          -             (1,701,302)
  Purchase of Treasury Stock                           (4,929,574)                (2,442,061)              (186,489)
  Net cash (used) by financing activities              (4,912,347)                (2,442,061)            (1,492,510)
        Net (decrease) increase in cash                  (357,777)                  (137,905)             3,999,876
  Cash and cash equivalents at beginning of
     year                                                 510,419                    152,642                 14,737
  Cash and cash equivalents at end of year             $  152,642               $     14,737             $4,014,613

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE II - CONDENSED COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                                                         2000                      2001                      2002

Net earnings (loss)                                  $(1,363,157)                $4,154,269              $2,484,119
Other comprehensive earnings before income
    taxes:
Unrealized gains (losses) on securities
    available for sale                                 1,414,896                  1,315,686               3,280,745
Reclassification adjustment for realized
    gains (losses) included in net earnings             (542,088)                   756,512                 689,464
Total other comprehensive earnings before
    taxes                                              1,956,984                    559,174               2,591,281
Income tax expense related to items of
    comprehensive income                                 240,095                    152,285                 541,271

Other comprehensive earnings net of
    income taxes                                       1,716,889                    406,889               2,050,010

Total comprehensive earnings                         $   353,732                 $4,561,158              $4,534,129

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                          (in thousands)

                Column B    Column C    Column D  Column E Column F  Column G    Column H         Column I     Column J    Column K
                            Reserves
                           for Unpaid                                           Claims and
                             Claims     Discount                                Claim Adjust-    Amortiza-
                              and       if any,                                 ment Expenses     tion of       Paid
                Deferred    Claim      Deducted                                   Incurred       Deferred      Claims
                 Policy     Adjust-       in                            Net      Related to        Policy     and Claim
             Acquisition     ment       Column    Unearned  Earned  Investment                   Acquisition  Adjustment   Premiums
                  Costs    Expenses       C       Premiums Premiums   Income                        Costs      Expenses    Written
                                                                               Current  Prior
                                                                                Year    Years
---------------- ---------- ------- ---------    -------- -------- --------- ------ ------- ------------ ----------- -----------

United States
December 31, 2000  2,974    11,462      -        15,466      15,812    1,955    11,762    598       4,257        5,613      28,888
December 31, 2001  4,196    30,787      -        30,045      47,749    2,882    31,463  1,494      10,085       14,921      62,328
December 31, 2002  4,232    43,188               33,019      40,503    3,070    23,104    651       3,279       11,974      43,477

Bermuda
December 31, 2000     65    11,858      -         3,850      10,893      650     5,594    552         806        3,921      12,565
December 31, 2001    323    13,053      -         2,737      15,220      768    11,006     23       1,464        8,545      14,107
December 31, 2002  3,451    20,640               14,175      25,446      946    13,502  1,017       6,738        6,312      36,884

Combined Total
December 31, 2000  3,039    23,320      -        19,316      26,705    2,605    17,356  1,150       5,063        9,534      41,453
December 31, 2001  4,519    43,840      -        32,782      62,969    3,650    42,469  1,517      11,549       23,466      76,435
December 31, 2002  7,683    63,828               47,194      65,949    4,016    36,606  1,668      10,017       18,286      80,361

AMERICAN SAFETY INSURANCE GROUP, LTD. (PARENT ONLY)

SCHEDULE IV - REINSURANCE

YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

                Property-Liability                              Ceded to     Assumed from                   Percentage of
             Insurance Premiums Earned           Gross           Other           Other           Net            Amount
                                                 Amount        Companies       Companies        Amount      Assumed to Net
        United States
        December 31, 2000                        35,602         26,971           15,783         24,414            64.6%
        December 31, 2001                       119,121         81,391           25,205         62,935            40.0
        December 31, 2002                       118,438         73,240           20,115         65,313            30.8
        Bermuda
        December 31, 2000                             -            303            2,694          2,391           112.7
        December 31, 2001                             -            587            2,439          1,852           131.7
        December 31, 2002                             -            817            1,453            636           228.5
        Combined Total
        December 31, 2000                        35,602         27,274           18,477         26,805            68.9
        December 31, 2001                       119,121         81,978           27,644         64,787            42.7
        December 31, 2002                       118,438         74,057           21,568         65,949            32.7%

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE GROUP, LTD.

EXHIBIT 12

RATIO OF EARNINGS TO FIXED CHARGES

                                                               2000                        2001                        2002

      Earnings
      Pre-tax earnings (loss)                                  (2,520)                   (5,316)                       3,403
      Plus:  Interest expense recognized                            -                       470                          716

      Total Earnings                                           (2,520)                    5,786                        4,119

      Fixed charges                                               244                     1,237                          506
      Interest accruals for the period                            244                     1,237                          506

      Total fixed charges                                         244                     1,237                          506

      Coverage Ratio                                          $(2,764)                 4.677445                     8.140316

*Dollar amounts are in thousands.

Exhibit 99
Harbour Village Development Status
(000)s except references to Condo Units
(Unaudited)

                                                     Phase 1               Phase 2        Phase 3
                                                    Townhouses         The       The
                                    Marina        Oak                  Links    Links   Fisherman's     Total      Boat
                                    Condos      Hammock  Riverwalk     North     South     Harbour      Condos     Slips    Total
              12/31/2002
Planned Number of Condo Units
    and Boat Slips                    248         18        28           188       188     (Note 3)       670        142         812
Condo Units and Boat Slips
   under Contract                     248         15        27           172       129                    591        142         733
Value of Pre-sale Contracts
   (Note 1)                        62,892      6,693     10,507       43,223    35,222                 158,537     13,073    171,610
Number of Closed Units                248          3         11            -         -         -           262        121        383
Number of Buildings                     8          4          6            4         4         1            27         -          27

Number of Buildings Complete
   by Task
  Building Foundation                   8          4         5             4         -         -
  Vertical Building Completed           8          4         5             2         -         -
  Interior Finish Completed             8          3         4             -         -         -
  Certificate of Occupancy
    Received                            8          2         4             -         -         -

      Actual 12/31/2002 YTD
Units Closed                          146         3         11            -          -         -            160        62        222

Revenue Recognized                 39,754     1,270      3,712            -          -         -         44,736     6,461     51,197
Other Revenue                                                                                                                    584

  Total Revenue                                                                                                               51,781

Gross Profit (Loss) Recognized      5,784      (392)      (176)           -          -         -          5,216      2,441     7,657

Other Expense (Income) Items
   (Note 2)                                                                                                                    4,404
Pre-Tax Profit                                                                                                                 3,253

Actual 12/31/2002 QTD
Units Closed                            -            3       10           -          -           -           13         3        15

Revenue Recognized                    978        1,270    3,400           -           -          -        5,648     1,369      7,017
Other Revenue                                                                                                                    105
    Total Revenue                                                                                                              7,122

Gross Profit (Loss) Recognized       (717)       (392)     (176)          -           -          -       (1,285)      312      (973)

Other Expense (Income) Items-Note 2                                                                                            1,652
Pre-Tax Profit (loss)                                                                                                        (2,625)

Outlook For 1st Quarter of 2003
Units Closed                           -            5         5            -          -          -           10         5         15

 Revenue Recognized                   157       2,009     1,962            -          -         -          4,128       621     4,749
 Other Revenue                                                                                                                    60

  Total Revenue                                                                                                                4,809

Gross Profit Recognized                19           -         -            -          -         -            19       264        283

Other Expense (Income) Items                                                                                                   1,133
Pre-Tax Profit (Loss)                                                                                                          (850)

Note 1 - No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each contemplated transaction .

Note 2 - Other includes net brokerage commissions, advertising, promotion, and other general and administrative costs. These items are not allocated to specific buildings.

Note 3 - As a result of the settlement of material zoning litigation brought by the Town of Ponce Inlet, Florida, the Company among other matters, reduce the Fisherman’s Harbour building to a 2 story commercial center, rather than a mixed use building with 70 units. See Item 3. "Legal Proceedings".

Item 3. “Legal Proceedings” for a discussion of the material zoning litigation.

The projected results contained above for unit closings, revenue, gross profit, fixed costs and pre-tax profit are forward looking statements. With respect to the Company’s development of the Harbour Village project, such forward looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips and changes in local and national levels of general business activity and economic conditions.