Form 10-Q
period 2003-03-31
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2003-05-15
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                     --------------

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on May 9, 2003 was 4,739,888.

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

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Group, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                   December 31,                 March 31,
                                                                       2002                        2003
                           Assets
Investments:
   Fixed maturity securities available for sale, at fair value    $ 85,850,658                 $ 105,763,961
   Investment in real estate                                        41,050,921                    50,102,144
   Short-term investments                                           18,565,871                    15,333,273

         Total investments                                         145,467,450                   171,199,378

Cash and cash equivalents                                           22,158,730                    23,573,577
Restricted cash                                                      7,516,845                     7,045,405
Accrued investment income                                            1,751,417                     1,282,534
Notes receivable - other                                             6,649,716                     6,144,716
Premiums receivable                                                 19,218,941                    21,205,663
Ceded unearned premium                                              22,612,159                    21,435,858
Reinsurance recoverable                                            117,547,623                   125,931,680
Funds on deposit                                                       485,956                       633,255
Income tax recoverable                                                 345,882                     1,133,513
Deferred income taxes                                                7,405,586                     8,389,687
Deferred policy acquisition costs                                    7,683,458                     8,385,706
Property, plant and equipment                                        2,117,096                     2,226,142
Prepaid items                                                        1,920,054                     2,171,252
Intangible assets                                                    1,466,629                     1,466,629
Other assets                                                         1,059,796                     1,136,455
         Total assets                                            $ 365,407,338                 $ 403,361,450
                                                                   ===========                   ===========

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                    $ 160,628,579                 $ 175,759,657
   Unearned premiums                                                69,805,945                    73,181,560
   Reinsurance on paid losses and loss adjustment expenses           4,290,250                     4,290,250
   Ceded premiums payable                                            8,141,181                     9,588,506
   Due to affiliate                                                  1,284,097                       828,339
   Escrow deposits                                                  14,808,528                    15,964,234
   Accounts payable and accrued expenses                            13,458,995                    20,528,593
   Funds held                                                        4,570,428                     4,534,296
   Dividend payable                                                    570,113                             -
   Loan payable                                                     22,182,273                    31,606,144
   Collateral held                                                   1,315,686                     1,394,466
   Deferred Revenue                                                  1,574,414                     1,339,442
   Unearned loan fees                                                  325,000                       325,000

         Total liabilities                                         302,955,489                  339, 340,487

                                                                   December 31,                 March 31,
                                                                       2002                        2003

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued and outstanding                                -                             -

     Common stock, $0.01 par value; authorized 15,000,000
       shares; issued and outstanding at December 31, 2002  and
       March 31, 2003, 6,352,077 shares
                                                                        63,520                        63,520
   Additional paid-in capital                                       35,601,246                    35,601,246
   Retained earnings                                                33,629,557                    34,849,910
   Accumulated other comprehensive income, net                       2,884,989                     3,233,750
   Treasury stock, 1,612,189 shares at December 31, 2002,
     and March 31, 2003, at cost                                    (9,727,463)                   (9,727,463)
         Total shareholders' equity                                 62,451,c849                    64,020,963
         Total liabilities and shareholders' equity              $ 365,407,338                 $ 403,361,450
                                                                   ===========                   ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Earnings
(Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                        2002                 2003
Revenues:
  Direct premiums earned                                           $  29,857,907         $ 32,575,503
Assumed premiums earned:
  Affiliate                                                            2,987,619            1,737,959
  Nonaffiliates                                                        1,248,272            6,157,976
  Total assumed premiums earned                                        4,235,891            7,895,935

Ceded premiums earned:
  Affiliate                                                              740,052              989,739
  Nonaffiliates                                                       19,476,779           18,190,179
    Total ceded premiums earned                                       20,216,831           19,179,918
    Net premiums earned                                               13,876,967           21,291,520
  Net investment income                                                  975,557            1,114,415
  Management fees from affiliate                                         417,427              277,903
  Net realized gains                                                      82,247              150,715
  Real estate income                                                  19,038,740            5,429,847
  Other income                                                           116,933               14,394
    Total revenues                                                    34,507,871           28,278,794

Expenses:
  Losses and loss adjustment expenses incurred                         8,969,141           12,094,062
  Acquisition expenses                                                 2,376,027            4,156,986
  Payroll and related expenses                                         2,101,748            2,221,912
  Real estate expenses                                                16,695,328            6,161,641
  Other expenses                                                       1,135,589            2,345,756
  Expense due to rescission                                              210,748               83,559
    Total expenses                                                    31,488,581           27,063,916

      Earnings before income taxes                                     3,019,290            1,214,878
Income taxes (benefit)                                                   973,759               (5,475)
Net earnings                                                          $2,045,531           $1,220,353
                                                                      ==========           ==========
Net earnings per share:
  Basic                                                                  $  0.43               $ 0.26
  Diluted                                                                $  0.42               $ 0.25

Common shares used in computing earnings per share:
  Basic                                                                4,704,505            4,739,888
                                                                       =========            =========
  Diluted                                                              4,863,370            4,796,772
                                                                       =========            =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow
(Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                  2002                      2003
Cash flow from operating activities:
     Net earnings                                                              $2,045,531               $ 1,220,353
     Adjustments to reconcile net earnings to net cash provided by operating activities:
       Realized gains/losses on sale of investments                               (82,247)                 (150,715)
       Amortization of deferred acquisition costs                                (485,902)                 (702,248)
       Change in:
         Accrued investment and interest income                                   143,181                   468,883
         Premiums receivable                                                   (3,881,138)               (1,986,722)
         Reinsurance recoverable and ceded unearned premiums                  (13,306,876)               (7,207,756)
         Funds held by reinsured                                                 (708,337)                  (36,132)
         Due from affiliate                                                    (1,718,851)                        -
         Funds on Deposit                                                         195,314                  (147,299)
         Income taxes                                                             740,728                (1,691,732)
         Unpaid losses and loss adjustment expenses                            11,593,669                15,131,078
         Unearned premiums                                                      1,690,115                 3,375,615
         Ceded premiums payable                                                 3,977,717                 1,447,325
         Due to affiliate                                                       1,640,107                  (455,758)
         Accounts payable and accrued expenses                                   (357,474)                  426,822
         Collateral                                                               221,437                    78,780
         Prepaid items                                                           (439,847)                 (251,198)
         Deferred revenue                                                         743,224                  (234,972)
         Other, net                                                              (904,419)                 (590,756)
                Net cash provided by operating activities                       1,105,932                 8,693,568

Cash flow from investing activities:
     Purchases of fixed maturities                                            (16,151,771)              (17,489,930)
     Proceeds from maturity and redemption of fixed maturities                     20,862                 1,093,320
     Proceeds from sale of fixed maturities                                    13,204,336                 3,489,543
     Proceeds from sale of equity investments                                     103,550                         -
     Decrease (increase ) in investment in real estate                          5,201,333                (9,051,223)
     Increase in short-term investments                                         3,562,880                 3,232,598
     Repayment in notes receivable - other                                         99,650                   505,000
     Purchase of fixed assets, net                                                (47,801)                 (109,046)
       Net cash provided by (used in) investing activities                      5,993,039               (18,329,738)

Cash flow from financing activities:
     Purchase of treasury stock                                                  (111,741)                        -
     Proceeds from issuance of common stock                                       310,496                         -
     Proceeds (repayment) from loan payable                                    (7,264,547)                9,423,871
 Withdrawals from restricted cash, net                                            721,172                   471,440
     Proceeds (repayment) from escrow deposits                                 (1,322,198)                1,155,706
       Net cash provided by (used in) financing activities                     (7,666,818)               11,051,017

       Net increase (decrease) in cash                                           (567,847)                1,414,847

Cash and cash equivalents at beginning of period                                1,302,842                22,158,730

Cash and cash equivalents at end of period                                    $   734,995              $ 23,573,577
                                                                              ===========              ============

  Supplemental disclosure of cash flow information:

     Income taxes paid                                                          $(161,891)               $1,864,441
                                                                                ==========               ==========
     Interest paid                                                              $ 113,634               $   247,255
                                                                                =========               ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Group, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings
(Unaudited)

                                                                                     Three Months Ended
                                                                              2003                        2003

Net earnings                                                             $   2,045,531            $   1,220,353
   Other comprehensive earnings (loss) before income taxes:

   Unrealized gains (losses) on securities available for sale               (1,542,626)                 497,643

   Reclassification adjustment for realized gains included in net
      earnings                                                                  82,247                  150,715

   Total other comprehensive earnings (loss) before taxes                   (1,624,873)                 446,928

   Income tax expense (benefit) related to items of other
      comprehensive income                                                    (397,532)                  98,167

   Other comprehensive earnings (loss) net of income taxes                  (1,227,341)                 348,761

  Total comprehensive earnings                                                $818,190              $ 1,569,114
                                                                              ========                =========

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

         The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2002.

         The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2002 presentation.

Note 2 - Accounting Pronouncements

         During the last two years, the Financial Accounting Standards Board (FASB) has issued a number of accounting pronouncements with various effective dates. Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 144, Accounting for the impairment or Disposal of Long-Live Assets; SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements

No. 72 and 144 and FASB Interpretation No. 9. These pronouncements do not have a material effect on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard, which amends the transition and disclosure issues associated with SFAS No. 123, became effective for years ending after December 15, 2002. We have no plans to adopt the fair value provisions of SFAS No. 123. The requirements of this standard did not impact our financial position or results of operations. However, the Company is subject to the disclosure requirements of SFAS 148 as evidenced in Note 12 of this report.

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

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The requirements of the interpretation are not expected to have a material impact on our financial position or results of operations.

Note 3 - Nature of Operations

         The following is a description of certain risks facing the Company:

         Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

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

Note 4 - Investments

         The amortized cost and estimated fair values of investments at December 31, 2002 and March 31, 2003 are as follows:

                                                                        Gross             Gross
                                                   Amortized         unrealized         unrealized         Estimated
                                                     cost               gains             losses          fair value

December 31, 2002:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and
          obligations of U.S. Government
          corporations and agencies
                                                 $36,361,353        $1,451,538          $    569        $37,812,322
      Corporate securities                        34,791,767         2,006,419            60,538         36,737,648
      Mortgage-backed securities                  10,945,048           359,776             4,136         11,300,688
      Total fixed maturities                     $82,098,168        $3,817,733        $   65,243        $85,850,658
                                                  ==========         =========         =========         ==========

March 31, 2003:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and
          obligations of U.S. Government
          corporations and agencies
                                                 $43,335,040        $1,722,329       $     1,099        $45,056,270
      Corporate securities                        33,835,355         2,353,842           104,854         36,084,343
      Obligations of states and political
        subdivisions                              12,866,562           112,494               871         12,978,185

      Mortgage-backed securities                  11,541,626           105,310             1,773         11,645,163
      Total fixed maturities                    $101,578,583        $4,293,975          $108,597       $105,763,961
                                                 ===========         =========           =======        ===========

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

The United States operating segment’s specialty insurance programs provide insurance and reinsurance for general, pollution and professional liability exposures, for workers’ compensation and surety, as well as custom designed risk management programs for contractors, consultants and other business and property owners who are involved with environmental remediation, general construction and other specialty risks. These products have been aggregated into the insurance segments, which is further broken down into United States-Insurance and Bermuda.

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

(c)         Information about segment profit or loss and assets:

                                                                          Three Months Ended
                                                                               March 31,
                                                                      2002                    2003
United States - Insurance

Net premiums earned - All other                                  $13,817,064             $20,954,020
Net premiums earned - Intersegment                                (4,979,511)             (6,832,472)
Net investment income and interest on notes receivable               759,261                 828,090
Real estate income                                                         -                       -
Other revenues                                                       530,264                 443,012
Total revenues                                                    10,849,348              15,392,650
Interest expense                                                      37,500                  88,512
Depreciation and amortization expense                                 54,006                  68,003
Equity in net earnings of subsidiaries                                     -                       -
Income taxes expense (benefit)                                        16,825                 267,912
Segment profit/(loss)                                                148,302                 490,390
 Significant noncash items other than
    depreciation and amortization                                          -                       -
Property, plant and equipment                                        910,569                 901,066
Total investments                                                 63,032,678              91,534,579
Total assets                                                     246,603,956             318,927,415
Total policy and contract liabilities                            180,963,239             241,824,682

                                                                          Three Months Ended
                                                                               March 31,
                                                                      2002                    2003

Total liabilities                                                217,985,866             285,734,573

United States - Real Estate

Net premiums earned - All other                                            -                       -
Net premiums earned - Intersegment                                         -                       -
Net investment income and interest on notes receivable                     -                       -
Real estate income                                                19,038,740               5,429,847
Other revenues                                                         1,447                       -
Total revenues                                                    19,040,187               5,429,847
Interest expense                                                     113,634                 196,243
Depreciation and amortization expense                                 28,059                  42,633
Equity in net earnings of subsidiaries                                     -                       -
Income taxes expense (benefit)                                       956,934                (273,387)
Segment profit/(loss)                                              1,463,296                (458,408)
 Significant noncash items other than depreciation and
                                                                           -                       -                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                              amortization
Property, plant and equipment                                        349,397                 510,909
Total investments                                                 32,461,267              50,102,144
Total assets                                                      38,987,419              66,225,016
Total policy and contract liabilities                                      -                       -
Total liabilities                                                 26,463,319              53,341,657

Bermuda

Net premiums earned - All other                                       59,903                 337,500
Net premiums earned - Intersegment                                 4,979,511               6,832,472
Net investment income and interest on notes receivable               216,296                 286,325
Real estate income                                                         -                       -
Other revenues                                                       122,396                  37,500
Total revenues                                                     5,378,106               7,456,297
Interest expense                                                           -                       -
Depreciation and amortization expense                                  5,000                   5,000
Equity in net earnings of subsidiaries                             1,611,598                  31,983
Income taxes                                                               -                       0
Segment profit                                                       433,933               1,188,371
 Significant noncash items other than depreciation
    and amortization                                                       -                       -
Property, plant and equipment                                        834,167                 814,167
Total investments                                                 70,568,385              89,475,049
Total assets                                                     102,443,873             121,356,705
Total policy and contract liabilities                             29,096,208              41,606,258
Total liabilities                                                 30,693,414              43,499,549

Intersegment Eliminations

Net premiums earned - All other                                            -                       -
Net premiums earned - Intersegment                                         -                       -
Net investment income and interest on notes receivable                     -                       -

                                                                          Three Months Ended
                                                                               March 31,
                                                                      2002                    2003

Real estate income                                                         -                       -
Other revenues                                                       (37,500)                (37,500)
Total revenues                                                       (37,500)                (37,500)
Interest expense                                                     (37,500)                (37,500)
Depreciation and amortization expense                                      -                       -
Equity in net earnings (loss) of subsidiaries                     (1,611,598)                (31,983)
Income taxes                                                               -                       -
Segment profit (loss)                                                      -                       -
 Significant noncash items other than depreciation
   and amortization                                                        -                       -
Property, plant and equipment                                              -                       -
Total investments                                                (52,459,132)            (59,912,394)
Total assets                                                     (82,188,580)           (103,147,686)
Total policy and contract liabilities                            (22,147,124)            (34,489,723)
Total liabilities                                                (29,729,452)            (43,235,292)
Total

Net premiums earned - All other                                   13,876,967              21,291,520
Net premiums earned - Intersegment                                         -                       -
Net investment income and interest on notes receivable               975,557               1,114,415
Real estate income                                                19,038,740               5,429,847
Other revenues                                                       616,607                 443,012
Total revenues                                                    34,507,871              28,278,794
Interest expense                                                     113,634                 247,255
Depreciation and amortization expense                                 87,065                 115,636
Equity in net earnings of subsidiaries                                     -                       -
Income taxes expense (benefit)                                       973,759                  (5,475)
Segment profit (loss)                                              2,045,531               1,220,353
 Significant noncash items other than depreciation
   and amortization                                                        -                       -
Property, plant and equipment                                      2,094,133               2,226,142
Total investments                                                113,603,198             171,199,378
Total assets                                                     305,846,668             403,361,450
Total policy and contract liabilities                            187,912,323             248,941,217
Total liabilities                                                245,413,147             339,340,487

Note 6 - Shareholder Matters

         During the three months ended March 31, 2002, the Company repurchased 11,900 shares of its stock at a total price of $111,741 in open market transactions pursuant to its share repurchase program.

Note 7 - Investment in Real Estate

         The Company’s investment in the development of the Harbour Village Golf and Yacht Club (“Harbour Village”) project is comprised of 173 acres of property in Ponce Inlet, Florida (the

"Property") that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the basis of real estate was recorded in accordance with EITF Abstract 98-11, which included the recognition of $5.8 million in a deferred tax asset.

         As of December 31, 2002 and March 31, 2003, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                               December 31, 2002              March 31, 2003
Land                                                   $2,437                        $2,624
Capitalized overhead, interest and
       taxes                                            3,021                         3,452
Work in process                                        35,593                        44,026
       Total                                          $41,051                       $50,102
                                                      =======                       =======

        During the quarter ended March 31, 2003, the Company closed 10 condominium units and 14 boat slips at Harbour Village and for the quarter ended March 31, 2002, the Company closed 66 condominium units and 25 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

         Total income tax expense for the three months ended March 31, 2002 and 2003 were allocated as follows:

                                                          Three Months Ended
                                                              March 31,
                                                   2002                        2003
Tax expense attributable to:
   Income from continuing operations            $ 973,759                   $   (5,475)
   Change in unrealized gains on
        securities available for sale            (397,532)                      98,166

            Total                                $576,227                      $92,691
                                                  =======                       ======

         U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                Current                 Deferred                Total
                  March 31, 2002                394,380                 579,379                 973,759
                  March 31, 2003              1,076,792              (1,082,267)                 (5,475)

         The state income tax components aggregated $139,865 and $(31,735) for the three months ended March 31, 2002 and 2003, respectively.

         Income tax expense (benefit) for the periods ended March 31, 2002 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                             March 31,
                                                                    2002                    2003

Expected income tax expense                                    $1,026,559                 $ 413,059
Foreign earned income not subject to U.S.
   taxation                                                      (147,537)                 (404,046)
State taxes and other                                              94,737                   (14,488)

                                                                 $973,759                $   (5,475)
                                                                  =======                 =========

         Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                   December 31,            March 31
                                                                       2002                  2003
Deferred tax assets:
     Loss reserve discounting                                         3,196,291            3,574,607
     Unearned premium reserves                                        2,301,174            2,323,948
     Difference between tax and GAAP basis of Harbour
         Village Project                                              4,481,199            4,892,392
          Gross deferred tax assets                                  $9,978,664          $10,790,947

Deferred tax liabilities:
     Deferred acquisition costs                                       1,718,506            1,448,522
     Unrealized gain on securities                                      852,800              950,967

                                                                   December 31,            March 31

     Other                                                                1,772                1,771
         Gross Deferred  tax liabilities                              2,573,078            2,401,260

              Net deferred tax asset                                 $7,405,586           $8,389,687
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

         As of March 31, 2003, notes receivable consists of two notes which are secured by real and personal property and various corporate and personal guarantees.

         The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2002 and March 31, 2003 were $6,649,716 and $6,144,716, respectively. The weighted average recorded investment in impaired notes receivable as of December 31, 2002 and March 31, 2003 were $7,723,853 and $6,397,216, respectively. No interest income was recognized on impaired notes receivable during the three months ended March 31, 2002 and March 31, 2003. During the quarter ended March 31, 2003, the Company received $505,000 in payments on these impaired notes receivable.

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

                Goodwill and Intangibles               December 31,                March 31,
                     (in Thousands)                        2002                      2003

Goodwill                                                    $    -                    $    -
Indefinite-lived Intangibles                                 1,467                    $1,467
Other Amortizable Intangibles                                    -                         -
Total Goodwill and Intangibles                              $1,467                    $1,467
                                                             =====                     =====

         In accordance with the disclosure requirements of SFAS 142 the following table shows the effect of the goodwill and intangibles amortization on the reported net income for the three months ended March 31, 2001 and March 31, 2003 to show comparability between the periods presented.

                                                                        Three Months Ended
                                                                             March 31
                                                                          (In Thousands)
                                                                2002                 2003

Reported Net Earnings                                          $2,046                $1,220
Add back:  Goodwill and Intangibles                                 -                     -
Amortization
Adjusted Net Earnings                                          $2,046                $1,220
                                                                =====                 =====
Earnings Per Share Diluted
Reported Net Earnings                                           $0.43                 $0.26
Add back:  Goodwill and Intangibles                                 -                     -
Amortization
Adjusted Net Earnings - Basic                                   $0.43                 $0.26
                                                                 ====                  ====
Adjusted Net Earnings - Diluted                                 $0.42                 $0.25
                                                                 ====                  ====

Note 11 - Commitments and Contingencies

         During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing is scheduled for late May 2003. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As of March 31, 2003, unreimbursed paid claims under the treaties totaled $16.8 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $17.7 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer’s request has no merit and was made in bad faith. The Company recognized a $1.1 million expense in 2002 for reinsurance recoverables relating to the Berkley dispute. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

Note 12 - Employee Stock Options

         At March 31, 2003, the Company had an employee stock options plan. The Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                  Three Months Ending March 31
                                          2002                                    2003
                                            (In thousands, except per share amounts)

Net earnings:
   As reported                         $ 2,045                                 $ 1,220
   Effect of stock options                 166                                      72

      Pro forma net earnings           $ 1,879                                 $ 1,148
                                        ======                                  ======

   Net earnings per share
      Basic - as reported             $   0.43                                 $  0.26
      Basic - pro forma               $   0.40                                 $  0.24

      Diluted - as reported           $   0.42                                 $  0.25
      Diluted - pro forma             $   0.39                                 $  0.23

Item 2.         Management's Discussion and Operations

         General

         American Safety Insurance Group, Ltd. (the “Company” or “American Safety”) is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation, contracting and other specialty risks. The Company is also the owner/developer of the Harbour Village Golf & Yacht Club (“Harbour Village”), a residential condominium, marina, par 3 golf course and beach club project in Ponce Inlet, Florida. Unless the context indicates otherwise, all references to the “Company” or “American Safety” refer to American Safety Insurance Group, Ltd. and its subsidiaries.

         The following table sets forth the Company's consolidated revenues:

                                                                                Three
                                                                                Months
                                                  Three Months Ended            Ended
                                                       March 31,              March 31,
                                                                               2002 to
                                                  2002           2003            2003
                                                        (Dollars in thousands)
Net Premiums earned:
Reinsurance:
   Workers' compensation                      $       -         $    -             -%
   General liability                              3,043          1,787         (41.3)
     Program business                                 -             39         100.0
        Total reinsurance                         3,043          1,826        (40.0)

Primary insurance:
   Commercial Line                                  542              -        (100.0)
   Workers' compensation                          2,302          1,363         (40.8)
   Surety                                           406            163         (59.9)
   General liability                              6,500         14,024         115.8
   Program business                               1,084          3,916         261.3
        Total primary insurance                  10,834         19,466          79.7
          Total net premiums earned              13,877         21,292          53.4

Net investment income                               976          1,114          14.1
Interest on notes receivable                          -              -           -
Commission and fee income:
   Brokerage commission income                       65              -        (100.0)
   Management fees from affiliate                   417            278         (33.3)
      Total commission and fee income               482            278         (42.3)
Net realized gains (losses)                          82            151          84.1
Real estate income                               19,039          5,430         (71.5)
Other income                                         52             41         (73.1)
      Total Revenues                            $34,508        $28,279         (18.1)%

         The following table sets forth the components of the Company’s GAAP combined ratio for the periods indicated:

                                                       Three months ended
                                                            March 31,

                                                 2001           2002          2003
Insurance operations:
      Loss and loss adjustment expense ratio     63.9%       64.6%           56.8%
 Expense ratio                                   26.6        21.9            28.6
    Combined ratio                               90.5%       86.5%           85.4%

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

         Net Premiums Earned. Net premiums earned increased 53.4% to $21.3 million in the quarter ended March 31, 2003 from $13.9 million in the quarter ended March 31, 2002. The principal factors accounting for the increase were a $6.3 million increase in general liability premiums, and a $2.9 million increase in program business premiums. Net premiums earned for workers’ compensation, commercial lines, and surety decreased 53.0% to $1.5 million from $3.3 million, which is consistent with the Company’s strategy to focus on its more profitable lines of insurance business.

         Net Investment Income. Net investment income increased to $1.1 million in the quarter ended March 31, 2003 from $976,000 in the quarter ended March 31, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 4.7% in the quarter ended March 31, 2002 and 4.0% in the quarter ended March 31, 2003. The average after-tax yield on investments was 3.5% in the quarter ended March 31, 2002 and 3.0% in the quarter ended March 31, 2003.

         Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees decreased 42.3% from $482,000 in the quarter ended March 31, 2002 to $278,000 in the quarter ended March 31, 2003. This decrease is the result of lower costs allocated to the Company’s risk retention affiliate. These allocations are based on premiums written.

         Net Realized Gains. Net realized gains increased from $82,000 in the quarter ended March 31, 2002 to $151,000 for the quarter ended March 31, 2003 due to the sale of bonds in the Company’s investment portfolio.

         Real Estate Income. Real estate income at the Harbour Village project decreased 71.5% to $5.4 million in the quarter ended March 31, 2003 from $19 million in the quarter ended March 31, 2002. This income was realized from the closing of 10 condominium units and 7 boat slips in the quarter ended March 31, 2003, and from the closing of 66 condominium units and 25 boat slips in the quarter ended March 31, 2002. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 34.8% from $9 million in the quarter ended March 31, 2002 to $12.1 million in the quarter ended March 31, 2003 due to increases in earned premiums. The loss ratio has decreased to 57% in the quarter ended March 31, 2003 from 65% in the quarter ended March 31, 2002, as a result of decreased earned premium in commercial lines, surety, and workers’ compensation lines of business.

         Acquisition Expenses. Policy acquisition expenses increased to $4.2 million for the quarter ended March 31, 2003 from $2.4 million for the quarter ended March 31, 2002, as a result of increased earned premiums. Premium tax expense has decreased to $485,000 from $1.1 million due to lower volumes of direct premiums which are subject to premium taxes.

         Payroll and Other Expenses. Payroll and other expenses increased 41.1% from $3.2 million in the quarter ended March 31, 2002 to $4.6 million in the quarter ended March 31, 2003 due to higher payroll expense and also from legal expenses associated with the arbitration proceedings with Berkley Insurance Company.

         Real Estate Expenses. Real estate expenses associated with Harbour Village decreased from $16.7 million in the quarter ended March 31, 2002 to $6.2 million in the quarter ended March 31, 2003. Of the $6.2 million of costs recognized during the quarter ended March 31, 2003, $5.1 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $1.1 million were fixed costs of the project, which includes advertising and other administration costs. Of the $16.7 million of costs recognized during the quarter ended March 31, 2002, $15.8 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $900,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

         Expense Due to Rescission. Expense due to rescission litigation was $84,000 for the quarter ended March 31, 2003 as compared to $211,000 for the quarter ended March 31, 2002. All of these expenses were litigation related.

         Income Taxes (Benefit). Federal and state income taxes decreased to a benefit of $5,500 in the quarter ended March 31, 2003 from an expense of $974,000 in the quarter ended March 31, 2002 due to lower levels of income in the Company’s real estate operations

         Total Earnings. Net earnings after tax decreased 40.3% to $1.2 million for the quarter ended March 31, 2003 from $2.0 million for the quarter ended March 31, 2002.

         The Company's net earnings are detailed as follows (in thousands):

                                                   Quarter Ended                         Quarter Ended
                                                   March 31, 2002                        March 31, 2003
Insurance Operations                                  $   604                               $ 1,623
Real Estate Operations                                  1,463                                  (457)
Other                                                     (22)                                   54
Net Earnings                                          $ 2,045                               $ 1,220

Liquidity and Capital Resources

         The Company historically has met its cash requirements and financed its growth principally through cash flows generated from operations. During the past decade, the Company has operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in fiscal year 2000 the Company has operated in a hardening market with increased insurance premium rates for workers’ compensation and excess and surplus lines. The Company’s primary sources of cash flow are proceeds from the sale or maturity of invested assets, premiums written, investment income, income from real estate development sales, commission income, management fees and reinsurance recoverables from reinsurers. The Company’s short-term cash requirements are primarily for claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, other operating expenses, and the purchase of investment securities, which have historically been satisfied from operating cash flows. Due to the uncertainty regarding settlement of unpaid claims, the long-term liquidity requirements of the Company may vary, and the Company has attempted to structure its investment portfolio to take into account the historical payout patterns. The Company also purchases reinsurance to mitigate the effect of large claims and to help stabilize demands on its liquidity. Notwithstanding the Company’s dispute with one of its former reinsurers, Berkley Insurance Company, as described in Item 1. of this Report, management believes that the Company’s current cash flows are sufficient for the short-term needs of its insurance business and the Company’s invested assets are sufficient for the long-term needs of its insurance business.

         As discussed in Item 1. of this Report, the Company has a pending material dispute with Berkley Insurance Company, one of the Company’s former reinsurers, with respect to unreimbursed paid claims under treaties totaling $16.8 million and additional ceded case reserves and reserves for incurred but not reported losses totaling approximately $17.7 million as of March 31, 2003. The Company recognized a $1.1 million expense in 2002 for reinsurance recoverables relating to the Berkley dispute as a result of a settlement offer made by the Company. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.

         On a consolidated basis, net cash provided from operations was $1.1 million for the quarter ended March 31, 2002 and $8.7 million for the quarter ended March 31, 2003. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings and real estate sales. Since workers’ compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claims payments are made.

         Total assets increased from $365.4 million at December 31, 2002 to $403.4 million at March 31, 2003 primarily due to increases in invested assets, cash and reinsurance recoverables. Cash, invested assets and notes receivable increased from $174.3 million at December 31, 2002 to $200.9 million at March 31, 2003, as a result of increases in fixed maturities and cash. At March 31, 2003, the Company has repurchased 1,612,189 shares of its common stock at a total cost of $9.7 million since January 1999.

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

         The Company, through its subsidiary, American Safety Holdings Corp., has a loan facility of $5.0 million, which bears interest at LIBOR plus 2.5%. The outstanding amount of this loan at March 31, 2003 is $5.0 million and is due in 2004.

         Management has planned that Harbour Village will be developed in three Phases with projected completion in 2005. Through March 31, 2003, the Company had outstanding borrowings of $26.6 million from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of the Harbour Village project is approximately $43.8 million. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on our marketing efforts for the development of the Harbour Village project.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

         The Company's market risk has not changed materially since December 31, 2002.

Item 4. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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
Principal Management, Inc. et al. In January 2000, the Company acquired (i) the stock of L&W Holdings, Inc. and its wholly-owned subsidiary, RCA Syndicate #1, Ltd., an Illinois licensed insurer operating on the INEX (formerly the Illinois Insurance Exchange), (ii) the stock of Principal Management, Inc., an insurance program development and management company headquartered in Okemos, Michigan, and in a related transaction, the Company also acquired (iii) the stock of Pegasus Insurance, a Cayman Islands licensed insurer. The transactions were structured as stock acquisitions, with the purchase price payable by the Company consisting of $3,500,000 plus 200,000 American Safety common shares and earnout provisions for up to an additional 254,000 American Safety common shares over a five-year period. Of the purchase price, $1,000,000 of cash and 109,086 shares of stock are held by the Company in escrow to secure the obligations of the sellers.
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

Berkley Insurance Company. During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing is scheduled for late May 2003. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As of March 31, 2003, unreimbursed paid claims under the treaties totaled $16.8 million and additional ceded case reserves and reserves for incurred but not reported losses totaled approximately $17.7 million. The Company is discussing resolution of this matter with Berkley, although the Company believes the reinsurer’s request has no merit and was made in bad faith. The Company recognized a $1.1 million expense in 2002 for reinsurance recoverables relating to the Berkley dispute. The Company does not believe this dispute will have a material adverse effect on the overall financial condition or liquidity of the Company as management believes the Company has sufficient current cash flows and invested assets to meet its insurance obligations. However, due to the fact that the final decision rests in the hands of an arbitration panel, it is uncertain whether the panel’s decision will be on terms favorable to the Company.
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
These changes in the Company’s development plans would reduce the size of the Harbour Village project from 809 to 676 condominium units. As a result, the Company has reallocated the common and land costs of the Harbour Village project over such reduced number of condominium units.

         Item 2.         Changes in Securities and Use of Proceeds.

Not applicable.

         Item 3.         Defaults Upon Senior Securities.

Not applicable

         Item 4.         Submission of Matters to a Vote of Security Holders.

None

         Item 5.         Other Information.

None

         Item 6.         Exhibits and Reports on Form 8-K.

                  (a)        The following exhibits are filed as part of this Report:

                           Exhibit No.               Description

                           11                        Computation of Earnings Per Share

                           99                        Harbour Village Development Status

                  (b)        Reports on Form 8-K.

None.

[The remainder of this page is intentionally left blank.]

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2003.

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

         I, Stephen R. Crim, certify that:

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
Date:  May 15, 2002                                        /s/ Stephen R. Crim
                                                              Stephen R. Crim
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

Date: May 15, 2003                                            /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Group, Ltd.

Exhibit 11

American Safety Insurance Group, Ltd. and subsidiaries

Computation of Earnings Per Share

                                                        Quarter ended
                                                March 31,          March 31,
                                                   2001               2002
Basic:
Earnings available to common
shareholders........................        $   2,045,531      $1,220,353
                                                =========       =========

Weighted average common shares
outstanding.........................            4,704,505      4,739,888

Basic earnings per common shares ...        $          .43     $           .26
                                             =============      ==============

Diluted:
Earnings available to common                   $2,045,531      $1,220,353
                                                =========       =========
shareholders..........................

Weighted average common shares
outstanding............................         4,704,505        4,739,888

Weighted average common shares
equivalents associated with options....           158,865           56,884

Total weighted average common
shares.................................         4,863,370        4,796,772
                                                =========        =========

Diluted earnings per common
shares..............................           $       .42      $       .25
                                               ===========       ==========

Exhibit 99Harbour
Village Development Status

(000)s except references to Condo Units

(unaudited)

Exhibit 99

Harbour Village Development Status

(000)s except references to Condo Units

(unaudited)

                                                                 Phase 1                               Phase 2                 Phase 3

                                                                       Townhouses                 The            The
                                                  Marina           Oak                           Links          Links        Fisherman's        Total
                                                  Condos         Hammock       Riverwalk         North          South          Harbour         Condos        Boat Slips         Total

                  3/31/2003
Planned Number of Condo Units and Boat Slips          248             18             28             188            188            (Note 3)         670             142             812
Condo Units and Boat Slips under Contract             248             15             26             173            144                             606             142             748
Value of Pre-sale Contracts (Note 1)               62,892          6,696         10,085          43,548         39,018                         162,239          13,073         175,312
Number of Closed Units                                248              9             15               -              -               -             272             128             400
Number of Buildings                                     8              4              6               4              4               1             27               -              27

Number of Buildings Complete by Task
  Building Foundation                                   8              4              6               4              4               -
  Vertical Building Completed                           8              4              6               4              1               -
  Interior Finish Completed                             8              4              5               2              -               -
  Certificate of Occupancy Received                     8              4              5               -              -               -

             Actual 3/31/2003 YTD
Units Closed                                            -               6              4              -                                             10                7             17

Revenue Recognized                                    194           2,713          1,662              -                                          4,569              796          5,365
Other Revenue                                                                                                                                                                       65

  Total Revenue                                                                                                                                                                  5,430

Gross Profit (Loss) Recognized                           7            (18)           (55)             -                                            (66)            359             293

Other Expense (Income) Items (Note 2)                                                                                                                                            1,025
Pre-Tax Profit (Loss)                                                                                                                                                             (732)

       Outlook For 2nd Quarter of 2003
Units Closed                                            -               4              4             55                                             63                5             68

Revenue Recognized                                    157           1,661          1,592         12,873                                         16,283              621         16,904
Other Revenue                                                                                                                                                                       60

  Total Revenue                                                                                                                                                                 16,964

Gross Profit Recognized                                19              -              -          1,538                                           1,557              264          1,821

Other Expense (Income) Items                                                                                                                                                     1,247
Pre-Tax Profit                                                                                                                                                                     574

Note 1 - No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each contemplated transaction .

Note 2 - Other includes net brokerage commissions, advertising, promotion, and other general and administrative costs. These items are not allocated to specific buildings.

Note 3 - As a result of the settlement of material zoning litigation brought by the Town of Ponce Inlet, Florida, the Company, among other matters, will reduce the Fisherman’s Harbour building to a 2 story commercial center, rather than a mixed use building with 70 units.

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