Form 10-Q
period 2003-06-30
AMERICAN SAFETY INSURANCE GROUP LTD
filed 2003-08-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No x

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on August 11, 2003 was 4,749,266.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

                                                                                                               Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements............................................................................1
         Item 2.  Management's Discussion and Analysis of Financial Condition

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                   December 31,                  June 30,
                                                                       2002                        2003
                                                                                               (Unaudited)
                           Assets
Investments:
   Fixed maturity securities available for sale, at fair value    $ 85,850,658                 $  90,143,001
   Investment in real estate                                        41,050,921                    46,944,394
   Short-term investments                                           18,565,871                    20,921,155

         Total investments                                         145,467,450                   158,008,550

Cash and cash equivalents                                           22,158,730                    29,623,171
Restricted cash                                                      7,516,845                     5,041,820
Accrued investment income                                            1,751,417                     1,275,462
Notes receivable - other                                             6,324,716                     5,364,765
Premiums receivable                                                 19,218,941                    16,159,996
Receivable for securities sold                                               -                    21,277,440
Ceded unearned premium                                              22,612,159                    26,680,542
Reinsurance recoverable                                            117,547,623                   125,167,252
Funds on deposit                                                       485,956                     1,235,711
Income tax recoverable                                                 345,882                       855,389
Deferred income taxes                                                7,405,586                     9,566,153
Deferred policy acquisition costs                                    7,683,458                     8,472,065
Property, plant and equipment                                        2,117,096                     3,035,757
Prepaid items                                                        1,920,054                     1,714,965
Intangible assets                                                    1,466,629                    1,466, 629
Other assets                                                         1,059,796                     1,064,601

         Total assets                                            $ 365,082,338                 $ 416,010,268
                                                                   ===========                   ===========

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                    $ 160,628,579                 $ 185,982,249
   Unearned premiums                                                69,805,945                    79,025,354
   Reinsurance on paid losses and loss adjustment expenses           4,290,250                     5,620,918
   Ceded premiums payable                                            8,141,181                    12,009,385
   Due to affiliate                                                  1,284,097                       177,403
   Escrow deposits                                                  14,808,528                    12,443,109
   Accounts payable and accrued expenses                            13,458,995                    13,591,643
   Funds held                                                        4,570,428                     4,758,215
   Dividend payable                                                    570,113                             -
   Loan payable                                                     22,182,273                    23,330,337
   Trust preferred payable                                                   -                     7,704,818
   Collateral held                                                   1,315,686                     1,086,391
   Deferred revenue                                                  1,574,414                     2,726,303

         Total liabilities                                         302,630,489                   348,456,125

                                                                   December 31,                    June 30,
                                                                       2002                          2003

Shareholders' equity:
   Preferred stock, $0.01 par value; authorized 5,000,000
     shares; no shares issued and outstanding                                -                             -
     Common stock, $0.01 par value; authorized 15,000,000
                  shares; issued and outstanding at December 31,
                  2002 and June 30, 2003, 6,352,077 shares              63,520                        63,520
   Additional paid-in capital                                       35,601,246                    35,601,246
   Retained earnings                                                33,629,557                    38,663,825
   Accumulated other comprehensive income, net                       2,884,989                     2,953,015
   Treasury stock, 1,612,189 shares at December 31, 2002, and
     June 30, 2003, at cost                                         (9,727,463)                   (9,727,463)
                                                                    62,451,849                    67,554,143
   Total shareholders' equity
         Total liabilities and shareholders' equity              $ 365,082,338                 $ 416,010,268
                                                                   ===========                   ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                              2002             2003            2002             2003
Revenues:
  Direct premiums earned                $  27,940,967      $ 34,828,284      $57,798,874     $67,403,787
Assumed premiums earned:
  Affiliate                                 3,553,857         1,875,349        6,541,476       3,613,308
  Nonaffiliates                             1,635,335         4,879,073        2,883,607      11,037,049
    Total assumed premiums earned           5,189,192         6,754,422        9,425,083      14,650,357

Ceded premiums earned:
  Affiliate                                   787,385         1,150,966        1,527,437       2,140,705
  Nonaffiliates                            17,772,163        17,685,601       37,248,942      35,875,780
    Total ceded premiums earned            18,559,548        18,836,567       38,776,379      38,016,485
    Net premiums earned                    14,570,611        22,746,139       28,447,578      44,037,659
  Net investment income                       899,318         1,144,822        1,874,875       2,259,237
  Brokerage commission income                  37,514                 -          102,640               -
  Management fees from affiliate               75,754           244,249          493,181         522,152
  Net realized gains (losses)                (547,949)        2,888,968         (465,702)      3,039,683
  Real estate income                       14,896,921        17,167,373       33,935,661      22,597,220
  Other income                                 36,703            16,879           88,510          31,273
    Total revenues                         29,968,872        44,208,430       64,476,743      72,487,224

Expenses:
  Losses and loss adjustment expenses
    incurred                                8,561,371        13,883,281       17,530,512      25,977,343
  Acquisition expenses                      2,308,560         4,278,628        4,684,587       8,435,614
  Payroll and related expenses              2,202,352         2,099,339        4,304,100       4,321,251
  Real estate expenses                     12,459,152        16,714,993       29,154,480      22,876,634
  Other expenses                            1,559,663         1,754,587        2,695,252       4,100,343
  Expense due to rescission                   142,844            60,953          353,592         144,512
    Total expenses                         27,233,942        38,791,781       58,722,523      65,855,697

      Earnings before income taxes           2,734,930        5,416,649        5,754,220       6,631,527

Income taxes                                  881,534         1,602,733        1,855,293       1,597,258

Net earnings                               $1,853,396       $ 3,813,916       $3,898,927      $5,034,269
                                           ==========       ===========       ==========      ==========

Net earnings per share:
  Basic                                      $  0.39             $ 0.80          $ 0.83          $ 1.06
  Diluted                                    $  0.38             $ 0.79         $  0.80          $ 1.05

Common shares used in computing
earnings per share:
  Basic                                     4,743,803         4,739,888        4,724,263       4,739,888
                                            =========         =========        =========       =========
  Diluted                                   4,882,899         4,814,216        4,875,679       4,802,124
                                            =========         =========        =========       =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  2002                      2003

Cash flow from operating activities:
  Net earnings                                                              $3,898,927               $ 5,034,269
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Realized (gains) losses on sale of investments                            465,702                (3,039,683)
     Depreciation expense                                                      119,983                   149,518
     Amortization (deferral) of deferred acquisition costs, net                736,013                  (788,607)
     Accretion of discount                                                     157,415                   225,835
     Change in:
       Accrued investment and interest income                                  (93,205)                  475,955
       Premiums receivable                                                   5,163,959                 3,058,945
       Reinsurance recoverable and ceded unearned premiums                 (20,660,310)              (10,357,344)
       Funds held by reinsured                                                 604,162                   187,787
       Due from affiliate                                                   (1,708,477)               (1,106,694)
       Funds on deposit                                                        (20,502)                 (749,755)
       Income taxes                                                            970,332                (2,045,837)
       Unpaid losses and loss adjustment expenses                           17,169,084                25,353,670
       Unearned premiums                                                     6,012,524                 9,219,409
       Ceded premiums payable                                               (3,028,604)                3,868,204
       Due to affiliate                                                        599,353                         -
       Accounts payable and accrued expenses                                (2,524,305)                  132,648
       Collateral held                                                         488,230                  (229,295)
       Prepaid items                                                          (204,665)                  205,089
       Deferred revenue                                                      1,018,462                 1,151,889
       Other, net                                                           (2,805,670)                1,161,417
         Net cash provided by operating activities                           6,358,408                31,907,419

Cash flow from investing activities:
  Purchases of fixed maturities                                            (36,189,600)              (59,159,543)
  Proceeds from maturity and redemption of fixed maturities                    184,139                 6,902,964
  Proceeds from sale of fixed maturities                                    26,502,526                27,729,029
  Proceeds from sale of equity investments                                     103,550                         -
  Decrease (increase) in investment in real estate                           5,419,084                (5,893,473)
  Decrease (increase) in short-term investments                              9,550,281                (2,355,284)
  Repayment in notes receivable - other                                         98,131                   959,951
  Purchase of fixed assets, net                                               (204,953)               (1,068,179)
     Net cash provided by (used in) investing activities                     5,463,158               (32,884,535)

Cash flow from financing activities:
  Purchase of treasury stock                                                  (111,741)                        -
  Proceeds from issuance of common stock                                       360,494                         -
  Proceeds from (repayment of) loan payable                                 (5,191,990)                1,148,064
  Repayment of escrow deposits                                              (1,950,795)               (2,365,419)
  Withdrawals from restricted cash                                             302,417                 2,475,025
  Proceeds from trust preferred offering                                             -                 7,754,000
  Dividends paid                                                            (1,132,349)                 (570,113)
     Net cash (used in) provided by financing activities                    (7,723,964)                8,441,557

     Net increase in cash and cash equivalents                               4,097,602                 7,464,441

Cash and cash equivalents at beginning of period                             1,302,842                22,158,730

Cash and cash equivalents at end of period                                 $ 5,400,444              $ 29,623,171
                                                                             =========                ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings>
(Unaudited)

                                                                Three Months Ended                 Six Months Ended
                                                                     June 30,                          June 30,
                                                               2002             2003             2002             2003

Net earnings                                             $ 1,853,396       $ 3,813,916       $ 3,898,927    $ 5,034,269
   Other comprehensive earnings (loss) before income
     taxes:

   Unrealized gains (losses) on securities available for
     sa1e,                                                   385,811         2,348,132          (156,815)     2,945,775

   Unrealized (losses) on hedging transaction                      -         (100,958)               -         (100,958)

   Reclassification adjustment for realized gains
      (losses) included in net earnings                     (547,949)        2,888,968          (465,702)      3,039,683

   Total other comprehensive earnings (loss) before
     taxes                                                 1,933,760          (641,794)          308,887       (194,866)

   Income tax expense (benefit) related to items of
      other comprehensive income                             445,678          (361,059)           48,146       (262,892)

   Other comprehensive earnings (loss) net of income
      taxes                                                1,488,082          (280,735)          260,741          68,026

  Total comprehensive earnings                           $ 3,341,478       $ 3,533,181        $4,159,668     $ 5,102,295
                                                           =========         =========         =========       =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company’s liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

The results of operations for the three months and six months ended June 30, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2002.

The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2003 presentation.

Note 2 - Accounting Pronouncements

During the second quarter, the FASB issued the Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. These pronouncements do not have a material effect on our financial statements.

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

Note 4 - Investments

The amortized cost and estimated fair values of investments at December 31, 2002 and June 30, 2003 are as follows:

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
                                                  ==========         =========         =========         ==========

June 30, 2003:
   Securities available for sale:
      Fixed maturities:
        U.S. Treasury securities and
          obligations of U.S. Government
          corporations and agencies              $41,846,346        $2,205,196          $ 32,508        $44,019,034
      Corporate securities                        26,375,641         1,640,843            74,017         27,942,467
      Obligations of states and political
        subdivisions                               5,204,949            16,049            44,617          5,176,381

      Mortgage-backed securities                  13,072,178            26,048            93,107         13,005,119
      Total fixed maturities                     $86,499,114        $3,888,136          $244,249        $90,143,001
                                                  ==========         =========           =======         ==========

Note 5 - Segment Information

The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental Specialty, Excess and Surplus Lines, and Program Business.

Real estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 7. In our Insurance Operations segment, Environmental Specialty writes insurance coverages for the environmental remediation industry. Excess and Surplus Lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program Business facilitates the offering of insurance to homogeneous niche groups of risks.

The Company measures the Real Estate and Insurance Operations segments using net income, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the six months ended June 30, 2002 and June 30, 2003 (in thousands):

          June 30,              Real                          Insurance
            2002               Estate    Environmental     E&S        Programs      Other        Other     Total

Net premiums earned               -        4,819          14,196        4,361       5,072           -      28,448
Losses and loss adjustment
   expenses                       -        1,893           7,749        2,869       5,020           -      17,531
Acquisition expenses              -        1,087           3,295         (885)      1,187           -       4,684
Underwriting profit/(loss)        -        1,839           3,152        2,377      (1,135)          -      6,233
Income tax/(benefit)          2,049                               (14)                           (180)      1,855
Net earnings/(loss)           2,882                             1,599                            (582)      3,899
Assets                       42,802                           268,790                              60     311,652
Equity                       14,051                            49,401                            (196)     63,256

          June 30,              Real                          Insurance
            2003               Estate     Environmental       E&S       Programs      Other      Other      Total

Net premiums earned               -           6,689          23,920       10,390       3,039        -      44,038
Losses and loss adjustment
   expenses                       -           3,011          13,433        6,786       2,747        -      25,977
Acquisition expenses              -           1,868           5,175          863         530        -       8,436
Underwriting profit/(loss)        -           1,810           5,312        2,741        (238)       -       9,625
Income tax/(benefit)           (105)                              765                             938       1,598
Net earnings/(loss)            (174)                            3,225                           1,983       5,034
Assets                       59,068                           356,865                              77     416,010
Equity                       13,196                            54,595                            (237)     67,554

Additionally the Company conducts business in the following insurance geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the insurance geographic segments for the six months ended June 30, 2002 and June 30, 2003 (in thousands):

        June 30, 2002                 United States                    Bermuda                        Total

Income tax                                (14)                              -                           (14)
Net earnings                              (89)                          1,688                         1,599
Assets                                228,343                          40,447                       268,790
Equity                                 32,206                          17,195                        49,401

        June 30, 2003                 United States                    Bermuda                        Total
Income tax                                765                               -                           765
Net earnings                            1,577                           1,648                         3,225
Assets                                298,676                          58,189                       356,865
Equity                                 35,608                          18,987                        54,595

The Company has changed its segment reporting to coincide with the strategic direction of the Company and the management reporting. Historically the Company has reviewed information segmented between real estate and geographical insurance operations as disclosed in our historical filings. The division of real estate, U.S. insurance and Bermuda insurance was the breakdown that met the definition of operation segments as defined in FAS #131 Paragraph 10 as this was the level of segmentation reviewed by management. As a by-product of a change in CEO’s last year, our management team changed the strategic direction of the Company to focus on certain lines of business. As a result, our management reporting was modified to reflect a more stream-lined segment reporting structure. Prior period segment information has been restated to conform to the current segment structure.

Note 6 - Shareholder Matters

As of June 30, 2003, the Company repurchased 1,612,189 shares of its stock at a total price of $9,727,463 in open market transactions pursuant to its share repurchase program since inception.

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

As of December 31, 2002 and June 30, 2003, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                               December 31, 2002                  June 30, 2003
Land                                                   $2,437                        $2,221
Capitalized overhead, interest and
       taxes                                            3,021                         3,026
Work in process                                        35,593                        41,697
       Total                                          $41,051                       $46,944
                                                       ======                        ======

During the quarter ended June 30, 2003, the Company closed 67 condominium units and 5 boat slips at Harbour Village and for the quarter ended June 30, 2002, the Company closed 49 condominium units and 20 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

Total income tax expense for the six months ended June 30, 2002 and 2003 were allocated as follows:

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           2002                        2003
Tax expense attributable to:
   Income from continuing operations                                 $ 1,855,293                 $  1,597,258
   Change in unrealized (loss) on hedging transaction                          -                      (34,326)
   Change in unrealized gains (losses) on
      securities available for sale                                       48,150                     (228,566)

        Total                                                         $1,903,443                   $1,334,366
                                                                       =========                    =========

U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                Current                 Deferred                Total
June 30, 2002                                   511,037               1,344,256               1,855,293
June 30, 2003                                 3,494,933              (1,897,675)              1,597,258

The state income tax expense (benefit) aggregated $450,001 and $(4,129) for the six months ended June 30, 2002 and 2003, respectively.

Income tax expense (benefit) for the periods ended June 30, 2002 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                              June 30,
                                                                    2002                    2003

Expected income tax expense                                    $1,956,435                $2,254,719
Foreign earned income not subject to U.S.
   taxation                                                      (410,220)                 (615,684)
State taxes and other                                          $  309,078               $   (41,777)

                                                               $1,855,293                $1,597,258
                                                                =========                 =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                   December 31,            June 30,
                                                                       2002                  2003
Deferred tax assets:
     Loss reserve discounting                                       $3,196,291           $3,974,543
     Unearned premium reserves                                       2,301,174            2,341,491
     Difference between tax and GAAP basis of Harbour
       Village project.                                              4,057,362            2,499,737
     Difference between tax and GAAP method of
       Harbour Village Project                                               -            1,901,357
     Warranty reserve                                                1,022,173            1,012,909
          Gross deferred tax assets                                $10,577,000          $11,730,037

Deferred tax liabilities:
     Deferred acquisition costs                                      1,718,506            1,381,940
     Unrealized gain on securities                                     852,800              589,909
     Difference between tax and GAAP method of
       Harbour Village Project                                         408,073                    -
     Other                                                             192,035              192,035
       Gross Deferred  tax liabilities                               3,171,414            2,163,884

         Net deferred tax asset                                     $7,405,586           $9,566,153
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

As of June 30, 2003, notes receivable consisted of two notes which are secured by real and personal property and various corporate and personal guarantees. These notes are currently in default and the Company has filed suit against the borrowers and the guarantors of the indebtednesses.

The recorded investment in notes receivable, which meet the definition of impaired loans at December 31, 2002 and June 30, 2003 were $6,324,716 and $5,364,765, respectively. The weighted average recorded investment in impaired notes receivable as of December 31, 2002 and June 30, 2003 were $7,723,853 and $5,844,741, respectively. No interest income was recognized on impaired notes receivable during the three and six months ended June 30, 2002 and June 30, 2003. During the quarter ended June 30, 2003, the Company received $454,951 in payments on these impaired notes receivable. During the year ended June 30, 2003, the Company received $959,951 in payments on these impaired notes.

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

            Goodwill and Intangibles                   December 31,                June 30,
                 (in Thousands)                            2002                      2003

Goodwill                                                       -                         -
Indefinite-lived Intangibles                                                        $1,467
Indefinite-lived Intangibles                              $1,467                    $1,467
Other Amortizable Intangibles                                  -                         -
Total Goodwill and Intangibles                            $1,467                    $1,467
                                                           =====                     =====

In accordance with the disclosure requirements of SFAS 142 there were no effects of goodwill on the net earnings for the six months ended June 30, 2002 and 2003.

Note 11 - Commitments and Contingencies

During the fourth quarter of 2001, one of the Company's former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the "soft reinsurance market" that existed in 1998 and 1999. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of the arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse American Safety Insurance for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, American Safety Insurance agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration. The settlement is governed by a confidentiality undertaking between the parties.

As a result of the settlement with Berkley, net earnings after tax increased $142,000 for the three months ended June 30, 2003, and for the six months ended June 30, 2003, net earnings decreased $260,000. The earnings effect for both the three months and six months were affected by the reversal of the prior $1.1 million accrual from December 2002.

Note 12 - Employee Stock Options

At June 30, 2003, the Company had an employee stock options plan. The Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                Three Months Ending                        Six Months Ending
                                                     June 30,                                   June 30,
                                             2002                 2003                 2002                 2003
                                                          (In thousands, except per share amounts)
Net earnings:
   As reported                            $ 1,853             $ 3,814                $ 3,899              $ 5,034
   Effect of stock options                    120                 119                    286                  191

      Pro forma net earnings              $ 1,733             $ 3,695                 $3,613              $ 4,843
                                           ======              ======                  =====               ======

   Net earnings per share
      Basic - as reported                $   0.39            $   0.80               $   0.83             $   1.06
      Basic - pro forma                  $   0.37            $   0.78               $   0.76             $   1.02

                                                Three Months Ending                        Six Months Ending
                                                     June 30,                                   June 30,
                                             2002                 2003                 2002                 2003

      Diluted - as reported              $   0.38            $   0.79               $   0.80             $   1.05
      Diluted - pro forma                $   0.36            $   0.78               $   0.75             $   1.02

The above diluted earnings per share calculation excludes 373,500 options that are anti-dilutive for the three months and six months ended June 30, 2003. There were no anti-dilutive options for the three months and six months ended June 30, 2002.

Note 13 - Trust Preferred Payable

The Company issued an $8.0 million variable rate trust preferred security with a maturity in 30 years during the second quarter of 2003 to support the growth of its insurance business, to repay short-term debt and for general corporate purposes. This security requires interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2%. The securities can be redeemed by the Company commencing in five years. This debt obligation exposes the Company to variability in interest payments due to changes in interest rates.

Management entered into an interest rate swap to manage fluctuations in interest expense resulting from interest rate risk. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed rate long term debt. The overall effective fixed rate expense as a result of this hedge is 7.1% over the first five years of the obligation. Interest expense for the six months ended June 30, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

American Safety Insurance Holdings, Ltd. (the “Company” or “American Safety”) is a specialty insurance holding company organized under the laws of Bermuda which, through its subsidiaries, develops, underwrites, manages and markets primary casualty insurance and reinsurance programs in the alternative insurance market in all 50 states for environmental remediation, contracting and other specialty risks. The Company is also the owner/developer of the Harbour Village Golf & Yacht Club (“Harbour Village”), a residential condominium, marina, par 3 golf course and beach club project in Ponce Inlet, Florida. Unless the context indicates otherwise, all references to the “Company” or “American Safety” refer to American Safety Insurance Holdings, Ltd. and its subsidiaries.

The following table sets forth the Company's consolidated revenues:

                                                                                                   Three            Six
                                                                                                   Months
                                                                                                                  Months
                                                                                                   Ended
                                           Three Months                   Six Months              June 30,         Ended

                                          Ended June 30,                Ended June 30,                           June 30,
                                                                                                  2002 to         2002 to

                                       2002            2003          2002           2003            2003           2003
                                                                     (Dollars in thousands)
Net Premiums earned:

Reinsurance:
   General liability                  3,451          1,621          6,494          3,408          (53.0)%        (47.5)%
 Program Business                         -             57              -             96               -             -
                                          -             --              -             --               -             -
        Total reinsurance              3,451         1,678          6,494          3,504          (51.4)         (46.0)

Primary insurance:
   Commercial Line                      251              -            793              -         (100.0)        (100.0)
   Workers' compensation              2,059          1,407          4,361          2,770          (31.7)         (36.5)
   Surety                               246            105            652            268          (57.3)         (58.9)
   General liability                  7,291         16,316         13,791         30,340          123.8          120.0

   Program business                   1,272          3,240          2,356          7,156          154.7          203.7
      Total primary insurance        11,119         21,068         21,953         40,534           89.5           84.6
        Total net premiums
         earned
                                     14,570         22,746         28,447         44,038           56.1           54.8

   General liability                  7,291         16,316         13,791         30,340          123.8          120.0
   Program business                   1,272          3,240          2,356          7,156          154.7          203.7
      Total primary insurance        11,119         21,068         21,953         40,534           89.5           84.6
        Total net premiums
         earned                      14,570         22,746         28,447         44,038           56.1           54.8

Net investment income                   899          1,145          1,875          2,259           27.4           20.5
Commission and fee income
   Brokerage commission
      income
                                         38              -            103              -         (100.0)        (100.0)
   Management fees from
      affiliate
                                         76            244            493            522          221.1            5.9
      Total commission and fee
        income
                                        114            244            596            522          114.0          (12.4)

Net realized gains (losses)            (548)         2,889           (466)         3,040          627.2          752.4
Real estate income                   14,897         17,167         33,936         22,597           15.2          (33.4)
Other income                             37             17             89             31           54.1          (65.2)
      Total Revenues                $29,969        $44,208        $64,477        $72,487           47.5%          12.4%

The following table sets forth the components of the Company’s GAAP combined ratio for the periods indicated:

                                                 Three months ended           Six months ended

                                                      June 30,                    June 30,

                                                 2002           2003          2002           2003
Insurance operations:
      Loss and loss adjustment expense ratio   58.8%          61.0%           61.6%         59.0%

 Expense ratio                                 23.7           25.6            22.9          27.0
    Combined ratio                             82.5%          86.6%           84.5%         86.0%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Net Premiums Earned. Net premiums earned increased 56.1% to $22.7 million in the quarter ended June 30, 2003 from $14.6 million in the quarter ended June 30, 2002. The principal factors accounting for the increase were a $7.2 million increase in general liability premiums, and a $2.0 million increase in program business premiums. Net premiums earned for workers’ compensation, commercial lines, and surety decreased 40.8% to $1.5 million from $2.6 million, which is consistent with the Company’s strategy to focus on its more profitable lines of insurance business.

Net Investment Income. Net investment income increased to $1.1 million in the quarter ended June 30, 2003 from $899,000 in the quarter ended June 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 4.4% in the quarter ended June 30, 2002 and 3.9% in the quarter ended June 30, 2003. The average after-tax yield on investments was 3.5% in the quarter ended June 30, 2002 and 3.2% in the quarter ended June 30, 2003.

Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees increased 114.0% from $114,000 in the quarter ended June 30, 2002 to $244,000 in the quarter ended June 30, 2003. This increase in management feesis the result of increased costs allocated to the Company’s non-subsidiary risk retention group affiliate.

Net Realized Gains (Losses). Net realized gains (losses) increased from a net loss of $548,000 in the quarter ended June 30, 2002 to a net gain of $2.9 million for the quarter ended June 30, 2003 due to the sale of bonds in the Company’s investment portfolio. The Company and its professional investment advisors determined it was prudent for the Company to realize these gains as a result of the current interest rate environment, and also to increase the statutory surplus of its insurance companies.

Real Estate Income. Real estate income at the Harbour Village project increased 15.2% to $17.1 million in the quarter ended June 30, 2003 from $14.9 million in the quarter ended June 30, 2002. This income was realized from the closing of 67 condominium units and 5 boat slips in the quarter ended June 30, 2003 as compared to the closing of 49 condominium units and 20 boat slips in the quarter ended June 30, 2002. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 62.2% from $8.6 million in the quarter ended June 30, 2002 to $13.9 million in the quarter ended June 30, 2003 due to increases in earned premiums. The loss ratio increased to 61% in the quarter ended June 30, 2003 from 59% in the quarter ended June 30, 2002 as a result of a change to a reinsurance treaty pursuant to to the settlement of a reinsurance recoverables dispute.

Acquisition Expenses. Policy acquisition expenses increased to $4.3 million for the quarter ended June 30, 2003 from $2.3 million for the quarter ended June 30, 2002, as a result of increased earned premiums. Premium tax expense has decreased to $485,000 from $1.1 million due to lower volumes of direct premiums which are subject to premium taxes.

Payroll and Other Expenses. Payroll and other expenses increased 2.4% from $3.8 million in the quarter ended June 30, 2002 to $3.9 million in the quarter ended June 30, 2003 due to higher legal expenses associated with the arbitration proceedings with Berkley Insurance Company.

Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $12.5 million in the quarter ended June 30, 2002 to $16.7 million in the quarter ended June 30, 2003. Of the $16.7 million of costs recognized during the quarter ended June 30, 2003, $15.5 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $1.3 million were fixed costs of the project, which includes advertising and other administration costs. Of the $12.5 million of costs recognized during the quarter ended June 30, 2002, $11.6 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $850,000 were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Expense Due to Rescission. Expense due to rescission litigation was $61,000 for the quarter ended June 30, 2003 as compared to $143,000 for the quarter ended June 30, 2002. All of these expenses were litigation related.

Income Taxes. Federal and state income taxes increased to $1.6 million in the quarter ended June 30, 2003 from $882,000 in the quarter ended June 30, 2002 due to higher levels of income in the Company’s U.S. insurance and real estate operations. Taxes also increased due to higher realized gains on investments.

Net Earnings. Net earnings after tax increased 105.8% to $3.8 million for the quarter ended June 30, 2003 from $1.9 million for the quarter ended June 30, 2002, which is detailed as follows:

                                                    Quarter Ended           Quarter Ended
                                                    June 30, 2002          June 30, 2003
Insurance Operations                                 $   994                    $ 1,602
Real Estate Operations                                 1,419                        283
Other, including realized gains (losses).               (560)                     1,929
Net Earnings                                         $ 1,853                    $ 3,814
                                                       =====                      =====

Six Months Ended June 30, 2003 Compared to Six Months ended June 30, 2002

Net Premiums Earned. Net premiums earned increased 54.8% to $44.0 million in the six months ended June 30, 2003 from $28.4 million in the six months ended June 30, 2002. The principal factors accounting for the increase were a $13.5 million increase in general liability premiums, and a $4.8 million increase in program business premiums. Net premiums earned for workers’ compensation, commercial lines, and surety decreased 91.1% to $3.0 million from $5.8 million, which is consistent with the Company’s strategy to focus on its more profitable lines of insurance business.

Net Investment Income. Net investment income increased to $2.3 million in the six months ended June 30, 2003 from $1.9 million in the six months ended June 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 4.5% in the six months ended June 30, 2002 and 4.2% in the six months ended June 30, 2003. The average after-tax yield on investments was 3.3% in the six months ended June 30, 2002 and 3.2% in the six months ended June 30, 2003.

Brokerage Commission Income and Management Fees. Income from insurance brokerage operations and management fees decreased 12.4% from $596,000 in the six months ended June 30, 2002 to $522,000 in the six months ended June 30, 2003. This decrease is the result of lower brokerage income generated by the Company.

Net Realized Gains (Losses). Net realized gains (losses) increased from a net loss of $466,000 in the six months ended June 30, 2002 to a net gain of $3.0 million for the six months ended June 30, 2003 due to the sale of bonds in the Company’s investment portfolio. The Company and its professional investment advisers determined it was prudent for the Company to realize these gains as a result of the current interest rate environment, and also to increase the statutory surplus of its insurance companies.

Real Estate Income. Real estate income at the Harbour Village project decreased 33.4% to $22.6 million in the six months ended June 30, 2003 from $33.9 million in the six months ended June 30, 2002. This income was realized from the closing of 77 condominium units and 12 boat slips in the six months ended June 30, 2003 as compared to the closing of 115 condominium units and 55 boat slips in the six months ended June 30, 2002. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 48.2% from $17.5 million in the six months ended June 30, 2002 to $26.0 million in the six months ended June 30, 2003 due to increases in earned premiums. The loss ratio decreased to 59% in the six months ended June 30, 2003 from 62% in the six months ended June 30, 2002, as a result of decreased earned premium in commercial lines, surety, and workers’ compensation lines of business.

Acquisition Expenses. Policy acquisition expenses increased to $8.4 million for the six months ended June 30, 2003 from $4.7 million for the six months ended June 30, 2002, as a result of increased earned premiums. Premium tax expense has decreased to $300,000 from $1.7 million due to lower volumes of direct premiums which are subject to premium taxes.

Payroll and Other Expenses. Payroll and other expenses increased 20.3% from $7.0 million in the six months ended June 30, 2002 to $8.4 million in the six months ended June 30, 2003 due to legal expenses associated with the arbitration proceedings with Berkley Insurance Company.

Real Estate Expenses. Real estate expenses associated with Harbour Village decreased from $29.2 million in the six months ended June 30, 2002 to $22.9 million in the six months ended June 30, 2003. Of the $22.9 million of costs recognized during the six months ended June 30, 2003, $20.6 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $2.3 million were fixed costs of the project, which includes advertising and other administration costs. Of the $29.2 million of costs recognized during the six months ended June 30, 2002, $27.5 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $1.7 million were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Expense Due to Rescission. Expense due to rescission litigation was $145,000 for the six months ended June 30, 2003 as compared to $354,000 for the six months ended June 30, 2002. All of these expenses were litigation related.

Income Taxes. Federal and state income taxes decreased to $1.6 million in the six months ended June 30, 2003 from $1.9 million in the six months ended June 30, 2002 due to lower levels of income in the Company’s U.S. insurance and real estate operations

Net Earnings. Net earnings after tax increased 29.1% to $5.0 million for the six months ended June 30, 2003 from $3.9 million for the six months ended June 30, 2002.

The Company's net earnings are detailed as follows (in thousands):

                                                Six Months Ended      Six Months Ended
                                                 June 30, 2002         June 30, 2003
Insurance Operations                                 $ 1,599                $ 3,225
Real Estate Operations                                 2,882                   (174)
Other, including realized
   gains (losses).                                      (582)                 1,983
Net Earnings                                         $ 3,899                $ 5,034
                                                       =====                  =====

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

On a consolidated basis, net cash provided from operations was $6.4 million for the six months ended June 30, 2002 and $31.9 million for the six months ended June 30, 2003. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings and real estate sales. Since workers’ compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claims payments are made. During the quarter ended June 30, 2003, the Company received $2.7 million from Berkley Insurance Company, which represented payment under reinsurance treaties. The balance of amounts due from Berkley of $13.4 million was received in July 2003, and is not reflected in the cash flow during the second quarter.

Total assets increased from $365.1 million at December 31, 2002 to $416.0 million at June 30, 2003 primarily due to increases in invested assets, cash and reinsurance recoverables. Cash, invested assets, receivables for securities and notes receivable increased from $174.0 million at December 31, 2002 to $214.3 million at June 30, 2003, as a result of increases in fixed maturities, cash, receivables for securities and real estate investments.

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

During the quarter, the Company issued a 30 year trust preferred obligation in the amount of $8.0 million. This obligation bears interest at LIBOR + 4.2% and is payable on a quarterly basis, and can be called solely at the Company’s option in five years. The Company also entered into a hedge agreement which sets the interest rate at 7.1% for the first five years.

The Company, through its subsidiary, American Safety Holdings Corp., has a loan facility of $5.0 million, which bears interest at LIBOR plus 2.5%. Currently the Company is paying $375,000 of principal each month plus interest. The outstanding amount of this loan at June 30, 2003 is $1.8 million and should be paid off by the end of 2003.

Management has planned that Harbour Village will be developed in three Phases with projected completion in 2005. Through June 30, 2003, the Company had outstanding borrowings of $21.5 million from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of the Harbour Village project is approximately $43.4 million. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on our marketing efforts for the development of the Harbour Village project.

Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of the Harbour Village project. There can be no assurance, however, that the amounts available from the Company’s sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet the Company’s future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

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

Forward Looking Statements

This Report contains forward-looking statements within the meaning of United States' securities laws which are intended to be covered by the safe harbors created thereby. Such statements include the Company's estimations of future insurance claims and losses, and the Company's expectations with respect to the outcome of the Principal Management acquisition rescission litigation, and the future profitability and value of the Harbour Village real estate project, as reflected in the Company's consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. An adverse outcome of the Principal Management acquisition rescission litigation would have a material adverse effect on the financial condition of the Company. See discussion in Part II, Item 1 of this Report as to this material matter.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report, concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

Changes in Internal Control

There were no significant changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that could significantly affect the Company's disclosure controls and procedures subsequent to the date of such evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

The Company, through its subsidiaries, is routinely a party to pending or threatened litigation in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company’s financial condition or results of operations except for the following matters.
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
When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company’s rescission claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment . However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, the Company filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that the Company can appeal the adverse rulings. If the motion is not granted or the Circuit Court of Appeals does not agree to hear the appeal (before a trial), the remaining issues on the case will be set for trial. Thereafter, the Company will have the right to appeal all adverse rulings in the case.

Berkley Insurance Company. During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley has stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of the arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration. The settlement is governed by confidentiality undertaken between the parties.
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

Item 4.         Submission of Matters to a Vote of Security Holders.

The Company’s Annual General Meeting of Shareholders was held on June 20, 2003 in Southampton, Bermuda. Proxies for the Annual General Meeting were solicited by the Board of Directors pursuant to applicable Bermuda law. The Company’s shareholders elected Cody W. Birdwell and Thomas W. Mueller as directors to serve three year terms expiring at the Annual General Meeting of Shareholders in 2006. The votes for the directors totaled 4,095,495 and 87,812 votes withheld authority to elect the directors. The Company’s shareholders elected Lawrence I. Geneen as a director to serve a two year term expiring at the Annual General Meeting of Shareholders in 2005. The votes for the director totaled 4,094,380 shares and 88,927 votes withheld authority to elect the director. The Company’s shareholders approved changing the Company’s corporate name to “American Safety Insurance Holdings, Ltd.” The votes approving Company’s corporate name change totaled 4,174,732, with 5,115 votes against and 3,406 votes withheld voting on the resolution. The Company’s shareholders approved two amendments to the Directors Stock Award Plan. The votes for the amendments totaled 3,095,828, votes against the amendments totaled 1,082,913, and 4,566 votes withheld voting on the amendments. In addition, the Company’s shareholders ratified the reappointment of KPMG LLP as the independent public accountants for the Company’s fiscal year ending December 31, 2003. The votes for reappointment totaled 4,158,187, with 21,760 votes against and 3,360 votes abstaining.

Item 5.         Other Information.

None.

Item 6.         Exhibits and Reports on Form 8-K.

(a)        The following exhibits are filed as part of this Repobrt:

                     Exhibit No.                 Description
                                 10.5(b)             First Amendment to the 1998 Director Stock Award Plan
                                 11                   Computation of Earnings Per Share
                                 31.1                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
                                 31.2                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
                                 32.1                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002
                                 32.2                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002 )
                                 99                    Harbour Village Development Status
b.        Reports on Form 8-K.
On June 5, 2003, the Company filed a report on Form 8-K that its wholly owned subsidiary, American Safety Holdings Corp., had completed an $8 million private placement of trust preferred securities, whose payments are guaranteed by the Company. The net proceeds of the offering are to be used to support the growth of the Company’s insurance business, to repay short term debt and for general corporate purposes. The Company filed an amendment to the Form 8-K to include an exhibit which was inadvertently omitted.
On June 30, 2003, the Company filed a report on Form 8-K regarding the approval by its shareholders to change the Company’s corporate name to “American Safety Insurance Holdings, Ltd.” at its Annual General Meeting of Shareholders held June 20, 2003.
On July 7, 2003, the Company filed a report on Form 8-K regarding the settlement of its reinsurance recoverables dispute with Berkley Insurance Company during arbitration. As part of the settlement, Berkley Insurance Company agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley Insurance Company from its other claims in the arbitration. The settlement is governed by confidentiality undertaken between the parties.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2003.

                                                American Safety Insurance Holdings, Ltd.

                                                By:  /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     President and Chief Executive Officer

                                                By:  /s/ Steven B. Mathis
                                                     Steven B. Mathis
                                                     Chief Financial Officer
                                                     (Principal Financial Officer)

Exhibit 10.5(b)

FIRST AMENDMENT TO THE
AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
1998 DIRECTOR STOCK AWARD PLAN

         This First Amendment is made effective as of June 20, 2003 by American Safety Insurance Holdings, Ltd. (the "Company").

        The Company maintains a 1998 Director Stock Award Plan (the “Plan”) which is hereby amended pursuant to Section 14 of the Plan following action by the Board of Directors and approval by the shareholders of the Company as follows:

         All references in the Plan to American Safety Insurance Group, Ltd. shall be changed to American Safety Insurance Holdings, Ltd. as the Company has changed its corporate name.

        The first sentence of Section 4(a) of the Plan is hereby amended by deleting the words “grant of $5,000” and substituting in lieu thereof the words “grant of $15,000.”

        The first sentence of Section 4(c) of the Plan is hereby amended by deleting the words “30,000 Common Shares” and substituting in lieu thereof the words “100,000 Common Shares”.

        Except as specifically amended hereby, the Plan shall remain in full force and effect.

        IN WITNESS WHEREOF, the Company has caused this First Amendment to the Plan to be executed as of the day and year first above written.

                                                     American Safety Insurance Holdings, Ltd.

                                                     By:  /s/ Stephen R. Crim                                                                            Stephen R. Crim,
                                                          Chief Executive Officer and President

Exhibit 11
American Safety Insurance Holdings, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                  Three Months Ended                      Six Months Ended
                                              June 30,           June 30,            June 30,           June 30,
                                                2002               2003                2002               2003
Basic:
Earnings available to common
shareholders........................        $1,853,396          $ 3,813,916        $ 3,898,927        $ 5,034,269
                                             =========            =========          =========          =========

Weighted average common shares
outstanding.........................         4,743,803            4,739,888          4,724,263          4,739,888

Basic earnings per common shares ...        $      .39           $      .80          $      .83         $     1.06
                                             =========           ==========          ==========         ==========

Diluted:
Earnings available to common                $1,853,396           $3,813,916          $3,898,927         $5,034,269
shareholders..........................       =========            =========          ==========          =========

Weighted average common shares
outstanding............................      4,743,803            4,739,888          4,724,263          4,739,888

Weighted average common shares
equivalents associated with options....        139,096               74,328            151,416             62,236

Total weighted average common
shares.................................      4,882,899            4,814,216          4,875,679          4,802,124
                                             =========            =========          =========          =========

Diluted earnings per common                  $     .38            $     .79          $     .80          $    1.05
shares..............................         =========           ==========          =========          =========

Exhibit 31.1

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

          I, Stephen R. Crim, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

    designed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 14, 2003                                         /s/ Stephen R. Crim
                                                              Stephen R. Crim
                                                              Chief Executive Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 31.2

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

          I, Steven B. Mathis, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

    designed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an Annual Report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 14, 2003                                         /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: August 14, 2003                                /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     Chief Executive Officer

        A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

        The information in this Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Exhibit 32.2

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: August 14, 2003                               /s/Steven B. Mathis
                                                     Steven B. Mathis
                                                     Chief Financial Officer

        A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

        The information in this Exhibit 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Exhibit 99
Harbour Village Development Status
(000)s except references to Condo Units
(unaudited)

                                                            Phase 1                              Phase 2
                                           ------------------------------------------ ------------------------------

                                                                   Townhouses               The            The
                                                Marina          Oak                        Links          Links          Total
                 6/30/2003                      Condos        Hammock     Riverwalk        North          South         Condos        Boat Slips         Total
------------------------------------------------------------------------------------- --------------------------------------------- --------------- ---------------
Planned Number of Condo Units and Boat Slips            248               18          28           188            188            670             142             812
Condo Units and Boat Slips under Contract               248               15          26           173            156            618             142             760
Value of Pre-sale Contracts (Note 1)                 62,892            6,696      10,081        43,525         42,984        166,178          13,089         179,267
Number of Buildings                                       8                4           6             4              4             26

Number of Buildings Complete by Task
  Building Foundation                                     8                4           6             4              4
  Vertical Building Completed                             8                4           6             4              2
  Interior Finish Completed                               8                4           5             2              -
  Certificate of Occupancy Received                       8                4           5             2              -

      Outlook For 3rd Quarter of 2003
-------------------------------------------
Units Closed                                              -                 1           3           56                            60                3             63

Revenue Recognized                                       31               555       1,361       13,418                        15,365               328        15,693
Other Revenue                                                                                                                                                    100

  Total Revenue                                                                                                                                               15,793

Gross Profit Recognized                                    3                1         27        1,811                         1,842              139           1,981

Other Expense (Income) Items                                                                                                                                   1,507
Pre-Tax Profit                                                                                                                                                   474

            2nd Quarter Actual
-------------------------------------------
Units Closed                                              -                 4           4           59              -             67                5             72

Revenue Recognized                                       71             1,736       1,439       13,182              -         16,428              563         16,991
Other Revenue                                                                                                                                                    176

  Total Revenue                                                                                                                                               17,167

Gross Profit Recognized                                 (27)             (131)        (24)       1,625              -          1,443              261          1,704

Other Expense (Income) Items                                                                                                                                   1,252
Pre-Tax Profit                                                                                                                                                   452

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