Form 10-Q
period 2003-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2003-11-06
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

----------------------

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on October 31, 2003 was 4,749,266.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----

PART I - FINANCIAL INFORMATION                                                                  1
         Item 1.  Financial Statements                                                          1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                   19
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.                 28
         Item 4.  Controls and Procedures                                                      28

PART II - OTHER INFORMATION                                                                    29
         Item 1.  Legal Proceedings                                                            29
         Item 2.  Changes in Securities and Use of Proceeds.                                   30
         Item 3.  Defaults Upon Senior Securities.                                             31
         Item 4.  Submission of Matters to a Vote of Security Holders.                         31
         Item 5.  Other Information.                                                           31
         Item 6.  Exhibits and Reports on Form 8-K.                                            31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                   December 31,               September 30,
                                                                       2002                        2003
                                                                                               (Unaudited)
                           Assets

Investments:
   Fixed  maturity  securities  available  for sale,
     at fair value                                                 $ 85,850,658              $ 149,910,669
   Common stock                                                               -                  1,477,123
   Investment in real estate                                         41,050,921                 44,069,223
   Short-term investments                                            18,565,871                  5,971,348

         Total investments                                          145,467,450                201,428,363

Cash and cash equivalents                                            22,158,730                 36,893,353
Restricted cash                                                       7,516,845                  3,463,298
Accrued investment income                                             1,751,417                  1,547,864
Notes receivable                                                      6,324,716                  5,342,198
Premiums receivable                                                  19,218,941                 21,712,508
Ceded unearned premium                                               22,612,159                 29,146,044
Reinsurance recoverable                                             117,547,623                113,914,076
Funds on deposit                                                        485,956                  1,066,588
Income tax recoverable                                                  345,882                          -
Deferred income taxes                                                 7,405,586                 10,692,412
Deferred policy acquisition costs                                     7,683,458                  9,640,589
Property, plant and equipment                                         2,117,096                  3,281,319
Prepaid items                                                         1,920,054                  1,199,751
Intangible assets                                                     1,466,629                  1,466,629
Other assets                                                          1,059,796                    927,175

         Total assets                                             $ 365,082,338               $441,722,167
                                                                    ===========                ===========

            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 160,628,579              $ 196,054,242
   Unearned premiums                                                 69,805,945                 89,814,620
   Reinsurance on paid losses and loss adjustment expenses            4,290,250                  6,501,252
   Ceded premiums payable                                             8,141,181                 13,994,439
   Due to affiliate                                                   1,284,097                    664,518
   Escrow deposits                                                   14,808,528                 11,915,300
   Accounts payable and accrued expenses                             13,458,995                 12,738,146
   Income tax payable                                                         -                    493,012
   Dividend payable                                                     570,113                          -
   Loan payable                                                      22,182,273                 19,215,792
   Trust preferred payable                                                    -                 12,574,665
   Funds held                                                         4,570,428                  4,437,311
   Collateral held                                                    1,315,686                  1,000,061
   Deferred revenue                                                   1,574,414                  2,365,287

         Total liabilities                                          302,630,489                371,768,645

Shareholders' equity:

   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2002,
     6,352,077 and September 30, 2003, 6,361,455 shares                  63,520                     63,614
   Additional paid-in capital                                        35,601,246                 35,700,653
   Retained earnings                                                 33,629,557                 41,625,875
   Accumulated other comprehensive income, net                        2,884,989                  2,290,843
   Treasury  stock,  1,612,189  shares at December 31, 2002,
     and September 30, 2003, at cost                                 (9,727,463)                (9,727,463)
         Total shareholders' equity                                  62,451,849                 69,953,522
         Total liabilities and shareholders' equity               $ 365,082,338               $441,722,167
                                                                    ===========                ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                                     Three Months Ended                        Six Months Ended
                                                          September 30,                                 September 30,
                                                    2002             2003                 2002                2003
Revenues:

Direct Earned                                $  29,903,241      $ 37,696,988          $ 87,702,115      $ 105,100,775
Assumed premiums earned:
  Affiliate                                      3,766,283         5,446,506            10,307,759         16,215,598
  Nonaffiliates                                  1,861,367         2,093,393             4,744,974          5,974,658
    Total assumed earned premium                 5,627,650         7,539,899            15,052,733         22,190,256

Ceded premiums earned:
  Affiliate                                      869,927           1,182,535             2,397,364          3,323,240
  Nonaffiliates                               16,809,954          18,174,670            54,058,896         54,050,450
    Total ceded earned premium                17,679,881          19,357,205            56,456,260         57,373,690

    Net premiums earned                       17,851,010          25,879,682            46,298,588         69,917,341

  Net investment income                          973,320           1,308,856             2,848,195          3,568,093
  Management fees from related party             246,563             313,346               739,744            835,498
  Net realized gains (losses)                    (56,183)                 35              (521,885)         3,039,718
  Real estate income                          10,723,526          16,280,674            44,659,187         38,877,894
  Other income                                    64,548              83,346               255,698            114,619
    Total revenues                            29,802,784          43,865,939            94,279,527        116,353,163

Expenses:
  Losses and loss adjustment expenses         10,648,265          15,723,008            28,178,777         41,700,351
  Acquisition expenses                         3,139,299           4,923,888             7,823,886         13,359,502
  Payroll and related expenses                 2,300,400           2,339,400             6,604,500          6,660,651
  Real estate expenses                         9,626,848          14,400,544            38,781,328         37,277,178
  Other expenses                               1,723,424           2,638,106             4,418,676          6,738,449
  Expense due to rescission                    1,152,876              45,112             1,506,468            189,624
    Total expenses                            28,591,112          40,070,058            87,313,635        105,925,755
    Earnings before income taxes               1,211,672           3,795,881             6,965,892         10,427,408
Income taxes                                     178,143             833,831             2,033,436          2,431,089
Net earnings                                $  1,033,529        $  2,962,050          $  4,932,456     $    7,996,319
                                             ===========         ===========           ===========      =============
Net earnings per share:
  Basic                                          $ 0.22              $  0.62                $ 1.04            $ 1.69
  Diluted                                        $ 0.21              $  0.58                $ 1.01           $  1.65

Average number of shares outstanding
  Basic                                        4,746,695           4,749,266             4,731,822          4,743,048
                                               =========           =========             =========          =========
  Diluted                                      4,864,450           5,099,421             4,876,659          4,836,454
                                               =========           =========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 2002                    2003

Cash flow from operating activities:
  Net earnings                                                              $4,932,456             $ 7,996,319
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized (gains) losses on investments                                    521,885              (3,039,718)
     Depreciation expense                                                      189,973                 244,887
     Deferral of deferred acquisition costs, net                            (2,443,154)             (1,957,131)
     Accretion of discount                                                     265,049                 740,752
     Change in:
       Accrued investment and interest income                                  103,291                 203,553
       Premiums receivable                                                   4,291,868              (2,493,567)
       Reinsurance recoverable/payable and ceded unearned premiums         (24,867,948)               (689,336)
       Due from affiliate                                                      761,899                       -
       Funds held by reinsured                                               8,680,449                (133,117)
       Funds on deposit                                                       (285,945)               (580,632)
       Income taxes                                                          1,998,042              (2,021,720)
       Unpaid losses and loss adjustment expenses                           23,697,646              35,425,663
       Unearned premiums                                                    19,043,222              20,008,675
       Ceded premiums payable                                               (6,108,792)              5,853,258
       Due to affiliate                                                        118,141                (619,579)
       Accounts payable and accrued expenses                                (2,174,984)               (720,849)
       Collateral held                                                         349,182                (315,625)
       Prepaid items                                                           (95,415)                720,303
       Deferred revenue                                                      1,239,058                 790,873
       Other, net                                                           (1,172,536)                174,470
     Net cash provided by operating activities                              28,778,338              59,587,479

Cash flow from investing activities:
  Purchases of fixed maturities                                            (68,102,237)           (121,222,326)
  Purchases of equity securities                                                     -              (1,476,227)
  Proceeds from sale of fixed maturities                                    36,992,276              58,515,907
  Proceeds from sale of equity investments                                     103,550                   1,723
  Decrease in short-term investments                                        15,727,137              12,594,523
  Decrease notes receivable - other                                             65,932                 982,518
  Sale (purchase) of real estate                                             3,238,278              (3,018,302)
  Purchase of fixed assets, net                                               (138,177)             (1,409,110)
     Net cash used in investing activities                                 (12,113,241)            (55,031,294)

Cash flow from financing activities:
  Purchase of treasury stock                                                  (111,741)                      -
  Proceeds from issuance of common stock                                       368,496                       -
  Repayment of loan payable                                                 (2,511,162)             (2,966,481)
  Repayment of escrow deposits                                              (1,244,021)             (2,893,228)
  Withdrawals (deposits) of restricted cash                                   (487,159)              4,053,547
  Proceeds from trust preferred offering                                             -              12,554,713
  Dividends paid                                                            (1,701,302)               (570,113)
     Net cash (used in) provided by financing activities                    (3,198,847)             10,178,438

     Net increase in cash and cash equivalents                              13,466,250              14,734,623
Cash and cash equivalents at beginning of period                             1,302,842              22,158,730
Cash and cash equivalents at end of period                                 $14,769,092             $36,893,353
                                                                            ==========              ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings>
(Unaudited)

                                                              Three Months Ended               Nine Months Ended
                                                                  September 30,                  September 30,
                                                              2002            2003            2002           2003

Net earnings                                             $ 1,033,529     $2,962,050      $ 4,932,456    $ 7,996,319
   Other  comprehensive  earnings  (loss)  before income
     taxes:

   Unrealized  gains  (losses) on  securities  available
     for sale                                              3,665,505       (852,795)       3,508,690      2,092,980

   Unrealized (losses) on hedging transaction                      -         27,338                -        (73,620)

   Reclassification   adjustment   for  realized   gains
     (losses) included in net earnings                       (56,183)            35         (521,885)     3,039,718                                                             --------    -----------     -------------  ------------

   Total  other  comprehensive  earnings  (loss)  before
     taxes                                                 3,721,688       (825,492)       4,030,575     (1,020,358)

   Income  tax  expense  (benefit)  related  to items of
     other comprehensive income                              849,568       (163,320)         897,714       (426,212)

   Other  comprehensive  earnings  (loss)  net of income
     taxes                                             2,872,120       (662,172)       3,132,861       (594,146)

  Total comprehensive earnings                            $ 3,905,649    $2,299,878      $ 8,065,317    $ 7,402,173
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

The results of operations for the three months and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2002.

The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2003 presentation.

Note 2 - Accounting Pronouncements

During the second quarter of 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. These pronouncements do not have a material effect on our financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation addresses consolidation and disclosure issues associated with variable interest entities. The requirements of the interpretation will be adopted by the Company on December 31, 2003 and are not expected to have a material impact on our financial position or results of operations.

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

Note 4 - Investments

The amortized cost and estimated fair values of investments at December 31, 2002 and September 30, 2003 are as follows:

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
                                                  ==========       =========         =========         ==========

September 30, 2003:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                $44,145,840      $1,575,331        $  183,894        $45,537,277
      Corporate securities                        21,827,919         326,256           140,360         22,013,815
      Obligations of states and political
        subdivisions                              46,347,201       1,853,880           238,660         47,962,421
      Mortgage-backed securities                  34,802,544         137,045           542,433         34,397,156
        Total fixed maturities                   147,123,504       3,892,512         1,105,347        149,910,669
   Equity Securities:
      Common stock                                 1,474,504          26,231            23,612          1,477,123
        Total securities                       $ 148,598,008      $3,918,743        $1,128,959       $151,387,792
                                                 ===========       =========         =========        ===========

Note 5 - Segment Information

The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental Specialty, Excess and Surplus Lines and Program Business.

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

The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the nine months ended September 30, 2002 and September 30, 2003 (in thousands):

       September 30,            Real                          Insurance                       Corporate
            2002               Estate   Environmental       E&S       Programs      Other      & Other     Total

Net premiums earned               -          6,338        23,852        8,339       7,770           -     46,299
Losses and loss adjustment
   expenses                       -          2,896        12,960        5,243       7,080           -     28,179
Acquisition expenses              -          1,891         5,498       (1,120)      1,555           -      7,824
Underwriting profit/(loss)        -          1,551         5,394        4,216        (865)          -     10,296
Income tax/(benefit)          2,319                               346                            (632)     2,033
Net earnings/(loss)           3,560                             2,846                          (1,474)     4,932
Assets                       49,434                           296,665                              70    346,169
Equity                       14,856                            51,999                            (254)    66,601

       September 30,            Real                          Insurance                       Corporate
            2003             Estate     Environmental    E&S       Programs      Other      & Other      Total

Net premiums earned               -          10,543       38,855       15,971       4,548           -     69,917
Losses and loss adjustment
   expenses                       -           4,654       21,981       10,670       4,395           -     41,700
Acquisition expenses              -           2,903        8,396        1,265         796           -     13,360
Underwriting profit/(loss)        -           2,986        8,478        4,036        (643)          -     14,857
Income tax/(benefit)            602                               875                             954      2,431
Net earnings/(loss)             998                             4,993                           2,005      7,996
Assets                       56,173                           385,372                             177    441,722
Equity                       14,405                            55,734                            (185)    69,954

Additionally the Company conducts business in the following insurance geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the insurance geographic segments for the nine months ended September 30, 2002 and September 30, 2003 (in thousands):

     September 30, 2002               United States                  Bermuda                       Total

Income tax                                 346                              -                         346
Net earnings                               578                          2,268                       2,846
Assets                                 248,089                         48,576                     296,665
Equity                                  33,328                         18,671                      51,999

     September 30, 2003               United States                  Bermuda                       Total

Income tax                                 875                              -                         875
Net earnings                             2,475                          2,518                       4,993
Assets                                 320,587                         64,785                     385,372
Equity                                  36,122                         19,612                      55,734

The following table presents key financial data by segment for the three months ended September 30, 2002 and September 30, 2003 (in thousands):

       September 30,            Real                          Insurance                       Corporate
            2002               Estate   Environmental       E&S       Programs      Other      & Other     Total

Net premiums earned               -          2,439         9,656        3,793      1,963           -      17,851
Losses and loss adjustment
   expenses                       -          1,003         5,211        2,374       2,060          -      10,648
Acquisition expenses              -            804         2,202         (235)        368          -       3,139
Underwriting profit/(loss)        -            632         2,243        1,654        (465)         -       4,064
Income tax/(benefit)            270                               360                           (452)        178
Net earnings/(loss)             679                             1,248                           (893)      1,034

       September 30,            Real                          Insurance                        Corporate
            2003               Estate    Environmental       E&S       Programs      Other      & Other    Total

Net premiums earned               -           3,854       14,936        5,581       1,509          -      25,880
Losses and loss adjustment
   expenses                       -           1,643        8,548        3,884       1,648          -      15,723
Acquisition expenses              -           1,035        3,221          402         266          -       4,924
Underwriting profit/(loss)        -           1,176        3,167        1,295        (405)         -       5,233
Income tax/(benefit)            707                               111                             16         834
Net earnings/(loss)           1,173                             1,768                             21       2,962

The following provides key measurable information about the insurance geographic segments for the three months ended September 30, 2002 and September 30, 2003 (in thousands):

     September 30, 2002               United States                  Bermuda                       Total
Income tax                                 360                            -                         360
Net earnings                               668                          580                       1,248

     September 30, 2003               United States                  Bermuda                       Total
Income tax                                 111                            -                         111
Net earnings                               898                          870                       1,768

The Company has changed its segment reporting to coincide with the strategic direction of the Company and the management reporting. Historically the Company has reviewed information segmented between real estate and geographical insurance operations as disclosed in our historical filings. The division of real estate, U.S. insurance and Bermuda insurance was the breakdown that met the definition of operation segments as defined in SFAS No. 131 Paragraph 10 as this was the level of segmentation reviewed by management. As a by-product of a change in the chief executive officer, our management team changed the strategic direction of the Company to focus on certain lines of business. As a result, our management reporting was modified to reflect a more streamlined segment reporting structure. Prior period segment information has been restated to conform to the current segment structure.

Note 6 - Shareholder Matters

Through September 30, 2003, the Company has repurchased 1,612,189 shares of its stock at a total price of $9,727,463 in open market transactions which commenced in 1999 pursuant to its share repurchase programs.

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

As of December 31, 2002 and September 30, 2003, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                                          December 31, 2002            September 30, 2003

           Land                                                   $2,437                        $1,945
           Capitalized overhead, interest and taxes                3,021                         2,713
           Work in process                                        35,593                        39,411
                  Total                                          $41,051                       $44,069
                                                                 =======                       =======

During the quarter ended September 30, 2003, the Company closed 55 condominium units and 4 boat slips at Harbour Village and for the quarter ended September 30, 2002, the Company closed 32 condominium units and 14 boat slips. During the nine months ended September 30, 2003, the Company closed 132 condominium units and 16 boat slips at Harbour Village and for the nine months ended September 30, 2002, the Company closed 147 units and 59 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 8 - Income Taxes

Total income tax expense for the periods ended September 30, 2002 and 2003 were allocated as follows:
                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                           2002                 2003                 2002                2003
Tax expense attributable to
   Income from continuing
     operations                          $  178,143           $  833,831           $ 2,033,436       $  2,431,089
   Change in unrealized
     gains/losses on hedging
     transaction                                  -                9,295                     -            (25,031)
   Change in unrealized
     gains/losses on securities
     available for sale                     849,564             (172,615)              897,714           (401,181)

         Total                           $1,027,707             $670,511            $2,931,150         $2,004,877
                                          =========              =======             =========          =========
U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                         Current               Deferred               Total
         Three Months Ended
              September 30, 2002                     $  (239,778)             $ 417,921             $ 178,143
              September 30, 2003                       1,796,770                962,939               833,831

         Nine Months Ended
              September 30, 2002                      $  271,259           $  1,762,177          $  2,033,436

              September 30, 2003                       5,291,703             (2,860,614)            2,431,089

The state income tax expense (benefit) aggregated $520,985 and $131,270 for the nine months ended September 30, 2002 and 2003, respectively, and $70,984 and $135,399 for the three months ended September 30, 2002 and 2003, respectively.

Income tax expense (benefit) for the periods ended September 30, 2002 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                      2002                 2003                 2002                  2003

Expected income tax expense        $ 411,968            $1,290,600          $ 2,368,403           $ 3,545,319
Foreign earned income not
   subject to U.S. taxation         (276,593)             (295,786)            (686,813)             (911,470)
State taxes and other                 42,768              (160,983)             351,846              (202,760)

                                   $ 178,143             $ 833,831          $ 2,033,436           $ 2,431,089
                                     =======               =======            =========             =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,         September 30,
                                                                                2002                  2003

         Deferred tax assets:

              Loss reserve discounting                                       $3,196,291           $4,471,788

              Unearned premium reserves                                       2,301,174            2,778,220

              Difference between tax and GAAP basis of Harbour Village
                project.                                                      4,057,362            1,815,919
              Difference between tax and GAAP method at Harbour Village
                project                                                               -            2,854,104

              Warranty reserve                                                1,022,173            1,124,955

                     Gross deferred tax assets                              $10,577,000          $13,044,986

         Deferred tax liabilities:

              Deferred acquisition costs                                      1,718,506            1,625,962

              Net unrealized gains                                              852,800              426,589
              Difference between tax and GAAP method of Harbour Village
                Project                                                         408,073                    -
              Other                                                             192,035              300,023
                Gross Deferred tax liabilities                                3,171,414            2,352,574

                  Net deferred tax asset                                     $7,405,586          $10,692,412
                                                                              =========           ==========

Note 9 - Notes Receivable

The Company ceases the accrual of interest on loans when any payment is past due. Additionally, the Company assesses loan impairment by comparing the carrying value of such loan, including accrued but unpaid interest at the valuation date, to the fair value of collateral held with respect to such loan. Any shortage of fair value over carrying value is first recognized by reversing interest income recognized for the year of impairment and then recognizing any further loss against the allowance for loan losses. Cash receipts on impaired notes receivable are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

As of September 30, 2003, notes receivable consisted of two notes which are secured by real and personal property and various corporate and personal guarantees. These notes are currently in default and the Company has filed suit against the borrowers and the guarantors of the indebtednesses.

The recorded investment in notes receivable, which meets the definition of impaired loans at December 31, 2002 and September 30, 2003 were $6,324,716 and $5,342,198, respectively. The weighted average recorded investment in impaired notes receivable as of December 31, 2002 and September 30, 2003 were $7,723,853 and $5,833,457, respectively. No interest income was recognized on impaired notes receivable during the three and nine months ended September 30, 2002 and September 30, 2003. During the quarter ended September 30, 2003, the Company received $22,567 in payments on these impaired notes receivable. During the nine months ended September 30, 2003, the Company received $982,518 in payments on these impaired notes.

Note 10 - Goodwill and Intangibles

The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The recorded indefinite-lived intangibles at December 31, 2002 and September 30, 2003 was $1,466,629.

In accordance with the disclosure requirements of SFAS No. 142 there were no effects of goodwill on the net earnings for the nine months ended September 30, 2002 and 2003.

Note 11 - Commitments and Contingencies

During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of the arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration. The settlement is governed by a confidentiality undertaking between the parties.

Note 12 - Employee Stock Options

At September 30, 2003, the Company had an employee stock options plan. The Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                              Three Months Ending                    Nine Months Ending
                                                  September 30,                          September 30,
                                            2002                2003                2002                2003
                                                        (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 1,034           $ 2,962              $ 4,932             $ 7,996
   Effect of stock options                       -                 -                  286                 190

      Pro forma net earnings               $ 1,034           $ 2,962               $4,646             $ 7,806
                                            ======            ======                =====              ======

   Net earnings per share
      Basic - as reported                 $   0.22          $   0.62             $   1.04            $   1.69
      Basic - pro forma                   $   0.22          $   0.62             $   0.98            $   1.65

      Diluted - as reported               $   0.21          $   0.58             $   1.01            $   1.65
      Diluted - pro forma                 $   0.21          $   0.60             $   0.95            $   1.65

Note 13 - Trust Preferred Payable

The Company issued a $5.0 million variable rate trust preferred security with a maturity in 30 years during the third quarter of 2003 to support the growth of its insurance business and for general corporate purposes. This security requires interest payments on a quarterly basis calculated at a floating rate of LIBOR + 3.95%. The securities can be redeemed by the Company commencing in five years. This debt obligation exposes the Company to variability in interest payments due to changes in interest rates.

Management entered into an interest rate swap to manage fluctuations in interest expense resulting from interest rate risk. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed rate long term debt. The overall effective fixed rate expense as a result of this hedge is 7.6% over the first five years of the obligation. Interest expense for the nine months ended September 30, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized loss on the interest rate swap at September 30, 2003 was $112,713. The interest rate swap is effective at September 30, 2003.

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

Management entered into an interest rate swap to manage fluctuations in interest expense resulting from interest rate risk. Under the interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments, thereby creating fixed rate long term debt. The overall effective fixed rate expense as a result of this hedge is 7.1% over the first five years of the obligation. Interest expense for the nine months ended September 30, 2003 includes no gains or losses from the interest rate swap. Changes in fair value of the interest rate swap designated as a hedging instrument of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gain on the interest rate swap at September 30, 2003 was $39,103. The interest rate swap is effective at September 30, 2003.

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

The following table sets forth the Company's consolidated revenues:

                                                                                            Three Months      Nine
                                                                                               Ended         Months
                                          Three Months                 Nine Months           September       Ended
                                       Ended September 30,         Ended September 30,          30,        September
                                                                                                              30,
                                                                                              2002 to       2002 to
                                       2002          2003         2002           2003           2003          2003
                                                                  (Dollars in thousands)
 Environmental                         2,439        3,854         6,338         10,543          58.0%         66.3%
 Excess and surplus                    9,656       14,936        23,852         38,855          54.7          62.9
 Programs                              3,793        5,581         8,339         15,971          47.1          91.5
 Other                                 1,963        1,509         7,770          4,548         (23.1)        (41.4)
      Total net premiums earned       17,851       25,880        46,299         69,917          45.0          51.0

Net investment income                    973        1,309         2,848          3,568          34.5          25.3
  Management fees from affiliate         247          313           740            835          26.7          12.8
Net realized gains (losses)              (56)           -          (522)         3,040         100.0         682.4
Real estate income                    10,724       16,281        44,659         38,878          51.8         (12.9)
Other income                              64           83           256            115             -             -
   Total Revenues                    $29,803      $43,866       $94,280       $116,353          47.2%         23.4%

The following table sets forth the components of the Company’s GAAP combined ratio for the periods indicated:

                                                Three months ended         Nine Months ended
                                                   September 30,             September 30,

                                                2002          2003         2002         2003
Insurance operations:
 Loss and loss adjustment expense ratio          59.7%       60.8%          60.9%       59.6%
 Expense ratio                                   37.5        33.8           38.4        35.6
    Combined ratio                               97.2%       94.6%          99.3%       95.2%

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Net Premiums Earned. Net premiums earned increased 45.0% to $25.9 million in the quarter ended September 30, 2003 from $17.9 million in the quarter ended September 30, 2002. The principal factors accounting for the increase were a $5.2 million increase in excess and surplus lines premiums, and a $1.8 million increase in program business premiums. Net premiums earned for workers’ compensation, commercial lines, and surety decreased 23.1% to $1.5 million from $2.0 million, which is consistent with the Company’s strategy to focus on its more profitable lines of insurance business.

Net Investment Income. Net investment income increased to $1.3 million in the quarter ended September 30, 2003 from $973,000 in the quarter ended September 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 4.7% in the quarter ended September 30, 2002 and 3.9% in the quarter ended September 30, 2003. The average after-tax yield on investments was 3.5% in the quarter ended September 30, 2002 and 3.0% in the quarter ended September 30, 2003.

Management Fees. Income from insurance brokerage operations and management fees increased 11.4% from $281,000 in the quarter ended September 30, 2002 to $313,000 in the quarter ended September 30, 2003. This increase in management fees is the result of increased insurance operating costs allocated to the Company’s non-subsidiary risk retention group affiliate.

Net Realized Gains (Losses). Net realized gains (losses) increased from a net loss of $56,000 in the quarter ended September 30, 2002 to a net gain of $35 for the quarter ended September 30, 2003. During the quarter ended September 30, 2003, the Company had minimal sales of investments.

Real Estate Income. Real estate income at the Harbour Village project increased 51.8% to $16.3 million in the quarter ended September 30, 2003 from $10.7 million in the quarter ended September 30, 2002. This income was realized from the closing of 55 condominium units and 4 boat slips in the quarter ended September 30, 2003 as compared to the closing of 32 condominium units and 14 boat slips in the quarter ended September 30, 2002. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 47.7% from $10.6 million in the quarter ended September 30, 2002 to $15.7 million in the quarter ended September 30, 2003 due to increases in earned premiums. The loss ratio increased to 60.8% in the quarter ended September 30, 2003 from 59.7% in the quarter ended September 30, 2002.

Acquisition Expenses. Policy acquisition expenses increased to $4.9 million for the quarter ended September 30, 2003 from $3.1 million for the quarter ended September 30, 2002 as a result of increased earned premiums in program business. Premium expense has decreased to $442,000 from $541,000 due to lower volumes of direct premiums which are subject to premium taxes.

Payroll and Other Expenses. Payroll and other expenses increased 23.7% from $4.0 million in the quarter ended September 30, 2002 to $5.0 million in the quarter ended September 30, 2003 due to increased regulatory fees and interest expense.

Real Estate Expenses. Real estate expenses associated with Harbour Village increased from $9.6 million in the quarter ended September 30, 2002 to $14.4 million in the quarter ended September 30, 2003. Of the $14.4 million of costs recognized during the quarter ended September 30, 2003, $13.7 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $723,000 were fixed costs of the project, which includes advertising and other administration costs. Of the $9.6 million of costs recognized during the quarter ended September 30, 2002, $8.6 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $1.0 million were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Expense Due to Rescission. Expense due to rescission litigation was $45,000 for the quarter ended September 30, 2003 as compared to $1.2 million for the quarter ended September 30, 2002. The $45,000 recognized in the quarter ended September 30, 2003 were for expenses related to the litigation.

Income Taxes. Federal and state income taxes increased to $834,000 in the quarter ended September 30, 2003 from $178,000 in the quarter ended September 30, 2002 due to higher levels of income in the Company’s U.S. insurance and real estate operations. The effective income tax rate increased to 22.0% for the quarter ended September 30, 2003 from 14.7% in the quarter ended September 30, 2002. The effective rate increased due to the absence of the rescission charge in the current quarter compared to the prior quarter.

Net Earnings. Net earnings after tax increased 186.6% to $3.0 million for the quarter ended September 30, 2003 from $1.0 million for the quarter ended September 30, 2002, which is detailed as follows:

                                                    Quarter Ended              Quarter Ended
                                                 September 30, 2002         September 30, 2003

Insurance Operations                                 $ 1,248                        $ 1,768
Real Estate Operations                                   679                          1,173
Other, including realized gains (losses).               (893)                            21
Net Earnings                                         $ 1,034                        $ 2,962
                                                       =====                          =====

Nine Months Ended September 30, 2003 Compared to Nine months ended September 30, 2002

Net Premiums Earned. Net premiums earned increased 51.0% to $69.6 million in the nine months ended September 30, 2003 from $46.3 million in the nine months ended September 30, 2002. The principal factors accounting for the increase were a $15.0 million increase in excess and surplus lines premiums, and a $7.6 million increase in program business premiums. Net premiums earned for workers’ compensation, commercial lines, and surety decreased 41.4% to $4.5 million from $7.8 million, which is consistent with the Company’s strategy to focus on its more profitable lines of insurance business.

Net Investment Income. Net investment income increased to $3.6 million in the nine months ended September 30, 2003 from $2.8 million in the nine months ended September 30, 2002 due to higher levels of invested assets generated from positive cash flows from operations. The average pre-tax yield on investments was 4.1% in the nine months ended September 30, 2002 and 3.6% in the nine months ended September 30, 2003. The average after-tax yield on investments was 3.0% in the nine months ended September 30, 2002 and 2.8% in the nine months ended September 30, 2003.

Management Fees. Income from insurance brokerage operations and management fees decreased 4.8% from $877,000 in the nine months ended September 30, 2002 to $835,000 in the nine months ended September 30, 2003. This decrease is the result of lower brokerage income generated from insurance operations.

Net Realized Gains (Losses). Net realized gains (losses) increased from a net loss of $522,000 in the nine months ended September 30, 2002 to a net gain of $3.0 million for the nine months ended September 30, 2003 due to the sale of bonds in the Company’s investment portfolio. The Company and its professional investment advisers determined it was prudent to realize these gains as a result of the current interest rate environment, and also to increase the statutory surplus of our insurance companies.

Real Estate Income. Real estate income at the Harbour Village project decreased 12.9% to $38.9 million in the nine months ended September 30, 2003 from $44.7 million in the nine months ended September 30, 2002. This income was realized from the closing of 132 condominium units and 16 boat slips in the nine months ended September 30, 2003 as compared to the closing of 147 condominium units and 59 boat slips in the nine months ended September 30, 2002. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased 48.0% from $28.2 million in the nine months ended September 30, 2002 to $41.7 million in the nine months ended September 30, 2003 due to increases in earned premiums. The loss ratio decreased to 59.6% in the nine months ended September 30, 2003 from 60.9% in the nine months ended September 30, 2002 as a result of decreased earned premium in commercial lines, surety, and workers’ compensation lines of business.

Acquisition Expenses. Policy acquisition expenses increased to $13.4 million for the nine months ended September 30, 2003 from $7.8 million for the nine months ended September 30, 2002 as a result of increased earned premiums in program business. Premium tax expense decreased to $1.4 million from $2.2 million due to lower volumes of direct premiums which are subject to premium taxes.

Payroll and Other Expenses. Payroll and other expenses increased 21.6% from $11.0 million in the nine months ended September 30, 2002 to $13.4 million in the nine months ended September 30, 2003 due to legal expenses associated with the arbitration proceedings with Berkley Insurance Company and from increased regulatory fees.

Real Estate Expenses. Real estate expenses associated with Harbour Village decreased from $38.8 million in the nine months ended September 30, 2002 to $37.3 million in the nine months ended September 30, 2003. Of the $37.3 million of costs recognized during the nine months ended September 30, 2003, $34.3 million were previously capitalized variable costs related to the sale of condominium units and boat slips, and the remaining $3.0 million were fixed costs of the project, which includes advertising and other administration costs. Of the $38.8 million of costs recognized during the nine months ended September 30, 2002, $36.0 million was previously capitalized variable costs related to the sale of condominium units and boat slips and the remaining $2.8 million were fixed costs of the project, which includes advertising and other administration costs. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Expense Due to Rescission. Expense due to rescission litigation was $190,000 for the nine months ended September 30, 2003 as compared to $1.5 million for the nine months ended September 30, 2002. The $190,000 incurred in the nine months ended September 30, 2003 were for expenses related to the litigation.

Income Taxes. Federal and state income taxes increased to $2.4 million in the nine months ended September 30, 2003 from $2.0 million in the nine months ended September 30, 2002 due to higher levels of income in the Company’s U.S. insurance operations The effective tax rate decreased to 23.3% for the nine months ended September 30, 2003 from 29.2% for the prior period due to lower levels of real estate earnings.

Net Earnings. Net earnings after tax increased 62.1% to $8.0 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002.

The Company's net earnings are detailed as follows (in thousands):

                                               Nine Months Ended       Nine Months Ended
                                               September 30, 2002      September 30, 2003

Insurance Operations                                 $ 2,846                $ 4,993
Real Estate Operations                                 3,560                    998
Other, including realized
   gains (losses).                                    (1,474)                 2,005
Net Earnings                                         $ 4,932                $ 7,996
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

On a consolidated basis, net cash provided from operations was $28.8 million for the nine months ended September 30, 2002 and $59.6 million for the nine months ended September 30, 2003. The positive cash flows for said periods were primarily attributable to net premiums written, net earnings and real estate sales and collections from Berkley Insurance Company of the disputed reinsurance recoverables. During the quarter ended September 30, 2003, the Company received $13.4 million from Berkley Insurance Company, which represented payment under reinsurance treaties. Since workers’ compensation and general liability claims may be paid over an extended period of time, the Company has established loss reserves for such lines of business. The assets supporting the Company’s reserves continue to earn investment income until claims payments are made.

Total assets increased from $365.1 million at December 31, 2002 to $441.7 million at September 30, 2003 primarily due to increases in invested assets, cash and reinsurance recoverables. Cash, invested assets, and notes receivable increased from $174.0 million at December 31, 2002 to $243.7 million at September 30, 2003, as a result of increases in fixed maturities, cash, receivables for securities and real estate investments.

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

During the third quarter of 2003, the Company issued a 30 year trust preferred security in the amount of $5.0 million. This obligation bears interest at LIBOR + 3.95% and is payable on a quarterly basis, and can be called solely at the Company’s option in five years. The Company also entered into a hedge agreement which sets the interest rate at 7.6% for the first five years.

During the second quarter of 2003, the Company issued a 30 year trust preferred security in the amount of $8.0 million. This obligation bears interest at LIBOR +4.20% and is payable on a quarterly basis, and can be called solely at the Company’s option in five years. The Company also entered into a hedge agreement which sets the interest rate at 7.1% for the first five years.

The Company, through its subsidiary, American Safety Holdings Corp., had a loan facility of $5.0 million, bearing interest at LIBOR plus 2.5%. This loan was paid off during the quarter.

Management has planned that the Harbour Village project will be developed in three Phases with projected completion in 2005. Through September 30, 2003, the Company had outstanding borrowings of $19.1 million from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of the Harbour Village project is approximately $26.2 million. No assurance can be given, however, as to either future sales activities of the condominium units or the impact of local and national economic conditions on our marketing efforts for the development of the Harbour Village project.

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

Combined Ratio

The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability due to the exclusion of expenses related to fee and commission income generated in our management and agency subsidiaries prior to 2002 and the exclusion of such expenses under a cost allocation arrangement commencing in 2002. Depending on our mix of business going forward, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations.

Reserves

Certain of the Company’s insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain loss reserves to cover the unpaid portion of its estimated liability for losses and loss adjustment expenses with respect to reported and unreported claims. The Company engages an independent internationally recognized actuarial consulting firm to provide reserve studies, rate studies, and regulatory opinions. Loss and loss adjustment expense reserves are estimates at a given time, involving actuarial and statistical projections of what the Company expects to be the cost of the ultimate settlement and adjustment costs of claims. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed the Company’s reserves.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report, concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of such evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

The Company, through its subsidiaries, is routinely a party to pending or threatened litigation or disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or disputes will have any material adverse effect on the Company’s financial condition or results of operations except for the following matters.

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

When RCA Syndicate #1, Ltd. filed its 1999 Annual Statement with the Illinois Department of Insurance in March 2000, the Company first became aware that there had been a material adverse change in the business affairs and financial condition of the acquired companies from that represented by the sellers. The Company launched an investigation which disclosed that the insurance claims experience of the acquired companies had been misrepresented and that incurred losses from insurance claims were significantly in excess of the amounts reported in their claims records and their financial statements. As a result, the Company then made written demand upon the selling shareholders of the acquired companies for rescission of the acquisitions, including a return of the purchase price paid for the companies. The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company’s rescission claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, the Company filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that the Company can appeal the adverse rulings. If the motion is not granted or the Circuit Court of Appeals does not agree to hear the appeal (before a trial), the remaining issues on the case will be set for trial. Thereafter, the Company will have the right to appeal all adverse rulings in the case.

Berkley Insurance Company. During the fourth quarter of 2001, one of the Company’s former reinsurers, Berkley Insurance Company, disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE:BER). As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of the arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration. The settlement is governed by confidentiality undertaken between the parties.

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
b.        Reports on Form 8-K.
On October 14, 2003, the Company filed a report on Form 8-K that its wholly owned subsidiary, American Safety Holdings Corp., had completed a $5 million private placement of trust preferred securities, whose payments are guaranteed by the Company. The net proceeds of the offering are to be used to support the growth of the Company’s insurance business and for general corporate purposes.

-31

On August 7, 2003, the Company filed a report on Form 8-K with respect to the issuance of a press release reporting its financial results for the first quarter ended March 31, 2003 and a press release reporting its financial results for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November 2003.

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
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

Exhibit 11
American Safety Insurance Holdings, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                    Three Months Ended                   Nine Months Ended

                                             September 30,     September 30,      September 30,     September 30,
                                                  2002              2003              2002               2003

Basic:
Earnings available to common
shareholders........................        $  1,033,529      $ 2,962,050       $ 4,932,456        $ 7,996,319
                                               =========        =========         =========          =========

Weighted average common shares
outstanding.........................           4,746,695        4,749,266         4,731,822          4,743,048

Basic earnings per common shares ...        $        .22      $       .62       $      1.04        $      1.69
                                               =========        =========         =========           ========

Diluted:
Earnings available to common
shareholders..........................      $  1,033,529      $ 2,962,050       $ 4,932,456        $ 7,996,319
                                               =========        =========         =========          =========

Weighted average common shares
outstanding............................        4,746,695        4,749,266         4,731,822          4,743,048

Weighted average common shares
equivalents associated with options....          117,755          350,155           144,837             93,406

Total weighted average common
shares.................................        4,864,450        5,099,421         4,876,659          4,836,454
                                               =========        =========         =========          =========

Diluted earnings per common
shares..............................        $        .21     $        .58       $      1.01       $       1.65
                                               =========       ==========         =========         ==========

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

Date: November 6, 2003                                         /s/ Stephen R. Crim
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

Date: November 6, 2003                                         /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: November 6, 2003                              /s/ Stephen R. Crim
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

Exhibit 32.2

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: November 6, 2003                               /s/Steven B. Mathis
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

                                                    Exhibit 99
                                        Harbour Village Development Status
                                      (000)s except references to Condo Units
                                                    (unaudited)
                                                                Phase 1                        Phase 2
                                                                      Townhouses             The         The
                                                    Marina         Oak                      Links       Links         Total
                                                    Condos       Hammock     Riverwalk      North       South         Condos     Boat Slips    Total

                   9/30/2003
Planned Number of Condo Units and Boat Slips      248           18           28           188          188           670          142          812

Condo Units and Boat Slips under Contract         248           15           26           176          161           626          142          768

Value of Pre-sale Contracts (Note 1)           62,892        6,696       10,130       44,506        44,674       168,898       13,082      181,980

Number of Buildings                                 8            4            6            4             4            26

Number of Closed Units                            248           15           22          109             -           394          137          531

Number of Buildings Complete by Task

  Building Foundation                                8           4            6            4             4

  Vertical Building Completed                        8           4            6            4             4

  Interior Finish Completed                          8           4            6            3             -

  Certificate of Occupancy Received                  8           4            6            3             -

               3rd Quarter Actual
Units Closed                                         -            2           3           50             -             55            4           59

Revenue Recognized                                 148          846       1,462       12,736             -         15,192          404       15,596

Other Revenue                                                                                                                                   685

  Total Revenue                                                                                                                              16,281

Gross Profit Recognized                           (614)        (102)         77        3,061             -          2,422          181        2,603

Other Expense (Income) Items - Note 2                                                                                                           723

Pre-Tax Profit                                                                                                                                1,880

        Outlook For 4th Quarter of 2003
Units Closed                                         -            -           -           59                           59            -           59

Revenue Recognized                                  31            -           -       16,405                       16,436            -       16,436

Other Revenue                                                                                                                                   250

  Total Revenue                                                                                                                              16,686

Gross Profit Recognized                               3            -          -        2,871                        2,874            -        2,874

Other Expense (Income) Items - Note 2                                                                                                         1,717

Pre-Tax Profit                                                                                                                                1,157

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