Form 10-K
period 2003-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2004-03-31
CIK 783603

                                       SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-K

                                  Report PURSUANT TO SECTIONS 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003                        Commission file number 1-14795

                                     AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                              (Exact name of Registrant as specified in its charter)

                             Bermuda                                Not applicable
                     (State of incorporation                        (I.R.S.  Employer
                        or organization)                            Identification No.)

                        44 Church Street
                        P.O. Box HM 2064
                        Hamilton, Bermuda
            (Address of principal executive offices)                         HM HX
                                                                         (Zip Code)

Registrant's telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class                 Name of each exchange on which registered
               Common Stock, $0.01 par value                  New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant: (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  X    No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the Registrant is an accelerated filer.    Yes    __     No

The aggregate market value of Registrant’s voting common stock held by non-affiliates on June 30, 2004 was $15,020,935. For the purposes of this disclosure, shares of common stock of the Registrant held by directors, executive officers and affiliates (including persons who hold more than 5% of the outstanding shares) have been excluded. This determination is not necessarily conclusive.

The number of shares of Registrant’s common stock outstanding on March 29, 2004 was 6,920,935.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2004 Annual General Meeting of the Shareholders (the “2004 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Table of Contents

                                                      PART I

Item 1.          Business....................................................................................
Item 2.          Properties..................................................................................
Item 3.          Legal Proceedings...........................................................................
Item 4.          Submission of Matters to a Vote of Security Holders.........................................
                                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters
                      and Issuer Purchase of Equity Securities.............................................................
Item 6.          Selected Financial Data.....................................................................
Item 7.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................................................

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.................................
Item 8.          Financial Statements and Supplementary Data.................................................
Item 9.          Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure.....................................................
Item 9A.         Controls and Procedures .....................................................................
                                                     PART III
Item 10.         Directors and Executive Officers of Registrant..............................................
Item 11.         Executive Compensation......................................................................
Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters..........................................
Item 13.         Certain Relationships and Related Transactions..............................................

Item 14.         Principal Accountant Fees and Services.....................................................
                                                     PART IV
Item 15.         Exhibits, Financial Statements Schedules and Reports on Form 8-K............................

PART I

Item 1. Business

        In this Report, the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries.

        We maintain a web site at www.americansafetyinsurance.com that contains additional information regarding the Company. We have filed as exhibits to this Report copies of the charters of our Board committees and our code of business conduct and ethics. Under the caption “SEC Filings” on our website, we provide access to our SEC filings, including Forms 3, 4 and 5 filed by our officers and directors.

Who We Are

        We are a specialty insurance holding company which, through our subsidiaries, develops, underwrites, manages and markets property and casualty insurance and reinsurance to targeted niche markets for environmental remediation, contracting and other specialty risks. We have demonstrated expertise in developing specialty insurance coverages and custom designed risk management programs not generally available in the standard insurance market.

        We were formed in 1986 as a group captive insurance company in Bermuda to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industries in the United States, which had suffered from disruptive market cycles in the standard insurance market. In March 2000, we acquired American Safety Indemnity Company (“American Safety Indemnity”) to target additional underserved specialty or alternative niche insurance risks. We now provide a broad range of specialty insurance coverages and services in all 50 states through approximately 205 independent insurance brokers and agencies.

Our Market

         We provide insurance primarily to three markets in which standard insurers do not actively participate:

o     Our environmental insurance coverages provide insurance programs primarily for the environmental risks of environmental contractors, consultants, storage tank owners, commercial real estate owners, manufacturing facilities and hazardous waste facilities.
o     Our excess and surplus coverages consist primarily of general liability for construction risks and a mix of habitational and products liability risks.
o     Our specialty programs include customized insurance for varying specialty niche and homogeneous groups of risks, including commercial business packages for small businesses, dry cleaning operators, pest control operators, lawyers' professional liability, rural taxicab operators and bail bonds.

        We insure and place risks primarily through our two U.S. insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity, and our U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. (“American Safety RRG”). We reinsure a portion of these risks through our Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Reinsurance”), and other third party reinsurers. Our Bermuda reinsurance subsidiary facilitates the allocation of risk among our insurance subsidiaries and generally provides us with greater flexibility in managing our business. Substantially all of the reinsurance business that we currently assume is for insurance programs that we have developed and underwritten.

        We also provide specialized insurance program development, underwriting, reinsurance, program management, brokerage, loss control, claims administration and marketing services through American Safety Insurance Services, Inc. (“ASI Services”), our principal U.S. program development, underwriting, brokerage and administrative services subsidiary. We select our roles as program developer, primary underwriter, reinsurer or program manager. After determining our roles, we utilize our insurance and reinsurance subsidiaries, our insurance brokerage and management services subsidiaries, and our non-subsidiary risk retention group affiliate to generate risk premium revenues, program management fees, insurance and reinsurance commissions and investment income.

Our Strengths

        We have succeeded in our business through identifying insurable risks not served adequately in the standard insurance market. For these markets, we are able to offer a broad array of innovative insurance products and services. Our strategy has been to enter underserved markets where our abilities provide us with competitive advantages, and we have the ability to quickly reduce our coverages or exit these markets when results do not meet our expectations as a result of pricing, claims experience or other factors. Management has demonstrated its ability to execute on opportunities and at the same time exercise underwriting judgment and discipline. This strategy is most clearly demonstrated through our willingness to exit or reduce certain business lines--such as surety or workers’ compensation--when they generate unacceptable claims experience or do not meet our profitability goals. A significant portion of our new business comes through independent brokers and agencies who are aware of our interest and ability to offer insurance to underserved markets and who have identified a market that they believe provides both them and us with a potentially profitable opportunity. We plan to continue to expand our insurance lines and services. We believe that we are well positioned for continued success as we continue to implement our business and growth strategies. A component of these strategies includes pursuing acquisitions that can expand our written premiums or our ability to issue new insurance products and services.

Our Strategy

        We have succeeded through identifying insurable risks not identified in the standard insurance market. Typically, we target niche insurance markets that are underserved because:

o     they are less sensitive to competitive pricing pressure;
o     our expertise in underwriting, loss control and claims management--expertise that generally is unavailable for these coverages in the standard market--can be utilized to provide better designed and priced policies; and
o     our size enables us to provide customized terms, thereby providing a competitive advantage relative to less flexible insurers.

        For these markets, we are able to offer a broad array of innovative insurance products and services. A significant portion of our new business comes through insurance agencies and brokers who are aware of our interest and ability to offer insurance to underserved markets and who have identified a market that they believe provides both them and us a potentially profitable opportunity.

        Depending upon the needs of the particular market, we have the ability to combine (i) disciplined underwriting, (ii) value-added services, including customized coverages, professional risk management, dedicated loss control and claims management, and (iii) a commitment to superior service in order to fashion the product offering that maximizes our profit opportunity and, at the same time, fulfills the needs of the insurance brokers, agents and insureds.

        We continue to offer insurance programs to the environmental remediation industry and the contracting industry that provided the impetus for our formation in 1986. As we have grown, however, we have also diversified into other specialty insurance areas. We intend to continue this diversification in the future.

Our Market

        The alternative insurance market, which includes the specialty niche markets we seek to serve, has developed over the past two decades to serve insureds whose insurance needs have not been adequately met by the standard insurance market. According to A.M. Best, the alternative insurance market has grown to approximately 48% of the total U.S. commercial property and casualty insurance market. We believe the portion of the market for alternative insurance that we serve is approximately $28.5 billion in annual gross written premiums.

        The alternative insurance market generally involves (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premiums for standard market insurance companies and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a-captive facilities, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program. Originally developed to respond to the needs of insureds for adequate insurance coverage and stable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, access to reinsurance markets and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include more stable costs, greater control by the client of its risk management program and an increased emphasis within the client’s organization on loss prevention and loss control.

Our Competition

        The casualty insurance and reinsurance business is highly competitive with respect to a number of factors, including overall financial strength of the insurer or reinsurer, ratings by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. We face competition from a number of insurers who have greater financial and marketing resources and greater name recognition than we do. Although our business strategy is to develop insurance coverages for specialty niche markets (such as the environmental remediation industry and the contracting industry) where our expertise is required and where competition is limited, we nevertheless encounter competition from other insurance companies engaged in insuring risks in broader business lines which encompass our niche markets and specialty coverages, and such competition is expected to increase as we expand our operations.

Ratings

        In December 2003, A.M. Best, an independent, nationally recognized insurance industry rating service and publisher, reaffirmed its rating of “A (Excellent)” with a “stable” outlook on a group basis to American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our non-subsidiary risk retention group affiliate, American Safety RRG. The rating of “A (Excellent)” is the third highest of A.M. Best’s 16 letter ratings. A.M. Best’s rating represents an independent opinion of an insurer’s ability to meet its obligations to policyholders. This rating is of concern primarily to policyholders, insurance brokers and agents and should not be considered an investment recommendation. A.M. Best assigned a financial size rating (VII) on a group basis to American Safety Insurance representing capital and surplus in excess of $50 million.

Our Products and Services

        Through our two U.S. insurance subsidiaries and our U.S. non-subsidiary risk retention group affiliate, we provide property and casualty insurance to targeted niche markets in all 50 states for environmental remediation, contracting and other specialty risks. Our specialty insurance lines include coverages for general liability, pollution liability, professional liability, workers’ compensation, surety, as well as custom designed risk management programs (including captive and rent-a-captive facilities) for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

     Environmental Insurance Products.

        We have developed specialty insurance programs for a broad range of environmental concerns and believe that our disciplined underwriting, dedicated loss control and claims management, and committed service to brokers, agents and insureds will enable us to expand our insurance program base to other environmental coverages not currently being provided. Since 1986, our insurance programs have helped asbestos abatement and other environmental remediation contractors and consultants, as well as property owners, perform remediation work in schools, hospitals, and commercial, industrial and other project sites.

        Our in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds’ technical capabilities and experience with similar projects to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. Our in-house loss control department also is involved in the underwriting process in reviewing technical work guidelines provided by insurance applicants, such as safety and health practices and procedures, as well as inspecting environmental remediation project sites and recordkeeping of insureds throughout the U.S.

        Our general and pollution liability policies for environmental risks cover bodily injury and property damage to third parties arising out of the operations of insureds, which may include losses arising from exposure to specific hazardous substances that are released during a remediation project. Coverages provided for professional liability protect insureds against claims arising out of bodily injury or property damage and/or negligent acts, errors or omissions which occur as a result of the performance of professional consulting, testing, laboratory and similar services, such as the failure to detect hazardous materials in connection with assessments for same, or the failure to properly design or monitor performance on remediation projects in accordance with contracts entered into by such insureds.

        We provide insurance coverage for a broad range of environmental risks, including:

o     Asbestos Abatement. Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980's and sought insurance for risks involved with its business. Since 1986, we have provided general, pollution and professional liability coverages as well as workers' compensation coverage for contractors and consultants involved with asbestos abatement.
o     Lead Abatement. We provide general, pollution and professional liability coverages and workers' compensation coverage for lead paint abatement contractors, consultants and property owners in connection with the abatement of lead paint from both public and private facilities, including housing authority sites.

o     Underground Storage Tank Removal and Installation. We provide general liability, pollution liability and professional liability coverages as well as workers' compensation coverage to contractors and consultants for the removal and installation of underground storage tanks, including associated soil remediation activities attributed to leaking underground storage tanks.
o     Other Hazardous Substances. We provide general liability, pollution liability and professional liability coverages, and workers' compensation coverage in connection with the removal and remediation of other hazardous substances, including hazardous waste, polychlorinated biphenyls (PCBs) and various petroleum products.

       Excess and Surplus Lines.

         Our U.S. insurance subsidiary, American Safety Indemnity, a licensed and approved excess and surplus lines insurer in 39 states and the District of Columbia, provides excess and surplus lines insurance products through certain surplus lines brokers for commercial casualty risks, general construction and products liability. These risks are typically of a specialized or unique nature that is not served by the standard insurance market. We are generally able to use more restrictive policy terms with less price competition for these risks. By writing this business through our excess and surplus lines insurer, we are less restricted by the rate and form filing regulations to which standard insurers must adhere, thereby giving us more freedom over the pricing we can charge for a risk as well as for the policy terms and conditions we offer.

         We utilize the services of independent insurance brokers and agencies to attract new business and retain existing clients. Currently, our excess and surplus business line is concentrated among the five brokers below:

                                                                Percentage of Total E&S Written
                    Name of Broker                           Premiums (through December 31, 2003)

International E&S Insurance Brokers, Inc.                                        28.9%
Sterling West Insurance Services, Inc.                                           22.8
Cooney, Rikard & Curtain of Illinois, Inc.                                       12.4
Brown & Ridling Insurance Services, Inc.                                         10.4
Lemac & Associates, Inc.                                                          9.5
                                                                                 84.0%

        We have been working with the above-mentioned brokers for a period of approximately five years.

       Program Business.

        Working with program managers, brokers, reinsurance intermediaries, our two U.S. insurance company subsidiaries and our non-subsidiary risk retention group affiliate, we target small and middle-market specialty niche and homogeneous groups of risks where the principal insurance requirements are general liability, professional liability or pollution liability. We seek to capitalize on program business opportunities, arising in large part from shrinking reinsurance availability and a decrease in the number of acceptable insurance companies willing to act as the policy-issuing insurer for a program.

        We differentiate ourselves from our competitors through the writing of program business in three ways:

o     we assume risk on programs where we anticipate that underwriting profits can be realized (as contrasted with traditional "fronting" arrangements);
o     we have the originators of the business share in the risk; and
o     we utilize a due diligence and audit team consisting of experienced insurance professionals to periodically monitor the management and administration of insurance programs.

        We combine our insurance and loss control expertise with our insurance and reinsurance programs. We work with brokers, reinsurance intermediaries and reinsurance companies to design profitable, customized insurance programs. Some examples of programs currently written include commercial packages for small businesses, dry cleaning operators, pest control operators, lawyers’ professional liability program, and bail bonds. We look for programs where we can take and assume a portion of the risk in addition to generating income from fees and commissions.

    Other Lines.

        Our U.S. insurance subsidiary, American Safety Casualty, is licensed to write surety bonds in 47 states and the District of Columbia, primarily providing contract performance and payment bonds to general construction and environmental contractors. “Surety” is a contract under which an insurer guarantees certain obligations of a second party to a third party. American Safety Casualty is listed as an acceptable surety on federal bonds, commonly known as a “Treasury Listed” or “T-listed” surety. During 2002, American Safety Casualty substantially reduced writing contract surety business as a result of adverse loss experience and the lack of affordable reinsurance.

        Prior to 2002, American Safety Casualty wrote commercial lines insurance primarily for habitational and manufacturing risks, workers’ compensation and general liability insurance for employee leasing companies (also known as professional employer organizations) and staffing industry companies. We continue to manage the run-off from these business lines.

        During 2003, we made the decision to exit the environmental workers’ compensation line of business when its results were not meeting our expectations. We continue to manage the run-off from this business line.

     Insurance Services.

        ASI Services provides insurance program development, underwriting, reinsurance placement, program management, brokerage, loss control, claims administration, marketing and administrative services to our U.S. insurance operations, our non-subsidiary risk retention group affiliate, and other third parties.

        ASI Services identifies and evaluates potential new program business and also receives submissions for new programs from insurance brokers and other intermediaries throughout the United States. When a submission for a new program is received, ASI Services identifies the resources needed to evaluate and develop the program. In evaluating and developing a new program, ASI Services considers the following factors:

o     whether the submitting party will bear risk and the collateral security required;
o     the analysis of historic loss data;
o     the integrity and experience of the submitting party;
o     the availability of reinsurance; and
o     the potential profitability of the program to us.

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

        ASI Services has developed many of our primary insurance and reinsurance programs. ASI Services also has served since 1990 as the program manager for our non-subsidiary risk retention group affiliate, providing it with program management, underwriting, loss control, brokerage, marketing and financial services pursuant to guidelines and procedures established by the board of directors of the American Safety RRG.

        ASI Services provides a number of services to our two U.S. insurance subsidiaries and to American Safety RRG. These services include:

o     program management services for the overall management and administration of a program;
o     underwriting services for evaluating individual risks or classes of risk;
o     brokerage services for placing risks with affiliated or unaffiliated insurers;
o     reinsurance services for placing reinsurance for a program;
o     loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses;
o     claims administration services for the prompt Reporting and handling of claims, and the supervision of claims adjusters and third party administrators;
o     marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and
o     administrative services, including data processing, billing, collecting and Reporting primary and reinsurance premiums, producing financial Reports on programs and paying claims.

        We have four other U.S. subsidiaries under the direction of ASI Services which provide various administrative and insurance agency services.

Underwriting

        ASI Services’ underwriting staff handles all insurance underwriting functions for programs on which we assume risk, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. ASI Services uses management information Reports to measure risk selection and pricing in order to control underwriting performance. The principal factors used by ASI Services for underwriting such risks include the financial stability of the business, its operating history, its loss histories and its demonstrated commitment to loss control practices.

Claims Management

        Claims arising under the policies and treaties issued or reinsured by us are reviewed and managed by ASI Services’ internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. For programs business, ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expenses.

Reinsurance

        “Reinsurance” is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) part or a significant portion of the liabilities that the ceding company has assumed under each insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including to obtain, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would support, to stabilize its underwriting results, to protect against catastrophic loss, and to enter into or withdraw from a line of business. Reinsurance can be written on either a quota share or excess of loss basis, under either a treaty or facultative reinsurance agreement.

       Reinsurance Ceded.

        We obtain reinsurance for our primary insurance operations from unaffiliated reinsurers to protect and mitigate our risk exposure. Our reinsurance program for general liability, pollution liability and professional liability, and excess and surplus lines risks operates on an excess of loss basis, with our current maximum exposure, on a per occurrence basis, limited to $500,000 for general liability, pollution liability and professional liability risks and $350,000 for excess and surplus lines risks. For workers’ compensation business written by us, our current maximum exposure is $500,000 per occurrence. Some of the reinsurance treaties that we maintain have aggregate limits of liability.

        We purchase reinsurance for our primary insurance business lines and our reinsurance business. Gross reinsurance premiums ceded in 2002 were $72.4 million, which constituted 45% of the gross premiums written, and in 2003 were $81.2 million, which constituted 38% of the gross premiums written. The amount of reinsurance obtained by us varies with the line of business insured or reinsured. We experienced increased reinsurance costs in 2002 and 2003, and expect such increased reinsurance costs to continue as a result of the hard reinsurance market cycle.

        We evaluate the credit quality of our U.S. reinsurers to which we cede business and the retrocessionaires which our U.S. reinsurers, in turn, cede business. The following table sets forth certain information relating to our unaffiliated reinsurers and retrocessionaires as of December 31, 2003, with recoverables in excess of 5% of our total shareholders’ equity including the amount of collateral that we hold or control:

                                                               Total
                                                           Recoverables
                                                                at          Collateral at
                                           A.M. Best       December 31,     December 31,     Net Exposure at
   Reinsurers                               Rating            2003(1)            2003       December 31, 2003
                                                                   (In thousands)
Berkley Insurance Company(2)                     A            $  23,654       $      821          $ 22,833
American Constantine                           N/A               14,414           15,841                 -
Alea North America                               A-              12,781            3,099             9,682
Folksamerica Reinsurance Company                 A                6,416              583             5,833
Other                                                            96,830           40,875            55,957
Total                                                         $ 154,095         $ 61,219          $ 94,305

-------------------------------------------------------------------------------------------------------------------
-
  Total recoverables includes recoverable amounts for paid losses, case reserves, incurred but not Reported reserves and ceded unearned premiums.

  During 2003, we received $20 million from Berkley Insurance Company in connection with the settlement of a dispute. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Litigation."

Selected Operating Information

       Gross Premiums Written.

        As a result of our roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, we are involved in a number of insurance and reinsurance premium and fee-generating activities. We place insurance and reinsurance with our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate. For the year ended December 31, 2003, we were involved with the placement of approximately $212.7 million of gross premiums written through our various programs and subsidiaries.

        Significant fluctuations in demand for and supply of various casualty insurance and reinsurance business lines have led to substantial premium rate fluctuations over time. Our management seeks to expand and contract various business lines based on the relative favorability of the premium pricing environment for our insurance products. As a writer of both primary insurance and reinsurance, we have additional flexibility to adjust our business mix in response to price differences in these markets and to utilize our knowledge of primary insurance markets to guide our assumption of insurance and reinsurance risks. During the first half of the past decade, we have operated in a soft market cycle which was characterized by excess insurance capacity and declining insurance premium rates; however, commencing in 2000, we have operated in a hard market cycle characterized by increased insurance premium rates and more restrictive terms and conditions for most insurance coverages in the commercial property and casualty market.

            Net Premiums Written.

        The following table sets forth our net premiums written by specialty industry for the years ended December 31, 2002 and December 31, 2003:

                                                    Year Ended December 31,
                                                2002                         2003
                                                    (Dollars in thousands)
Excess & surplus lines                 $ 46,195            53.1%     $ 75,952         57.7%
Environmental                            13,858            15.9        23,724         18.0
Program business                         19,062            21.9        25,007         19.0
Other                                     7,807             9.1         6,795          5.3
Total                                   $86,922           100.0%     $131,478        100.0%
Combined Ratio.

        The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The combined ratio of American Safety Insurance was 102.9% in 2001, 101.3% in 2002 and 96.8% in 2003.

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our Reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability. For instance, depending on our mix of business the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations. Historically, in computing our combined ratio we excluded certain expenses related to fee and commission income generated in our management and agency subsidiaries. On that basis, our combined ratio was 92.1% in 2001, 87.0% in 2002 and 86.6% in 2003.

Loss and Loss Adjustment Expense Reserves

        We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) Reported claims and (ii) incurred but not Reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections.

        With respect to Reported claims, reserves are established on a case-by-case basis. The reserve amounts on each Reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

        As of December 31, 2003, approximately 18.0% of our net reserves relate to liability associated with environmental insurance products, 18.9% of such reserves are attributable to the program business, 52.4% of such reserves relate to excess and surplus lines, and the balance of 10.7% of such reserves is allocated among surety, workers’ compensation and our other run-off lines of insurance business.

        In establishing reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and Reported losses; and the loss development method based on paid and Reported losses. The first method uses industry expected losses adjusted for our experience while the last method relies on industry payment and Reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and Reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

        All the methods used are generally accepted actuarial methods and rely in part on loss Reporting and payment patterns while considering the long tail nature of the coverages and inherent variability in projection results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon during the actuarial analysis to provide the basis for reserve analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected loss, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. A full actuarial analysis is performed annually, assessing the adequacy of statutory reserves established by management. A statutory actuarial opinion is filed with the various jurisdictions in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. “Statutory reserves” are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon practices and procedures employed by us, without regard to independent actuarial opinions, management believes that our reserves are adequate.

        The following table provides a reconciliation of beginning and ending loss and loss adjustment expense reserve liability balances on a GAAP basis for the years indicated:

                                                           Year Ended December 31,
                                                    2001          2002             2003
                                                                (In thousands)
Gross reserves, beginning of year                  $ 62,592     $ 137,391         $179,164
Ceded reserves, beginning of year                    35,727        89,657          109,543
Net reserves, beginning of year                      26,865        47,734           69,621

Incurred related to:
Current accident year                                44,507        40,297           60,598
Prior accident years                                  1,078         1,734            5,236
Total incurred                                       45,585        42,031           65,834

Claim payments related to:
Current accident year                                13,282         4,739            2,490
Prior accident years                                 11,434        15,405           17,922
Total claim payments                                 24,716        20,144           20,412

Net reserves, end of year                            47,734        69,621          115,043
Ceded reserves, end of year                          89,657       109,543          115,061
Gross reserves, end of year                       $ 137,391     $ 179,164        $ 230,104

        The negative development for prior years for 2001, 2002 and 2003 is made up of the following lines of business:

                                                  Year Ended December 31,
                                           2001            2002             2003
                                                      (In thousands)
Environmental                             $ (1,439)        $   66        $    (347)
Excess and Surplus                               -              -            1,387
Programs                                       605            279              296
Other                                        1,912          1,389            3,900
Total                                      $ 1,078        $ 1,734          $ 5,236

         Excess and surplus lines 2003 negative development is attributable to developing losses on (i) contractor’s liability business written in New York City during 1999 and 2000 and (ii) products liability on certain types of risk. The 2003 “Other” development is primarily due to $3.6 million of increases in workers’ compensation reserves reflecting claim development trends that exceeded actuarial modeling expectations. In response to this, we have changed our workers’ compensation valuation model to better reflect historical loss development patterns providing refined estimates of ultimate loss exposure for this run-off business.

        The 2001 “Other” development was primarily in our contract surety line as the result of a rapid expansion of construction activity in the growing U.S. economy in the 1990‘s, coupled with the shortage of construction labor, followed by a significant downturn in the economy which resulted in a substantial number of contractor defaults. In “Other” development for 2002, premium increased on our assumed workers’ compensation business (which has been terminated) for prior years which resulted in negative development.

        The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1993 through 2003 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet Reported to us. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy(deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                                (1)Year Ended December 31,
                              1993     1994    1995     1996     1997     1998    1999     2000     2001      2002     2003

                                                                      (In thousands)
Gross reserves               $ 4,798  $ 6,048 $ 8,294  $ 8,914  $11,572  $14,701 $20,413  $50,509  $137,391  $179,164$230,104
Re-estimated at 12/31/03       1,458    2,661   5,767    8,053   12,123   16,028  30,589   72,918   163,340   187,336
Cumulative redundancy
(deficiency) on gross
reserves                       3,340    3,387   2,527      861     (551) (1,327)(10,176) (22,409)  (25,949)  (8,172)
Ceded reserves                     -        -       6       45      779    1,841   6,065   27,189    89,697  109,543  115,061
Re-estimated at 12/31/03           -        -       -      101    1,618    4,033  14,079   43,676   109,428  112,479
Cumulative redundancy
(deficiency) on ceded
reserves                           -        -       6      (56)    (839)  (2,192)(8,014)  (16,487)  (19,771)  (2,936)
Net reserves for unpaid
losses and loss adjustment
expenses                       4,798    6,048   8,288    8,869   10,793   12,860  14,348   23,320    47,734    69,621  115,043
Net Reserves re-estimated
at December 31:
1 year later                   4,653    5,854   7,482    9,850   11,460   12,298  15,498   24,837    49,469    74,857
2 years later                  4,584    5,381   7,518    9,926   12,244   12,967  15,541   26,853    53,912         -
3 years later                  3,920    4,823   7,398    9,606   12,550   12,677  16,452   29,242         -         -
4 years later                  3,063    4,373   7,027    9,767   11,556   13,054  16,510        -         -         -
5 years later                  2,740    3,941   7,251    8,677   11,558   11,995       -        -         -         -
6 years later                  2,535    4,062   6,261    8,646   10,505        -       -        -         -         -
7 years later                  2,641    3,324   6,329    7,952        -        -       -        -         -         -
8 years later                  2,002    3,005   5,767        -        -        -       -        -         -         -
9 years later                  1,681    2,661       -        -        -        -       -        -         -         -
10 years later                 1,458        -       -        -        -        -       -        -         -         -
Cumulative redundancy
(deficiency) on net reserves   3,340    3,387   2,521      917      288      865 (2,162)  (5,922)   (6,178)    (5,236)
Cumulative amount of net
liability paid through
December 31:
1 year later                     152      501     931    1,827    2,880    3,612   5,243   10,514    15,406    17,873
2 years later                    382      997   2,056    3,506    6,057    6,565   9,616   15,865    28,577         -
3 years later                    621    1,552   2,906    4,918    7,443    9,058  11,060   22,750         -         -
4 years later                    776    1,899   3,656    6,034    8,991    9,086  13,558        -         -         -
5 years later                  1,064    2,162   4,619    6,638    8,479    9,895       -        -         -         -
6 years later                  1,252    2,428   4,906    6,362    9,320        -       -        -         -         -
7 years later                  1,500    2,617   4,793    7,017        -        -       -        -         -         -
8 years later                  1,500    2,259   5,266        -        -        -       -        -         -         -
9 years later                  1,180    2,559       -        -        -        -       -        -         -         -
10 years later                 1,413        -       -        -        -        -       -        -         -         -

Net reserves December 31       4,798    6,048   8,288    8,869   10,793   12,860  14,348   23,320    47,734    69,621  115,043
Ceded Reserves                     -        -       6       45      779    1,841   6,065   27,189    89,657   109,543  115,061
Gross Reserves               $ 4,798  $ 6,048 $ 8,294  $ 8,914  $11,572  $14,701 $20,413  $50,509  $137,391  $179,164 $230,104

(1)    Only years ended December 31, 2001, 2002 and 2003 include the consolidated values of American Safety RRG.

Investments

        We employ an independent, nationally recognized investment management company to provide investment advisory services to us, subject to the investment policies and guidelines established by our board of directors. We have consistently invested primarily in investment grade fixed income securities, with the objective of providing reasonable returns while limiting liquidity risk and credit risk. Our investment portfolio consists primarily of government and governmental agency securities and high quality marketable corporate securities which are rated at investment grade level.

        At December 31, 2002, our total assets of $389.3 million consisted of the following: cash, investments and notes receivable 48%; premiums receivable and agent’s balances 5%; reinsurance recoverables 39%; and other assets 8%. At December 31, 2003, our total assets of $514.3 million consisted of the following: cash, investments and notes receivable 57%; premiums receivable and agent’s balances 5%; reinsurance recoverables 30%; and other assets 8%.

        Our cash and investments at December 31, 2003 totaled approximately $290.4 million, and were classified as follows:

                                                                                                 Percent of
           Type of Investment                                                Amortized Cost        Portfolio
                                                                                      (In thousands)
Cash and short-term investments                                                 $ 37,834             13.0%
United States government securities                                               59,335             20.4
States of the U.S. and political subdivisions of the states                       22,344              7.7
Mortgage-backed securities                                                        48,966             16.8
Corporate bonds                                                                   81,522             28.1
Equities                                                                           2,520              0.9
Real estate                                                                       37,856             13.1
                                                                          ----------------------------------------
                                                                          ----------------------------------------
Total                                                                            290,377            100.0%
                                                                                    ========================================

        The fair values of our bond portfolio, classified by rating, as of December 31, 2003 were as follows (in thousands):

         S&P's/Moody's Rating(1)                                              Fair         Percent of
                                                                              Value          Total
AAA/Aaa (including United States Treasuries of $39,915)                     $ 128,841           60.2%
AA/Aa                                                                          14,951            7.0
A/A                                                                            57,830           27.0
BBB/Baa                                                                        12,421            5.8
                                                                        --------------------------------
                                                                        --------------------------------
Total                                                                       $ 214,043          100.0%
                                                                        ================================
  Ratings are assigned by Standard & Poor's, a division of The McGraw-Hill Companies, Inc. or, if no such rating is available, by Moody's Investors Service Inc.

        The National Association of Insurance Commissioners has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2003, all of our portfolio was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

        The weighted average maturity of our bond portfolio at December 31, 2003, was 3.91 years. The maturity distribution of our bond portfolio, as of December 31, 2003, based on stated maturity dates with no prepayment assumptions, was as follows:

   Maturity                                                                                  Amortized           Fair
                                                                                               Cost             Value
                                                                                                  (In thousands)
Due in one year or less                                                                    $    4,483        $     4,545
Due from one to five years                                                                     84,969             86,047
Due from five to ten years                                                                     47,775             48,805
Due after ten years                                                                            25,975             26,370
Mortgage-backed securities                                                                     48,966             48,276
                                                                                        ------------------------------------
                                                                                        ------------------------------------
Total                                                                                       $ 212,168          $ 214,043
                                                                                        ====================================

        Our mortgage-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans.

        At December 31, 2003, we had two notes receivable secured by real property from an unrelated party which were in default. The notes were carried on the balance sheet at $1.4 million (which is net of a valuation allowance of $4 million). We ceased accruing interest on these loans after the original maturity dates in 2001. We filed suit on these notes against the borrower and the guarantors. In January 2004, the Company entered into a settlement agreement under which modified repayment terms the borrower is required to pay $5.4 million to us. The first payment under the settlement agreement of $1.4 million was received by the Company during the first quarter of 2004, and the next payment of $3.1 million is due on July 30, 2004. The impairment charge was the result of the review of the 2003 financial performance of the golf course property which secures the loan, coupled with a general economic decline in the value of golf course properties. In connection with the preparation of the Company’s year end financial statements, it was determined that the market value of the collateral no longer supported the note receivable and the charge was required under GAAP. During 2003, we received $984,518 in payments on these impaired notes, and in the first quarter of 2004, we have collected $1.4 million owed us in accordance with the settlement agreement. If the balance of the payments required under the settlement agreement are received, such payments will be recorded as income in that period through a reduction of the established valuation allowance.

Our Non-Subsidiary Affiliate

        Following the enactment of the Risk Retention Act, we assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. American Safety RRG is not owned by us but is managed by ASI Services, our principal U.S. program development, underwriting and administrative services subsidiary. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the “Vermont Department”) under the Vermont Captive Act as a stock captive insurance company. Presently, five of the directors of American Safety RRG, David V. Brueggen, William O. Mauldin, Jr., Thomas W. Mueller, Frederick C. Treadway and Stephen R. Crim, are also directors of American Safety Insurance. The directors of American Safety RRG are elected annually by the insureds/shareholders of American Safety RRG.

        American Safety Insurance transferred its book of primary insurance business to American Safety RRG in 1988 and American Safety RRG replaced American Safety Insurance as the policy issuing carrier insuring general liability, pollution liability and professional liability risks for contractors, consultants and other businesses and property owners who are involved with environmental remediation or related activities. We then became the quota share reinsurer of the risks transferred and subsequently underwritten by American Safety RRG. All reinsurers of American Safety RRG are required to be approved as reinsurers by the Vermont Department, and we have been an authorized reinsurer of American Safety RRG since 1988. Our insurance subsidiaries participate in the on-going business of American Safety RRG through a pooling agreement whereby we retain 75% of the premiums and risk from the insurance business of American Safety RRG.

         In December 2003, the FASB issued Interpretation No. 46 revised December 2003, Consolidation of Variable Interest Entities which requires the financial statements of American Safety RRG be consolidated in our financial statements. See Note 1(o) of our financial statements for more information relating to this matter. As a result, the financial information presented herein, unless specifically noted, includes balances of American Safety RRG.

Regulatory Environment

         Insurance Regulation Generally.

        Our primary insurance and reinsurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for the policyholders rather than to protect shareholders of insurance companies or their holding companies.

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

        Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The “statutory surplus” is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and determined in accordance with SAP.

     Bermuda Regulation.

        Our Bermuda reinsurance subsidiary, American Safety Reinsurance, is subject to regulation under The Insurance Act 1978, as amended, and related regulations (the “Bermuda Act”), which provides that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).

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

        Neither American Safety Insurance nor American Safety Reinsurance is registered or licensed as an insurance company in any state or jurisdiction in the United States.

            U.S. Regulation.

        As a Bermuda insurance holding company, we do not do business ourselves in the United States. We do business in the United States through our U.S. subsidiaries. Our two U.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

        We acquired American Safety Casualty, a U.S. insurance subsidiary domiciled in Delaware, in 1993. American Safety Casualty is currently licensed as a casualty insurer in 48 states and the District of Columbia. The insurer is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted insurer. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. The insurance laws of Delaware place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Delaware law, no person may obtain 10% or more of our voting securities without the prior approval of the Delaware Insurance Department.

        American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which direct premiums are written for its general liability and workers’ compensation business lines. Under such regulations, a licensed insurer may be required to file and obtain prior approval of its policy form, and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds of insurers which become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in such funds are based on direct premiums written by participating insurers, as a percentage of total direct written premiums of all participating insurers. “Written premiums” are those premiums written, whether or not earned, during a time period.

        We acquired American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 39 states and the District of Columbia. American Safety Indemnity is subject to examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance. Under Oklahoma law no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

        The premium rates of American Safety Indemnity, as an excess and surplus lines insurer, are not filed and approved with the various state insurance departments, but certain restrictions regarding the types of insurance written by excess and surplus lines insurers still must be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if “admitted” insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be “approved” to write the type of insurance in the states where its surplus business lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

       Regulation of Our Non-Subsidiary Affiliate.

        The Risk Retention Act facilitates the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to “liability” insurance and does not permit coverage of personal risk liability or workers’ compensation.

        The Risk Retention Act and the Vermont Captive Act require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of American Safety RRG’s common stock upon the acceptance of the applicant as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, such person’s share of common stock is automatically canceled and such person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act and the Securities Exchange Act and are likewise not considered securities for purposes of any state securities law.

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

Harbour Village Development

        In March 2000, we announced our plans to complete development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units (presently estimated), a marina containing 142 boat slips, a par-3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by us through foreclosure in April 1999, and has been under development by our subsidiary Ponce Lighthouse Properties, Inc., and our general contracting subsidiary, Rivermar Contracting Company. We anticipate development of Harbour Village will be completed in 2005. We do not plan to engage in any additional real estate development activities.

        Harbour Village is being developed in three phases with projected completion in 2005, depending on future sales activities and economic conditions that may impact the marketing of the condominium units. From inception through December 31, 2003, our marketing efforts had generated over $183 million of pre-sales of condominium units and boat slips, and we continue to market these units. Pre-sales of condominium units and boat slips mean that the purchaser has entered into a binding sales contract and we have received a deposit for a condominium unit or boat slip that will be built in the future. Pre-sales are recorded as restricted cash and escrow deposits until the specified condominium unit or boat slip closes. See “Harbour Village Development Chart” on page Exhibit 99.

Employees

        At December 31, 2003, we employed 122 persons, none of whom was represented by a labor union. ASI Services employs all but one of our employees and manages our U.S. business operations. We employ a senior financial officer in Bermuda. The Company believes its relations with its employees are good.

Risk Factors

        Our insurance operations are subject to the following risk factors, among others, in addition to the information (including disclosures relating to forward-looking statements) set forth elsewhere in this Report:

         Industry Cyclicality; Potential Fluctuations in Financial Results.

        The financial results of casualty insurance companies historically have been subject to significant fluctuations and may vary significantly in the future. Operating results may fluctuate due to a variety of factors, including competitive conditions in the industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in liabilities established by insurance and reinsurance to reflect the estimated costs of claims payments (known as loss reserves) according to their insurance or reinsurance contracts, collectibility of reinsurance receivables, market acceptance of new coverages or enhancements, legal interpretations of policy provisions, changes in operating expenses, fluctuations in interest rates and other changes in investment markets which affect market prices of investments and income from such investments, and changes in levels of general business activity and economic conditions. We have experienced increased competitive pricing pressures in almost all of our insurance business lines in recent years. Recently, however, the insurance industry has progressed from a “soft market” (wherein insurers could not charge higher premiums) to a “hard market” (wherein insurers can charge higher premiums). These markets are cyclical and may change at any time.

        In addition, insureds are eligible for renewal of their policies on different anniversary dates, subject to underwriting and loss control criteria that we develop. If a large number of insureds were to decline to renew their policies or if their policies were not renewed in a given calendar quarter, our results of operations could be materially adversely affected in the renewal quarter and subsequent quarters.

         Significant Industry Concentration; Specialty Industry Risks.

        Due to our focus on insuring specialty risks, such as the environmental remediation and contracting, our operations could be more exposed than our more diversified competitors to the effects of changes in economic conditions, regulations and legal precedents affecting such specialty industries. These changes may include, but are not limited to, economic downturns that may adversely impact the building and real estate development industry, and the degree of enactment and enforcement of federal and state environmental regulations that encourage or require environmental remediation efforts.

      Dependence and Availability of Reinsurance.

        The availability, amount and cost of reinsurance are subject to prevailing market conditions that are beyond our control and that affect our business, financial condition and operating results. Our business depends significantly upon our ability to limit risk exposure by ceding (i.e., transferring to others) significant amounts of the potential liability arising from risks insured or reinsured by us. As a result of these factors, it is unclear if such reinsurance will continue to be available or available at an affordable cost. If we were unable to maintain or replace reinsurance treaties upon their expiration, either exposures would increase or, if unwilling to bear such increase in exposures, we would be required to reduce the level of our underwriting commitments. Furthermore, we are subject to credit risk with respect to our reinsurers, as the ceding of risk to reinsurers does not relieve us of our primary liability to our insureds. Although we place our reinsurance with reinsurers we believes to be financially stable, a significant reinsurer’s inability or unwillingness to make payment under the terms of a reinsurance treaty could have a material adverse effect on our business, financial condition and/or operating results.

      Possible Inadequacy of Loss Reserves.

        The establishment of appropriate loss reserves is an inherently uncertain process, particularly in the environmental remediation industry, contracting industry, other specialty and excess and surplus lines risks, where claims that have occurred may not be Reported to an insurer until future periods of time. Due to the uncertainties inherent in our business lines, the possibility exists that ultimate losses could exceed the current loss reserves. Insurers are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to Reported and unReported claims incurred. Reserves are estimates at a given time involving actuarial and statistical projections of what is expected to be the cost of the ultimate settlement and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. We engage an internationally recognized actuarial consulting firm to provide reserve studies and rate studies. To the extent that loss reserves prove to be inadequate in the future, we would have to increase our reserves and incur charges to earnings in the periods such reserves are increased, which would cause fluctuations in operating results and could have a material adverse effect on our business, financial condition and/or operating results.

      Reliance on Independent Insurance Agencies and Brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and/or operating results. We market our insurance programs primarily through approximately 205 independent insurance agencies and brokerage firms. Agencies and brokers are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, our business depends in part on the marketing efforts of these agencies and brokers and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these agencies and brokers.

      Risks Associated with Growth Strategy.

        Our growth strategy includes potential strategic acquisitions, as well as continued internal growth, particularly of our specialty business lines, and development of new insurance lines. If unable to implement the growth strategy effectively, our business, financial condition and/or operating results could be materially adversely affected. Although the Company is not engaged in negotiations with respect to any acquisition, any future acquisition would be accompanied by risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty in assimilating the operations and personnel of an acquired company; potential disruption to ongoing business; inability to successfully integrate acquired systems and insurance programs into existing operations; maintenance of uniform standards, controls and procedures; and possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management. Due to these risks and other unforeseen factors, we may not be able to successfully implement our strategy for continued internal growth and may not be successful in overcoming the risks or any other problems customarily encountered in connection with an acquisition or development of new insurance lines.

      Importance of Industry Ratings.

        Increased public and regulatory scrutiny of the financial stability of insurance companies have resulted in greater emphasis by policyholders upon insurance company ratings, with a resultant potential competitive advantage for insurance companies with higher ratings. In December 2003, A.M. Best, an independent nationally recognized insurance industry rating service and publisher, reaffirmed a rating of “A (Excellent)", with a “stable” outlook, for the American Safety group of companies, including our Bermuda reinsurance company, our U.S. insurance subsidiaries and our non-subsidiary risk retention group affiliate. Because A.M. Best continually monitors insurance companies with regard to their ratings, that group rating could change at any time, and any downgrade of such rating could adversely affect the business, financial condition and/or results of operations. A.M. Best’s ratings represent an independent opinion of an insurer’s ability to meet its obligations to policyholders which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation.

      Regulation.

        Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. Such regulation may limit the ability or the speed with which we could respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or insurance holding companies. Insurance regulation relates to authorized lines of business, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and nonfinancial components of an insurance company’s business. Any changes in insurance laws and regulations could materially adversely affect our business, financial conditions and/or operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

        Environmental Regulation. Environmental remediation activities and other environmental risks are highly regulated by both federal and state governments. Environmental regulation continually is evolving and changes in the regulatory patterns at federal and state levels may have a significant effect upon potential claims against us. Such changes may also affect the demand for the types of insurance we offer and the availability or cost of reinsurance. We are unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future or how they might be interpreted.

      Potential Risk of United States Taxation of Bermuda Operations.

        Bermuda’s tax laws are more favorable to American Safety Insurance, a Bermuda company, and our Bermuda reinsurance subsidiary, American Safety Re, than the United States’ tax laws because these Bermuda companies are not obligated to pay any taxes in Bermuda based upon income or capital gains. If our Bermuda-based operations were determined to be subject to United States taxation, our results of operations could be materially adversely affected. The United States Internal Revenue Code of 1986, as amended, does not contain a definitive identification of activities that constitute being engaged in a United States trade or business, and the possibility exists that the Internal Revenue Service will take the position that our Bermuda-based operations are engaged in a United States trade or business and therefore are subject to United States income taxation. Exclusive of our U.S. subsidiaries, American Safety Insurance does not consider itself to be engaged in a trade or business in the United States and accordingly do not expect to be subject to United States income taxation. Our U.S. subsidiaries are subject to United States taxation.

Item 2.      Properties

        Our Bermuda offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal offices of our U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3.     Legal Proceedings

        The Company, through its subsidiaries, is routinely a party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on the Company’s financial condition or operating results, except for the following matters.

        Berkley Reinsurance Recoverables Arbitration. During 2001, one of our former reinsurers, Berkley Insurance Company (“Berkley”), disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. Berkley is a subsidiary of W.R. Berkley Corp. (NYSE: BER). As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley stopped reimbursing us for amounts due under such treaties and requested that we retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. We instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of the arbitration, we settled our reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse us for all paid losses outstanding as of December 31, 2002 and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration for such an agreement, we agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from our other claims in the arbitration.

        Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings. The Court denied our motion in December 2003 and the remaining issues in the case will now proceed to trial in 2004. After the trial, we will have the right to appeal all adverse prior rulings in the case.

Item 4.      Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Management of the Company

        The following table provides information regarding the management of the Company. Biographical information for each of such persons is set forth immediately following the table.

                   Name                         Age                                    Position

      Stephen R. Crim .............              40            President, Chief Executive Officer and Director

      Joseph D. Scollo, Jr.........              40            Executive Vice President

      Steven B. Mathis ............              36            Chief Financial Officer

      Fred J. Pinckney ............              56            General Counsel and Secretary

      J. Jeffrey Hood .............              40            Senior Vice President-Technical Services

      Gary J. Campbell ............              37            Vice President-Finance

        Stephen R. Crim became President and Chief Executive Officer of the Company on January 1, 2003 and he became President of the Company's insurance and reinsurance operations effective January 1, 2002. Previously, Mr. Crim had been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 18 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from the Indiana University in 1986.

        Joseph D. Scollo, Jr. became Executive Vice President of the Company on January 1, 2003 and was Senior Vice President - Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 15 years experience in the insurance industry. Mr. Scollo received a Bachelor of Science degree in business from Western New England College in 1985 and is a certified public accountant.

        Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously, he was the Company’s controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 15 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

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

        J. Jeffrey Hood is Senior Vice President-Technical Services of ASI Services and is responsible for loss control, claims, regulatory and information technology matters. Prior to joining the Company in 1990, Mr. Hood served as a consultant for a national technical engineering firm for four years. Mr. Hood has 17 years of experience relating to risk management in the environmental remediation industry. Mr. Hood received a Bachelor of Science degree in petroleum engineering from Mississippi State University in 1985.

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

[The Remainder of this Page Intentionally Left Blank]

         PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of March 29, 2004, there were approximately 2,200 holders of the Company’s common shares.

        The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2002                                                   High                     Low
------------------------------------------------------------------------------   ----------------       -------------------
------------------------------------------------------------------------------   ----------------       -------------------

First Quarter                                                                        $ 9.75                  $ 8.65
Second Quarter                                                                         9.39                    8.08
Third Quarter                                                                          8.85                    7.74
Fourth Quarter                                                                         7.75                    5.80

Fiscal Year Ended December 31, 2003                                                   High                     Low
------------------------------------------------------------------------------   ----------------       -------------------
------------------------------------------------------------------------------   ----------------       -------------------

First Quarter                                                                        $ 7.33                  $ 6.69
Second Quarter                                                                         9.15                    6.18
Third Quarter                                                                         13.60                    9.03
Fourth Quarter                                                                        14.00                   11.85

        The Company issued four quarterly cash dividends of $0.12 per common share to shareholders of record during fiscal year 2002. The Company issued no cash dividends during fiscal year 2003. Future cash dividends will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety. The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

Equity Compensation Plan Information
                                                                                             (c)
                                                                                     Number of securities
                                     (a)                          (b)               remaining available for
                              Number of securities to       Weighted-average         issuance under equity
                              be issued upon exercise       exercise price of         compensation plans
                              of outstanding options,     outstanding options,       (excluding securities
       Plan category            warrants and rights        warrants and rights     reflected in column (a))
       -------------                     ----------                 ----------               --------------
Equity  compensation  plans
approved     by    security
holders(1)                             943,550                     76.0                       544,283
Equity  compensation  plans
approved     by    security
holders(2)                               9,378                      N/A                        75,422
Equity  compensation  plans
not  approved  by  security
holders(3)                              65,500                      7.08                            0
                                     ---------                                          -------------
Total                                1,018,428                                               619 705
  Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
  Includes securities available for future issuance under the 1998 Directors Stock Award Plan.
  Includes securities available for future issuance prior to the adoption of the 1998 Incentive Stock

Option Plan, the Company issued an option to purchase 65,500 shares to an officer at an exercise price of $7.08 which represented the fair market value of the common shares on the date of grant.

         On May 22, 2003, we completed an $8 million placement of trust preferred securities. The securities have a floating interest rate equal to the three-month LIBOR plus 4.20% and mature in 30 years. The securities can be redeemed by American Safety Insurance commencing in five years. Payments under the trust preferred securities are guaranteed by American Safety Insurance Holdings, Ltd. We, through a subsidiary statutory trust, along with other insurance and insurance holding company participants, issued trust preferred securities to an investment pool for which Sandler O'Neill & Partners, L.P. and others acted as placement agents. We used the $8.5 million of net proceeds from the offering to support the growth of our insurance business, to repay short-term debt and for general corporate purposes. The placement of the securities was exempt from registration pursuant to Regulation D.

         On September 30, 2003, we completed a $5 million private placement of trust preferred securities. The securities have a floating interest rate equal to the three-month LIBOR plus 3.95% and mature in 30 years. The securities can be redeemed by American Safety Insurance commencing in five years. Payments under the trust preferred securities are guaranteed by American Safety Insurance Holdings, Ltd. We, through a subsidiary statutory trust, along with other insurance and insurance holding company participants, issued trust preferred securities to an investment pool for which Merrill Lynch International and others acted as placement agents. We used the $4.85 million of net proceeds from the offering to support the growth of our insurance business, to repay short-term debt and for general corporate purposes. The placement of the securities was exempt from registration pursuant to Regulation S.

Item 6.    Selected Financial Data

        The following table sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet and income statement data have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Report.

                                                      YEAR ENDED DECEMBER 31,
                                          (In thousands except per share data and ratios)

                                   1999         2000         2001          2002           2003
Statement of operations data:
Gross premiums written          $ 28,623      $97,632     $163,018       $ 159,290     $ 212,667
Gross premiums earned             21,538       63,123      151,139         145,308       184,403
Net premiums earned               18,268       33,516       73,311          73,582       109,334
Net investment income              3,257        3,008        4,064           4,388         5,801
Net realized gains (losses)          174         (518)         752             685         3,139
Real estate sales                      -            -       27,561          51,780        57,555
Total revenue                     26,342       41,768      108,418         130,663       175,991
Losses and loss adjustment
expenses incurred                  7,736       20,090       45,585          42,031        65,834
Acquisition expenses               4,875        8,271       15,859          14,507        21,818
Real estate expenses                   -          542       25,126          48,527        53,999
Earnings (loss) before income
taxes                              6,003       (2,520)       5,304           3,403        10,090
Net earnings (loss)                5,920       (1,363)       4,154           2,484         7,414
Net earnings (loss) per share:
Basic                              $ 0.99      $ (0.25)      $ 0.87         $ 0.52         $ 1.45
Diluted                            $ 0.98      $ (0.25)      $ 0.84         $ 0.51         $ 1.42
Common shares and common share
equivalents used in computing
net basic earnings (loss) per
share                              6,006        5,496        4,797           4,736         5,106
Common shares and common share
equivalents used in computing
net diluted earnings (loss)
per share                          6,032        5,497        4,933           4,871         5,234

Balance sheet data (at end of
period):
Total investments, excluding
real estate                     $ 53,197     $ 67,643     $ 90,078        $111,926      $222,418
Total assets                     114,355      230,308      322,520         389,342       514,260
Unpaid losses and loss
adjustment expenses               23,709       62,592      137,391         179,164       230,104
Unearned premiums                 11,384       48,909       59,768          71,675        99,939
Loan payable                           -       11,435       16,403          22,182        30,441
Total liabilities                 53,317      172,505      262,540         326,890       418,916
Total shareholders' equity        61,038       57,803       59,980          62,452        95,344

GAAP ratios:
Loss and loss adjustment
expense ratio                        42.4%        59.9%       62.1%           57.1%        60.2%
Expense ratio                        58.6%        57.8%       40.8%           44.2%        36.6%
Combined ratio                      101.0%       117.7%      102.9%          101.3%        96.8%
Net premiums written to equity        0.3X         0.8X        1.4X            1.4X         1.4X

Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

        Net earnings for the year ended December 31, 2003 increased to $7.4 million, or $1.42 per diluted share, from $2.5 million, or $.51 per diluted share for the same period of 2002. The Company’s net earnings are detailed as follows (in thousands):

                                                     Year Ended                  Year Ended
                                                 December 31, 2003            December 31, 2002

      Insurance Operations                              $7,076                     $3,618
      Real Estate Operations                             2,218                      1,900
      Other, including realized gains and
        (losses)                                         2,020                       (566)
      Earnings before Impairment of Note                11,314                      4,952
        Receivable
      Impairment of Note Receivable                     (3,900)                    (2,468)
      Net Earnings                                     $ 7,414                     $2,484

        The increase in net earnings from insurance operations was due to strong underwriting profits in the Company’s core environmental, excess and surplus and program business lines. The increase in net earnings from real estate operations was due to increased closings of condominium units and boat slips at Harbour Village. The impairment of the note receivable was established in connection with the preparation of our year end financial statements as a result of the review of the 2003 financial performance of the golf course property which secures the loan, coupled with a general economic decline in the value of golf course properties. Total revenues for the year ended December 31, 2003 increased 35% to $176 million as compared to the same period of 2002 as a result of increased net premiums earned, investment income and realized gains from the sale of investments. Net premiums earned for the year ended December 31, 2003 increased 49% to $109 million from the same period of 2002 due to increases in net premiums earned in the Company’s core lines of business. Net cash flow from operations increased to $80 million for the year ended December 31, 2003 from $38 million in the same period of 2002.

         The following table breaks out the significant components of our consolidated revenues:

                                                             Year Ended December 31,
                                                                                      2001            2002
                                                                                       to              to
                                      2001           2002            2003             2002            2003
                                             (Dollars in thousands)
Net premiums earned:
   Environmental                      $11,380      $ 11,789         $ 19,872           3.6%           68.5%
  Excess and Surplus                   23,897        37,162           59,093          55.5            59.0
  Programs                              8,887        13,719           22,910          54.4            66.9
  Other                                29,147        10,912            7,459         (62.5)          (31.6)
Total net premiums earned              73,311        73,582          109,334           0.4            48.6

Net investment income                   4,064         4,388            5,801           7.9            32.2
Net realized gains                        752           685            3,140          (8.9)          358.4
Real estate income                     27,561        51,781           57,555          87.8            11.2
Other income                            2,730           227              161         (91.6)          (29.4)

Total Revenues                       $108,418      $130,663         $175,991          20.5%           34.7%

         The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                                     Year Ended December 31,
                                                                2001            2002          2003
Insurance operations
      Loss & loss adjustment expense ratio                       62.1%           57.1%         60.2%
      Expense ratio                                              40.8            44.2          36.6
                  Combined ratio                                102.9%          101.3%         96.8%

Net Premiums Earned

        Environmental. After two years of stable premium production, 2003 was a strong year for our environmental line. We saw revenue generation from our 2001 strategic decision to start ProStar Online (ProStar), an electronic submission, rating and quoting system for our small account business. New business submissions through ProStar increased 100% over the prior year to $3.6 million. Total ProStar production increased 100% over the prior year to $9.4 million. This system has allowed us to significantly increase our policy counts while minimizing additional overhead costs necessary to produce such increased volume. We are also now seeing the benefits of our 2002 strategic decision to open a second sales office in Cherry Hill, New Jersey, allowing us to capitalize on the “favorable” market conditions associated with non-ProStar accounts, the larger accounts in the market we serve. Overall non-ProStar written premium increased 34% to $21.9 million in 2003.

        Excess and Surplus. Our excess and surplus lines continue to capitalize on current market conditions, specifically, the lack of insurance capacity for certain construction risks. As our growth allows for increased capacity in this unit, we strive to diversify our risk portfolio both geographically and by class of business. We continue to work with a small core group of producers to identify selected risks for our portfolio. Renewal premium rate increase of 15% or more was not uncommon. Our calendar year policy count rose from 189 in 2001 to 263 in 2002 to 425 in 2003. We have maintained our underwriting discipline while growing our book of business.

        Programs. Our program business is seeing growth in net premiums earned through modifications to our underlying program model. Historically, we have not retained significant portions of risk (<10%) in this line; however, as we see opportunities to generate underwriting profits on existing programs, we are poised to take advantage of those opportunities. Hence, effective in 2002, we took significant risk (70%) on a pest control operators program and in 2002 and 2003 ave expanded our risk position in other programs (10-25%). Based on the opportunities available in the marketplace, we will continue to look for specialty niche program opportunities where we can take more significant risk positions. These increased retentions have driven the substantial increases in earned premiums.

        Other. The decrease in other premium earnings is attributable to our exiting specific lines of business that no longer fit in our business model. During the first quarter of 2003, we made the decision to only offer renewal policies for workers’ compensation business; that line will be in full run-off mode starting in the second quarter of 2004. In 2001 and 2002, we exited the employee leasing and staffing workers’ compensation line, exited habitational/manufacturing commercial lines, and substantially reduced surety writings due to adverse loss experience and the lack of affordable reinsurance.

Net Investment Income

         The 32% increase in net investment income from 2002 to 2003 is attributable to an increase in our invested assets offset by a decrease in our investment yield. Average invested assets increased from $101 million to $167.2 million for 2003; our pre-tax investment yield decreased from 4.5% to 3.5%, 2002 to 2003. This decrease is consistent with overall market interest rate declines in the last few years. The 8% increase in net investment income from 2001 to 2002 is similarly attributable to increases in our invested assets offset by a decrease in our investment yield. Average invested assets increased from $78.9 million for 2001 to $101 million for 2002; our pre-tax investment yield decreased from 5.6% to 4.5% from 2001 to 2002. This decrease is consistent with overall market interest rate declines in the last few years.

Net Realized Gains

         As a result of the historically low interest rate environment of early 2003, we chose in the second quarter to realize certain interest sensitive gains in our bond portfolio. This sale of bonds contributed $3 million of our total net realized gains for the year.

Real Estate Income

        Real estate income was $58 million in 2003, $52 million in 2002, and $28 million in 2001. This revenue is generated from closings of condominium units and boat slips at our real estate project known as Harbour Village. We do not recognize revenue until a closing occurs and title passes to the buyer. The following chart shows the number of condominium units and boat slips that were closed each year:

                                                              2001               2002              2003
         Condominium Units                                      102               160               197
         Boat Slips                                              59                62                17
         Total                                                  161               222               214

     The closings of units began in September 2001 when the first building received its certificate of occupancy. This is the reason the closings are lower in 2001 as compared to 2002 and 2003. During 2004, we expect to close the remaining units at Harbour Village, and we do not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village will be redeployed into our insurance operations as the project is completed.

Loss and Loss Adjustment Expense Ratio

         Our 2003 ratio increased 3.1 points from 57.1% to 60.2% due to a combination of factors. Negative reserve development contributed an additional 5 percentage points to the 2003 loss ratio. That development was primarily associated with adverse loss experience on our workers' compensation lines currently in run-off. See discussion under the Loss and Loss Adjustment Expense Reserve heading in Item 1 of this Report for further information. An offsetting factor to such reserve development was the continuing implementation of our growth strategies in our core business lines. Those business lines continue to project overall loss and loss adjustment expense ratios from the mid 40% to high 50% range depending on the line of business.

         Our 2002 ratio decreased 5 points from 62.1% to 57.1% due to the following combination of factors. Positively impacting the ratio were the decisions to exit certain workers' compensation classes of business, exit the commercial lines business and to significantly reduce our surety line production. Those lines had overall loss and loss adjustment expense ratio projections of 75% and above and contributed approximately 25% and 4% of the total loss experience during 2001 and 2002, respectively. Primarily offsetting those reductions was the continued implementation of our excess and surplus lines growth strategy, which has overall loss and loss adjustment expense ratio projections in the low 50's and contributed approximately 15% and 27% of the total loss experience during 2001 and 2002, respectively.

Acquisition Expenses

        Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses were $22 million in 2003, $15 million in 2002, and $16 million in 2001. Acquisition expenses as a function of net earned premiums were 20% in both 2003 and 2002, and 22% in 2001. The decrease in 2002 and 2003 over 2001 is a result of lowering commissions that we pay our brokers to 17.5% from 20% during 2002 on our excess and surplus lines business, which accounts for 41% of total gross written premiums in 2003, and 34% in 2002.

Real Estate Expenses

         Real estate expenses were $54 million in 2003, $49 million in 2002, and $25 million in 2001. The majority of real estate expenses (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the components of costs (in millions):

                                       2001              2002             2003
         Variable                       23                44               50
         Fixed                           2                 5                4
         Total                          25                49               54

         These variable costs, when applied to real estate revenue, produced gross margins of 14% in 2003, 15% in 2002, and 18% in 2001. The gross margin is higher in 2002 and 2001 due to more closings of boat slips, which produce a higher margin. The fixed costs are lower in 2001 because we began closing units in September 2001. Prior to that date, most of the fixed costs were capitalized, and after that date all general and administrative costs were expensed as incurred.

Liquidity and Capital Resources

        We meet our cash requirements and finance our growth principally through cash flows generated from operations. Since 2000 we have operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. Our primary sources of short-term cash flow are premium writings, investment income and income from real estate development sales. Our short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, our future liquidity requirements may vary; therefore, we have structured our investment portfolio maturities to allow for variations in those factors. We believe our current cash flows are sufficient for the short-term needs of our insurance business and our invested assets are sufficient for the long-term needs of our insurance business.

         Consistent with the discussion above, net cash provided from operations was $80.2 million for the year ended December 31, 2003, $38.4 million for the year ended December 31, 2002 and $27.7 million for the year ended December 31, 2001. During 2003, we received $20.0 million from Berkley Insurance Company, which represented payment in settlement of disputes in historical reinsurance treaties.

        In June 2003, our board of directors decided to suspend paying dividends on the common shares so that we could expand our capital base. Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends to us. The jurisdictions in which we and our insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our Company’s growth and the capital requirements associated with that growth, we do not anticipate paying dividends on the common shares in the near future.

        To further provide for the capital requirements associated with our current growth strategy, during 2003, we entered into the following arrangements. In May 2003, in conjunction with American Safety Capital Trust, a non-consolidated 100%-owned subsidiary, we issued a 30-year trust preferred obligation in the amount of $8 million. This obligation bears interest at London InterBank Offer Rate (“LIBOR”) plus 4.2% and is payable on a quarterly basis, and can be called solely at our option in five years. We also entered into an interest rate swap which sets the interest rate at 7.1% for the first five years. In September 2003, in conjunction with American Safety Capital Trust II, a non-consolidated 100%-owned subsidiary, we issued a 30-year trust preferred obligation in the amount of $5 million. This obligation bears interest at LIBOR plus 3.95%, is payable on a quarterly basis, and may be called at our option in five years. We also entered into an interest rate swap which sets the interest rate at 7.6% for the first five years. In November 2003, we completed a secondary offering of over 2.1 million common shares whereby we received approximately $27 million of additional capital.

        Harbour Village is being developed in three phases with projected completion in 2005. At December 31, 2003, we had outstanding borrowings of $17.4 million, down from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of Harbour Village is approximately $14.2 million. Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Harbour Village. There can be no assurance, however, that the amounts available from our sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet our future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

        Our contractual obligations at the end of 2003 were (in thousands):

                                                          Less than 1         1-3              3-5         More than 5
                                             Total            year           Years            Years           Years
                                         --------------- --------------- --------------- ---------------- ---------------
                                         --------------- --------------- --------------- ---------------- ---------------
Long term debt                            $ 30,441          $ 17,561     $       -       $         -       $ 12,880
Operating leases                             1,929               468           974              487               -
                                         --------------- --------------- --------------- ---------------- ---------------
                                         --------------- --------------- --------------- ---------------- ---------------
Total Contractual Obligations             $ 32,370          $ 18,029      $    974        $     487        $ 12,880

Contractual Obligations

        For these purposes we have excluded routine purchase of services, including insurance, that are expected to be used in the ordinary course of our business. More information about our contractual obligations is in Note 9 to our consolidated financial statements.

Critical Accounting Estimates

        The accounting estimates described below are those we consider critical in preparing our financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

        Investments. We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of distressed investments, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

o      Percentage decline in value and the length of time during which the decline has occurred,
o      Recoverability of principal and interest,
o      Market conditions,
o      Ability to hold the investment to maturity,
o      A pattern of continuing operating losses of the issuer,
o      Rating agency actions that affect the issuer's credit status,
o      Adverse changes in the issuer's availability of production resources, revenue sources, technological conditions, and

        Adverse changes in the issuer’s economic, regulatory or political environment.

        Reserves. Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers' compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) Reported claims and (ii) incurred but not Reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections.

        With respect to Reported claims, reserves are established on a case-by-case basis. The reserve amounts on each Reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

        In establishing reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and Reported losses; and the loss development method based on paid and Reported losses. The first method uses industry expected losses adjusted for our experience while the last method relies on industry payment and Reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and Reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

        However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed our reserves.

        Deferred Income Taxes. We are required to establish a valuation allowance for the portion of any deferred tax asset, that we believe will not be realized. The majority of our deferred tax assets associated with the Harbour Village project should be realized within the next two years, given current estimates of completion for the project. The majority of our deferred tax assets associated with our premium writings should be realized within a 12 month period, the standard policy term of our writings. Given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its deferred tax assets. Except for the deferred tax assets associated with American Safety RRG described above, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets described herein; therefore no additional valuation allowance has been established.

        Construction Accounting. We recognize revenue on Harbour Village when title to each condominium unit and boat slip transfers to the purchaser. When title transfers, we recognize revenue using a percentage of completion method based on actual costs to total estimated costs (including allocated common costs). The estimated future common costs of amenities at December 31, 2003 were $1.4 million, of which $493,000 related to condominium units that were closed in 2003. As the percentage of completion method is based upon future estimated costs and actual costs may vary greatly from those total cost estimates, adjustments could be recorded in future periods.

        Impairment of Notes Receivable. Impairment is measured based upon analysis of the present value of expected future payments and/or the fair value of the underlying collateral. For our notes receivable, the determination of the present value of expected future payments is currently dependent on the underlying collateral’s value. The determination of the fair value of the underlying collateral is a highly subjective process based on the availability of such things as comparable sales in the market, reliable data on cash flow generated by the collateral and the sufficiency of other information needed for the applicable valuation techniques being applied. All these factors can change significantly based on the economy and other market conditions. As a result, there can be no assurance that impairment recognized in any period will be sufficient or excessive in relation to the ultimate realizable value of the notes receivable.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the U.S. and accordingly do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the U.S.

Impact of Inflation

        Property and casualty insurance premiums are established before the amounts of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect such expenses is known. Consequently, we attempt, in establishing our premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, we may be limited in raising premiums consistent with anticipated inflation, in which event we, rather than our insureds, would absorb inflation costs. Inflation also affects the rate of investment return on our investment portfolio with a corresponding effect on our investment income.

Combined Ratio

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our Reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability. For instance, depending on our mix of business, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations.

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

        Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, adequacy and changes in loss reserves, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings, and changes in levels of general business activity and economic conditions. In addition, the risk factors described under Item 1 of this Report could cause results to differ materially. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. An adverse outcome of the Principal Management acquisition rescission litigation would have a material adverse effect on the operating results of the Company. See discussion in Item 3. of this Report as to these matters.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our Consolidated Balance Sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments in fixed maturity securities. We have no direct commodity or foreign exchange risk as of December 31, 2003. The estimated fair value of our investment portfolio at December 31, 2003 was $260.2 million, of which 84% was invested in fixed maturities and short-term investments, 15% was invested in real estate and 1% in equities.

     Interest Rate Risk. Our fixed maturity holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. The changes in the fair market value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

        We work to manage the impact of interest rate fluctuations on our fixed maturity portfolio. The effective duration of the fixed maturity portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio.

        The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2003. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                           Estimated Fair
                                   Estimated Fair      Hypothetical          Value after           Hypothetical
                                      Value at      Change in Interest      Hypothetical       Percentage Increase
                                    December 31,           Rate          Change in Interest       (Decrease) in
                                        2003         (bp=basis points)          Rate           Shareholders' Equity
--------------------------------- ----------------- -------------------- -------------------- -----------------------
--------------------------------- ----------------- -------------------- -------------------- -----------------------
Total Fixed Maturity                  $219,724      200bp decrease            $240,471                  21.8%
Investments (including                              100bp decrease             230,035                  10.8
short-term investments)                             100bp increase             209,700                 -10.5
                                                    200bp increase             200,210                 -20.5

         Interest rate risk related to our loans payable to American Safety Capital Trust and American Safety Capital Trust II, our non-consolidated wholly-owned subsidiaries, is managed through the use of interest rate swaps. We have utilized these derivative instruments to effectively hedge our exposure to interest rate fluctuations for the first five years of the debt obligations.

        Credit Risk. We invest primarily in the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. See discussion under “Investments” in Item 1 of this Report.

Item 8.      Financial Statements and Supplementary Data

        The Company's consolidated financial statements required under this Item 8. are included as part of Item 14. of this Report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2003, have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that material information required to be disclosed by us in the Reports that we file or submit under the Exchange Act is recorded, processed, summarized and Reported, within the time periods specified in the Commission's rules and forms.

Changes in Internal Controls

         There were no changes in our internal controls over financial Reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial Reporting.

         PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10. regarding directors and executive officers of the Company will be set forth in the Company’s 2004 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Item 4. of this Report.

        The information set forth in the second paragraph of Item 1. of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11.    Executive Compensation

        The information required by this Item 11. regarding executive compensation will be set forth in the Company’s 2004 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12. regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2004 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13. regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2004 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14.    Principal Accountant Fees and Services

         The information required by this Item 14. regarding principal accountant fees and services will be set forth in the Company's 2004 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statements Schedules, and Reports on Form 8-K

        (a)    Financial Statements Schedules, and Exhibits

         1.     Financial Statements

        The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

-      Independent Auditors' Report
-      Consolidated Balance Sheets at December 31, 2002 and 2003
-      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2002 and 2003
-      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2002 and 2003
-      Consolidated Statements of Cash Flow for the Years Ended December 31, 2001, 2002 and 2003
-      Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2001, 2002 and 2003
-      Notes to Consolidated Financial Statements
-      Selected Quarterly Financial Data

         2.     Financial Statement Schedules

        The following is a list of financial statement schedules filed as part of this Report:

                                                                   Schedule Number                                 Page
                                         --------------------------------------------------------------------   ------------
                                         --------------------------------------------------------------------   ------------

                                    -    Schedule II  - Condensed Financial Statements
                                                         (Parent only)                                               77
                                    -    Schedule III - Supplemental Information                                     81
                                    -    Schedule IV - Reinsurance                                                   82
Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

         3.     Exhibits

        The following is a list of exhibits required to be filed as part of this Report:

                  Exhibit
                  Number                                Title
                  ------------------
                  ------------------

                   3.1*                 Memorandum of Association of American Safety Insurance Holdings, Ltd.
                   3.2*                 Form of Bye-Laws of American Safety Insurance Holdings, Ltd.
                   3.3                  Audit Committee Charter
                   3.4                  Nominating and Corporate Governance Committee Charter
                   3.5                  Compensation Committee Charter
                   4.1*                 Common Share Certificate
                   4.1*                 Common Share Certificate
                   4.2*****             Amended and Restated Declaration of Trust of American Safety Capital Trust dated as of May 22, 2003 among American Safety Insurance Holdings Corp., American Safety
                                        Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group,
                                        Ltd.), as guarantor, Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as
                                        administrators.
                   4.3*****             Indenture dated as of May 22, 2003 between American Safety Insurance Holdings
                                        Corp., American Safety Insurance Holdings, Ltd. (formerly known as American Safety
                                        Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee.
                   4.4*****             Guarantee Agreement dated as of May 22, 2003, between American Safety Insurance
                                        Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee.
                   4.5******            Amended and Restated Trust Agreement of American Safety Capital Trust II dated as of September 30, 2003 among American Safety Holdings Corp. as depositor, JPMorgan
                                        Chase Bank, as Property trustee, Chase Manhattan Bank, USA, National Association, as Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney,
                                        as administrators.
                   4.6******            Junior Subordinated Indenture dated as of September 30, 2003 between American
                                        Safety Holdings Corp. and JPMorgan Chase Bank, as trustee.
                   4.7******            Guarantee Agreement dated as of September 30, 2003 among American Safety Holdings
                                        Corp., as guarantor, American Safety Insurance Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee.
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
                                        Insurance Services, Inc. and American Safety Risk Retention Group, Inc.
                  10.6***+              Employment Agreement between the American Safety Insurance Services, Inc. and
                                        Stephen R. Crim
                  10.7****+             Employment Agreement between Rivermar Contracting Company and Frederick C.
                                        Treadway
                  12                    Ratio of Earnings to Fixed Charges
                  14                    Code of Business Conduct and Ethics
                  21***                 Subsidiaries of the Company
                  31.1                  Certification of Chief Executive Officer
                  31.2                  Certification of Chief Financial Officer
                  32.1                  Certifications of Chief Executive Officer and Chief Financial Officer
                  99                    Harbour Village Development Status
*Incorporated by reference to the Exhibits to Registrant’s Amendment No. 1 to Registration Statement filed January 27, 1998 on Form S-1 (Registration No. 333-42749)
**Incorporated by reference to the Exhibits to Registrant’s Registration Statement filed December 19, 1997 on Form S-1 (Registration No. 333-42749)
***Incorporated by reference to the Exhibits to Registrant’s Report filed April 1, 2002 on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-14795)

****Incorporated by reference to the Exhibits to Registrant’s Registration Statement filed September 25, 2002 on Form S-1 (Registration No. 333-10065)
***** Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed May 22, 2003 (File No. 1-14795)
***** Incorporated by reference to the Exhibits to the Current Report on Form 8-K filed October 15, 2003 (File No. 1-14795)
+Management contract or compensatory plan or arrangement.

        (b)     (b)    Reports on Form 8-K:

The Company filed on October 15, 2003, a Form 8-K dated September 30, 2003 containing exhibits relating to the completion of a private placement of trust preferred securities and its related press release. The Company filed on November 5, 2003, a Form 8-K dated October 30, 2003 regarding its press release containing financial results for the third quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

                                                                AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                                By: /s/ Stephen R. Crim
                                                                    Stephen R. Crim
                                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 2004.

Signature Title
/s/ Stephen R. Crim                                                        President and Director
-------------------------------------------
-------------------------------------------
Stephen R. Crim                                                            (Principal Executive Officer)

/s/ Steven B. Mathis                                                       Chief Financial Officer
-------------------------------------------
-------------------------------------------
Steven B.  Mathis                                                          (Principal Financial Officer and Principal
                                                                               Accounting Officer)

/s/ Cody W. Birdwell                                                       Chairman of the Board of Directors
-------------------------------------------
-------------------------------------------
Cody W.  Birdwell

/s/ David V. Brueggen                                                      Director
-------------------------------------------
-------------------------------------------
David V.  Brueggen

/s/ Lawrence I. Geneen                                                     Director
-------------------------------------------
-------------------------------------------
Lawrence I. Geneen

/s/ William O. Mauldin                                                     Director
-------------------------------------------
-------------------------------------------
William O.  Mauldin, Jr.

/s/ Thomas W. Mueller                                                      Director
-------------------------------------------
-------------------------------------------
Thomas W.  Mueller

/s/ Frederick C. Treadway                                                  Director
-------------------------------------------
-------------------------------------------
Frederick C. Treadway

/s/ Jerome D. Weaver                                                       Director
-------------------------------------------
-------------------------------------------
Jerome D. Weaver

                                                                                Exhibit 31.1

                          Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

         I, Stephen R. Crim, certify that:

              1.   I have reviewed this Report on Form 10-K of American Safety Insurance Holdings, Ltd.;

              2.   Based on my knowledge,  this Report does not contain any untrue  statement of a material fact or omit  to  state a  material  fact  necessary  to make  the  statements  made,  in  light  of the circumstances  under which such  statements were made, not misleading with respect to the period covered by this Report;

              3.   Based on my knowledge,  the financial  statements,  and other financial  information included in this  Report,  fairly  present in all  material  respects the  financial  condition,  results of operations  and cash flows of the  registrant  as of, and for,  the  periods  presented  in this
                   Report;

              4.   The  registrant's  other  certifying  officer(s) and I are  responsible for  establishing  and maintaining disclosure  controls and  procedures  (as defined in Exchange Act Rules  13a-15(e)  and 15d-15(e)
                   for the registrant and we have:

                   a)  Designed such  disclosure  controls and procedures,  or caused such disclosure  controls and procedures  to be  designed  under our  supervision,  to ensure  that  material  information relating to the registrant,  including its  consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during the period in which this Report is being prepared;

                   b)  evaluated the  effectiveness  of the  registrant's  disclosure  controls and  procedures and presented  in  this  Report  our  conclusions  about  the  effectiveness  of the  disclosure controls  and  procedures  as of the end of the period  covered by this Report based on such evaluations; and

                   c)  disclosed in this Report any change in the  registrant's  internal  control  over  financial
                       Reporting  that  occurred   during  the   registrant's   most  recent  fiscal  quarter  (the
                       registrant's  fourth  fiscal  quarter  in the  case of an  annual  report)  that  materially affected,  or is reasonably likely to materially affect,  the registrant's  internal control over financial reporting.

              5.   The  registrant's  other  certifying  officer(s)  and I have  disclosed,  based on our most recent evaluation,  to the  registrant's  auditors  and the audit  committee of  registrant's  board of directors:

                   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and Report financial information; and

                   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                  Date: March 30, 2004
                                                                                      /s/ Stephen R. Crim
                                                                                        Stephen R. Crim
                                                                                        Chief Executive Officer
                                                                                        and President

                                                                                Exhibit 31.2

                         Certification Pursuant toss. 302 of the Sarbanes-Oxley Act of 2002

         I, Steven B. Mathis, certify that:

              1.   I have reviewed this Report on Form 10-K of American Safety Insurance Holdings, Ltd.;

              2.   Based on my knowledge,  this Report does not contain any untrue  statement of a material fact or omit  to  state a  material  fact  necessary  to make  the  statements  made,  in  light  of the circumstances  under which such  statements were made, not misleading with respect to the period covered by this Report;

              3.   Based on my knowledge,  the financial  statements,  and other financial  information included in this  Report,  fairly  present in all  material  respects the  financial  condition,  results of operations  and cash flows of the  registrant  as of, and for,  the  periods  presented  in this
                   Report;

              4.   The  registrant's  other  certifying  officer(s) and I are  responsible for  establishing  and maintaining disclosure  controls and  procedures  (as defined in Exchange Act Rules  13a-15(e)  and 15d-15(e)
                   for the registrant and we have:

                   a)  Designed such  disclosure  controls and procedures,  or caused such disclosure  controls and procedures  to be  designed  under our  supervision,  to ensure  that  material  information relating to the registrant,  including its  consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during the period in which this Report is being prepared;

                   b)  evaluated the  effectiveness  of the  registrant's  disclosure  controls and  procedures and presented  in  this  Report  our  conclusions  about  the  effectiveness  of the  disclosure controls  and  procedures  as of the end of the period  covered by this Report based on such evaluations; and

                   c)  disclosed in this Report any change in the  registrant's  internal  control  over  financial
                       Reporting  that  occurred   during  the   registrant's   most  recent  fiscal  quarter  (the
                       registrant's  fourth  fiscal  quarter  in the  case of an  annual  report)  that  materially affected,  or is reasonably likely to materially affect,  the registrant's  internal control over financial reporting.

              5.   The  registrant's  other  certifying  officer(s),  and I have  disclosed,  based on our most recent evaluation,  to the  registrant's  auditors  and the audit  committee of  registrant's  board of directors:

                   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and Report financial information; and

                   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                  Date: March 30, 2004
                                                                       /s/Steven B. Mathis
                                                                          Steven B. Mathis
                                                                          Chief Financial Officer

                                                                                                       Exhibit 32.1
Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

        The undersigned, as the chief executive and chief financial officers of American Safety Insurance Holdings, Ltd., certify that the Annual Report on Form 10-K for the period ended December 31, 2003, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Holdings, Ltd. At the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Dated this 30th day of March 2004.
                                                             ---------------------------------------------
                                                              Stephen R. Crim
                                                              President and Chief Executive Officer

                                                             ---------------------------------------------
                                                              Steven B. Mathis
                                                              Chief Financial Officer

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2002 and 2003
With Independent Auditors' Report Thereon

Independent Auditors' Report

The Board of Directors American Safety Insurance Holdings, Ltd.

We have audited the consolidated financial statements of American Safety Insurance Holdings, Ltd. and subsidiaries as listing in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Atlanta, Georgia

March 24, 2004

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

Years ended December 31,2002 and 2003

                                                                      2002                              2003

                       Assets

Investments:
Fixed  maturity  securities  available-for-sale,   at
   fair value                                                     $ 93,327,544                       $214,043,420
Common stock                                                                 -                          2,694,736
Investment in real estate                                           41,050,921                         37,855,549
Short-term investments                                              18,598,743                          5,680,817
      Total investments                                            152,977,208                        260,274,522

Cash and cash equivalents                                           26,003,795                         32,153,379
Restricted cash                                                      7,516,845                          1,767,614
Accrued investment income                                            1,858,888                          2,771,691
Notes receivable                                                     6,324,716                          1,435,000
Premiums receivable                                                 19,646,424                         27,944,508
Ceded unearned premium                                              20,988,955                         27,109,135
Reinsurance recoverable                                            130,668,221                        126,986,307
Funds on deposit                                                       485,956                          1,165,301
Income tax recoverable                                                 345,882                            936,010
Deferred income taxes                                                7,405,586                         11,684,609
Deferred policy acquisition costs                                    8,550,919                         11,960,495
Property, plant and equipment                                        2,117,096                          4,094,763
Prepaid items                                                        1,920,054                          1,242,422
Intangible assets                                                    1,466,629                          1,466,629
Other assets                                                         1,064,615                          1,267,259

      Total assets                                                $389,341,789                       $514,259,644

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses                        $179,163,593                       $230,103,754
Unearned premiums                                                   71,674,589                         99,938,562
Reinsurance  on  paid  losses  and  loss   adjustment
   expenses                                                          4,239,021                          6,486,149
Ceded premiums payable                                               9,068,656                         17,722,931
Escrow deposits                                                     14,808,528                          9,235,847
Accounts payable and accrued expenses                               14,020,352                         14,260,809
Funds held                                                           4,570,428                          4,046,407
Dividend payable                                                       570,113                                  -
Loans payable                                                       22,182,273                         30,441,348
Collateral held                                                      1,315,686                            905,061
Deferred revenue                                                     1,574,414                          1,817,775
Minority interest                                                    3,702,287                          3,957,878
      Total liabilities                                            326,889,940                        418,916,521

Shareholders' equity:
Preferred   stock,   $0.01  par   value;   authorized
   5,000,000 shares; no shares issued and outstanding
                                                                            -                                   -
Common stock, $0.01 par value;  authorized 15,000,000
   shares;  issued and  outstanding  at December  31,
   2002,  4,739,888 shares, and at December 31, 2003,
   6,910,766 shares                                                     47,399                             69,108
Additional paid-in capital                                          25,889,904                         52,744,720
Retained earnings                                                   33,629,557                         41,043,967
Accumulated other comprehensive income, net                          2,884,989                          1,485,328
      Total shareholders' equity                                    62,451,849                         95,343,123

      Total liabilities and shareholders' equity                  $389,341,789                       $514,259,644

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2002 and 2003

                                                             2001                 2002                   2003

Revenues:
Direct premiums earned                                   $134,459,722          $137,048,600         $175,916,243
Assumed premiums earned                                    16,679,635             8,259,374            8,486,420
Ceded premiums earned                                     (77,828,400)          (71,725,522)         (75,068,826)
      Net premiums earned                                  73,310,957            73,582,452          109,333,837

Net investment income                                       4,064,342             4,388,416            5,800,536
Net realized gains                                            752,035               685,472            3,139,907
Real estate income                                         27,561,004            51,780,576           57,555,194
Other income                                                2,729,609               226,197              161,785
      Total revenues                                      108,417,947           130,663,113          175,991,259

Expenses:
Losses and loss adjustment expenses incurred               45,585,478            42,030,633           65,833,743
Acquisition expenses                                       15,859,279            14,506,718           21,817,717
Payroll and related expenses                                8,238,355             8,526,990            9,048,799
Real estate expenses                                       25,125,848            48,527,026           53,998,892
Other expenses                                              7,546,001            11,975,672           14,635,404
Minority interest                                             158,622               128,044              311,774
Expenses due to rescission                                    600,000             1,565,121              255,145
      Total expenses                                      103,113,583           127,260,204          165,901,474

      Earnings before income taxes                          5,304,364             3,402,909           10,089,785

Income taxes                                                1,150,095               918,790            2,675,375

      Net earnings                                        $ 4,154,269          $  2,484,119           $7,414,410

Net earnings per share:
Basic                                                              $0.87                                  $1.45
                                                                             $0.52
Diluted                                                            $0.84                                  $1.42
                                                                             $0.51

Average number of shares outstanding
Basic                                                       4,797,371             4,735,933            5,105,770
Diluted                                                     4,933,167             4,870,736            5,233,716
See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2001, 2002 and 2003

                                                          2001                   2002                     2003

Common stock - number of shares:
   Balance at beginning of period                         5,014,186              4,698,027              4,739,888
   Issuance of common shares                                  5,880                 64,811              2,170,878
   Repurchase of common shares                             (322,039)               (22,950)                      -
   Balance at end of period                               4,698,027              4,739,888              6,910,766

Common stock:
   Balance at beginning of period                            50,142                 46,980                 47,399
   Issuance of common shares                                     58                    648                 21,709
   Repurchase of common shares                               (3,220)                  (229)                       -
   Balance at end of period                                  46,980                 47,399                 69,108

Additional paid-in capital:
   Balance at beginning of period                        28,062,336             25,681,533             25,889,904
   Issuance of common shares                                 58,038                394,631             26,854,816
   Repurchase of common shares                           (2,438,841)              (186,260)                       -
   Balance at end of period                              25,681,533             25,889,904             52,744,720

Retained earnings:
   Balance at beginning of period                        29,262,582             33,416,851             33,629,557
   Net earnings                                           4,154,269              2,484,119              7,414,410
   Dividends declared ($0.48 per share in 2002)
                                                                    -           (2,271,413)                     -
   Balance at end of period                              33,416,851             33,629,557             41,043,967

Accumulated other comprehensive income:
   Balance at beginning of period                           428,085                834,974              2,884,989
   Unrealized gain (loss) during the period
      (net of deferred tax benefit (expense)
      of $(152,279), $(541,271), and $630,673,
      respectively)                                         406,889              2,050,015             (1,399,661)
   Balance at end of period                                 834,974              2,884,989              1,485,328

         Total shareholders' equity                     $59,980,338            $62,451,849            $95,343,123

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

Years ended December 31, 2001, 2002 and 2003

                                                              2001               2002                    2003

Cash flow from operating activities:
Net earnings                                              $  4,154,269       $  2,484,119            $ 7,414,410
Adjustments  to reconcile  net earnings to net cash
   provided by operating activities:
   Realized gains on sale of investments                      (752,035)          (685,472)            (3,139,907)
   Depreciation expense                                        312,073            284,336                505,883
   Amortization of deferred acquisition costs, net          (1,742,731)        (2,754,061)            (3,409,574)
   Reinsurance recoverable allowance                                 -          1,122,570             (1,122,570)
   Impairment of notes receivable                                    -          2,468,172              3,900,198
   Real estate impairment allowance                                  -            431,000                315,000
   Accretion of discount                                        48,916            521,115                928,757
   Change in operating assets and liabilities:
      Accrued investment income                               (876,386)          (638,672)              (912,803)
      Premiums receivable                                    5,836,211          9,015,927             (8,298,084)
      Reinsurance  recoverable  and ceded  unearned
         premiums                                          (61,360,291)       (42,845,167)               931,432
      Unearned loan fees                                      (243,750)                 -                      -
      Prepaid items                                            291,780           (443,309)               677,632
      Funds held                                            (3,427,824)         3,136,780               (524,021)
      Funds deposited                                          (14,717)          (173,239)              (679,345)
      Collateral held                                         (723,537)           494,384               (410,625)
      Income taxes                                          (1,486,449)         1,278,505             (4,046,573)
      Unpaid losses and loss adjustment expenses            77,437,225         47,749,111             50,940,161
      Unearned premiums                                     10,823,436         22,308,404             28,263,973
      Ceded premiums payable                                (9,851,465)        (5,899,940)            8,654,275
      Accounts payable and accrued expenses                  7,601,948           (533,834)               240,457
      Deferred revenue                                       2,185,104           (610,690)               243,361
      Other, net                                              (464,416)         1,708,421               (248,768)
Net cash provided by operating activities                   27,747,361         38,418,460             80,223,269

Cash flow from investing activities:
Purchase of fixed maturities                               (57,910,522)      (126,905,571)          (189,680,363)
Purchase of common stocks                                   (3,071,433)                 -             (3,117,176)
Proceeds  from  maturity  and  redemption  of fixed
   maturities                                                  530,323            824,649                      -
Proceeds from sales of fixed maturities                     41,584,419        103,608,542             68,628,271
Proceeds from sales of common stock                          3,597,379            103,550                612,080
Decrease (increase) in short-term investments               (6,429,895)         3,143,529             12,917,926
Repayment of  notes receivable - other                         796,119            265,025                989,518
(Increase) decrease in investment in real estate           (13,716,295)        (3,819,321)             3,195,372
(Purchases) of fixed assets, net                            (1,110,589)           (70,764)            (2,483,550)
Net cash used in investing activities                      (35,730,494)       (22,850,361)          (108,937,922)

                                                              2001               2002                    2003

Cash flow from financing activities:
Proceeds from sale of common stock                             115,494            452,080            26,998,725
Purchase of treasury stock                                  (2,442,061)          (186,489)                    -
Proceeds from loan payable                                   4,967,914          5,779,138             8,259,075
Proceeds from (redemption of ) escrow deposits               5,518,642          3,089,704            (5,572,681)
Dividends paid                                                       -         (1,701,302)             (570,113)
(Deposits) withdrawals from restricted cash, net            (2,892,807)         1,493,644             5,749,231
Net cash provided by financing activities                    5,267,182          8,926,775            34,864,237

Net increase (decrease) in cash                             (2,715,951)        24,494,874             6,149,584

Cash and cash equivalents at beginning of period             4,224,872          1,508,921            26,003,795

Cash and cash equivalents at end of period                  $1,508,921        $26,003,795           $32,153,379

Supplemental disclosure of cash flow information:
   Income taxes paid                                        $2,800,000       $    915,129            $6,693,941
   Interest paid                                            $1,265,874       $    506,127           $   581,868

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Earnings

Years ended December 31, 2001, 2002 and 2003

                                                                   2001                2002                 2003

Net earnings                                                     $4,154,269         $2,484,119          $7,414,410

Other comprehensive earnings (loss) before income taxes:
Unrealized gains on securities available-for-sale                 1,315,680          3,280,750           1,058,249
Reclassification adjustment for realized gains included
   in net earnings net of minority interest of $10,739,
  $509,327 and $(193,085) for 2001, 2002 and 2003,
  respectively                                                     (756,512)          (689,464)         (3,088,583)

Total other comprehensive earnings (loss) before income
   taxes , net of minority interest of $99,805, $(24,421)
   and $51,324 for 2001, 2002 and 2003, respectively                559,168          2,591,286          (2,030,334)

Income tax expense (benefit) related to items of
   comprehensive earnings                                           152,279            541,271            (630,673)

Other comprehensive earnings (loss), net of income taxes
                                                                    406,889          2,050,015          (1,399,661)

Total comprehensive earnings                                   $  4,561,158         $4,534,134          $6,014,749

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

(1)    Summary of Significant Accounting Policies

         (a)     Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, notes receivable and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

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

         (c)     Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd.(“American Safety Re”) a 100%-owned licensed Bermuda insurance company, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an insurance management and brokerage company, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty wholly owns American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”), a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of business with American Safety Casualty.

In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE’s) and FASB Interpretation No. 46 Revised (FIN 46R), the accompanying financial statements consolidate American Safety RRG, based on its status as VIE and ASIH’s status as the primary beneficiary of the VIE. A minority interest has been established for the equity holders of American Safety RRG. The accompanying financial statements also de-consolidate American Safety Capital Trust I and II (“ASCTI” and “American Safety Capital Trust II”, respectively) based on their status as variable interest special purpose entities of the Company's status as not being the primary beneficiary. ASCTI and American Safety Capital Trust II are accounted for under the equity method. See Note 1(o).

         All significant intercompany balances have been eliminated, as appropriate, in consolidation.

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

While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2002 and 2003, the Company considered all of its fixed maturity securities as available-for-sale.

Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues. Investments in real estate are carried at the lower of cost or fair value plus capitalized development costs. Premiums and discounts arising from the purchase of mortgage-backed securities are treated as yield adjustments over their estimated lives.

The Company’s portfolio managers routinely monitor and evaluate the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analysis, the Company believes that a decline in fair value is other than temporary, the Company adjusts the amortized cost of the security and Reports a realized loss in the consolidated statements of earnings.

         The Company owns no off-balance sheet derivative instruments.

         (f)     Notes Receivable

Notes receivable represent indebtedness of two secured lending arrangements with unrelated parties. Both loans are impaired. Impairment is measured based upon an analysis of the fair value of the underlying collateral. The carrying value is adjusted to the fair value of the underlying collateral through adjustment to the allowance for loan losses. However, the net carrying value of the notes shall at no time exceed the recorded investment in the notes. See Note 4.

         (g)     Recognition of Premium Income

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

         (h)     Deferred Policy Acquisition Costs

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

         An analysis of deferred policy acquisition costs follows:

                                                                               Years ended December 31,
                                                           -----------------------------------------------------------------
                                                           -----------------------------------------------------------------
                                                                  2001                   2002                  2003
                                                           -------------------    -------------------   --------------------
                                                           -------------------

             Balance, beginning of period                       $ 4,054,129            $ 5,796,859          $  8,550,919
             Acquisition costs deferred                          19,476,046             14,833,457            25,227,289
             Costs amortized during the period                  (17,733,316)           (12,079,397)          (21,817,713)
                                                           -------------------    -------------------   --------------------
                                                           -------------------    -------------------   --------------------

             Balance, end of period                             $ 5,796,859            $ 8,550,919           $11,960,495
                                                           ===================    ===================   ====================

         (i)     Unpaid Losses and Loss Adjustment Expenses

The Company provides a liability for unpaid losses and loss adjustment expenses based upon aggregate case estimates for Reported claims and estimates for incurred but not Reported losses. Because of the length of time required for the ultimate liability for losses and loss adjustment expenses to be determined for certain lines of business underwritten, the Company has limited experience upon which to base an estimate of the ultimate liability. For these lines, management has established loss and loss adjustment expense reserves based on actuarial methods that determine ultimate losses and loss adjustment expenses utilizing a combination of both industry and the Company’s Reporting and settlement patterns, as appropriate. One primary set of actuarial methods utilized, Bornhuetter-Ferguson, entails developing an initial expected loss ratio based upon gross ultimate losses from prior accident years, estimating the portion of ultimate losses expected to be Reported and unReported, and adding the actual Reported losses to the expected unReported losses to derive the indicated ultimate losses. However, the net amounts that will ultimately be paid to settle the liability may be more or less than the estimated amounts provided.

         (j)     Income Taxes

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

         (k)     Reinsurance

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

        (l)     Goodwill and Intangibles

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

         At December 31, 2002 and 2003, the Company had $1,467,000 of indefinite lived intangibles.

In accordance with the disclosure requirements of SFAS 142 the following table shows the effect of the goodwill and intangibles amortization on the Reported net income for the years ended December 31, 2001, 2002 and 2003 to show comparability between the periods presented.

                                                                             Year Ended December 31,
                                                                      (in thousands, except per share data)
              -----------------------------------------------
                                                                    2001              2002               2003
              -----------------------------------------------

              -----------------------------------------------
              Reported net earnings                                 $ 4,154          $ 2,484             $7,414
              -----------------------------------------------
              Add back:  Goodwill and intangibles
                  amortization                                           87                -                  -
              -----------------------------------------------
              Adjusted net earnings                                 $ 4,241          $ 2,484             $7,414
              -----------------------------------------------

              -----------------------------------------------
              -----------------------------------------------
              Reported earnings per share - basic                  $  0.87           $  0.52             $ 1.45

              Add back:  Goodwill and intangibles
                  amortization                                        0.02             -                  -
              -----------------------------------------------
              Adjusted net earnings per share - basic               $ 0.89            $ 0.52             $ 1.45
              ===============================================
              Adjusted net earnings per share - diluted             $ 0.86            $ 0.51             $ 1.42
              ===============================================

         (m)     Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

         Earnings per share are as follows:

                                                                  2001                   2002                   2003
                                                           -------------------    -------------------    -------------------
                                                           -------------------    -------------------    -------------------

             Weighted average shares outstanding                  4,797,371              4,735,933              5,105,770
             Shares attributable to stock options                   135,796                134,803                127,946

             Weighted average common and common
                 equivalents                                      4,933,167              4,870,736              5,233,716

             Earnings per share:

             Basic                                                  $ 0.87                 $ 0.52                 $ 1.45

             Diluted                                                $ 0.84                 $  0.51                $ 1.42

(n) Employee Stock Options
At December 31, 2003, the Company had an employee stock option plan, which is described more fully in Note 14. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting to the plan. No compensation expense is reflected in net earnings as all options granted under the stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The majority of options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation had been applied.

                                                                                 Year Ending December 31,
                                                                     2001                 2002                  2003
                                                               ------------------   ------------------    ------------------
                                                                         (In thousands, except per share amounts)

              Net earnings
                  As Reported                                       $ 4,154              $ 2,484               $ 7,414
                  Effect of stock options                             2,210                  286                   188

                            Pro forma net earnings                    1,944                2,198                 7,226

              Net earnings per share:
                  Basic - as Reported                                 0.87                 0.52                  1.45
                  Basic - pro forma                                   0.41                 0.46                  1.42

                  Diluted - as Reported                               0.84                 0.51                  1.42
                  Diluted - pro forma                                 0.39                 0.45                  1.40

         (o)     Accounting Pronouncements

During the last two years, the FASB has issued a number of accounting pronouncements with various effective dates. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No, 146, Accounting for Costs Associated with Exit or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9; FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure; FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. These pronouncements do not have a material effect on our financial statements.

In January 2003, the FASB issued FIN 46. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, the FASB delayed the effective date of FIN 46 for VIEs or potential VIE's created before February 2003. In December, the FASB issued a revised version of FIN 46, FIN 46(R), which finalizes the accounting guidance for VIEs. The Company elected to early-adopt FIN 46(R) and has restated all prior year balances to conform to the new consolidation policies. Total assets and total revenues each increased less than 5% as a result of adoption.

         (p)     Revenue Recognition of Real Estate

The Company recognizes revenue from the sale of real estate when the title to each individual unit or boat slip passes to the purchaser. When the title passes, the Company uses a percentage of completion method, based on the ratio of actual costs to total estimated costs (including allocated common costs that may not yet have been expended) to recognize revenue. The revenue recognized relates only to units and boat slips that have closed that meet the criteria in paragraph 37 for SFAS 66, Accounting for Sales of Real Estate. The actual and estimated costs refer to costs that are allocated to each individual unit or boat slip. The difference between total sales price and the revenue recognized is set up as deferred revenue and is recognized as the additional costs of each unit are incurred. An impairment of $431,000 and $315,000 was recorded in 2002 and 2003, respectively, as an adjustment to the carried investment in real estate. Such impairment is determined by comparing fair value to carried cost of the applicable property. Please see Note 3 herein for more information regarding the Company’s real estate operations.

         (q)     Capitalizing Costs on Real Estate

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

        (r)     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased.

        (s)     Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform with the 2003 presentation.

(2)     Investments

         Net investment income is summarized as follows:

                                                                                Years ended December 31,
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------
                                                                   2001                   2002                   2003
                                                            -------------------    -------------------    -------------------

      Fixed maturities                                           $ 3,661,091            $ 4,355,712            $ 5,735,889
      Equity securities                                               20,966                      -                 12,264
      Short-term investments and cash                                566,968                294,864                337,367

                                                                   4,249,025              4,650,576              6,085,520
      Less investment expenses                                       184,683                262,160                284,984

      Net investment income                                       $4,064,342             $4,388,416             $5,800,536

         Realized and unrealized gains and losses were as follows:
                                                                                Years ended December 31,
                                                            -----------------------------------------------------------------
                                                            -----------------------------------------------------------------
                                                                   2001                   2002                  2003
                                                            -------------------    -------------------  ---------------------

      Realized gains:
          Fixed maturities                                       $ 1,074,016            $ 1,989,210          $ 3,125,760
          Equity securities                                              393                      -               57,806
          Real estate                                                      -                 20,429                    -
          Total gains                                              1,074,409              2,009,639            3,183,566

      Realized losses:
          Fixed maturities                                          (218,092)            (1,324,167)             (36,756)
          Equity securities                                                -                      -               (6,903)
          Real estate                                               (104,282)                     -                    -
          Total losses                                              (322,374)            (1,324,167)             (43,659)

      Net realized gains                                         $   752,035            $   685,472           $3,139,907

      Changes in unrealized gains (losses):
          Fixed maturities                                      $    569,909            $ 3,100,608          $(2,493,177)
          Equity securities                                                -                      -              173,806

      Net unrealized gains (losses)                             $    569,909            $ 3,100,608          $(2,319,371)

At December 31, 2002 and 2003, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders' equity, except U.S. government, and government agency securities. The amortized cost and estimated fair values of investments at December 31, 2002 and 2003 are as follows:
                                                                     Gross              Gross
                                               Amortized          unrealized          unrealized         Estimated
                                                  Cost               gains              losses           fair value
                                            =================   ----------------   -----------------  -----------------
                                            =================   ================   =================  =================

December 31, 2002
    Fixed maturities:
    U.S. Treasury securities and                                    1,741,012               569
      obligations of U.S. Government
      corporations and agencies               $ 39,151,768      $                  $                     $40,892,211
    Corporate securities                        38,151,915         2,276,569            60,538            40,367,946
    Mortgage-backed securities                  11,654,809           417,172             4,594            12,067,387
                                                                   4,434,753
           Total fixed maturities             $ 88,958,492      $                   $   65,701          $ 93,327,544

                                                                                                -
    Common stock                            $            -      $          -       $                  $            -

December 31, 2003
    Fixed maturities:
    U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies               $ 59,335,374       $ 1,340,823         $ 319,700          $ 60,356,497
    States of the U.S. and political
      subdivisions of the states                22,343,998           346,245           119,788            22,570,455
    Corporate securities                        81,522,358         1,694,500           376,514            82,840,344
    Mortgage-backed securities                  48,965,816           134,843           824,535            48,276,124

              Total fixed maturities          $212,167,546       $ 3,516,411         1,640,537          $214,043,420
                                                 2,520,930           188,678            14,872             2,694,736
    Common stock                            $                   $                  $                  $

The amortized cost and estimated fair values of fixed maturities at December 31, 2003, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                                                      Amortized              Estimated
                                                                                        cost                fair value
                                                                                 --------------------   --------------------
                                                                                 --------------------   --------------------

       Due in one year or less                                                      $   4,482,909          $   4,544,695
       Due after one year through five years                                           84,969,219             86,046,949
       Due after five years through ten years                                          47,774,635             48,805,182
       Due after ten years                                                             25,974,967             26,370,470
       Mortgage-backed securities                                                      48,965,816             48,276,124

                     Total                                                           $212,167,546           $214,043,420
Bonds with an amortized cost of $13,442,000 and $17,587,681 were on deposit with insurance regulatory authorities at December 31, 2002 and 2003 in accordance with statutory requirements.

Except for one mortgage-backed security, the securities listed in the following table have been trading at a loss for less than 12 months. The Company believes that the declines in fair value resulted primarily from changes in interest rates and market conditions rather than credit issues. Therefore, no impairment charges have been taken. The one mortgage-backed security, which has been trading at a loss for greater than 12 months, is a U.S. government-backed “GNMA”. Therefore, the Company has no concern regarding the ultimate collectibility of the security value, and accordingly, has not recorded any impairment write-down.

                                         Less than 12 months          12 months or longer                Total
                                                      Unrealized                 Unrealized    Fair Value     Unrealized
                                      Fair Value        Losses       Fair Value    Losses                       Losses
                                   -----------------------------------------------------------------------------------------
       US Treasury Securities &
           other government corp
           and agencies                  7,713,722       (319,700)         -            -        7,713,722       (319,700)
       States of the US and
           political subdivisions        6,760,658       (119,788)         -            -        6,760,658       (119,788)
           of the states
       Corporate securities             20,653,055       (376,514)         -            -       20,653,055       (376,514)
       Mortgage-backed securities       25,938,950       (824,461)     2,512          (74)      25,941,462        824,535
       Subtotal, fixed maturities       61,066,385     (1,640,463)     2,512          (74)      61,068,897     (1,640,537)
       Common stock                        319,158        (14,872)          -           -          319,158        (14,872)
       Total temporarily impaired
           securities                   61,385,543     (1,655,335)     2,512          (74)      61,288,055     (1,655,409)

(3)     Investment in Real Estate

The Company’s investment in real estate is known as Harbour Village Golf and Yacht Club (“Harbour Village”) comprised of 173 acres of property in Ponce Inlet, Florida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate. See Note 9, Loans Payable, and Note 16, Subsequent Events, for additional information.

As of December 31, 2002 and 2003, the investment in real estate for the Harbour Village project is categorized as follows (in thousands):

                                                   2002                   2003

Land                                            $   2,437              $   1,587
Capitalized overhead,
    interest and taxes                              3,021                  2,254
Work in process                                    35,593                 34,015

              Total                             $  41,051               $ 37,856
At December 31, 2002 and 2003, the Company held $7.5 million and $1.8 million, respectively, of escrowed cash deposits from the purchasers of units at Harbour Village. This money will remain in escrow until the units are closed and title has transferred to the purchaser. At that point, the Company will be entitled to take those funds out of escrow.

(4)     Notes Receivable

As of December 31, 2003, notes receivable consists of two notes which are secured by real and personal property and various corporate and personal guarantees. These notes are currently in default and meet the definition of impaired loans. Prior to impairment, the Company recognized interest income of $663,093 in 2001. No interest income has been recognized on impaired notes receivable during the twelve months ended December 31, 2002 and 2003. The recorded investment in notes receivable, at December 31, 2002 and 2003 is $6,324,716 and $1,435,000, respectively. The weighted average recorded investment in impaired notes receivable as of December 31, 2002 and 2003 was $7,723,853 and $3,879,858, respectively. During 2002 and 2003, respectively, impairments of $2,468,172 and $3,900,198 were recorded on these loans resulting from a decrease in the value of the underlying collateral. Exclusive from the established valuation allowance, the borrower made a $1.4 million scheduled payment in January 2004 and is due to make a $3.1 million payment in July 2004.

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

The two notes receivable have fair values which approximate carrying values based on the value of the underlying collateral.

(6)     Reinsurance

         General Liability

The Company has excess of loss reinsurance treaties with numerous reinsurers for the Company’s general liability line of business. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

         Workers' Compensation

The Company has excess of loss treaties with various reinsurers for the Company’s direct workers’ compensation writings. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

         Excess and Surplus

The Company has excess of loss treaties with various reinsurers for the Company’s excess and surplus line of business. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

         Surety

For surety business written prior to January 1, 2002, the Company has excess of loss reinsurance treaties with various reinsurers. The treaties provide per bond and per principal reinsurance in excess of $250,000. Effective January 1, 2002, the Company substantially reduced writing surety business and has no reinsurance coverage for writings after that date.

         Program Business

The Company’s program business division buys various forms of reinsurance on both a quota share basis as well as an excess of loss basis. These treaties cover the majority of risks written by the Company in this division. Where appropriate, collateral is obtained from the reinsurers to secure their obligations.

         The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

                                                                              Years ended December 31,
                                                                 2001                   2002                 2003
                                                           ---------------------------------------------------------------
                                                           ---------------------------------------------------------------
                                                                                   (In thousands)

      Written premiums:
          Direct                                               $ 147,117               $149,481            $ 203,586
          Assumed                                                 15,901                  9,809                9,081
          Ceded                                                  (75,060)               (72,368)             (81,189)

                    Net                                       $   87,958              $  86,922            $ 131,478

      Earned premiums:
          Direct                                               $ 134,459              $ 137,049            $ 175,916
          Assumed                                                 16,680                  8,259                8,486
          Ceded                                                  (77,828)               (71,726)             (75,068)

                    Net                                       $   73,311             $   73,582            $ 109,334

      Losses and loss adjustment expenses incurred:
          Direct                                               $ 119,501              $ 104,614            $ 119,114
          Assumed                                                  2,233                  2,103                7,309
          Ceded                                                  (76,149)               (64,686)             (60,589)

                    Net                                       $   45,585              $  42,031            $  65,834

      Unpaid loss and loss adjustment expenses:
          Direct                                               $ 120,764              $ 162,737            $ 218,741
          Assumed                                                 16,627                 16,427               11,363
          Ceded                                                  (89,657)              (109,543)            (115,061)

                    Net                                       $   47,734             $   69,621            $ 115,043

         Program Business

During 2001, one of the Company’s former reinsurers, Berkley Insurance Company (“Berkley”), disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration.

         Program Business

As a result of the dispute with Berkley, the Company recorded $1,122,570 as an allowance against the related reinsurance recoverable during 2002. As a result of the settlement with Berkley, the Company reversed the allowance during 2003.

         (7)     Income Taxes

        Total income tax expense for the years ended December 31, 2001, 2002 and 2003 was allocated as follows:

                                                            2001                    2002                  2003

Tax expense (benefit) attributable to:
    Income from continuing operations                     $ 1,150,095            $   918,790            $ 2,675,375
    Unrealized gain (losses) on securities
      available-for-sale                                      152,279                541,271               (630,673)

              Total                                       $ 1,302,374             $1,460,061            $ 2,044,702

         Program Business

U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                              Current               Deferred                 Total

   December 31, 2001                                        $ 1,334,218           $   (184,123)             $ 1,150,095

   December 31, 2002                                            450,939                467,851                  918,790

   December 31, 2003                                          6,323,726             (3,648,351)               2,675,375

         Program Business

The state income tax components aggregated $55,698, $41,224 and $213,718 for the years ended December 31, 2001, 2002 and 2003, respectively. Income tax expense from continuing operations for the years ended December 31, 2001, 2002 and 2003 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                     2001                   2002                   2003
                                                              -------------------    -------------------    -------------------
                                                              -------------------    -------------------    -------------------

      Expected income tax                                          $ 1,803,484            $ 1,156,989            $ 3,430,527
      Foreign earned income not subject to direct taxation            (614,882)              (325,173)              (540,000)
      Tax-exempt interest                                              (15,654)                     -               (157,282)
      State taxes and other                                            (22,853)                86,974               (57,870)

      Total income tax                                             $ 1,150,095            $   918,790            $ 2,675,375

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                                                December 31,
                                                                                 -------------------------------------------
                                                                                 -------------------------------------------
                                                                                        2002                   2003
                                                                                 --------------------   --------------------
                                                                                 --------------------

      Deferred tax assets:
          Loss reserve discounting                                                    $ 3,626,068            $ 5,785,906
          Unearned premium reserves                                                     2,538,619              3,404,780
          Difference between tax and GAAP basis of Harbour Village project              4,057,362              1,153,901
          Difference between tax and GAAP method of Harbour Village project                     -              3,087,159

          Warranty reserve                                                              1,022,173              1,407,578

      Gross deferred tax assets                                                        11,244,222             14,839,324

          Valuation allowance                                                            (517,903)            (1,141,809)

      Gross deferred tax assets after valuation allowance                              10,726,319             13,697,575

      Deferred tax liabilities:
          Deferred acquisition costs                                                    2,013,443              2,163,012
          Unrealized gain on securities                                                   789,985                129,234
          Difference between tax and GAAP method at Harbour Village project               408,073                      -
          NOL Carryforward                                                                (82,803)              (579,362)
          Other                                                                           192,035                300,022

      Gross deferred tax liabilities                                                    3,320,733              2,012,906

      Net deferred tax assets                                                          $7,405,586            $11,684,609
Given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its deferred tax assets. Except for the deferred tax assets associated with American Safety RRG described above, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets described herein; therefore no additional valuation allowance has been established.

         (8)     Insurance Accounting

The consolidated financial statements have been prepared in conformity with GAAP which vary in certain respects, for the Company, American Safety Casualty, American Safety Indemnity and American Safety RRG, from statutory accounting practices prescribed or permitted by regulatory authorities. Statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the “NAIC”). In its March 1998 meeting, the NAIC membership adopted the Codification of Statutory Accounting Principles Project (the “Codification”) as the NAIC-supported basis of accounting. The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2001, 2002 and 2003 was $10,046,899, $8,795,945 and $19,332,539, respectively, and the amounts required to be maintained by the Company were $2,179,716, $5,832,605 and $7,530,329, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the retained earnings available for distribution.

The maximum amount of dividends the Company’s insurance subsidiaries can pay out without prior written approval from the subsidiaries’ domicile state insurance commissioners, is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year. Dividends are also limited to the amount of unassigned surplus.

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

American Safety Casualty, American Safety Indemnity and American Safety American Safety RRG have calculated their RBC level and have determined that their capital and surplus is in excess of threshold requirements.

        (9)    Loans Payable

         Acquisition and Development Loan

In July 2000, the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. The current facility has been increased to $57.0 million. As of December 31, 2002, and December 31, 2003, the Company had outstanding borrowings of $16,971,148 and $17,561,122, respectively. Interest only is due monthly until July 31, 2004, at which time all outstanding principal and interest is due. Partial repayments are required as residential condominium units and boat slips are sold. The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly. The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project. Both the Company and American Safety Holdings Corp., a subsidiary, have provided partial loan guarantees. The Company was in compliance with all debt covenants at December 31, 2002 and 2003, and there were no defaults of events of default during 2002 and 2003.

        Finance of Insurance Premiums

The Company through its subsidiary, Ponce Lighthouse Properties, Inc., financed various insurance premiums in connection with the Harbour Village project. The premium financing loan is unsecured and bears interest at various rates. The outstanding balance at December 31, 2002 and December 31, 2003 was $172,599 and $0, respectively.

         Trust Preferred Offerings

During 2003 ASCTI and American Safety Capital Trust II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used to support the growth of its insurance business, to repay short term debt and for general corporate purposes. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for ASCTI and American Safety Capital Trust II, respectively. The securities can be redeemed by the Company commencing in five years.

The underlying debt obligations between the Company and ASCTI and American Safety Capital Trust II expose the Company to variability in interest payments due to changes in interest rates. Management entered into an interest rate swap for each trust preferred offering to manage that variability. Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt. The overall effective fixed rate expense as a result of this hedge is 7.1% and 7.6% for ASCTI and American Safety Capital Trust II, respectively, over the first five years of the obligation.

Interest expense for the twelve months ended December 31, 2003 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is Reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2003 were $135,558 and ($39,604) for American Safety Capital Trust and American Safety Capital Trust II, respectively. The interest rate swaps are 100% effective at December 31, 2003.

         Other Borrowings

The Company, through its subsidiary, American Safety Holdings Corp., had a loan facility of $5.0 million. This loan bears interest of LIBOR plus 2.5%, adjusted monthly. At December 31, 2002, the outstanding borrowings under this loan were $5 million. The loan was paid in full in 2003.

Loans payable mature as follows: $17,561,122 in 2004, $0 in 2005, and $0 in 2006, $0 in 2007, $0 in 2008 and $12,880,226 thereafter.

The Company capitalizes interest as a component of cost during the development and construction period. In 2002 and 2003, the Company incurred $459,839 and $766,976, respectively in interest cost on other borrowings, all of which was capitalized.

(10) Related Party and Affiliate Transactions

ASI Services, American Safety’s underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 2001 and expires on February 28, 2006. The Company pays base annual rent of $450,193 plus an annual increase based on the consumer price index of at least 4%.

(11) Segment Information The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three Reportable segments: Environmental Specialty, Excess and Surplus Lines, and Program Business.
Real estate consists of the Harbour Village project in Ponce Inlet, Florida as discussed in Note 3 herein. In our Insurance Operations segment, Environmental Specialty writes insurance coverages for the environmental remediation industry. Excess and Surplus Lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program Business facilitates the offering of insurance to homogeneous niche groups of risks.

The Company measures the Real Estate and Insurance Operation segments using net income, total assets and total equity. The Reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the Reportable Insurance Operations segments. The following table presents key financial data by segment for years ended December 31, 2001, December 31, 2002 and December 31, 2003 (in thousands):

                                                                  Insurance
                                            ------------------------------------------------------
                                            ------------------------------------------------------
                                   Real
          December 31, 2001       Estate     Environmental       E&S       Programs      Other       Other       Total
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net premiums earned              -          11,380        23,897       8,887       29,147          -       73,311
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Losses and loss                  -           2,873        11,071       6,766       24,875          -       45,585
        adjustment expenses
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Acquisition expenses             -           2,447         6,345        (924)       7,991          -       15,859
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Underwriting                     -           6,060         6,481       3,045       (3,720)         -       11,866
        profit/(loss)
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Income tax/(benefit)           829                            1,150                             (155)       1,150
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net earnings/(loss)          1,611                            4,154                              546        4,154
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Assets                    46,925                           322,520                              56      322,520
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Equity                    10,938                           59,980                             (203)      59,980
                                -------------------------------------------------------------------------------------------

                                                                  Insurance
                                            ------------------------------------------------------
                                                              ------------------------------------
                                   Real
          December 31, 2002       Estate      Environmental       E&S      Programs      Other       Other       Total
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net premiums earned              -          11,789         37,162     13,719       10,912          -       73,582
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Losses and loss                  -           5,036         19,459      7,648        9,888          -       42,031
        adjustment expenses
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Acquisition expenses             -           4,413          7,109        318        2,637          -       14,507
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Underwriting                     -           2,310         10,594      5,753       (1,613)         -       17,044
        profit/(loss)
                                -------------------------------------------------------------------------------------------
      Income tax/(benefit)         1,356                                 (91)                         (346)         919
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net earnings/(loss)          1,900                               3,618                        (3,034)       2,484
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Assets                    54,820                             334,470                            52      389,342
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Equity                    13,306                              49,400                          (254)      62,452
                                -------------------------------------------------------------------------------------------

                                                                  Insurance
                                            ------------------------------------------------------
                                            ------------------------------------------------------
                                   Real
          December 31, 2003       Estate      Environmental       E&S      Programs      Other       Other       Total
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net premiums earned              -          19,872         59,093     22,910        7,459          -      109,334
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Losses and loss                  -           9,185         34,516     12,875        9,258          -       65,834
        adjustment expenses
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Acquisition expenses             -           5,571         12,712      2,151        1,384          -       21,818
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Underwriting                     -           5,116         11,865      7,884       (3,183)         -       21,682
        profit/(loss)
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Income tax/(benefit)         1,338                                 381                           956        2,675
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
      Net earnings/(loss)          2,218                               7,076                        (1,880)       7,414
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Assets                    53,327                             460,721                           212      514,260
                                -------------------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------------------
        Equity                    15,661                              79,845                          (163)      95,343
                                -------------------------------------------------------------------------------------------

Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance geographic segments for the years ended December 31, 2001, December 31, 2002 and December 31, 2003 (in thousands):

            December 31, 2001              United States                   Bermuda                       Total
       Income tax                                1,150                              -                      1,150
       Net earnings                              2,346                          1,808                      4,154
       Assets                                  288,612                         33,908                    322,520
       Equity                                   40,300                         19,680                     59,980

            December 31, 2002              United States                   Bermuda                       Total
       Income tax                                  919                              -                        919
       Net earnings                              1,528                            956                      2,484
       Assets                                  339,633                         49,709                    389,342
       Equity                                   45,854                         16,598                     62,452

            December 31, 2003              United States                   Bermuda                       Total
       Income tax                                2,675                              -                      2,675
       Net earnings                              5,827                          1,587                      7,414
       Assets                                  410,177                        104,083                    514,260
       Equity                                   50,445                         44,898                     95,343
The Company has changed its segment Reporting to coincide with the Company’s strategic direction and the corresponding management Reporting. Historically the Company has reviewed information segmented between real estate and geographical insurance operations as disclosed in its historical filings. The division of real estate, U.S. insurance and Bermuda insurance was the breakdown that met the definition of operation segments as defined in FAS No. 131, Paragraph 10 as this was the level of segmentation reviewed by management. As a by-product of a change in Chief Executive Officers in 2003, management Reporting was modified to reflect a more specific segment Reporting structure. Prior period segment information has been restated to conform to the current segment structure.

(12)      Commitments and Contingencies

At December 31, 2002 and 2003, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

(13)      Liability for Unpaid Loss and Loss Adjustment Expenses

         Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                 Years Ended December 31,
                                                                  --------------------------------------------------------
                                                                  --------------------------------------------------------
                                                                       2001               2002                2003
                                                                  ---------------  -------------------  ------------------
                                                                                      (In thousands)

      Unpaid loss and loss adjustment expenses, January 1         $   62,592           $ 137,391            $  179,164
      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses January 1                               35,727              89,657               109,543
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Net unpaid loss and loss adjustment expenses, January 1         26,865              47,734                69,621
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Incurred related to:
          Current year                                                44,507              40,297                60,598
          Prior years                                                  1,078               1,734                 5,236
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Total incurred                                                  45,585              42,031                65,834
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Paid related to:
          Current year                                                13,282               4,739                 2,490
          Prior years                                                 11,434              15,405                17,922
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Total paid                                                      24,716              20,144                20,412
                                                                  ---------------  -------------------  ------------------

      Net unpaid loss and loss adjustment expenses, December 31       47,734              69,621               115,043

      Reinsurance recoverable on unpaid loss and loss
          adjustment expenses, December 31                            89,657             109,543               115,061
                                                                  ---------------  -------------------  ------------------
                                                                  ---------------  -------------------  ------------------

      Unpaid loss and loss adjustment expenses, December 31        $ 137,391           $ 179,164             $ 230,104
                                                                  ===============  ===================  ==================
The negative development for prior years for 2001, 2002 and 2003 occurred in the following lines of business.

                                                                                      Year Ended December 31,
                                                                        ---------------------------------------------------
                                                                        ---------------------------------------------------
                                                                              2001             2002             2003
                                                                        ---------------------------------------------------
                                                                        ---------------------------------------------------
                                                                                          (In thousands)
       Environmental                                                          (1,439)               66            (347)
       Excess and Surplus                                                          -                 -           1,387
       Programs                                                                  605               279             296
       Other                                                                   1,912             1,389           3,900
                                                                        ---------------------------------------------------

       Total                                                                 $ 1,078           $ 1,734         $ 5,236
                                                                        ---------------------------------------------------
Excess and surplus lines negative development is attributable to developing losses on (i) contractor’s liability business written in New York City during 1999 and 2000 and (ii) products liability on certain types of risk. Other development reflects $3.6 million of deterioration of workers’ compensation reserves due to claim development trends that exceeded historical modeling expectations.

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

The net liabilities for losses and loss adjustment expenses maintained by the Company’s insurance subsidiaries are equal under both statutory accounting practices and GAAP.

(14) Stock Options

The Company’s stock option plan grants incentive stock options to employees. The options have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. The majority of our options generally vest over three years. At December 31, 2003, 544,283 shares were available for future grants.

The intrinsic value method is used to value stock options in accordance with APB No. 25. Under this method, we do not recognize compensation cost for stock options is not recognized provided the option price equals fair market value at the date of grant. Under the terms of the stock option plan, the exercise price equal to the fair market value at the date of grant.

The following table shows the stock option activity for the Company during 2001, 2002 and 2003.
                                                               Option Shares            Weighted average exercise
                                                                                                  price
                                                          -------------------------    -----------------------------
                                                          -------------------------    -----------------------------

       Outstanding at December 31, 2000                         $  624,190                        $ 9.20

       2001 activity:
           Granted                                                 328,724                          6.00
           Canceled                                                (15,341)                                 -
                                                          -------------------------    -----------------------------
                                                          -------------------------    -----------------------------

       Outstanding at December 31, 2001                         $  937,573                        $ 8.13
                                                          =========================    =============================
                                                          =========================    =============================

       2002 activity:
           Granted                                                 106,000                          8.85
           Exercised                                               (61,757)                                 -
           Canceled                                                (23,466)                                 -
                                                          -------------------------    -----------------------------
                                                          -------------------------    -----------------------------

       Outstanding at December 31, 2002                         $  958,350                        $ 8.34
                                                          =========================    =============================
                                                          =========================    =============================

       2003 activity:
           Granted                                                 306,000                          8.85
           Exercised                                                (1,500)                                 -
           Canceled                                               (253,800)                                 -
                                                          -------------------------    -----------------------------
                                                          -------------------------    -----------------------------

       Outstanding at December 31, 2003                        $ 1,009,050                        $ 7.57
                                                          =========================    =============================
Of the 958,350 outstanding options at December 31, 2002, 827,433 were exercisable. Of the 1,009,050 outstanding options at December 31, 2003, 636,550 were exercisable.

The remainder of the options vest evenly over a three-year period. The following table summarizes information about stock options outstanding at December 31, 2003:
                                      Options                                            Options exercisable
                                    Outstanding
                                                Weighted
                                                average         Weighted                                      Weighted
            Range of                           remaining         average                                      average
            exercise           Number         contractual       exercise      Grant            Number         exercise
              price         outstanding           life            price         Year        exercisable        price
          --------------   ---------------   ---------------   ------------   ----------    -------------   -------------
          --------------   ---------------   ---------------   ------------   ----------    -------------   -------------

              $ 7.08           65,500             3.75           $ 7.08           1997          65,500         $ 7.08
               11.00           65,000             4.13            11.00           1998          65,000          11.00
                9.50           87,000             5.13             9.50           1999          87,000           9.50
                6.00           85,550             6.21             6.00           2000          85,550           6.00
                6.00          300,000             7.04             6.00           2001         300,000           6.00
                8.85          100,500             8.14             8.85           2002          33,500           8.85
                6.75          105,500             9.14             6.75           2003               -
                8.57          200,000             9.50             8.57           2003               -
                           ---------------                                                  -------------

          $6.00-11.00       1,009,050             7.22           $ 7.57                        636,550         $ 7.25
          ==============   ===============   ===============   ============                 =============   =============

For the pro-forma information presented in Note 1(n), the fair value of each option granted during 2001, 2002 and 2003 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0%; 6.0% and 0.0% in 2001, 2002 and 2003, respectively; expected volatility of 51.08%, 44.33% and 41.80% in 2001, 2002 and 2003, respectively; risk-free interest rate of 5.4%, 3.5% and 3.5% in 2001, 2002 and 2003, respectively; and expected life from the vesting dates ranging from 0.50 years to 10.00 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company expects to grant additional awards in future years. The Company granted options in 2001, 2002 and 2003 at an amount deemed to be fair market value at the date of grant. See Note 1(n) for more information.

(15)     Litigation

The Company is routinely a party to various litigation or arbitration disputes considered to be in the normal course of or related to its business. While the outcome of these matters cannot be estimated with certainty, management believes (after consultation with legal counsel) that the resolution of such matters will not have a material adverse effect on the Company’s financial condition or operating results, except for the following matters.

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

The Company filed a lawsuit in April 2000 in the United States District Court for the Northern District of Georgia for damages and, alternatively, to rescind the acquisitions based upon the sellers’ breach of the representations and warranties made concerning the business affairs and financial condition of the acquired companies. The sellers’ misrepresentations as to the business affairs and financial condition of the acquired companies, and the under-reserving for claims, relate only to the operations of the acquired companies. The sellers/defendants filed several motions for summary judgment opposing the Company’s rescission claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendants in the definitive agreements were correct. The Court also granted the Company’s motions for summary judgment on various counterclaims. The Company filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. As a result, the Company recognized a $1 million expense in 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings. The Court denied our motion in December 2003 and the remaining issues in the case will now proceed to trial in 2004. After the trial the Company will have the right to appeal all adverse prior rulings in the case.

Berkley Reinsurance Recoverables Dispute. During 2001, one of the Company’s former reinsurers, Berkley Insurance Company (“Berkley”), disputed its obligations under several reinsurance treaties entered into during the “soft reinsurance market” that existed in 1998 and 1999. As a result of adverse loss experience to the reinsurer from certain lines of business, Berkley stopped reimbursing the Company for amounts due under such treaties and requested that the Company retroactively consider taking a greater portion of the losses than is required under the treaties or, alternatively, to rescind and reform portions of certain treaties. The Company instituted arbitration proceedings against the reinsurer and the arbitration hearing commenced May 19, 2003. During the first week of arbitration, the Company settled its reinsurance recoverables dispute with Berkley. As part of the settlement, Berkley agreed to reimburse the Company for all paid losses outstanding as of December 31, 2002, and continue to make payments under reinsurance treaties in the ordinary course of business. In consideration, the Company agreed to modify the terms of a reinsurance treaty and to certain other conditions, including the release of Berkley from its other claims in the arbitration.

As a result of the dispute with Berkley, the Company recorded $1,122,570 as an allowance against the related reinsurance recoverable during 2002. As a result of the settlement with Berkley, the Company reversed the allowance during 2003.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)

The following table presents the quarterly results of consolidated operations for 2002 and 2003 (dollars in thousands, except per share amounts):

           2002                    Mar. 31                June 30               Sept. 30                Dec. 31
                             --------------------   --------------------   --------------------   --------------------
                             --------------------   --------------------   --------------------   --------------------

Operating revenues*                 $ 35,509             $ 32,008               $ 31,086                $ 31,374
Income (loss) before taxes             3,019                2,735                  1,212                  (3,569)
Net earnings (loss)                    2,046                1,853                  1,034                  (2,449)
Comprehensive income (loss)              818                3,341                  3,906                  (3,531)

Net earnings (loss) per
    share:
Basic                                $ 0.43               $  0.39                 $  0.22                 $ (0.52)
Diluted                                0.43                  0.38                    0.21                   (0.51)

Common stock price ranges:
         High                        $ 9.32                $ 8.98                 $ 8.80                   $ 7.75
         Low                           8.27                  7.73                   7.76                     5.80

           2003                    Mar. 31                June 30               Sept. 30                Dec. 31
                             --------------------   --------------------   --------------------   --------------------
                             --------------------   --------------------   --------------------   --------------------

Operating revenues*                 $ 29,476             $ 42,912               $ 45,215                 $ 55,248
Income (loss) before taxes             1,215                5,417                  3,795                     (338)
Net earnings (loss)                    1,220                3,814                  2,962                     (582)
Comprehensive income (loss)            1,569                3,533                  2,299                   (1,387)

Net earnings (loss) per
    share:
Basic                                $ 0.26                $ 0.80                  $ 0.62                 $ (0.09)
Diluted                                0.25                  0.79                    0.58                   (0.09

Common stock price ranges:
         High                       $  7.33                $ 9.15                 $ 13.60                 $ 14.00
         Low                           6.69                  6.18                    9.03                   11.85

         *Operating revenues are total revenues less realized gains and losses.

During the fourth quarter of 2002, the Company incurred a net loss as a result of impairment of notes receivable, allowance for reinsurance recoverable, and also from decreased closings in its real estate subsidiaries. During the fourth quarter of 2003, the Company incurred a net loss as a result of impairment of notes receivable.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE II - CONDENSED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

                                                                              2002                         2003
Assets
Investment in subsidiaries                                                $ 58,101,465                   $ 71,477,707
Other investments:
    Fixed maturities                                                           632,372                     23,259,904
    Cash and cash equivalents                                                4,014,613                         36,577
    Short term investments                                                      15,000                        446,372
    Secured note receivable                                                  2,500,000                      2,500,000
    Accrued investment income                                                  514,491                        188,316
    Total other investments                                                 65,777,941                     97,908,876
Premiums receivable                                                            485,255                              -
Ceded loss reserves                                                            563,470                              -
Other assets                                                                 1,124,143                        793,980
Total assets                                                              $ 67,950,809                    $98,702,856

Liability and shareholders' equity
Unpaid losses and loss adjustments expenses                                 $2,278,995                              -
Assumed loss and LAE payable                                                   199,991                              -
Due to related party                                                         2,217,701                      3,074,599
Dividend payable                                                               570,113                              -
Accounts payable and accrued expenses                                          132,160                        185,134
Total liabilities                                                            5,398,960                      3,259,733
Common stock                                                                    47,399                         69,108
Additional paid in capital                                                  25,889,904                     52,744,720
Accumulated other comprehensive earnings, net                                2,884,989                      1,485,328
Retained earnings                                                           33,629,557                     41,043,967
Total shareholders' equity                                                  62,451,849                     95,343,123
Total liabilities and shareholders' equity                                $ 67,950,809                    $98,702,856

See accompanying independent auditors’ Report.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE II - CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                         2001                    2002                    2003
     Revenues:
         Direct and assumed premiums earned         $   (156,789)         $           -         $               -
         Ceded premiums earned                            79,415                      -                         -
         Net premiums earned                             (77,374)                     -                         -

         Investment income                               227,807                159,585                    79,077
         Interest on notes receivable                    103,814        -                                       -
         Realized gains (losses) on sales of
           investments                                         -                297,394                         -
         Other income                                    211,175                180,877                  (500,000)

     Total Revenues                                      465,422                637,856                  (420,923)

     Expenses:
         Losses and LAE incurred                      (1,001,970)                53,522                  (630,077)
         Other underwriting expenses                     567,861                901,065                   853,030
             Total Expenses                             (434,109)               954,587                   222,953

         Net earnings (loss) before equity in
         net earnings of subsidiary                      899,531               (316,731)                 (643,876)
         Equity in net earnings of
             subsidiary                                3,254,738              2,800,850                 8,058,286
     Net earnings                                     $4,154,269             $2,484,119               $ 7,414,410

See accompanying independent auditors’ Report.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE II - STATEMENTS OF CASH FLOW

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                         2001                      2002                      2003

Cash flow from operating activities:
  Net earnings (loss) before equity in
    earnings of subsidiary                             $   899,531           $   (316,731)            $    (643,876)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
  Change in operating assets and liabilities:
    Accrued investment income                             (138,442)               (58,310)                  326,175
    Premiums receivable/payable                            895,630                (43,472)                  485,225
    Due from/to affiliate                                  519,850              3,522,003                   856,898
    Unpaid losses and loss adjustment expenses          (2,007,292)               328,246                (1,715,525)
    Accounts payable and accrued expenses                  169,169                (49,062)                   52,974
    Assumed loss and LAE payable                           121,352                199,991                  (199,991)
    Other, net                                               7,277                627,751                  (245,507)
 Net cash provided by (used in) operating
    activities                                             467,075              4,210,416                (1,083,627)

Cash flow from investing activities:
  Decrease (increase)in investments                      1,837,081              2,762,347               (29,339,562)
  Investment in subsidiary                                       -             (1,667,119)                        -
  Decrease (increase)in short term investments                   -                186,742                  (431,372)
Net cash provided by (used in) investing
    activities                                           1,837,081              1,281,970               (29,770,934)

Cash flow from financing activities:
  Proceeds from sale of common stock                             -                395,281                26,876,525
  Dividends paid                                                 -             (1,701,302)                        -
  Purchase of Treasury Stock                            (2,442,061)              (186,489)                           -
Net cash provided by (used in) financing
    activities                                          (2,442,061)            (1,492,510)               26,876,525

Net (decrease) increase in cash                           (137,905)             3,999,876                (3,978,036)
  Cash and cash equivalents, beginning of year             152,642                 14,737                 4,014,613
  Cash and cash equivalents, end of year              $     14,737             $4,014,613             $      36,577

See accompanying independent auditors’ Report.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE II - CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

                                                          2001                    2002                      2003

   Net earnings                                         $ 4,154,269          $ 2,484,119              $  7,414,410
   Other comprehensive earnings (loss) before
       income taxes:
      Unrealized gains on securities
          available-for-sale, net of minority
          interest of $10,739, $509,327 and
          $(193,085) for 2001, 2002 and 2003,
          respectively                                    1,315,680            3,280,750                 1,058,249
      Reclassification adjustment for realized
          gains included in net earnings, net of
          minority interest of $99,805, $(24,421)
          and $51,324 for 2001, 2002 and 2003,
          respectively                                     (756,512)            (689,464)               (3,088,583)
   Total other comprehensive earnings (loss)
       before income taxes                                  559,168            2,591,286                (2,030,334)
   Income tax expense (benefit) related to
       items of comprehensive earnings                      152,279              541,271                  (630,673)

   Other comprehensive earnings (loss), net of
       income taxes                                         406,889            2,050,015                (1,399,661)

   Total comprehensive earnings                         $ 4,561,158          $ 4,534,134               $ 6,014,749

See accompanying independent auditors’ Report.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(dollars in thousands)

                      Column B     Column C    Column D    Column E    Column F    Column G         Column H         Column I     Column J    Column K

                                  Reserves
                                     for                                                        Claims and Claim     Amortiza-
                                    Unpaid    Discount,                                       Adjustment Expenses     tion of    Paid
                      Deferred    Claims and  if any,                                         Incurred Related to    Deferred    Claims
                       Policy       Claim     Deducted                               Net                              Policy     and Claim
                     Acquisition  Adjustment  in Column   Unearned      Earned    Investment                        Acquisition  Adjustment   Premiums
                        Costs      Expenses       C        Premiums    Premiums     Income                             Costs      Expenses    Written

                                                                                               Current     Prior
                                                                                                Year       Years
-------------------- ------------ ----------- ----------- ----------- ----------- ----------- ---------- ---------- ------------ ----------- -----------
-------------------- ------------ ----------- ----------- ----------- ----------- ----------- ---------- ---------- ------------ ----------- -----------
United States
December 31, 2001      5,474       137,391        -         59,466      58,091      3,296      33,501     1,055      16,269       16,171     147,117
December 31, 2002      5,100       179,114        -         71,675      48,136      3,442      26,795       717       5,341       13,832     149,481
December 31, 2003      6,361       230,054        -         99,939      69,716      4,309      39,701     2,676      12,118       12,017     203,586

Bermuda
December 31, 2001        323             -        -            302      15,220        768      11,006        23       1,464        8,545      15,901
December 31, 2002      3,451            50        -              -      25,446        946      13,502      1,017      6,738        6,312       9,809
December 31, 2003      5,599            50        -              -      39,618      1,492      20,897      2,560      9,700        8,260       9,081

Combined Total
December 31, 2001      5,797       137,391        -         59,768      73,311      4,064      44,507     1,078      17,733       24,716     163,018
December 31, 2002      8,551       179,164        -         50,685      73,582      4,388      40,297     1,734      12,079       20,144     159,290
December 31, 2003     11,960       230,104        -         99,939     109,334      5,801      60,598     5,236      21,818       20,412     212,667

See accompanying independent auditors’ Report.

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

SCHEDULE IV - REINSURANCE

YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(dollars in thousands)

                                                                             Assumed from                   Percentage of
                                                                Ceded to         Other                          Amount
                Property-Liability               Gross           Other         Companies         Net        Assumed to Net
             Insurance Premiums Earned           Amount        Companies                        Amount
        ------------------------------------ --------------- --------------- -------------- --------------- ---------------
        ------------------------------------ --------------- --------------- -------------- --------------- ---------------

        United States
        December 31, 2001                     $ 134,459         $ 77,241        $ 16,680     $  73,898            22.6%
        December 31, 2002                     $ 137,049         $ 70,909       $   8,259     $  74,399            11.1
        December 31, 2003                     $ 175,916         $ 75,268       $   8,486      $109,134             7.8

        Bermuda
        December 31, 2001                             -            $ 587               -        $ (587)            -
        December 31, 2002                             -            $ 817               -        $ (817)            -
        December 31, 2003                             -            $(200)              -        $  200             -

        Combined Total
        December 31, 2001                     $ 134,459         $ 77,828        $ 16,680     $  73,311            22.8
        December 31, 2002                     $ 137,049         $ 71,726       $   8,259     $  73,582            11.2
        December 31, 2003                     $ 175,916         $ 75,068       $   8,486      $109,334             7.8
See accompanying independent auditors' Report.

Exhibit 3.3

AMERICAN SAFETY INSURANCE HOLDINGS LTD.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
AUDIT COMMITTEE CHARTER

January 2004

Purposes

        The primary purposes of the Audit Committee are to assist the Board in its oversight of (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence and (4) the performance of the Company’s internal audit function and independent auditors. Its responsibilities in that regard include:

o         Reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof;

o         Reviewing the annual independent audit of the Company's financial statements;

o         Reviewing the Company's systems of internal accounting and financial controls; and

o         Reviewing and monitoring the internal audit process and internal audit results.

        In discharging its duties, the Committee is empowered to investigate any matter brought to its attention with full access to all Company books, records, facilities, personnel, legal counsel and independent auditors, along with the sole power to retain and terminate outside counsel, auditors or other experts for this purpose and to approve their fees and other retention terms. Any independent auditor retained by the Company shall report directly to the Committee and is ultimately accountable to the Committee. The Committee shall be entitled to incur at the Company’s expense such other ordinary expenses that are necessary or appropriate in carrying out its duties.

        The Committee shall review the adequacy of this Charter on an annual basis and recommend any appropriate changes to the Board for consideration.

Membership

        Appointment and Removal. The Committee shall be appointed by the Board and shall serve at the pleasure of the Board for such term as the Board may decide or, with respect to an individual Committee member, until such Committee member is no longer a Board member. The Board shall designate the Chairman of the Committee.

        Number and Meetings. The Committee shall be comprised of not less than three members of the Board. The Committee shall meet as often as necessary to fulfill its responsibilities.

         Independence. The Committee members will each qualify as (1) an "independent director" under the rules of the New York Stock Exchange and (2) "independent" as defined by the rules and regulations of the Securities Exchange Act of 1934. These requirements as currently is effect are summarized in Annex A hereto. Accordingly, the members of the Committee will be directors who the Board affirmatively concludes have no material relationship to the Company, as determined by the Board, either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company.

        The failure of the Committee to satisfy the independence requirements set forth above or the financial literacy requirements set forth below shall not invalidate any actions taken by the Committee.

        Financial Literacy. The Committee members will meet the experience requirements of the New York Stock Exchange and the Securities Exchange Act of 1934. Each Committee member will be financially literate or will become financially literate within a reasonable period of time after his or her appointment to the Committee. In addition, at least one member of the Committee will have accounting or related financial management expertise and that member or another member of the Committee must be an “audit committee financial expert” (as such term is defined by the rules and regulations of the Securities Exchange Act of 1934). The designation or identification of a person as an audit committee financial expert shall not (a) impose on such person any duties, obligations or liability greater than the duties, obligations and liability imposed on such person as a member of the Committee and the Board in the absence of such designation or identification or (b) affect the duties, obligations or liability of any other member of the Committee or the Board.

Responsibilities

        The Company’s management is responsible for preparing the Company’s financial statements, and the independent auditors are responsible for auditing those financial statements. Additionally, the Board recognizes that the Company’s financial management, as well as the independent auditors, have more time, knowledge and detailed information regarding the Company than do Committee members. As a result, in carrying out its oversight responsibilities, the Committee’s role is not to provide expert or special assurance as to the Company’s financial statements or any professional certification as to the independent auditors’ work. As used in this Charter, the term “independent auditor” means any independent auditor, including one constituting a “registered public accounting firm” (as defined in Section 2(a)(12) of the Sarbanes-Oxley Act of 2002), engaged for the purpose of preparing or issuing an audit report or performing other audit review or attest services for the Company.

        The following functions shall be the common, recurring activities of the Committee in carrying out its duties.

  Retention of Independent Auditors. The Committee shall be directly responsible for the appointment, compensation, retention, oversight and termination of the independent auditors. The Committee shall have the ultimate authority and responsibility to select the independent auditor (including approval of all engagement fees and terms and resolution of disagreements between management and the independent auditors), evaluate the independent auditors (including its qualifications, performance and independence) and, where appropriate, replace the independent auditors.

  Independence of Auditors. In connection with the retention of the Company's independent auditors, the Committee shall, at least annually, review and discuss the information provided by management and the auditors relating to the independence of the audit firm, including, among other things, information related to the non-audit services provided and expected to be provided by the auditors and the other relationships between the Company and the auditors. The Committee shall be responsible for (a) ensuring that the independent auditors submit at least annually to the Committee a formal written statement delineating all relationships between the auditors and the Company consistent with applicable independence standards, (b) actively engaging in a dialogue with the auditors with respect to any disclosed relationship or service that may impact the objectivity and independence of the auditors and (c) taking appropriate action in response to the auditors' report to satisfy itself of the auditors' independence.

  Pre-Approval of Audit and Non-Audit Services. The Committee shall pre-approve all audit, review or attest services and all permissible non-audit services. The Committee may delegate to one or more of its members the authority to pre-approve audit services and non-audit services pursuant to any pre-approval policies and procedures established by the Committee and satisfying the requirements set forth in the Securities Exchange Act of 1934; provided, however, that all pre-approved services must be disclosed by such delegate to the full Committee at each of its scheduled meetings.

  Independent Auditors' Quality Control. The Committee shall obtain and review a report from the independent auditors, at least annually, which describes (a) the audit firm's internal quality-control procedures and (b) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the audit firm, and any steps taken to deal with any such issues.

  External Audit Plans. The Committee shall review and discuss with the independent auditors the plans for, and the scope of, the annual audit and other examinations, including the adequacy of staffing and compensation.

  Conduct of the Audit. The Committee shall review with the independent auditors any audit problems or difficulties and management's response, including any restrictions on the scope of the independent auditors' activities or on access to requested information, and any significant disagreements with management. The Committee, consistent with Section 303 of the Sarbanes-Oxley Act of 2002 and Regulation 13B-2 promulgated thereunder, shall not influence the conduct of the audit in any improper manner.

  Review of Audit Results. The Committee shall review and discuss with the independent auditors the report of their annual audit, or proposed report of their annual audit, and (a) major issues regarding accounting principles and financial statement presentations, including any significant changes in the Company's selection or application of accounting principles, and major issues as to the adequacy of the Company's internal controls and any special audit steps adopted in light of material control deficiencies, (b) analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements, (c) the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of the Company and (d) any audit problems or difficulties encountered in the audit work and management's response.

  Assurances Under Section 10A of the Exchange Act. The Committee shall obtain from the independent auditors assurance that Section 10A of the Securities Exchange Act of 1934 (generally relating to the auditors' identification of illegal acts and related party transactions) has not been implicated.

  Financial Statements and Disclosures. The Committee shall review with management and the independent auditors the annual and quarterly financial statements to be included in the Company's periodic reports, including disclosures in the Management's Discussion and Analysis section contained therein. This review will occur prior to filing of the annual or quarterly report, as applicable, and the Committee shall recommend to the Board whether the audited annual financial statements should be included in the Company's Form 10-K. The Committee shall review and consider with the independent auditors the matters required to be discussed by the Statement of Auditing Standards ("SAS") No. 61.

  Financial Press Releases. The Committee shall review and discuss the Company's earnings press releases (including any use of "pro forma," or "adjusted" non-GAAP, information) and the financial information and earnings guidance provided to analysts and rating agencies. This review may occur before or after issuance and may be done generally (i.e., review of the types of information to be disclosed and the types of presentation to be made).

  Internal Audit Plans. The Committee shall review and discuss with the partner of the audit firm performing the internal audit function and appropriate members of his or her staff, and the in-house personnel performing any internal audit functions, the plans for and the scope of their ongoing audit activities, including adequacy of staffing and compensation.

  Internal Audit Results. The Committee shall review and discuss with the partner of the audit firm performing the internal audit function, management, the independent auditors and the appropriate staff members of each, the results of any internal audits.

  Internal Accounting Controls. The Committee shall review and discuss with the partner of the audit firm performing the internal audit function, management, the independent auditors and the appropriate staff members of each, the quality and adequacy of the Company's internal accounting controls, the Company's financial, auditing and accounting organizations and personnel, and the Company's policies and compliance procedures with respect to business practices which shall include the disclosures regarding internal controls and matters required to be reported to the Committee by Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

  Separate Meetings. The Committee shall meet separately and periodically with management, with internal auditors (or other personnel responsible for the internal audit function) and with independent auditors.

  Risk Management Policies. The Committee shall discuss policies with respect to risk assessment and risk management in order to govern the processes by which management assesses and manages the Company's exposure to risk.

  Hiring of Employees of Independent Auditors. The Committee shall set clear hiring policies for employees or former employees of the independent auditors, and in the absence of an applicable policy no such individual shall be hired.

  Complaints Regarding Financial Statements or Accounting Policies. The Committee shall establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

  Proxy Statement Report. The Committee shall prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company's annual proxy statement.

  Review of Other Matters. The Committee shall review and discuss such other matters that relate to the accounting, auditing and financial reporting practices and procedures of the Company as the Committee may, in its own discretion, deem desirable in connection with the review functions described above.

  Other Duties. The Committee shall perform any other duties or responsibilities delegated to the Committee by the Board from time to time.

  Reports to the Board. The Committee shall report regularly to the Board, which report may include issues that arise with respect to (a) the quality of integrity of the Company's financial statements, (b) the Company's compliance with legal or regulatory requirements, (c) the performance and independence of the Company's independent auditors or (d) the performance of the internal audit function.
  Annual Evaluation. The Committee shall conduct and review with the Board annually an evaluation of the Committee's performance.

Annex A

Audit Committee

Independence Requirements

        NYSE Rules. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In addition, the following directors shall not satisfy the definition of “independent”:

  A director who is an employee, or whose immediate family member is an executive officer, of the Company is not independent until three years after the end of such employment relationship.

  A director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.

  A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company is not "independent" until three years after the end of the affiliation or the employment or auditing relationship.

  A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company's present executives serve on that company's compensation committee is not "independent" until three years after the end of such service or the employment relationship.

  A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues, is not "independent" until three years after falling below such threshold.

        SEC Rules. In order to be considered to be independent, a member of the Committee may not, other than in his or her capacity as a member of the Committee, the Board, or any other Board committee:

  Accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company or any subsidiary thereof, provided that, unless the rules of the New York Stock Exchange provide otherwise, compensatory fees do not include the receipt of fixed amounts of compensation under a retirement plan (including deferred compensation) for prior service with the Company (provided that such compensation is not contingent in any way on continued service); or

  Be an affiliated person (as defined by the SEC) of the Company or any subsidiary thereof. Other. No member of the Committee may simultaneously serve on more than three audit committees of companies with registered debt or equity (including the Company), unless the Board determines that such simultaneous service would not impair the ability of such member to effectively serve on the Committee.

Exhibit 3.4

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE CHARTER
January 2004

Purposes

        The primary purposes of the Nominating and Corporate Governance Committee are to ensure that (1) the Company’s Board consists primarily of qualified independent directors and (2) the Company and its Board follow the best possible corporate governance practices. Its responsibilities in that regard include:

o         Identifying individuals qualified to become members of the Board and to recommend to the Board candidates for election or reelection as directors;

o         Monitoring and recommending corporate governance and other board practices; and

o         Overseeing performance reviews of the Board, its committees and the individual members of the Board.

        In discharging its duties, the Committee is empowered to investigate any matter brought to its attention with full access to all Company books, records, facilities, personnel, legal counsel and independent auditors, along with the sole power to retain and terminate outside counsel or other experts for this purpose and to approve their fees and other retention terms. The Committee shall be entitled to incur at the Company’s expense such other ordinary expenses that are necessary or appropriate in carrying out its duties.

        The Committee shall review the adequacy of this Charter on an annual basis and recommend any appropriate changes to the Board for consideration.

Membership

        Appointment and Removal. The Committee shall be appointed by the Board and shall serve at the pleasure of the Board for such term as the Board may decide or, with respect to an individual Committee member, until such Committee member is no longer a Board member. The Board shall designate the Chairman of the Committee.

        Number and Meetings. The Committee shall be comprised of not less than three members of the Board. The Committee shall meet as often as necessary to fulfill its responsibilities. The Committee may appoint subcommittees and may delegate its responsibilities to a subcommittee to the extent it deems appropriate.

         Independence. The Committee members will each qualify as "independent" under the rules of the New York Stock Exchange. These requirements as currently in effect are summarized in Annex A hereto. Accordingly, the members of the Committee will be directors who the Board affirmatively concludes have no material relationship to the Company, as determined by the Board, either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company.

        The failure of the Committee to satisfy the independence requirements set forth above shall not invalidate any actions taken by the Committee.

Responsibilities

        The following functions shall be the common, recurring activities of the Committee in carrying out its duties.

Nominating Responsibilities

  The Committee shall lead the Company's search for individuals qualified to become members of the Board.

  The Committee shall evaluate and recommend to the Board for nomination candidates for election or reelection as directors.

  In the event of a vacancy on the Board, or if the Committee becomes aware of a pending vacancy and the Board determines that such vacancy shall be filled by the Board, the Committee shall recommend to the Board a qualified individual for appointment to the Board.

  The Committee shall establish and oversee appropriate director orientation and continuing education programs.

  In assessing the qualification of a candidate, the Committee generally shall observe the following guidelines:

o         The only candidate who at the time of his initial election may be non-independent is the Chief Executive Officer of the Company. The remaining directors shall be independent at the time of their initial election, but shall not be disqualified from reelection as a result of subsequently no longer being independent, provided that at all times a substantial majority of the directors shall be independent. In assessing independence the Committee shall consider the requirements on New York Stock Exchange rules and such other factors as it deems advisable.

o         In considering candidates, the Committee shall consider their other obligations and time commitments and their ability to attend meetings in person.

o         In the event that the Chairman, other than the current Chairman at the time of the initial adoption of this Charter, is not independent, the Committee shall recommend another director to serve as the "lead independent director."

o         To avoid potential conflicts of interest, interlocking directorships will not be allowed. Interlocking directorships shall be deemed to occur if a senior executive officer of the Company serves on the board of or as a trustee of a company or institution that employs one or more directors (i.e., reciprocal directorships).

AMERICAN Corporate Governance Responsibilities

  The Committee shall, from time to time, as the Committee deems appropriate, make recommendations to the Board regarding an appropriate Board organization and structure.

  The Committee shall, from time to time, as the Committee deems appropriate, evaluate the size, composition, membership qualifications, scope of authority, responsibilities, reporting obligations and Charters of each committee of the Board.

  The Committee shall periodically review and assess the adequacy of the Company's corporate governance principles as contained in this Charter. Should the Committee deem it appropriate, it may develop and recommend to the Board for adoption additional corporate governance principles.

  The Committee shall periodically review the Company's Memorandum of Association and Bye-Laws in light of existing corporate governance trends, and shall recommend any proposed changes for adoption by the Board or submission by the Board to the Company's shareholders.

  The Committee may make recommendations on the structure and logistics of Board meetings and may recommend matters for consideration by the Board.

  The Committee shall consider, adopt and oversee all processes for evaluating the performance of the Board, each committee and individual directors.

  The Committee shall annually review and assess its own performance.

  The Committee shall oversee the development of a Chief Executive Officer succession plan, under which, among other things, the Board will receive periodic reports from management on the development of other members of senior management.

General

  The Committee shall review and discuss such other matters that relate to the accounting, auditing and financial reporting practices and procedures of the Company as the Committee may, in its own discretion, deem desirable in connection with the review functions described above.

  The Committee shall perform any other duties or responsibilities delegated to the Committee by the Board from time to time.

  The Committee shall report regularly to the Board.

  The Committee shall conduct and review with the Board annually an evaluation of the Committee's performance.

Annex A

Nominating and Corporate Governance Committee

Independence Requirements

        NYSE Rules. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In addition, the following directors shall not satisfy the definition of “independent”:

  A director who is an employee, or whose immediate family member is an executive officer, of the Company is not independent until three years after the end of such employment relationship.

  A director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.

  A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company is not "independent" until three years after the end of the affiliation or the employment or auditing relationship.

  A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company's present executives serve on that company's compensation committee is not "independent" until three years after the end of such service or the employment relationship.

  A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues, is not "independent" until three years after falling below such threshold.

Exhibit 3.5

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
COMPENSATION COMMITTEE CHARTER

January 2004

Purposes

        The primary purposes of the Compensation Committee are to (1) oversee the compensation of the Company’s officers, (2) approve and recommend to the Board the Company’s policies, programs, procedures and objectives for compensating its officers and key employees and (3) administer the Company’s equity based incentive compensation plans. Its responsibilities in that regard include:

o         Monitoring compensation practices at other companies generally and in the insurance industry in particular;

o         Establishing corporate goals and objectives with respect to compensation; and

o         Overseeing the Company's compensation setting practices.

        In discharging its duties, the Committee is empowered to investigate any matter brought to its attention with full access to all Company books, records, facilities, personnel, legal counsel and independent auditors, along with the sole power to retain and terminate outside counsel or other experts for this purpose and to approve their fees and other retention terms. The Committee shall be entitled to incur at the Company’s expense such other ordinary expenses that are necessary or appropriate in carrying out its duties.

        The Committee shall review the adequacy of this Charter on an annual basis and recommend any appropriate changes to the Board for consideration.

Membership

        Appointment and Removal. The Committee shall be appointed by the Board and shall serve at the pleasure of the Board for such term as the Board may decide or, with respect to an individual Committee member, until such Committee member is no longer a Board member. The Board shall designate the Chairman of the Committee.

        Number and Meetings. The Committee shall be comprised of not less than three members of the Board. The Committee shall meet as often as necessary to fulfill its responsibilities.

        Independence. The Committee members will each qualify as (1) an "independent director" under the rules of the New York Stock Exchange, (2) an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986 and (3) a "non-employee director" within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, in each case as such requirements may be interpreted or amended from time-to-time by the promulgating authority. These requirements as currently in effect are summarized in Annex A hereto. Accordingly, the members of the Committee will be directors who the Board affirmatively concludes have no material relationship to the Company, as determined by the Board, either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company.

        The failure of the Committee to satisfy the independence requirements set forth above shall not invalidate any actions taken by the Committee.

Responsibilities

        The following functions shall be the common, recurring activities of the Committee in carrying out its duties.

  Executive Compensation Policies and Programs. The Committee shall review, approve and administer the Company's compensation policies and programs for officers and key employees.

  Director Compensation. The Committee shall periodically review the status of Board compensation policies and shall discuss the results of such review with the Board. The Committee shall not, however, have the authority to approve or determine director compensation.
  Chief Executive Officer Compensation. The Committee, acting together with any other independent directors who have advised the Chairman of the Committee that they would like to participate, shall (a) review and approve, at least annually, corporate goals and objectives relevant to the compensation of the Chief Executive Officer of the Company, (b) evaluate the performance of the Chief Executive Officer in light of those corporate goals and objectives, and (c) have sole authority to determine and approve the Chief Executive Officer’s compensation level based on those evaluations and such other factors as it deems appropriate. The Committee shall report the determination of the Chief Executive Officer’s compensation to the Board.
  Other Executive Officer Compensation. The Committee shall make recommendations to the Board with respect to other executive officer compensation.

  Incentive Compensation Plans. The Committee shall make recommendations to the Board with respect to incentive compensation plans.
  Equity-Based Plans. The Committee shall make recommendations to the Board with respect to equity-based plans and grants thereunder and shall oversee the grants, guidelines and rules thereunder.
  Certain Other Plans. Unless expressly provided otherwise, the Committee shall administer the Company's equity based incentive compensation plans and other plans adopted by the Board that contemplate administration by a Board committee; provided, however, that, absent express approval of the Board, the Committee will not administer or have oversight of the administration of any employee benefit plan subject to the Employee Retirement Income Security Act.
  Regulatory Compliance. The Committee shall, in consultation with appropriate officers of the Company, oversee regulatory compliance with respect to compensation matters, including overseeing any compensation programs intended to preserve tax deductibility and, as may be required, establishing performance goals and determining whether performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code.
  Approval of Newly-Hired and Promoted Executive Officers. The Committee shall review and recommend to the Board the hiring and initial compensation of newly-hired executive officers and officers promoted to executive officer positions. With respect to the position of Chief Executive Officer, the Board’s review and approval shall be required to appoint a newly-hired person or to promote a person to that office, but the Committee, acting together with any other independent directors who have advised the Chairman of the Committee that they would like to participate, shall have the sole authority to determine the compensation of a newly-hired Chief Executive Officer or a person promoted into that position.
  Proxy Statement Report. The Committee shall prepare the report required by the rules of the Securities and Exchange Commission to be included in the Company's annual proxy statement or annual report on Form 10-K.
  Review of Other Matters. The Committee shall review and discuss such other matters that relate to the accounting, auditing and financial reporting practices and procedures of the Company as the Committee may, in its own discretion, deem desirable in connection with the review functions described above.
  Other Duties. The Committee shall perform any other duties or responsibilities delegated to the Committee by the Board from time to time.
  Reports to the Board. The Committee shall report regularly to the Board.
  Annual Evaluation. The Committee shall conduct and review with the Board annually an evaluation of the Committee's performance.

Annex A
Compensation Committee
Independence Requirements

        NYSE Rules. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). In addition, the following directors shall not satisfy the definition of “independent”:

  A director who is an employee, or whose immediate family member is an executive officer, of the Company is not independent until three years after the end of such employment relationship.
  A director who receives, or whose immediate family member receives, more than $100,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not independent until three years after he or she ceases to receive more than $100,000 per year in such compensation.
  A director who is affiliated with or employed by, or whose immediate family member is affiliated with or employed in a professional capacity by, a present or former internal or external auditor of the Company is not "independent" until three years after the end of the affiliation or the employment or auditing relationship.
  A director who is employed, or whose immediate family member is employed, as an executive officer of another company where any of the Company's present executives serve on that company's compensation committee is not "independent" until three years after the end of such service or the employment relationship.
  A director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that makes payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, exceeds the greater of $1 million or 2% of such other company's consolidated gross revenues, is not "independent" until three years after falling below such threshold.

        Internal Revenue Code. For purposes of Section 162(m) of the Internal Revenue Code, a member cannot (1) be a current employee of the Company or an affiliate, (2) be a former employee of the Company or an affiliate who receives compensation for prior services (other than benefits under a tax-qualified retirement plan) during the taxable year, (3) be a former officer of the Company or an affiliate or (4) receive remuneration from the Company or an affiliate, either directly or indirectly, in any capacity other than as a director. (For this purpose, remuneration includes any payment in exchange for goods or services). The foregoing four requirements shall be interpreted consistent with Treas. Reg. §1.162-27(e)(3).

        SEC Section 16. For purposes of Rule 16b-3 of the Exchange Act, no member of the Committee can (1) currently be an officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company or a subsidiary of the Company, or otherwise be currently employed by the Company or a subsidiary of the Company, (2) receive compensation, either directly or indirectly, from the Company or a subsidiary of the Company, for services rendered as a consultant or in any capacity other than as a director, except for an amount that does not exceed the dollar amount for which disclosure would be required pursuant to Reg. S-K, Item 404(a) of the Exchange Act, (3) possess an interest in any other transaction for which disclosure would be required pursuant to Rule 404(a) or (4) engage in a business relationship for which disclosure would be required pursuant to Rule 404(b) of the Exchange Act.

EXHIBIT 12

RATIO OF EARNINGS TO FIXED CHARGES

(in thousands)

                                                         2001                      2002                      2003

      Earnings
      Pre-tax earnings                                  $ 5,304                  $ 3,403                   $ 10,090
      Plus:  Interest expense recognized                    470                      716                      1,424
      Total earnings                                      5,774                    4,119                     11,514

      Fixed charges
      Interest expenses for the period                    1,237                      506                      1,183
      Total fixed charges                               $ 1,237                $     506                 $    1,183

      Coverage Ratio                                       4.67                     8.14                       9.73

Exhibit 14

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

CODE OF BUSINESS CONDUCT AND ETHICS

March 2004

I. Purpose

        The Board of Directors (the “Board”) of American Safety Insurance Holdings, Ltd. together with its subsidiaries (“collectively, American Safety” or the “Company”) has adopted this Code of Business Conduct and Ethics (the “Code”), in connection with Rule 303A of the New York Stock Exchange (the “NYSE Listing Standards”) and Section 406 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder. The provisions of this Code apply to all employees, officers, and directors of the Company, including the Company’s principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions (collectively, “Employees”).

        The Code is designed to deter wrongdoing and to promote, honest and ethical conduct, avoidance of conflicts of interests, full, fair, accurate, timely and understandable disclosure in Securities and Exchange Commission public filings, compliance with applicable governmental laws, rules and regulations, prompt internal reporting to the Board of violations of the Code and accountability for adherence to the Code.

II. Ethical Behavior

        Each Employee is expected to adhere to a high standard of ethical conduct and to conduct his or her duties on behalf of the Company with uncompromising honesty and integrity. Each Employee of the Company is expected to be honest and ethical in dealing with all Company employees, customers, vendors and third parties.

III. Conflicts of Interest

        Each Employee is expected to avoid engaging in activities that conflict with, or are reasonably likely to conflict with, the best interests of the Company and its shareholders. An Employee must never use or attempt to use his or her position with the Company to obtain any improper benefit for himself or herself, for his or her family members, or for any other person. In addition, Employees should not have any position with or substantial interest in, any business enterprise for profit, the existence of which would be expected to conflict with the proper performance of his or her respective Company duties or responsibilities.

        This provision applies not only to each Employee but also to immediate family members of each Employee, any trust in which an Employee (or a member of the Employee’s immediate family) has a beneficial interest (and over which it can exercise or influence decision making), and any person with whom the Employee (or a member of the Employee’s immediate family) has a substantial business relationship. An “immediate family member” includes parent, child, spouse, domestic partner, brother, sister, parent-in-law, grandparent, and grandchild.

        If an Employee believes a conflict of interest exists or may arise, he or she should immediately disclose the nature and extent of the conflict, or potential conflict, to his or her supervisor, who, along with appropriate members of senior management of the Company, will evaluate the conflict and take the appropriate action, if any, to ensure that the Company’s interests are protected. For the avoidance of doubt, any transaction between the Company and another party on terms that are reasonably believed to be at least as favorable as the terms that the Company otherwise could have obtained from an unrelated third party shall not create a conflict of interest or cause a violation of this Code, provided that (i) with respect to the Board and any member of senior management, the Audit Committee of the Board was given prior notice of such transaction and (ii) with respect to all other Employees not included in the immediately preceding clause, the Company’s General Counsel was given prior notice of such transaction.

IV. Corporate Opportunities

        All Employees are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of the Board. No Employee may use corporate property, information, or position for improper personal gain, and no Employee may compete with the Company directly or indirectly. All Employees owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises.

V. Competition and Fair Dealing

        The Company seeks to outperform our competition fairly and honestly. Stealing proprietary information, possessing trade secret information that was obtained without the owner’s consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each Employee should endeavor to respect the rights of and deal fairly with the Company’s suppliers, customers, competitors and employees. No Employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

        The purpose of business entertainment and gifts in a commercial setting is to create good will and sound working relationships, not to gain unfair advantage with customers. No gift or entertainment should ever be offered, given, provided or accepted by any employee of the Company, family member of an employee or agent unless it: (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff and (5) does not violate any laws or regulations. Please discuss with your supervisor any gifts or proposed gifts which you are not certain are appropriate.

VI. Integrity of Records and Financial Reporting

        The Company applies the highest ethical standards in its financial and non-financial public reporting and follows all applicable Securities and Exchange Commission, NYSE Listing Standards, and other standards and rules regarding reporting. Employees are responsible for full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company. As such each Employee has the responsibility to be truthful and accurate in his or her accounting and reporting practices and to immediately report to appropriate Company personnel any information that he or she becomes aware of that affects disclosures made by the Company. This includes any violations of law or this Code that may warrant disclosure to appropriate government authorities. If an Employee discovers an error in any information previously disclosed to the public, such discovery should immediately be brought to the attention of members of senior management and the Audit Committee of the Board and, if applicable, the Company’s independent auditors or outside legal advisors.

VII. Compliance With Laws, Rules And Regulations

        It is the Company’s policy to comply with all applicable federal or state laws, rules, and regulations, the laws of any other jurisdictions in which we conduct business and the rules and regulations of self-regulatory organizations of which the Company is a member. Obeying the law, both in letter and spirit, is the foundation on which this Company’s ethical standards are built. It is the responsibility of each Employee to respect and adhere to such applicable laws, rules, and regulations. When an Employee is uncertain regarding the interpretation and/or application of any law or regulation, he or she should consult with a supervisor, a member of senior management, or the Company’s General Counsel.

VIII. Confidentiality

        Employees must maintain the confidentiality of confidential information entrusted to them by the Company or its customers, except when disclosure is authorized by the Company’s General Counsel or required by laws or regulations. Confidential information includes all non-public information that might be of use to competitors, or harmful to the Company or its customers, if disclosed. The obligation to preserve confidential information continues even after employment ends.

IX. Protection and Proper Use of Company Assets

        All Employees should endeavor to protect the Company’s assets and ensure their efficient use. Any suspected incident of fraud or theft should be immediately reported for investigation. The obligation to protect the Company’s assets include its proprietary information. Proprietary information includes intellectual property such as trade secrets, patents, trademarks and copyrights, as well as business, marketing and service plans, engineering and manufacturing ideas, designs, databases, records, salary information and any unpublished financial data and reports. Unauthorized use or distribution of this information would violate the policies of the Company. It could also be illegal and result in civil or even criminal penalties.

X. Waivers and Amendments

        This Code may be amended or modified by the Board or by senior management of the Company. Waivers of this Code may only be granted by the Board or a committee of the Board with specific delegated authority. Waivers of and amendments to this Code will be disclosed to the public as required by the Securities Exchange Act of 1934 and the rules thereunder and the applicable rules of the NYSE Listing Standards.

XI. Reporting any Illegal or Unethical Behavior or Accounting or Auditing Concerns

        Compliance with this Code is important to the Company and depends on each Employee. If you observe or become aware of illegal or unethical behavior, violations of the Code or accounting or auditing concerns, you should promptly report the behavior to the Audit Committee of the Board. It is the policy of the Company not to retaliate against any person for the act of reporting, in good faith, a suspected ethical or legal violation or accounting or auditing concerns. Any attempt to take such adverse action is a violation of this Code and will result in significant discipline, including possible termination. To the extent the matter has been reported and remains unresolved you should report the matter to the Company’s outside legal advisors.

XII. Enforcement

        The Company’s Audit Committee -- in coordination with senior management, the Company’s General Counsel and, where appropriate, the Board -- is responsible for overseeing the fair, prompt and consistent enforcement of this Code, including the investigation of possible violations and the undertaking of remedial actions.

XIII. Sanctions

        The Company has a long-standing commitment to conduct all business activities with the highest ethical standards. Accordingly, this Code is important to the Company and must be taken seriously. Violations of this Code will not be tolerated and will result in disciplinary action. Depending on the nature of the violation involved, violation of this Code may result in civil or criminal legal enforcement actions.

                                                                     Exhibit 99

                                                            Harbour Village Development Status
                                                          (000)s except references to Condo Units

                                                             Phase 1                              Phase 2
                                            ------------------------------------------- ----------------------------
                                                                  Townhouses                  The          The
                                                         ------------------------------
                                               Marina         Oak                            Links        Links         Total
                                               Condos       Hammock       Riverwalk          North        South        Condos      Boat Slips      Total
                                            ------------------------------------------- ---------------------------- ------------ ------------- ------------

                 12/31/2003
-----------------------------------------
Planned Number of Condo Units and
   Boat Slips                               248          18            28                         188                188          670          142           812
Condo Units and Boat Slips under
   Contract                                 248          15            27                         179                161          630          142           772
Value of Pre-sale Contracts (Note 1)     62,892       6,696        10,486                      45,506             44,674      170,254       13,082       183,336
Number of Buildings                           8           4             6                           4                  4           26            -            26
Number of Closed Units                      248          15            25                         171                  -          459          138           597

Number of Buildings Complete by Task
  Building Foundation                         8           4             6                           4                   4
  Vertical Building Completed                 8           4             6                           4                   4
  Interior Finish Completed                   8           4             6                           4                   -
  Certificate of Occupancy Received           8           4             6                           4                  -

             4th Quarter Actual
-----------------------------------------
Units Closed                                  -           -             3                          62                  -            65            1           66

Revenue Recognized                           85          19         1,277                      16,788                  -        18,169          142        18,311
Other Revenue                                                                                                                                                 366

  Total Revenue                                                                                                                                            18,677

Gross Profit Recognized                    (301)       (295)           39                       4,212                  -         3,655         (874)        2,781

Other Expense (Income) Items                                                                                                                                  825
Pre-Tax Profit                                                                                                                                              1,956

           Actual 12/31/2003 YTD
-----------------------------------------
Units Closed                                  -          12            14                         171                 197           17          214

Revenue Recognized                          498       5,314         5,840                      42,706              54,358        1,905       56,263

Other Revenue                                                                                                                                 1,292

  Total Revenue                                                                                                                              57,555

Gross Profit Recognized                    (935)       (546)           37                       8,898               7,454          (73)       7,381

Other Expense (Income) Items                                                                                                                  3,825

Pre-Tax Profit                                                                                                                                3,556

      Outlook For 1st Quarter of 2004
-----------------------------------------
Units Closed                                  -           2             1                          24                    27          1           28

Revenue Recognized - Condos and Boat Slips    -       1,186           372                       7,214                 8,772        138        8,910

Land Sales and Other Revenue                                                                                                                  2,300

  Total Revenue                                                                                                                               11,210

Gross  Profit  Recognized  - Condos and Boat
   Slips                                      -          (1)            8                       1,322                 1,329         58         1,387

Gross Profit Recognized - Land Sales                                                                                                             450

Other Expense (Income) Items                                                                                                                     811

Pre-Tax Profit                                                                                                                                 1,026

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