Form 10-Q
period 2004-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2004-05-14
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on May 4, 2004 was 6,921,935.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

                                                                                           Page

PART I - FINANCIAL INFORMATION                                                              3

         Item 1.  Financial Statements                                                      3

         Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                          19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks              26

         Item 4.  Controls and Procedures                                                  26

PART II - OTHER INFORMATION                                                                27

         Item 1.  Legal Proceedings                                                        27

         Item 2.  Changes in Securities and Use of Proceeds                                27

         Item 3.  Defaults Upon Senior Securities.                                         27

         Item 4.  Submission of Matters to a Vote of Security Holders.                     27

         Item 5.  Other Information.                                                       27

         Item 6.  Exhibits and Reports on Form 8-K.                                        27

SIGNATURES                                                                                 29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                   December 31,                 March 31,
                                                                       2003                       2004
                                                                                               (Unaudited)
                           Assets
Investments:
   Fixed maturity securities available for sale, at fair
      value                                                        $214,043,420              $ 235,652,101
   Common stock                                                       2,694,736                  5,183,634
   Investment in real estate                                         37,855,549                 32,278,639
   Short-term investments                                             5,680,817                 25,616,847

         Total investments                                          260,274,522                298,731,221

Cash and cash equivalents                                            32,153,379                 31,011,388
Restricted cash                                                       1,767,614                  1,705,756
Accrued investment income                                             2,771,691                  2,792,982
Notes receivable                                                      1,435,000                          -
Premiums receivable                                                  27,944,508                 28,732,304
Ceded unearned premium                                               27,109,135                 30,503,974
Reinsurance recoverable                                             126,986,307                130,823,009
Funds on deposit                                                      1,165,301                    751,728
Income tax recoverable                                                  936,010                    581,266
Deferred income taxes                                                11,684,609                 11,460,531
Deferred policy acquisition costs                                    11,960,495                 11,854,850
Property, plant and equipment                                         4,094,763                  4,447,470
Prepaid items                                                         1,242,422                  1,597,635
Intangible assets                                                     1,466,629                  1,466,629
Other assets                                                          1,267,259                  1,700,075

         Total assets                                             $ 514,259,644               $558,160,818
                                                                    ===========                ===========

                                                                   December 31,                 March 31,
                                                                       2003                        2004
                                                                                               (Unaudited)
            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 230,103,754              $ 250,108,070
   Unearned premiums                                                 99,938,562                103,868,588
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                  6,486,149
   Ceded premiums payable                                            17,722,931                 24,946,653
   Escrow deposits                                                    9,235,847                  7,954,687
   Accounts payable and accrued expenses                             14,260,809                  9,996,607
   Loan payable                                                      30,441,348                 29,776,272
   Securities payable                                                         -                 12,707,448
   Funds held                                                         4,046,407                  4,024,282
   Collateral held                                                      905,061                    835,141
   Deferred revenue                                                   1,817,775                  1,835,802
   Minority interest                                                 3,957,878                  4,273,096

         Total liabilities                                          418,916,521                456,812,795

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2003,
     6,910,766 and March 31, 2004, 6,920,935 shares                      69,108                     69,209
   Additional paid-in capital                                        52,744,720                 52,816,839
   Retained earnings                                                 41,043,967                 44,693,787
   Accumulated other comprehensive income, net                        1,485,328                  3,768,188
         Total shareholders' equity                                  95,343,123                101,348,023
         Total liabilities and shareholders' equity               $ 514,259,644               $558,160,818
                                                                    ===========                ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                         2003                2004

Revenues:
Direct premiums earned                                  $39,372,509      $  53,972,080
Assumed premiums earned                                   3,436,392          1,452,353
Ceded premiums earned                                   (19,996,906)       (21,305,696)
    Net premiums earned                                  22,811,995         34,118,737

  Net investment income                                   1,219,743          2,071,112
  Net realized gains                                        150,715             25,411
  Real estate income                                      5,429,847         13,952,154
  Other income                                               14,394             31,113
    Total revenues                                       29,626,694         50,198,527

Expenses:
  Losses and loss adjustment expenses                    12,816,638         22,359,442
  Acquisition expenses                                    4,677,225          6,610,218
  Payroll and related expenses                            2,221,912          2,623,376
  Real estate expenses                                    6,161,641         11,493,835
  Other expenses                                          2,379,455          2,096,542
  Minority interest                                          71,386            174,111
  Expense due to rescission                                  83,559             29,574
    Total expenses                                       28,411,816         45,387,098

    Earnings before income taxes                          1,214,878          4,811,429

Income taxes                                                 (5,475)         1,161,610

Net earnings                                           $  1,220,353        $ 3,649,819
                                                         ==========         ==========

Net earnings per share:
  Basic                                                      $ 0.26             $ 0.53
  Diluted                                                    $ 0.25             $ 0.49

Average number of shares outstanding
  Basic                                                   4,739,888          6,916,099
                                                         ==========         ==========
  Diluted                                                 4,796,772          7,408,663
                                                         ==========         ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow>
(Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                2003                      2004

Cash flow from operating activities:
  Net earnings                                                              $1,220,353               $  3,649,819
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                            (150,715)                   (25,411)
     Depreciation expense                                                       73,003                    210,703
     Amortization of deferred acquisition costs, net                          (698,201)                  (105,645)
     Accretion of discount                                                      69,429                    436,860
     Change in:
       Accrued investment and interest income                                  469,389                    (21,291)
       Premiums receivable                                                  (1,482,981)                  (787,796)
       Reinsurance  recoverable,  payable  and  ceded  unearned
         premiums                                                            4,376,662                 (7,231,541)
       Funds held by reinsured                                                 (36,132)                   (22,125)
       Funds on deposit                                                       (147,299)                   413,573
       Income taxes                                                         (1,691,732)                  (170,737)
       Unpaid losses and loss adjustment expenses                            4,581,476                 20,004,316
       Unearned premiums                                                     3,106,152                  3,930,026
       Ceded premiums payable                                                  734,422                  7,223,722
       Accounts payable and accrued expenses                                   437,619                 (4,264,202)
       Collateral held                                                          78,780                    (69,920)
       Prepaid items                                                          (251,198)                  (355,213)
       Deferred revenue                                                       (234,972)                    18,027
       Other, net                                                             (162,548)                  (232,159)
     Net cash provided by operating activities                              10,291,507                 22,601,006

Cash flow from investing activities:
  Purchases of fixed maturities                                            (17,489,930)               (11,855,739)
  Purchases of equity securities                                                     -                 (2,572,107)
  Proceeds from sale of fixed maturities                                     4,598,768                  5,904,931
  Proceeds from sale of equity investments                                           -                     79,606
  Decrease (increase) in short-term investments                              2,427,054                (19,936,030)
  Decrease notes receivable                                                    505,000                  1,435,000
  Decrease (increase) in real estate investment                             (9,051,223)                 5,576,910
  Purchase of fixed assets, net                                               (109,046)                  (563,410)
     Net cash used in investing activities                                 (19,119,377)               (21,930,839)

Cash flow from financing activities:
  Proceeds from issuance of common stock                                        23,799                     72,220
  Proceeds from (repayment of ) loan payable                                 9,423,871                   (665,076)
  Proceeds from (repayment of) escrow deposits                               1,155,706                 (1,281,160)
  Withdrawals of restricted cash                                               471,440                     61,858
     Net cash (used in) provided by financing activities                    11,074,816                 (1,812,158)

     Net increase in cash and cash equivalents                               2,246,946                 (1,141,991)
Cash and cash equivalents at beginning of period                            26,003,795                 32,153,379
Cash and cash equivalents at end of period                                 $28,250,741                $31,011,388
                                                                            ==========                 ==========

Supplemental disclosure of cash flow information:
  Income taxes paid                                                        $ 1,864,441                 $1,228,270
                                                                            ==========                 ==========
  Interest paid                                                            $   247,255                 $  340,213
                                                                            ==========                 ==========

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2003            2004

Net earnings                                                           $ 1,220,353    $ 3,649,819
   Other comprehensive earnings before income taxes:

   Unrealized  gains on  securities  available-for-sale,
     net of  minority  interest  of $8,477 and  $141,086
     for 2003 and 2004, respectively                                       597,643      3,242,572

   Unrealized losses on hedging transaction                                      -       (288,803)

   Reclassification   adjustment   for  realized   gains
     included in net earnings,  net of minority interest
     of $0 and $0 for 2003 and 2004, respectively                          150,715         25,411

   Total other comprehensive earnings before taxes                         446,928      2,928,358

   Income  tax   expense   related  to  items  of  other
     comprehensive income                                                   98,167        645,498

   Other comprehensive earnings net of income taxes                        348,761      2,282,860

  Total comprehensive earnings                                          $1,569,114    $ 5,932,679
                                                                         =========      =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”), its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company’s liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2003.

The unaudited interim consolidated financial statements include the accounts of American Safety, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2004 presentation.

Note 2 - Accounting Pronouncements

During the last two years, the FASB has issued a number of accounting pronouncements with various effective dates. SFAS No. 145, Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB statement No. 13, and Technical Corrections, SFAS No. 146, Accounting for Costs Associated with Exist or Disposal Activities; and SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9; FASB statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure; and FASB statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities and FASB statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. These pronouncements do not have a material effect on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, FASB delayed the effective date of FIN 46 for Variable Interest Entities (VIE) or potential VIE created before February 2003. In December 2003, the FASB issued a revised version of FIN 46, FIN 46(R), which finalized the accounting guidance for VIE. The Company adopted FIN 46(R) and has restated all prior year balances to conform to the new consolidation policies. As a result of adopting FIN 46(R), the Company consolidated its affiliate, American Safety RRG.

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

Note 4 - Investments

The amortized cost and estimated fair values of investments at December 31, 2003 and March 31, 2004 are as follows:

                                                                    Gross           Gross
                                                Amortized        unrealized       unrealized        Estimated
                                                   Cost             gains           losses         fair value

December 31, 2003:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $59,335,374         $1,340,823      $ 319,700         $60,356,497
      States of the U.S. and political
        subdivisions of the states              22,343,998            346,245        119,788         22,570,455
      Corporate securities                      81,522,358          1,694,500        376,514         82,840,344
      Mortgage-backed securities                48,965,816            134,843        824,535         48,276,124
        Total fixed maturities                 212,167,546          3,516,411      1,640,537        214,043,420
                                               ===========          =========   ============        ===========

      Common Stock                           $   2,520,930        $   188,678   $     14,872     $    2,694,736
                                               ===========          =========   ============        ===========

March 31, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $60,873,880         $2,155,031      $  99,504      $  62,929,407
      States of the U.S. and political
        subdivisions of the states              24,699,886            568,564         85,859         25,182,591
      Corporate securities                      81,841,666          2,909,932        256,346         84,495,252
      Mortgage-backed securities                62,992,040            281,211        228,400         63,044,851

        Total fixed maturities                $230,407,472         $5,914,738    $   670,109       $235,652,101
                                               ===========          =========   ============        ===========

      Common stock                            $  5,020,321        $   244,575   $     81,262     $    5,183,634
                                               ===========          =========   ============        ===========

Except for two mortgage-backed security, the securities listed in the following table have been trading at a loss for less than 12 months. The Company believes that the declines in fair value resulted primarily from changes in interest rates and market conditions rather than credit issues. Therefore, no impairment charges have been taken. The two mortgage-backed securities, which has been trading at a loss for greater than 12 months, are U.S. government-backed “GNMA”. Therefore, the Company has no concern regarding the ultimate collectibility of the security value, and accordingly, has not recorded any impairment write-down.

                                Less than 12 months      12 months or longer             Total
                                            Unrealized             Unrealized                Unrealized
                              Fair Value      Losses    Fair Value   Losses     Fair Value    Losses

       US Treasury
           Securities &
           other              8,115,580      (99,504)          -          -     8,115,580      (99,504)
           government corp
           and agencies
       States of the US
           and political
           subdivisions of    5,941,818      (85,859)          -          -     5,941,818      (85,859)
           the states
       Corporate             13,726,843     (256,346)          -          -    13,726,843     (256,346)
           securities
       Mortgage-backed
           securities        16,226,494     (226,653)     17,217     (1,747)   16,243,711     (228,400)
       Subtotal, fixed
           maturities        44,010,735     (668,362)     17,217     (1,747)   44,027,952     (670,109)
       Common stock           1,543,905      (81,262)          -          -     1,543,905      (81,262)
       Total temporarily
           impaired          45,554,640      (749,624)    17,217     (1,747)   45,571,857     (751,371)
           securities        ==========      =========    ======     =======   ==========     =========

Note 5 - Segment Information

The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: environmental specialty, excess and surplus lines and program business.

Real estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 6. In our Insurance Operations segment, environmental specialty writes insurance coverages for the environmental remediation industry. Excess and surplus lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program business facilitates the offering of insurance to homogeneous niche groups of risks.

The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the three months ended March 31, 2003 and March 31, 2004 (in thousands):

         March 31,              Real                          Insurance                       Corporate
            2003               Estate                                                          & Other    Total
                                         Environmental       E&S       Programs      Other

Gross premiums written              -        9,112        16,940       16,637       2,783           -     45,472
Net premiums written                -        6,959        14,326        3,951       2,258           -     27,494
Net premiums earned                 -        4,646        10,942        5,698       1,526           -     22,812
Losses and loss adjustment
   expenses                         -        2,086         6,016        3,460       1,255           -     12,817
Acquisition expenses                -        1,386         2,406          620         265           -      4,677
Underwriting profit                 -        1,174         2,520        1,618           6           -      5,318
Income tax expense/(benefit)     (274)                            269                               -         (5)
Net earnings/(loss)              (458)                          1,628                              50      1,220
Assets                         66,225                         350,813                              61    417,099
Equity                         12,884                          51,386                            (249)    64,021

         March 31,              Real                          Insurance
            2004               Estate                                                           Other     Total
                                         Environmental       E&S       Programs      Other

Gross premiums written             -          9,159       27,897       20,542       1,756           -     59,354
Net premiums written               -          7,072       23,787        2,378       1,320           -     34,557
Net premiums earned                -          6,916       19,841        6,154       1,208           -     34,119
Losses and loss adjustment
   expenses                        -          2,864       13,235        4,020       2,240           -     22,359
Acquisition expenses               -          1,806        4,272          314         218           -      6,610
Underwriting profit/(loss)         -          2,246        2,334        1,820      (1,250)          -      5,150
Income tax expense/(benefit)     937                              228                               (3)    1,162
Net earnings                   1,521                            2,111                               18     3,650
Assets                        46,515                          511,417                              229   558,161
Equity                        13,598                           87,901                             (151)  101,348

Additionally the Company conducts business in the following insurance geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the insurance geographic segments for the three months ended March 31, 2003 and March 31, 2004 (in thousands):

       March 31, 2003                 United States                  Bermuda                       Total
Income tax                                  (5)                             -                          (5)
Net earnings                                32                          1,188                       1,220
Assets                                 358,155                         58,944                     417,099
Equity                                  46,076                         17,945                      64,021

       March 31, 2003                 United States                  Bermuda                       Total
Income tax                               1,162                              -                       1,162
Net earnings                             2,079                          1,571                       3,650
Assets                                 452,998                        105,163                     558,161
Equity                                  53,786                         47,562                     101,348

Note 6 - Investment in Real Estate

The Company’s investment in the development of the Harbour Village Golf and Yacht Club (“Harbour Village”) project is comprised of 173 acres of property in Ponce Inlet, Florida (the “Property”) that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the basis of real estate.

As of December 31, 2003 and March 31, 2004, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                                   December 31, 2003              March 31, 2004
  Land                                                 $  1,587                     $   1,314
  Capitalized overhead, interest and taxes
                                                          2,254                         1,911
  Work in process                                        34,015                        29,054
         Total                                          $37,856                      $ 32,279
                                                         ======                        ======

During the quarter ended March 31, 2004, the Company closed 36 condominium units and 1 boat slips at Harbour Village, and during the quarter ended March 31, 2003, the Company closed 10 condominium units and 7 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 7 - Income Taxes

Total income tax expense for the periods ended March 31, 2003 and 2004, were allocated as follows:

                                                   Three Months Ended
                                                        March 31,
                                                    2003            2004
Tax expense (benefit)
attributable to
   Income from continuing
     operations                                $  (5,475)        $ 1,161,610
   Change in unrealized
     gains/losses on securities
     available for sale and on
     hedging transaction                          98,166             645,498

         Total                                $   92,691          $1,807,108
                                                  ======           =========

U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                       Current          Deferred               Total
         Three Months Ended
              March 31, 2003           $1,076,792      $(1,082,267)           $   (5,475)
              March 31, 2004           $1,583,029      $  (421,419)           $1,161,610

The state income tax expense (benefit) aggregated $(31,735) and $174,659 for the three months ended March 31, 2003 and 2004, respectively.

Income tax expense (benefit) for the periods ended March 31, 2003 and 2004 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                       Three Months Ended
                                                            March 31,
                                                   2003                  2004

Expected income tax expense                     $ 413,059            $1,635,886
Foreign   earned  income  not
   subject to U.S. taxation                      (404,046)             (534,464)
State taxes and other                             (14,488)               60,188
                                                $  (5,475)           $1,161,610
                                                 =========            =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                               December 31,        March 31,
                                                                                2003                  2004
         Deferred tax assets:

              Loss reserve discounting                                         $5,785,906       $  6,558,152
              Unearned premium reserves                                         3,404,780          3,229,691
              Difference between tax and GAAP basis of Harbour Village
                project.                                                        1,153,901            707,574
              Difference between tax and GAAP method at Harbour Village
                project                                                         3,087,159          3,283,133
              Warranty reserve                                                  1,407,578          1,308,274
              NOL carry forward                                                   579,362            335,512
         Gross deferred tax assets                                             15,418,686         15,422,336
              Valuation allowance                                              (1,141,809)          (528,929)
         Gross deferred tax assets after valuation allowance                   14,276,877         14,893,407

         Deferred tax liabilities:

              Deferred acquisition costs                                        2,163,012          1,966,818
              Net unrealized gains                                                129,234          1,166,036
              Other                                                               300,022            300,022
                Gross Deferred tax liabilities                                  2,012,906          2,991,685

                  Net deferred tax asset                                      $11,684,609        $11,460,531
                                                                               ==========         ==========

Except for the deferred tax assets associated with American Safety RRG, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets described herein; therefore, a valuation allowance has not been established against these assets. However, given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its deferred tax assets totaling $1,141,809 and $528,929 at December 31, 2003 and March 31, 2004, respectively.

Note 8 - Notes Receivable

During the quarter ended March 31, 2004, the Company received $1,435,000 from a borrower on two notes receivable that were past due. This represented the remaining balance carried on the Company's balance sheet. The Company continues to pursue other amounts legally due from the borrower.

Note 9 - Goodwill and Intangibles

The Company adopted SFAS No. 142 on January 1, 2003. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The recorded indefinite-lived intangibles at December 31, 2003 and March 31, 2004 were $1,467,000.

In accordance with the disclosure requirements of SFAS No. 142 there were no effects of goodwill on the net earnings for the three months ended March 31, 2003 and 2004.

Note 10 - Employee Stock Option

At March 31, 2004, the Company had an employee stock option plan. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under our stock option plan have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The majority of our options generally vest evenly over three years. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                                  Three Months Ending
                                                         March 31,
                                                  2003                2004
                                                 (In thousands, except
                                                   per share amounts)
Net earnings:
   As reported                                  $ 1,220            $ 3,650
   Effect of stock options                           72                209

      Pro forma net earnings                    $ 1,148            $ 3,441
                                                  =====              =====

   Net earnings per share
      Basic - as reported                      $   0.26           $   0.53
      Basic - pro forma                        $   0.24           $   0.50

      Diluted - as reported                    $   0.25           $   0.49
      Diluted - pro forma                      $   0.23           $   0.46

Note 11 - Loans Payable

Acquisition and Development Loan

In July 2000, the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. The current facility was later increased to $57.0 million. As of December 31, 2003 and March 31, 2004, the Company had outstanding borrowings of $17,561,122 and $16,583,266, respectively. Interest only is due monthly until July 31, 2004, at which time all outstanding principal and interest is due. The loan is being repaid from closings of units at Harbour Village. Partial repayments are required as residential condominium units and boat slips are sold. The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly. The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project. Both the Company and American Safety Holdings Corp., a subsidiary, have provided partial loan guarantees. The Company was in compliance with all debt covenants at December 31, 2003 and at March 31, 2004, and there were no defaults of events of default during 2003 and at March 31, 2004.

         Trust Preferred Offerings

During 2003 American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used to support the growth of the Company’s insurance business, to repay short term debt and for general corporate purposes. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed by the Company commencing in five years.

The underlying debt obligations between the Company and American Safety Capital and American Safety Capital II expose the Company to variability in interest payments due to changes in interest rates. Management entered into an interest rate swap for each trust preferred offering to manage that variability. Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt. The overall effective fixed rate expense as a result of this hedge is 7.1% and 7.6% for American Safety Capital and American Safety Capital II, respectively, over the first five years of the obligation.

Interest expense for the twelve months ended December 31, 2003 and March 31, 2004 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2003 and March 31, 2004 were $135,558 and $(40,705) for American Safety Capital Trust and ($39,604) and $(152,145) for American Safety Capital II, respectively. The interest rate swaps are 100% effective at March 31, 2004.

Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition

The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

Net earnings for the quarter ended March 31, 2004 increased to $3.7 million, or $0.49 per diluted share, from $1.2 million, or $0.25 per diluted share, for the same period of 2003. The Company’s net earnings are detailed as follows (in thousands):

                                                      Quarter ended                 Quarter ended
                                                     March 31, 2003                 March 31, 2004

      Insurance Operations                               $1,628                       $ 2,111
      Real Estate Operations                               (458)                        1,521
      Other,  including  realized  gains and
        (losses)                                             50                            18
      Net Earnings                                       $1,220                       $ 3,650
The increase in net earnings from insurance operations was due to strong underwriting profits in the Company’s core environmental, excess and surplus and program business lines. The increase in net earnings from real estate operations was due to increased closings of condominium units and boat slips at Harbour Village. Total revenues for the quarter ended March 31, 2004 increased 69% to $50 million as compared to the same period of 2003 as a result of increased net premiums earned, investment income and real estate income. Net premiums earned for the quarter ended March 31, 2004 increased 50% to $34 million from the same period of 2003 due to increases in net premiums earned in the Company’s core lines of business. Net cash flow from operations increased to $23 million for the quarter ended March 31, 2004 from $10 million in the same period of 2003.

        The following table breaks out the significant components of our consolidated revenues (in thousands):

                                                        Quarter Ended March 31,
                                                                                2003
                                                                                 to
                                                  2003           2004           2004

Net premiums written:
   Environmental                                $  6,959      $  7,072             1.6%
   Excess and Surplus                             14,326        23,787            66.0
   Programs                                        3,951         2,378           (39.8)
   Other                                           2,258         1,320           (41.5)

   Total net premiums written                     27,494        34,557            25.7%
                                                  ======        ======            =====

Net premiums earned:
   Environmental                                $  4,646      $  6,916           48.9%
  Excess and Surplus                              10,942        19,841           81.3
  Programs                                         5,698         6,154            8.0
  Other                                            1,526         1,208          (20.8)

Total net premiums earned                         22,812        34,119           49.6

Net investment income                              1,220         2,071           69.8
Net realized gains                                   151            25          (83.4)
Real estate income                                 5,430        13,952          156.9
Other income                                          14            32          128.6

Total Revenues                                   $29,627       $50,199           69.4%
                                                  ======        ======           =====

        The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                        Quarter ended March 31,
                                                            2003        2004
Insurance operations
      Loss & loss adjustment expense ratio              56.2%        65.5%
      Expense ratio                                         39.0         32.3
                  Combined ratio                            95.2%        97.8%
                                                            =====        =====

Net Premiums Written and Earned

Environmental. Our environmental line of business continued its solid growth in 2004 from 2003. Our written premiums on active business increased $310,000 offset by a decrease of $200,000 due to the elimination of one environmental program.

Excess and Surplus. Our excess and surplus lines continue to capitalize on current market conditions, specifically, the lack of insurance capacity for certain construction risks. As our growth allows for increased capacity in this unit, our objective is to diversify our risk portfolio both geographically and by class of business. We continue to work with a small core group of producers to identify selected risks for our portfolio. Renewal premium rate increases of 15% or more were not uncommon.

Programs. Historically, we have not retained significant portions of risk (less than 10%) in our program line; however, as we see opportunities to generate underwriting profits on existing programs, we expect to take advantage of these opportunities. Effective in 2002, we took significant risk (70%) on a pest control operators program and in 2003 and 2004 expanded our risk position in other programs (10% to 25%). Based on the opportunities available in the marketplace, we will continue to look for specialty niche program opportunities where we can take more significant risk positions. Program written premiums decreased primarily due to our assumed liability program, which was put into run-off in the first quarter of 2004. This program had net return premiums of $706,000 at March 31, 2004 compared to net written premiums of $1,359,000 during the same period of 2003. This was partially offset by increases in other active programs.

Other. The decrease in other premium earnings is attributable to our exiting specific lines of business that no longer fit in our business model. During the first quarter of 2003, we made the decision to only offer renewal policies for workers' compensation business; that line will be in full run-off starting in the second quarter of 2004.

Net Investment Income

The 70% increase in net investment income from March 31, 2003 to March 31, 2004 is attributable to an increase in our invested assets. Average invested assets increased from $121 million at March 31, 2003 to $244 million at March 31, 2004 due to positive cash flows from insurance operations and approximately $40 million in net funds raised from two private issuances of trust preferred securities and a public issuance of common stock. Our pre-tax investment yield decreased from 4.0% to 3.4% and our after-tax investment yield decreased from 3.1% to 2.7%. The decrease in the pre-tax yield is due to the Company realizing some gains on its bond portfolio in the second quarter of 2003 and the proceeds from the sales were invested into bonds carrying lower yields. In addition, the Company began investing a set amount on a monthly basis in equity securities in the third quarter of 2003.

Net Realized Gains

Net realized gains decreased from $151,000 in the quarter ended March 31, 2003 to $25,000 in the quarter ended March 31, 2004. During the quarter ended March 31, 2004 the Company had minimal sales of investments.

Real Estate Income

Real estate revenue increased to $14 million at March 31, 2004, from $5 million at March 31, 2003. This revenue is generated from closings of condominium units and boat slips at our real estate project known as Harbour Village. We do not recognize revenue until a closing occurs and title passes to the buyer. The following chart shows the number of condominium units and boat slips that were closed each quarter:

                                                                                     Quarter Ended
                                                                                       March 31
                                                                                  2003              2004
         Condominium Units                                                         10                36
         Boat Slips                                                                 7                 1
         Total                                                                     17                37

During 2004, we expect to close substantially all of the remaining units at Harbour Village, and we do not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village will be redeployed into our insurance operations as the project is completed. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Loss and Loss Adjustment Expense Ratio

At March 31, 2004 our loss ratio increased 9.3 points from 56.2% at March 31, 2003 to 65.5%, due to a combination of factors. Our workers’ compensation line of business, currently in run-off, experienced adverse loss development of $1.3 million and our excess and surplus line of business experienced adverse loss development of $1.5 million due to contractor’s liability business in 2001 and products liability on certain types of risk. This negative development contributed 8% to our loss ratio at March 31, 2004. An offsetting factor to such reserve development was the continuing implementation of our growth strategies in our core insurance business lines which continue to project overall loss and loss adjustment expense ratios of less than 60%.

Acquisition Expenses

Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses were $5 million at March 31, 2003, and increased to $7 million at March 31, 2004. Acquisition expenses as a function of net earned premiums were 19% at March 31, 2004, and 21% at March 31, 2003. The decrease is a result of our Company having higher earned premium on our excess and surplus lines business that is not subject to premium taxes when written by our excess and surplus insurance subsidiary.

Real Estate Expenses

Real estate expenses increased to $11 million at March 31, 2004 from $6 million at March 31, 2003 from our real estate project known as Harbour Village. The majority of real estate expenses (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the components of costs (in millions):

                             Quarter Ended
                               March 31,
                        2003              2004
         Variable       5,137            10,505
         Fixed          1,025               989
         Total          6,162            11,494
                        =====            ======

These variable costs, when applied to real estate revenue, produced gross margins of 5% at March 31, 2003, and 25% at March 31, 2004. The gross margin is higher at March 31, 2004 due to more closings of condominium units compared to March 31, 2003. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Liquidity and Capital Resources

We meet our cash requirements and finance our growth principally through cash flows generated from operations. Since 2000 we have operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. Our primary sources of short-term cash flow are premium writings, investment income and income from sales at our Harbour Village project. Our short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, our future liquidity requirements may vary; therefore, we have structured our investment portfolio maturities to allow for variations in those factors. We believe our current cash flows are sufficient for the short-term needs of our insurance business and our invested assets are sufficient for the long-term needs of our insurance business. However, the recent increases in market interest rates have offset unrealized gains in the Company’s fixed income investments and reduced the Company’s invested assets.

Consistent with the discussion above, net cash provided from operations was $10 million for the quarter ended March 31, 2003 and $23 million for the quarter ended March 31, 2004.

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

Harbour Village is being developed in three phases with projected completion in 2005. At March 31, 2004, we had outstanding borrowings of $17 million, down from an initial $37 million development and construction loan facility. This loan will mature on July 31, 2004 and is being repaid from closings of units at Harbour Village.The estimated completion cost for the remainder of Harbour Village is approximately $7 million. Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Harbour Village. There can be no assurance, however, that the amounts available from our sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet our future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

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

Combined Ratio

The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability for instance, depending on our mix of business, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations.

Reserves

Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain loss reserves to cover the unpaid portion of the estimated liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred-but-not-reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections.

With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

In establishing reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The first method uses industry expected losses adjusted for our actual experience, while the last method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected incurred-but-not-reported losses. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses. However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed our reserves.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risks

                The Company’s market risk has not changed materially since December 31, 2003.

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

                 Changes in Internal Control

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

The Company, through its subsidiaries, is routinely a party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on the Company’s financial condition or operating results, except for the following matter.

Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings. The Court denied our motion in December 2003 and the remaining issues in the case will now proceed to trial in late 2004. After the trial, we will have the right to appeal all adverse prior rulings in the case.

Item 2.         Changes in Securities and Use of Proceeds

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

Item 5.         Other Information.

                 None.

Item 6.         Exhibits and Reports on Form 8-K.

                 (a)        The following exhibits are filed as part of this Report:

                     Exhibit No.                 Description
                                  11                   Computation of Earnings Per Share
                                 31.1                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003
                                 31.2                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003
                                 32.1                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003
                                 32.2                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003
                                 99                    Harbour Village Development Status

                 (b)         Reports on Form 8-K.

On April 5, 2004, the Company filed a report on Form 8-K with respect to the issuance of a press release reporting its financial results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2004.

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
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

Exhibit 11
American Safety Insurance Holdings, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                           Three Months Ended

                                             March 31,         March 31,
                                               2003               2004

Basic:
Earnings available to common
shareholders........................       $1,220,353         $3,649,819
                                            =========          =========

Weighted average common shares
outstanding.........................        4,739,888          6,916,099

Basic earnings per common shares ...     $        .26     $          .53
                                            =========          =========

Diluted:
Earnings available to common
shareholders..........................   $  1,220,353         $3,649,819
                                            =========          =========

Weighted average common shares
outstanding...........................      4,739,888          6,916,099

Weighted average common shares
equivalents associated with options...         56,884            492,564

Total weighted average common
shares................................      4,796,772          7,408,663
                                            =========          =========

Diluted earnings per common
shares..............................     $        .25         $     0.49
                                            =========          =========

Exhibit 31.1

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003

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

Date: May 14, 2004                                             /s/ Stephen R. Crim
                                                              Stephen R. Crim
                                                              Chief Executive Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 31.2

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2003

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

Date: May 14, 2004                                            /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended March 31, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to & 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. &1350) and shall not be relied upon for any other purpose.

Date: May 14, 2004                                   /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     Chief Executive Officer

        A signed original of this written statement required by & 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by & 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

        The information in this Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Exhibit 32.2

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended March 31, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to & 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. & 1350) and shall not be relied upon for any other purpose.

Date:  May 14, 2004                                  /s/ Steven B. Mathis
                                                     Steven B. Mathis
                                                     Chief Financial Officer

        A signed original of this written statement required by & 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by & 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

        The information in this Exhibit 32.2 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

                                                              Exhibit 99
                                                  Harbour Village Development Status
                                                (000)s except references to Condo Units
                                                        Phase 1                        Phase 2
                                         ------------------------------------   -------------------
                                                          Townhouses             The       The

                                            Marina       Oak                     Links     Links        Total
                                            Condos     Hammock     Riverwalk     North     South        Condos     Boat Slips     Total
                                         ------------------------------------   -------------------  ----------- ------------- -----------

                3/31/2004
__________

Planned Number of Condo Units and Boat          248       18          28           188       188          670        142            812
Condo Units and Boat Slips under Contract       248       17          27           181       168          641        142            783
Value of Pre-sale Contracts (Note 1)         62,892    7,931      10,479        46,178    47,070      174,550     13,082        187,632
Number of Buildings                               8        4           6             4         4           26
Number of Closed Units                          248       17          26           180        24          495        139            634

Number of Buildings Complete by Task

  Building Foundation                             8        4            6            4         4

  Vertical Building Completed                     8        4            6            4         4

  Interior Finish Completed                       8        4            6            4         2

  Certificate of Occupancy Received               8        4            6            4         2

           1st Quarter Actual
__________

Units Closed                                      -        2            1            9        24           36          1             37

Revenue Recognized
  Condos and Boat Slips                         154    1,204          386        3,039     6,770       11,553        190         11,743
  Land Sales and Other Revenue                                                                                                    2,209

    Total Revenue                                                                                                                13,952

Gross Profit Recognized
  Condos and Boat Slips                          76       32           10          679     1,697        2,494         97          2,591
  Land Sales and Other Revenue                                                                                                      856

    Total Gross Profit                                                                                                            3,447

Other Expense (Income) Items                                                                                                       (989)
Pre-Tax Profit                                                                                                                    2,458

     Outlook For 2nd Quarter of 2004
__________

Units Closed                                      -        -            -            2        50           52          -             52
Sales Value of Closed Units                       -        -            -          678    13,569       14,247          -         14,247

Revenue Recognized
  Condos and Boat Slips                           -        -            -          658    13,162       13,820          -         13,820
  Land Sales and Other Revenue                                                                                                      200

  Total Revenue                                                                                                                  14,020

Gross Profit Recognized
  Condos and Boat Slips                           -        -            -          135     2,172        2,307          -          2,307
  Land Sales and Other Revenue                                                                                                       74

    Total Gross Profit                                                                                                            2,381

Other Expense (Income) Items                                                                                                       (885)
Pre-Tax Profit                                                                                                                    1,496

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