Form 10-Q
period 2004-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2004-08-16
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
 (Exact name of Registrant as specified in its charter)

Commission File Number 1-14795

                                      AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                               (Exact name of Registrant as specified in its charter)

--------------------------------- ---------------------------------------------------------- -----------------------

            Bermuda                                                                              Not Applicable
  (State or other jurisdiction                                                                  (I.R.S. Employer
       of incorporation)                                                                      Identification No.)
--------------------------------- ---------------------------------------------------------- -----------------------

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

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on August 4, 2004 was 6,934,185.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----

PART I - FINANCIAL INFORMATION                                                                                    3
         Item 1.  Financial Statements                                                                            3
         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                     18
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.                                   29
         Item 4.  Controls and Procedures                                                                        29

PART II - OTHER INFORMATION                                                                                      30
         Item 1.  Legal Proceedings                                                                              30
         Item 2.  Changes in Securities and Use of Proceeds.                                                     30
         Item 3.  Defaults Upon Senior Securities.                                                               30
         Item 4.  Submission of Matters to a Vote of Security Holders.                                           30
         Item 5.  Other Information.                                                                             31
         Item 6.  Exhibits and Reports on Form 8-K.                                                              31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                    December 31,                 June 30,
                                                                        2003                       2004
                                                                                               (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale                    $  214,043,420           $  247,698,159
   Common stock                                                         2,694,736                8,258,546
   Investment in real estate                                           37,855,549               20,465,470
   Short-term investments                                              5,680,817                10,333,607
         Total investments                                            260,274,522              286,755,782

Cash and cash equivalents                                              32,153,379               32,264,580
Restricted cash                                                         1,767,614                1,749,799
Accrued investment income                                               2,771,691                3,376,651
Notes receivable                                                        1,435,000                        -
Premiums receivable                                                    27,944,508               20,218,627
Ceded unearned premium                                                 27,109,135               31,891,746
Reinsurance recoverable                                               126,986,307              139,198,629
Deferred income taxes                                                  11,684,609               12,655,799
Deferred policy acquisition costs                                      11,960,495               11,572,878
Property, plant and equipment                                           4,094,763                4,436,011
Other assets                                                            6,077,621                9,244,071

         Total assets                                              $  514,259,644           $  553,364,573
                                                                      ===========              ===========

                                                                    December 31,                 June 30,
                                                                        2003                       2004
                                                                                               (Unaudited)

Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 230,103,754              $ 277,137,669
   Unearned premiums                                                 99,938,562                103,071,177
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                  6,486,149
   Ceded premiums payable                                            17,722,931                 18,150,497
   Escrow deposits                                                    9,235,847                  5,446,109
   Accounts payable and accrued expenses                             14,260,809                 10,545,978
   Loan payable                                                      30,441,348                 21,323,998
   Funds held                                                         4,951,468                  5,312,144
   Deferred revenue                                                   1,817,775                  1,776,338
   Minority Interest                                                  3,957,878                  4,030,073

         Total liabilities                                          418,916,521                453,280,132

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2003,
     6,910,766 and June 30, 2004, 6,934,185 shares                       69,108                     69,342
   Additional paid-in capital                                        52,744,720                 52,992,491
   Retained earnings                                                 41,043,967                 48,790,552
   Accumulated other comprehensive income (loss), net                 1,485,328                 (1,767,944)

         Total shareholders' equity                                  95,343,123                100,084,441

         Total liabilities and shareholders' equity               $ 514,259,644               $553,364,573
                                                                    ===========                ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                2003                2004                2003                  2004

Revenues:
Direct premiums earned                       $  40,697,010      $  53,093,944         $ 80,069,519      $ 107,066,024
Assumed premiums earned                            444,873          1,588,554            3,881,265          3,040,907
Ceded premiums earned                          (16,653,065)      (22,592,774)          (36,649,971)       (43,898,470)
    Net premiums earned                         24,488,818        32,089,724            47,300,813         66,208,461

  Net investment income                          1,239,006         2,249,139             2,458,749          4,320,251
  Net realized gains (losses)                    2,951,280            (5,139)            3,101,995             20,272
  Real estate income                            17,167,373        20,176,157            22,597,220         34,128,311
  Other income                                      16,879           113,511                31,273            144,624
    Total revenues                              45,863,356        54,623,392            75,490,050        104,821,919

Expenses:
  Losses and loss adjustment expenses           14,630,662        24,555,449            27,447,300         46,914,891
  Acquisition expenses                           4,805,213         6,513,912             9,482,438         13,124,130
  Payroll and related expenses                   2,099,339         2,705,771             4,321,251          5,329,147
  Real estate expenses                          16,714,993        16,993,188            22,876,634         28,487,023
  Other expenses                                 1,983,477           896,898             4,362,932          2,993,440
  Minority interest                                152,070           162,543               223,456            336,654
  Expense due to rescission                         60,953        (1,745,544)              144,512         (1,715,970)
    Total expenses                              40,446,707        50,082,217            68,858,523         95,469,315

Earnings before income taxes                     5,416,649         4,541,175             6,631,527          9,352,604
Income taxes                                     1,602,733           444,406             1,597,258          1,606,016
Net earnings                                  $  3,813,916      $  4,096,769          $  5,034,269      $   7,746,588
                                                ==========        ==========            ==========        ===========

Net earnings per share:
  Basic                                            $ 0.80             $ 0.59                $ 1.06            $ 1.12
  Diluted                                          $ 0.79             $ 0.55                $ 1.05            $ 1.04

Average number of shares outstanding:
  Basic                                          4,739,888         6,923,237             4,739,888          6,919,668
                                                 =========       ===========             =========          =========
  Diluted                                        4,814,216         7,447,155             4,802,124          7,419,104
                                                 =========       ===========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow>
(Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 2003                    2004

Cash flow from operating activities:
  Net earnings                                                              $5,034,269               $ 7,746,588
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                          (3,101,995)                  (20,272)
     Depreciation expense                                                      149,518                   427,157
     Deferral of acquisition costs, net                                       (730,875)                  387,617
     Accretion of discount                                                     225,835                 1,182,156
     Change in:
       Accrued investment income                                               478,531                  (604,960)
       Premiums receivable                                                   3,939,138                 7,725,881
       Reinsurance recoverable and ceded unearned premiums                 (12,753,129)              (16,994,933)
       Funds held                                                              (41,508)                  360,676
       Unpaid losses and loss adjustment expenses                           28,783,529                47,033,915
       Unearned premiums                                                     9,015,713                 3,132,615
       Ceded premiums payable                                                3,215,229                   428,316
       Accounts payable and accrued expenses                                 1,661,910                (3,714,829)
       Deferred revenue                                                      1,151,889                   (41,437)
       Other, net                                                           (1,454,002)               (3,056,093)
     Net cash provided by operating activities                              35,574,052                43,992,397

Cash flow from investing activities:
  Purchases of fixed maturities                                            (60,305,410)              (51,298,446)
  Purchases of equity securities                                                     -                (5,577,948)
  Proceeds from sale of fixed maturities                                    35,371,568                11,676,950
  Proceeds from sale of equity investments                                           -                   128,709
  Increase in short-term investments                                        (2,355,284)               (4,652,790)
  Decrease in notes receivable                                                 959,951                 1,435,000
  (Increase) decrease of investment in real estate                          (5,893,473)               17,390,079
  Purchase of fixed assets, net                                             (1,068,179)                 (341,248)
     Net cash used in investing activities                                 (33,290,827)              (31,239,694)

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow (Continued)>
(Unaudited)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                 2003                    2004

Cash flow from financing activities:
  Proceeds from issuance of common stock                                        51,799                 247,771
  Proceeds from (repayment of )  loan payable                                8,902,064              (9,117,350)
  Repayment of escrow deposits                                              (2,365,419)             (3,789,738)
  Withdrawals of restricted cash                                             2,475,025                  17,815
  Dividends paid                                                              (570,113)                      -
     Net cash (used in) provided by financing activities                     8,493,356             (12,641,502)

     Net increase in cash and cash equivalents                              10,776,581                 111,201
Cash and cash equivalents at beginning of period                            26,003,795              32,153,379
Cash and cash equivalents at end of period                                 $36,780,376             $32,264,580
                                                                            ==========              ==========

Supplemental disclosure of cash flow:
  Income taxes paid                                                       $  4,004,441            $  1,925,270
                                                                           ===========             ===========
  Interest paid                                                           $    453,826            $    636,832
                                                                           ===========             ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                    June 30,                       June 30,
                                                              2003            2004            2003           2004

Net earnings                                               $ 3,813,916    $ 4,096,769    $ 5,034,269    $ 7,746,588
   Other comprehensive income before income taxes:

   Unrealized  gains and losses on securities  available
   for sale,  net of minority  interest of $306,131  and
   $(435,113)  for the three  months ended June 30, 2003
   and 2004,  respectively,  and $314,608 and $(294,027)
   for the six  months  ended  June 30,  2003 and  2004,
   respectively.                                             2,348,132     (7,618,574)     2,945,775     (4,376,002)

   Unrealized gains and losses on hedging transactions       (100,958)        535,786       (100,958)       246,983

   Reclassification  adjustment  for realized  gains and
   losses  included  in net  earnings,  net of  minority
   interest  of  $62,312  and  $(29,548)  for the  three
   months ended June 30, 2003 and 2004  respectively and
   $62,312 and  $(29,548)  for the six months ended June
   30, 2003 and 2004, respectively.                         (2,888,968)        24,409      (3,039,683)         49,820

   Total other comprehensive income (loss) before taxes       (641,794)    (7,107,197)      (194,866)    (4,178,839)

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of $35,666 and  $(137,750) for the three months ended
   June 30, 2003 and 2004  respectively  and $43,311 and
   $(33,689)  for the six months ended June 30, 2003 and
   2004, respectively.                                        (361,059)    (1,571,065)      (262,892)      (925,567)

   Other comprehensive income (loss) net of income taxes      (280,735)    (5,536,132)        68,026     (3,253,272)

  Total comprehensive income (loss)                        $ 3,533,181    $(1,439,363)    $ 5,102,295   $ 4,493,316
                                                            ==========     ===========      =========     =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all normal, recurring adjustments considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amount that involves a greater extent of accounting estimates and actuarial determinations subject to future changes is the Company’s liability for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

The results of operations for the six months ended June 30, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2003.

The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2004 presentation.

Note 2 - Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates. Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exist or Disposal Activities; SFAS No. 147, Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144; FASB Interpretation No. 9; FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure; FASB Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities; FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. These pronouncements do not have a material effect on our financial statements.

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

Note 3 - Business Risks

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

The Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company’s U.S. subsidiaries are subject to taxation in the United States.

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

However, Treasury Regulations, court decisions and the Internal Revenue Code of 1986, as amended, do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda insurance subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda insurance subsidiary are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States.

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

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. The Company works to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

Note 4 - Investments

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized        Estimated
                                                     cost              gains           losses          fair value

December 31, 2003:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $  59,335,374        $1,340,823      $   319,700      $  60,356,497
      States of the U.S. and political
        subdivisions of the States                22,343,998           346,245          119,788         22,570,455
      Corporate securities                        81,522,358         1,694,500          376,514         82,840,344
      Mortgage-backed securities                  48,965,816           134,843          824,535         48,276,124
        Total fixed maturities:                 $212,167,546        $3,516,411       $1,640,537       $214,043,420
                                                 ===========         =========        =========       ============

   Common stock                               $    2,520,930       $   188,678       $   14,872      $   2,694,736
                                                 ===========         =========        =========       ============

June 30, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                $63,234,861       $   653,678      $   963,092      $  62,925,447
      States of the U.S. and political            27,966,371            17,026          614,667         27,368,730
        subdivisions of the States
      Corporate Securities                        93,631,787           870,904        1,159,658         93,343,034
      Mortgage-backed securities                  65,787,248            45,250        1,771,550         64,060,948
        Total fixed maturities                  $250,620,267        $1,586,858      $ 4,508,967       $247,698,159
                                                 ===========         =========        =========        ===========

   Common stock                                 $  7,977,060       $   456,489      $   175,003       $  8,258,546
                                                 ===========         =========        =========        ===========

Note 5 - Segment Information

The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental, Excess and Surplus Lines (E&S) and Program Business.

Real estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 6. In our Insurance Operations segment, Environmental writes insurance coverages for the environmental remediation industry. Excess and Surplus Lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program Business facilitates the offering of insurance to homogeneous niche groups of risks.

The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the six months ended June 30, 2003 and June 30, 2004 (in thousands):

          June 30,              Real                          Insurance
            2003               Estate     Environmental    E&S         Programs      Other          Other     Total

Gross premiums written              -         18,139       33,935        36,610       4,228          -     92,912
Net Premiums written                -         13,207       28,993         7,308       3,178          -     52,686
Net premiums earned                 -         10,064       23,654        10,545       3,038          -     47,301
Losses and loss adjustment
   expenses                         -          4,299       13,490         6,909       2,749          -     27,447
Acquisition expenses                -          2,953        5,137           862         530          -      9,482
Underwriting profit/(loss)          -          2,812        5,027         2,774        (241)         -     10,372
Income tax/(benefit)             (105)                            765                              937      1,597
Net earnings/(loss)              (174)                          3,225                            1,983      5,034
Assets                         59,068                         385,795                               77    444,940
Equity                         13,196                          54,595                             (237)    67,554

          June 30,              Real                          Insurance
            2004               Estate     Environmental    E&S         Programs      Other          Other     Total

Gross premiums written              -         22,290       47,379        41,276       2,143          -    113,088
Net Premiums written                -         17,678       38,472         6,914       1,397          -     64,461
Net premiums earned                 -         14,636       38,400        10,746       2,427          -     66,209
Losses and loss adjustment
   expenses                         -          6,451       27,365         8,181       4,918          -     46,915
Acquisition expenses                -          3,778        8,098           442         806          -     13,124
Underwriting profit/(loss)          -          4,407        2,937         2,123      (3,297)         -      6,170

Income tax/(benefit)            2,122                          (1,122)                             606      1,606
Net earnings/(loss)             3,518                             420                            3,809      7,747
Assets                         37,332                         515,773                              260    553,365
Equity                         15,449                          84,765                             (130)   100,084

Additionally the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the geographic segments for the six months ended June 30, 2003 and June 30, 2004 (in thousands):

        June 30, 2003                 United States                  Bermuda                       Total
Income tax                               1,597                              -                       1,597
Net earnings                             3,223                          1,811                       5,034
Assets                                 382,347                         62,593                     444,940
Equity                                  48,567                         18,987                      67,554

        June 30, 2004                 United States                  Bermuda                       Total
Income tax                               1,606                              -                       1,606
Net earnings                             2,830                          4,917                       7,747
Assets                                 421,205                        132,160                     553,365
Equity                                  51,458                         48,626                     100,084

The following table presents key financial data by segment for the three months ended June 30, 2003 and June 30, 2004 (in thousands):

          June 30,              Real                          Insurance
            2003               Estate     Environmental    E&S         Programs      Other          Other     Total

Gross premiums written              -          9,027       16,995        19,973       1,445          -     47,440
Net Premiums written                -          6,248       14,667         3,357         920          -     25,192
Net premiums earned                 -          5,418       12,712         4,847       1,512          -     24,489
Losses and loss adjustment
   expenses                         -          2,214        7,474         3,445       1,498          -     14,631
Acquisition expenses                -          1,567        2,731           242         265          -      4,805
Underwriting profit/(loss)          -          1,637        2,507         1,160        (251)         -      5,053
Income tax/(benefit)              169                             497                              937      1,603
Net earnings/(loss)               284                           1,597                            1,933      3,814

          June 30,              Real                          Insurance
            2004               Estate     Environmental    E&S         Programs      Other          Other     Total

Gross premiums written              -         13,131       19,482        20,735         386          -     53,734
Net Premiums written                -         10,606       14,685         4,536          78          -     29,905
Net premiums earned                 -          7,720       18,560         4,590       1,220          -     32,090
Losses and loss adjustment
   expenses                         -          3,587       14,130         4,161       2,677          -     24,555
Acquisition expenses                -          1,972        3,826           128         588          -      6,514
Underwriting profit/(loss)          -          2,161          604           302      (2,045)         -      1,022
Income tax/(benefit)            1,185                          (1,350)                             609        444
Net earnings/(loss)             1,997                          (1,691)                           3,791      4,097

The following provides key measurable information about the geographic segments for the three months ended June 30, 2003 and June 30, 2004 (in thousands):

        June 30, 2003                 United States            Bermuda             Total
Income tax                               1,603                      -              1,603
Net earnings                             3,191                    623              3,814

        June 30, 2004                 United States            Bermuda             Total
Income tax                                 444                      -                444
Net earnings                               751                  3,346              4,097

Note 6 - Investment in Real Estate

The Company’s investment in the development of the Harbour Village Golf and Yacht Club (“Harbour Village”) project is comprised of 173 acres of property in Ponce Inlet, Florida (the “Property”) that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan plus accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure; the book value of the loan plus accrued interest became the basis of the real estate.

As of December 31, 2003 and June 30, 2004, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                                December 31, 2003            June 30, 2004

 Land                                                 $1,587                  $      816
 Capitalized overhead, interest and taxes              2,254                       1,199
 Work in process                                      34,015                      18,450
        Total                                        $37,856                     $20,465
                                                     =======                     =======

During the quarter ended June 30, 2004, the Company closed 68 condominium units and 1 boat slip at Harbour Village and for the quarter ended June 30, 2003, the Company closed 67 condominium units and 5 boat slips. During the six months ended June 30, 2004, the Company closed 104 condominium units and 2 boat slips at Harbour Village and for the six months ended June 30, 2003, the Company closed 77 units and 12 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 7 - Income Taxes

Total income tax expense for the periods ended June 30, 2003 and 2004 was allocated as follows:

                                               Three Months Ended                        Six Months Ended
                                                    June 30,                                 June 30,
                                           2003                 2004                 2003                2004
Tax expense attributable to:
   Income from continuing
     operations                         $ 1,602,733         $    444,406           $ 1,597,258        $ 1,606,016
   Change in unrealized
     gains/losses on hedging
     transactions                           (34,327)             182,167               (34,326)            83,974
   Change in unrealized
     gains/losses on securities
     available for sale                    (291,066)          (1,890,982)             (185,255)        (1,043,230)

         Total                          $ 1,277,340         $ (1,264,409)          $ 1,377,677      $     646,760
                                          =========           ===========            =========        ===========

U.S. federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                          Current             Deferred             Total
         Three months ended:
           June 30, 2003              $    2,418,141        $   (815,408)      $ 1,602,733
           June 30, 2004              $       68,751        $    375,655       $   444,406
         Six months ended:
           June 30, 2003              $    3,494,933        $ (1,897,675)      $ 1,597,258
           June 30, 2004              $    1,651,780        $    (45,764)      $ 1,606,016

The state income tax expense (benefit) aggregated $(4,129) and $318,542 for the six months ended June 30, 2003 and 2004, respectively, and $27,606 and $143,883 for the three months ended June 30, 2003 and 2004, respectively.

Income tax expense (benefit) for the periods ended June 30, 2003 and 2004 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                                      2003                 2004                 2003                  2004

Expected income tax expense      $ 1,841,660           $ 1,543,999          $ 2,254,719           $ 3,179,885
Foreign   earned  income  not
   subject to U.S. taxation         (211,638)           (1,137,439)            (615,684)           (1,671,903)
State taxes and other                (27,289)               37,846              (41,777)               98,034
                                 $ 1,602,733          $    444,406          $ 1,597,258           $ 1,606,016
                                   =========            ==========            =========             =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,            June 30,
                                                                                2003                  2004
         Deferred tax assets:
              Loss reserve discounting                                        $ 5,785,906          $  6,985,354
              Unearned premium reserves                                         3,404,780             3,268,138
              Difference between tax and GAAP basis of Harbour Village
                project.                                                        1,153,901               500,314
              Net unrealized losses                                                     -               644,232
              Difference between tax and GAAP method at Harbour Village
                project                                                         3,087,152             2,641,645
              Warranty reserve                                                  1,407,578             1,345,081
              NOL carry forward                                                   579,362               300,072
         Gross deferred tax assets                                             15,418,679            15,684,836
              Valuation allowance                                                (956,024)             (722,219)
         Gross deferred tax assets after valuation allowance                   14,462,655            14,962,617

         Deferred tax liabilities:
              Deferred acquisition costs                                        2,163,012             2,006,798
              Net unrealized gains                                                315,012                     -
              Other                                                               300,022               300,020
         Gross deferred tax liabilities                                         2,778,046             2,306,818

                  Net deferred tax asset                                      $11,684,609           $12,655,799
                                                                               ==========            ==========

Except for the components of the deferred tax assets shown above that are associated with American Safety RRG, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore, a valuation allowance has not been established against these assets. However, given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its net deferred tax assets totaling $956,024, and $722,219 at December 31, 2003 and June 30, 2004, respectively.

Note 8 - Notes Receivable

At December 31, 2003, the Company recorded an impairment allowance of $3,900,198. Of this amount, $2,600,000 was recovered during the second quarter of 2004 and was recorded as a reduction of other expenses. This payment represents full and final payment under the settlement agreement.

Note 9 - Stock Options

The Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The majority of the options in the plan vest over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

                                             Three Months Ending                    Six Months Ending
                                                   June 30,                              June 30,
                                            2003               2004               2003               2004
                                                       (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 3,814           $ 4,097            $ 5,034             $ 7,747
   Effect of stock options                    (119)               13               (191)               (196)
Pro forma net earnings                     $ 3,695           $ 4,110             $4,843              $7,551
                                             =====            ======              =====               =====

Net earnings per share:
   Basic - as reported                    $   0.80          $   0.59           $   1.06            $   1.12
   Basic - pro forma                      $   0.78          $   0.59           $   1.02            $   1.09

   Diluted - as reported                  $   0.79          $   0.55           $   1.05            $   1.04
   Diluted - pro forma                    $   0.78          $   0.55           $   1.02            $   1.01

Note 10 - Loans Payable

Acquisition and Development Loan
In July 2000 the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. The current facility has been increased to $57.0 million. As of December 31, 2003, and June 30, 2004, the Company had outstanding borrowings of $17,561,122 and $8,643,000. Interest only is due monthly until July 31, 2004, at which time all outstanding principal and interest is due. The term of this loan was extended until January 31, 2005. Partial repayments are required as residential condominium units and boat slips are sold. The loan bears interest at a variable rate equal to 30 day LIBOR plus 2.25%, adjusted monthly. The loan is secured by a first mortgage on the real estate and a first priority security interest in all contracts for the sale of condominium units and boat slips, as well as all personal property used in the project. Both the Company and American Safety Holdings Corp., a subsidiary, have provided partial loan guarantees. The Company was in compliance with all debt covenants at December 31, 2003 and at June 30, 2004, and there were no defaults of events of default during 2003 and through June 30, 2004.

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

Interest expense for the twelve months ended December 31, 2003 and June 30, 2004 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2003 and June 30, 2004 were $135,558 and $274,619 for American Safety Capital and ($39,604) and $68,316 for American Safety Capital II, respectively. The interest rate swaps are 100% effective at June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

The Company reported net earnings of $4.1 million or $0.55 per diluted share for the second quarter ended June 30, 2004, as compared to $3.8 million or $0.79 per diluted share for the second quarter of 2003. Net earnings for the six months ended June 30, 2004 are $7.7 million or $1.04 per diluted share, as compared to $5.0 million or $1.05 per diluted share for the same period in 2003. The following table sets forth the Company's net earnings (in thousands):

                                              Quarter Ended                      Six Months Ended
                                                June 30,                             June 30,
                                             2003          2004                2003             2004
       Insurance Operations                $1,597        $(1,691)            $3,225             $420

       Real Estate Operations                284           1,997               (174)           3,518
       Other,   including   realized
         gains and (losses)                1,933           3,791              1,983            3,809
                                           =====          ======              =====            =====
       Net Earnings                       $3,814         $ 4,097             $5,034           $7,747
                                           =====          ======              =====            =====

The net loss from insurance operations for the second quarter of 2004 reflects a total of $6.2 million of reserve strengthening as a result of adverse loss development that occurred during the period. Of this amount, $3.0 million represents reserve increases for discontinued lines and the balance of $3.2 million consists of reserve increases for excess and surplus business for accident year 2001 primarily attributable to certain New York commercial contracting risks (which represented 16% of the excess and surplus premium written in 2001). Premium written for New York commercial contracting risks has been reduced annually, and currently represents less than 2% of the Company’s excess and surplus premium. Based on this development, the Company is evaluating its actuarial reserving assumptions for its excess and surplus business, which is expected to be completed during the third quarter of 2004. Given that approximately 50% of the reserve development was attributable to discontinued lines and the balance of the development related to its excess and surplus business, the Company does not believe that these reserve adjustments have any material implications with respect to the quality or profitability of the core business lines currently being written by the Company.

The increase in earnings for the second quarter of 2004 from real estate operations was due to increased profits from closings of condominium units at Harbour Village. Earnings from other items for the quarter include a $2.6 million payment received by the Company in settlement of the impaired note receivable that was written off in the fourth quarter of 2003, which represents the final payment from the borrower. Other items also include a $1.8 million payment received by the Company in settlement of professional liability claims against parties who are involved in the Principal Management rescission litigation.

The decrease in insurance earnings for the six months ended June 30, 2004 reflects a total of $9.0 million of reserve strengthening. Of this amount, $4.7 million consists of reserve increases for excess and surplus business relating to accident year 2001 primarily attributable to certain New York commercial contracting risks, and the remaining $4.3 million represents reserve increases for discontinued lines. The increase in earnings for the six months ended June 30, 2004 from real estate operations was due to increased profits from closings of condominium units at Harbour Village.

The following table sets forth the Company's consolidated revenues:

                                                                                            Three Months
                                                                                             Ended June    Six Months
                                         Three Months                  Six Months               30,          Ended
                                        Ended June 30,               Ended June 30,                         June 30,
                                                                                              2003 to       2003 to
                                      2003         2004           2003           2004           2004          2004
                                                                (Dollars in thousands)
 Net premiums written:
 Environmental                     $  6,248     $ 10,606        $ 13,207      $ 17,678          69.8%         33.9%
 Excess and surplus                  14,667       14,685          28,993        38,472           0.1          32.7
 Programs                             3,357        4,536           7,308         6,914          35.1          (5.4)
 Other                                  920           78           3,178         1,397         (91.5)        (56.0)
      Total net premiums
        written                    $ 25,192     $ 29,905        $ 52,686      $ 64,461          18.7%         22.4%
                                     ======       ======          ======        ======          ====          ====

 Net premiums earned:
 Environmental                    $   5,418    $   7,720        $ 10,064      $ 14,636          42.5%         45.4%
 Excess and surplus                  12,712       18,560          23,654        38,400          46.0          62.3
 Programs                             4,847        4,590          10,545        10,746          (5.3)          1.9
 Other                                1,512        1,220           3,038         2,427         (19.3)        (20.1)
      Total net premiums earned
                                     24,489       32,090          47,301        66,209          31.0          40.0

Net investment income                 1,239        2,249           2,459         4,320          81.5          75.7
Net realized gains (losses)           2,951           (5)          3,102            20        (100.2)        (99.4)
Real estate income                   17,167       20,176          22,597        34,128          17.5          51.0
Other income                             17          113              31           145         572.5         362.5
Total Revenues                     $ 45,863     $ 54,623        $ 75,490     $ 104,822          19.1%         38.9%
                                     ======       ======          ======       =======          ====          ====

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended          Six months ended
                                                     June 30,                   June 30,
                                                2003          2004         2003         2004
Insurance operations:
 Loss and loss adjustment expense ratio          59.7%       76.5%          58.0%       70.9%
 Expense ratio                                   36.8        37.5           37.9        34.8
                                                 ----      ------           ----      ------
    Combined ratio                               96.5%      114.0%          95.9%      105.7%
                                                 ====       =====           ====       =====

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Net Premiums Earuned

Environmental. Net earned premiums increased to $7.7 million for the quarter ended June 30, 2004 compared to $5.4 million in the same quarter in 2003. Net written premiums increased to $10.6 million in the second quarter of 2004 compared to $6.2 million in the same quarter of 2003. This increase was attributable to the Company's strategy of growing this line of business. The Company opened an office in Denver, Colorado in the second quarter of 2004 and our office in Cherry Hill, New Jersey began its third full year of operations and expanded its underwriting staff as compared to 2003. Our Atlanta, Georgia office also increased its underwriting staff and expanded its distribution of the ProStar online quoting system to qualified brokers.

Excess and Surplus. Net earned premiums increased to $18.6 million in the second quarter of 2004 compared to $12.7 million for the same quarter in 2003. Net written premiums remained consistent at $14.7 million. The earned premium increase represents the continuing effects of the expansion of this line during 2003. While there have been signs of general market conditions softening, the Company continues to capitalize on favorable conditions, specifically the lack of insurance capacity for certain construction risks. Also, during the quarter ended June 30, 2004, the Company introduced a new excess coverage product designed to meet the market's need for higher limits of liability over the Company's current policies.

Programs. Net earned premiums decreased to $4.5 million in the second quarter of 2004 compared to $4.8 million in the same period of 2003. Net written premiums increased to $4.5 million in the second quarter of 2004 compared to $3.4 million in the same period of 2003. The increase was primarily due to additional writings of $1.2 million in the Company's pest control program. In addition, the Company's assumed liability program, currently in runoff, had net return written premiums of $639,000 in the quarter ended June 30, 2003 compared to net written premiums of $26,000 in the quarter ended June 30, 2004. It is not unusual for the Company to experience quarter-to-quarter premium variances due to seasonal fluctuations on individual programs and the time it takes a program to become fully operational, coupled with the run-off of expiring programs. The Company has 12 active programs producing new business as of June 30, 2004 compared to 13 active programs for the same quarter in 2003.

Other. Surety business net earned premium increased to $368,000 in the second quarter of 2004 as compared to $105,000 in the same quarter of 2003. Net written premium increased to $327,000 in the second quarter of 2004 as compared to $127,000 in the same quarter of 2003. The increase is attributed to the Company's efforts to grow its surety business. During the second quarter of 2004 the Company entered into a $2 million per bond quota share reinsurance agreement to facilitate more underwriting opportunities. During 2002 and 2003 the Company did not have any reinsurance coverage and was limited in its underwriting opportunities.

Our workers’ compensation business net earned premiums decreased from $1.5 million in the second quarter of 2003 to $851,000 in the second quarter of 2004. In the quarter ended June 30, 2004 the Company had net written premium returns of $248,000 compared to $793,000 of net written premium in the same quarter of 2003 as a result of the Company’s decision to exit the workers’ compensation line after the first quarter of 2004.

Net Investment Income

Net investment income increased to $2.2 million in the quarter ended June 30, 2004 from $1.2 million in the quarter ended June 30, 2003 due to higher levels of invested assets generated by positive cash flows from operations and the proceeds of our secondary offering in the fourth quarter of 2003. Average invested assets increased to $266 million from $120 million. The pre-tax investment yield decreased to 3.4% from 3.8% in the quarter ended June 30, 2004 and 2003, respectively, and the after-tax investment yield decreased to 2.7% from 3.0%, respectively. The decrease in pre-tax yield is due to the Company realizing gains on its bond portfolio in the second quarter of 2003, with the proceeds from those sales as well as the proceeds from the secondary offering being invested in bonds with shorter durations, and therefore lower yields, due to 2003 market conditions.

Net Realized Gains and Losses

Net realized gains and losses changed from a net gain of $2.9 million in the quarter ended June 30, 2003 to a net loss of $5,000 for the quarter ended June 30, 2004. During the second quarter of 2003, the Company decided to sell certain securities to maximize their total return as a result of an existing lower interest rate environment.

Real Estate Income

Real estate income at the Harbour Village project increased 17.5% to $20.2 million in the quarter ended June 30, 2004 from $17.2 million in the quarter ended June 30, 2003. This income was realized from the closing of 68 condominium units and 1 boat slip in the quarter ended June 30, 2004 as compared to the closing of 67 condominium units and 5 boat slips in the quarter ended June 30, 2003. More of the higher priced units closed during the second quarter of 2004; the average sales price of condominiums was $283,000 for the quarter ended June 30, 2004 compared to $234,000 for the same period of 2003. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses

In the quarter ended June 30, 2004, our loss ratio increased 16.8 points from 59.7% to 76.5%, due to a combination of factors. The Company experienced adverse loss development of $1.3 million on its program business and $1.7 million on its other lines of business. Each component that experienced adverse development is not a continuing line for 2004. Our excess and surplus lines business experienced adverse loss development of $3.2 million primarily attributable to certain New York commercial contracting risks written in 2001. Exposure to such New York commercial contracting risks was significantly reduced during 2002 and 2003.

Acquisition Expenses

Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses were $6.5 million in the quarter ended June 30, 2004 compared to $4.3 million in the quarter ended June 30, 2003. Acquisition expenses as a function of net earned premiums were 20.3% in the quarter ended June 30, 2004 and 19.6% in the quarter ended June 30, 2003. In the quarter, due to workers’ compensation reserve strengthening, the Company had net impairments of $200,000 on deferred acquisition costs.

Real Estate Expenses

Real estate expenses increased by $294,000 for the quarter ended June 30, 2004 to $17 million. The majority of real estate expenses (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the cost components (in thousands).

                                       Quarter Ended June 30
                                      2003                   2004
                Variable           $ 15,463               $ 16,147
                Fixed                 1,252                    846
                Total              $ 16,715               $ 16,993
                                     ======                 ======

These variable costs, when applied to real estate revenue, produced gross margins of 16% for the quarter ended June 30, 2003, and 20% for the quarter ended June 30, 2004. The increase in gross margin was due to a higher average selling price on the Links in the quarter ended June 30, 2004 compared to the same period in 2003 and higher actual margins on the Links units in 2004 compared to the estimated margins recorded in 2003.

Operations by Geographic Segment

Net Income. For the three months ended June 30, 2004, net income from Bermuda operations increased by $2.7 million compared to the same time period in 2003, primarily due to the Company collecting $2.6 million as final settlement of a note receivable for which an allowance was previously established during the fourth quarter of 2003. Net income from United States operations for the quarter ended June 30, 2004 decreased by $2.4 million compared to the same period in 2003, due to $5.6 million ($3.7 million, net of tax) of adverse insurance operations loss development offset by $1.7 million of increased real estate net income. See previous discussion relating to real estate and insurance operations.

Six months Ended June 30, 2004 Compared to Six months Ended June 30, 2003

Net Premiums Earned

Environmental. Net earned premiums increased to $14.6 million in the six months ended June 30, 2004 as compared to $10.0 million in the first six months of 2003. Net written premiums increased to $17.7 million in 2004 as compared to $13.2 million in 2003. This increase was attributable to the Company's strategy of growing this line of business. The Company opened an office in Denver, Colorado in the second quarter of 2004 and our office in Cherry Hill, New Jersey began its third year of operations and expanded its underwriting staff as compared to 2003. Our Atlanta, Georgia office also increased its underwriting staff and expanded its distribution of the ProStar online quoting system to qualified brokers.

Excess and Surplus. Net earned premiums increased to $38.4 million in the first six months of 2004 compared to $23.7 million in 2003. Net written premiums increased to $38.5 million compared to $28.9 million for the same time period. The earned premiums increase represents the continuing efforts of the expansion of this line during 2003. While their have been signs of general market softening the Company continues to capitalize on favorable market conditions, specifically, the lack of insurance capacity for certain construction risks. Also, during the six months ended June 30, 2004, the Company introduced a new excess coverage product designed to meet the market's need for higher limits of liability over the Company's current policies.

Programs. Net earned premiums increased to $10.7 million for the first six months of 2004 compared to $10.5 million for the same period in 2003. Net written premiums decreased to $6.9 million in the first six months of 2004 from $7.3 million for 2003. Program net written premium business decreased primarily due to the run-off of our expiring assumed liability program. This program which had net return written premiums of $670,000 for the six months ended June 30, 2004 compared to $720,000 of net written premiums during the same period of 2003. It is not unusual for the Company to experience quarter-to-quarter premium variances due to seasonal fluctuations on individual programs and the time it takes a program to become fully operational, coupled with the run-off of expiring programs.

Other. Surety business net earned premiums increased to $541,000 for the first six months of 2004 as compared to $268,000 for the first six months of 2003. Net written premium increased to $596,000 for the first six months of 2004 compared to $284,000 for the same time period in 2003. The increase is attributed to the Company's efforts to grow its surety business. During the six months ended June 30, 2004 the Company entered into a $2 million per bond quota share reinsurance agreement to facilitate more underwriting opportunities. During 2002 and 2003 the Company did not have any reinsurance coverage and was limited in its underwriting opportunities.

-23

Our workers' compensation net earned premiums decreased to $1.9 million for the first six months of 2004 compared to $2.8 million in 2003. Net written premiums for the first six months of 2004 were $802,000 compared to $2.9 million in 2003 as a result of the Company's decision to exit the workers' compensation line after the first quarter of 2004.

Net Investment Income

Net investment income increased to $4.3 million in the six months ended June 30, 2004 from $2.5 million in the six months ended June 30, 2003 due to higher levels of invested assets generated by positive cash flows from operations and the proceeds of our secondary offering in the fourth quarter of 2003. Average invested assets increased to $244 million from $116 million. The average pre-tax yield on investments was 4.3% in the six months ended June 30, 2003 and 3.5% in the six months ended June 30, 2004. The average after-tax yield on investments was 3.4% in the six months ended June 30, 2003 and 2.8% in the six months ended June 30, 2004. The decrease in the pre-tax yield is due to the Company realizing gains on its bond portfolio in the second quarter of 2003, with the proceeds from those sales as well as the proceeds from the secondary offering being invested in bonds with shorter durations, and therefore lower yields, due to 2003 market conditions.

Net Realized Gains and Losses

Net realized gains and losses changed from a net gain of $3.1 million in the six months ended June 30, 2003 to $20,000 for the six months ended June 30, 2004. During the second quarter of 2003, the Company determined it was beneficial to sell certain securities to maximize their total return as a result of an existing lower interest rate environment at that time.

Real Estate Income

Real estate income at the Harbour Village project increased 51% to $34.1 million in the six months ended June 30, 2004 from $22.5 million in the six months ended June 30, 2003. This income was realized from the closing of 104 condominium units and 2 boat slips in the six months ended June 30, 2004 as compared to the closing of 77 condominium units and 12 boat slips in the six months ended June 30, 2003. In addition to increased closings, more higher priced units closed during the second quarter of 2004; the average sales price of condominiums was $295,000 for the six months ended June 30, 2004 compared to $234,000 for the same period of 2003. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses

For the six months ended June 30, 2004, our loss ratio increased 12.9 points from 58.0% to 70.9%, due to a combination of factors. The Company experienced adverse loss development of $1.3 million on its program business and $3.0 million on its other lines of business. Each component that experienced adverse development is not a continuing line for 2004. Our excess and surplus line of business experienced adverse loss development of $4.7 million primarily attributable to certain New York commercial contracting risks written in 2001. Exposure to New York contractor risks was significantly reduced during 2002 and 2003.

-24

Acquisition Expenses

Policy acquisition expenses increased to $13.1 million for the six months ended June 30, 2004 from $9.5 million for the six months ended June 30, 2003. Acquisition expenses as a function of net earned premiums were 19.8% for the six months ended June 30, 2004 compared to 20% for the six months ended June 30, 2003.

Real Estate Expenses

Real estate expenses associated with Harbour Village increased from $22.9 million in the six months ended June 30, 2003 to $28.5 million for the six months ended June 30, 2004. The majority of real estate expenses (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the cost components (in thousands):

                                        Six Months Ended June 30
                                       2003                     2004
                Variable             $20,600                 $ 26,652
                Fixed                  2,277                    1,835
                Total                $22,877                 $ 28,487
                                      ======                   ======

These variable costs, when applied to real estate revenue, produced gross margins of 13% for the six months ended June 30, 2003 and 22% for the six months ended June 30, 2004. The increase in gross margin was due to a higher average selling price on the Links for the six months ended June 30, 2004 compared to the same period of 2003 and higher actual margins on the Links in 2004 compared to the estimated margins recorded in 2003.

Operations by Geographic Segment

Net Income. For the six months ended June 30, 2004, net income from Bermuda operations increased by $3.1 million compared to the same time period in 2003. This increase was primarily due to the Company collecting $2.6 million as final settlement of a note receivable for which an allowance was previously established during the fourth quarter of 2003. Net income from United States operations for the first six months of 2004 decreased by $0.4 million compared to the same period of 2003. This decrease is a result of $7.8 million ($5.1 million, net of tax) adverse loss development during the first six months of 2004 offset by a $3.6 million increase in net income from real estate operations and a $1.1 million increase in net income from insurance operations. See previous discussion relating to real estate and insurance operations.

Assets. Assets from Bermuda operations increased by $69.6 million for the first six months of 2004 compared to the same period in 2003. This increase is a result of a secondary public offering in the fourth quarter of 2003 and an increase in premium writings assumed from United States operations. Assets from United States operations increased by $38.9 million for the first six months of 2004 compared to the first six months of 2003. This is largely due to the expanded growth in the Company's premium writings.

Equity. Equity from Bermuda operations increased by $29.6 million for the first six months of 2004 compared to the same period in 2003. This increase is largely due to the secondary public offering in the fourth quarter of 2003 raising $27.2 million in new equity and higher net income offset by net unrealized losses on the Company's investment portfolio. Equity from United States operations increased by $2.9 million. This increase was a result of higher net income offset by net unrealized losses on the Company's investment portfolio.

Liquidity and Capital Resources

We meet our cash requirements and finance our growth principally through cash flows generated from operations. Since 2000 we have operated in a hardening market with increased insurance premium rates for general liability coverage’s and increased fees for program business opportunities. Our primary sources of short-term cash flow are premium writings, investment income and income from real estate development sales. Our short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, our future liquidity requirements may vary; therefore, we have structured our investment portfolio maturities to allow for variations in those factors. We believe our current cash flows are sufficient for the short-term needs of our insurance business and our invested assets are sufficient for the long-term needs of our insurance business.

-25

Consistent with the discussion above, net cash provided from operations was $35.6 million for the six months ended June 30, 2003 and $44 million for the six months ended June 30, 2004. During the second quarter of 2004, the Company also received $2.6 million in final settlement of an impaired notes receivable.

Currently, our Board of Directors had decided not to pay dividends on the common shares so that we could expand our capital base. Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends to us. The jurisdictions in which our insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our Company’s growth and the capital requirements associated with that growth, we do not anticipate paying dividends on the common shares in the near future.

Harbour Village is being developed in three phases with projected completion in 2005. At June 30, 2004, the Company had outstanding borrowings of $9 million, down from an initial $37 million development and construction loan facility. The estimated completion cost for the remainder of Harbour Village is approximately $3.5 million. Management believes that the bank credit facility, together with anticipated cash flows from marketing and sales operations, will meet the liquidity needs for the construction and development of Harbour Village. There can be no assurance, however, that the amounts available from our sources of liquidity, exclusive of the bank credit facility for the project, will be sufficient or available to meet our future capital needs for the project. See Exhibit 99 for further information regarding Harbour Village.

Income Taxes

The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts the Company and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company’s U.S. subsidiaries are subject to taxation in the United States.

-26

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect such expenses is known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, the Company may be limited in raising its premiums consistent with anticipated inflation, in which event the Company, rather than its insureds, would absorb inflation costs. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on the Company’s investment income.

Combined Ratio

The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall business. Our reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability. For instance, depending on our mix of business the combined ratio may not fluctuate consistently with the overall Company profitability.

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

Forward Looking Statements

This Report contains forward-looking statements within the meaning of United States’ securities laws that are intended to be covered by the safe harbors created thereby. Such statements include the Company’s estimations of future insurance claims and losses, and the Company’s expectations with respect to the outcome of the Principal Management acquisition rescission litigation, and the future profitability and value of the Harbour Village real estate project, as reflected in the Company’s consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, unpredictable developments in loss trends, results of evaluating actuarial reserving assumptions, adequacy and changes in loss reserves, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings, and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, construction delays, weather, zoning, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. An adverse outcome of the Principal Management acquisition rescission litigation would have a material adverse effect on the financial condition of the Company. See discussion in Part II, Item 1 of this Report as to this material matter.

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

The Company's market risk has not changed materially since December 31, 2003.

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

                           Exhibit No.               Description

                           11                        Computation of Earnings Per Share

                           31.1                      Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                           31.2                      Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                           32.1                      Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                           32.2                      Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                           99                        Harbour Village Development Status

         (b)      Reports on Form 8-K.
On May 12, 2004, the Company filed a report on Form 8-K with respect to the issuance of a press release reporting its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August 2004.

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
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

Exhibit 11
American Safety Insurance Holdings, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                    Three Months Ended                   Six months ended

                                                June 30,          June 30,          June 30,           June 30,
                                                  2003              2004              2003               2004

Basic:
Earnings available to common                $  3,813,916      $  4,096,769      $  5,034,269       $  7,746,588
                                             ===========         =========         =========          =========
shareholders........................

Weighted average common shares                 4,739,888         6,923,237        4,739,888           6,919,668
outstanding.........................

Basic earnings per common shares ...        $       0.80     $        0.59      $      1.06         $      1.12
                                             ===========         =========         =========          =========

Diluted:
Earnings available to common
shareholders..........................      $  3,813,916       $ 4,096,769      $ 5,034,269         $ 7,746,588
                                             ===========         =========        ==========          =========

Weighted average common shares                 4,739,888         6,923,237        4,739,888           6,919,668
outstanding............................

Weighted average common shares                    74,328           523,918           62,236             499,435
equivalents associated with options....

Total weighted average common shares           4,814,216         7,447,155        4,802,124           7,419,104
                                             ===========         =========        ==========          =========

Diluted earnings per common
shares..............................        $       0.79         $    0.55        $    1.05           $    1.04
                                             ===========         =========         =========          =========
Exhibit 31.1

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

Date: August 13, 2004                                          /s/ Stephen R. Crim
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

Date: August 13, 2004                                         /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to & 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. &1350) and shall not be relied upon for any other purpose.

Date: August 13, 2004                                /s/ Stephen R. Crim
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

Exhibit 32.2

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to & 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. & 1350) and shall not be relied upon for any other purpose.

Date: August 13, 2004                                /s/ Steven B. Mathis
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

------------
                                                                             Exhibit 99
                                                                 Harbour Village Development Status
                                                               (000)s except references to Condo Units
                                                                             (unaudited)
                                                                      Harbour Village Development Status                                                                         (000)s except references to Condo Units

                                                                    Phase 1                                    Phase 2
                                              ---------------------------------------------------- ---------------------------------
                                                                          Townhouses
                                                              ------------------------------------
                                                   Marina            Oak                              The Links       The Links           Total
                                                   Condos          Hammock          Riverwalk           North           South             Condos          Boat Slips          Total
                  6/30/2004
Planned Number of Condo Units and Boat Slips           248                  18           28                 188             188               670              142               812

Condo Units and Boat Slips under Contract              248                  17           27                 185             177               654              142               796
Value of Pre-sale Contracts (Note 1)                62,892               7,931       10,462              47,521          50,159           178,965           13,082           192,047

Number of Buildings                                      8                   4            6                   4               4                26

Number of Closed Units                                 248                  17           27                 185              86               563              140               703

Number of Buildings Complete by Task
  Building Foundation                                    8                   4            6                   4               4
  Vertical Building Completed                            8                   4            6                   4               4
  Interior Finish Completed                              8                   4            6                   4               3
  Certificate of Occupancy Received                      8                   4            6                   4               3

              2nd Quarter Actual
-----------------------------------------------
Units Closed                                             -               -                1                   5              62                68                1                69

Revenue Recognized

  Condos and Boat Slips                                    89           15              426               1,832          17,190           19,552            127               19,679
  Land Sales and Other Revenue                                                                                                                                                   497
    Total Revenue                                                                                                                                                             20,176

Gross Profit Recognized

  Condos and Boat Slips                                     35          12               (7)                325           3,668            4,033           (215)               3,818

  Land Sales and Other Revenue                                                                                                                                                   211
    Total Gross Profit                                                                                                                                                         4,029

Other Expense (Income) Items                                                                                                                                                    (846)
Pre-Tax Profit                                                                                                                                                                 3,183

       Outlook For 3rd Quarter of 2004
-----------------------------------------------
Units Closed                                             -               1                -                   -              59                60                -                60

Sales Value of Closed Units                              -             750                -                   -            16,675            17,425              -            17,425

Revenue Recognized

  Condos and Boat Slips                                  -             735                -                   -          16,175            16,910                -            16,910
  Land Sales and Other Revenue                                                                                                                                                     -
  Total Revenue                                                                                                                                                               16,910

Gross Profit Recognized

  Condos and Boat Slips                                  -              (1)               -                   -           3,154             3,153             (150)            3,003
  Land Sales and Other Revenue                                                                                                                                                     -
    Total Gross Profit                                                                                                                                                         3,003

Other Expense (Income) Items                                                                                                                                                  (1,070)
Pre-Tax Profit                                                                                                                                                                 1,933

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