Form 10-Q
period 2004-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2004-11-15
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on November 4, 2004 was 6,720,119.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

                                                                                         Page

PART I - FINANCIAL INFORMATION                                                            1
         Item 1.  Financial Statements                                                    1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             18
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks.           31
         Item 4.  Controls and Procedures                                                31

PART II - OTHER INFORMATION                                                              32
         Item 1.  Legal Proceedings                                                      32
         Item 2.  Changes in Securities and Use of Proceeds.                             33
         Item 3.  Defaults Upon Senior Securities.                                       33
         Item 4.  Submission of Matters to a Vote of Security Holders.                   34
         Item 5.  Other Information.                                                     34
         Item 6.  Exhibits and Reports on Form 8-K.                                      34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                              December 31,              September 30,
                                                                  2003                       2004
                                                                                         (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale               $ 214,043,420           $  269,418,661
   Common stock                                                   2,694,736               11,075,823
   Investment in real estate                                     37,855,549                7,164,104
   Short-term investments                                         5,680,817               21,531,212
         Total investments                                      260,274,522              309,189,800

Cash and cash equivalents                                        32,153,379               22,854,816
Restricted cash                                                   1,767,614                  536,600
Accrued investment income                                         2,771,691                2,477,331
Notes receivable                                                  1,435,000                        -
Premiums receivable                                              27,944,508               15,303,926
Ceded unearned premium                                           27,109,135               30,887,780
Reinsurance recoverable                                         126,986,307              143,581,159
Deferred income taxes                                            11,684,609                9,248,027
Deferred policy acquisition costs                                11,960,495               11,771,135
Property, plant and equipment                                     4,094,763                4,478,605
Other assets                                                      6,077,621                9,498,139

    Total assets                                             $  514,259,644           $  559,827,318
                                                             ==============           ==============

                                                                   December 31,               September 30,
                                                                       2003                        2004
                                                                                               (Unaudited)

Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 230,103,754              $ 299,573,135
   Unearned premiums                                                 99,938,562                100,413,099
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                  6,486,149
   Ceded premiums payable                                            17,722,931                  8,188,126
   Escrow deposits                                                    9,235,847                  1,497,024
   Accounts payable and accrued expenses                             14,260,809                 12,167,148
   Loan payable                                                      30,441,348                 13,079,696
   Funds held                                                         4,951,468                  6,280,349
   Deferred revenue                                                   1,817,775                  3,464,594
   Minority Interest                                                  3,957,878                  4,426,940

         Total liabilities                                          418,916,521                455,576,260

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2003,
     6,910,766 and September 30, 2004, 6,719,119 shares                  69,108                     67,191
   Additional paid-in capital                                        52,744,720                 50,521,765
   Retained earnings                                                 41,043,967                 52,048,347
   Accumulated other comprehensive income, net                        1,485,328                  1,613,755
          Total shareholders' equity                                 95,343,123                104,251,058

         Total liabilities and shareholders' equity               $ 514,259,644               $559,827,318
                                                                    ===========                ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                                      September 30,                           September 30,
                                                2003                2004                2003                  2004

Revenues:
Direct premiums earned                       $  43,888,563      $  58,181,446        $ 123,958,082      $ 165,247,470
Assumed premiums earned                          2,093,393            400,237            5,974,658          3,441,144
Ceded premiums earned                          (18,546,047)      (24,000,183)          (55,196,018)       (67,898,653)
    Net premiums earned                         27,435,909        34,581,500            74,736,722        100,789,961

  Net investment income                          1,410,336         2,529,210             3,869,085          6,849,461
  Net realized gains                                13,748            99,567             3,115,743            119,839
  Real estate income                            16,280,674        19,938,557            38,877,894         54,066,868
  Other income                                      88,263            46,982               119,536            191,606
    Total revenues                              45,228,930        57,195,816           120,718,980        162,017,735

Expenses:
  Losses and loss adjustment expenses           16,377,079        23,730,614            43,824,379         70,645,505
  Acquisition expenses                           5,340,796         6,954,856            14,823,234         20,078,986
  Payroll and related expenses                   2,339,400         2,433,557             6,660,651          7,762,704
  Real estate expenses                          14,400,544        16,605,783            37,277,178         45,092,806
  Other expenses                                 2,832,560         2,687,602             7,195,492          5,681,042
  Minority interest                                 97,558           275,182               321,014            611,836
  Expense due to rescission                         45,112            59,825               189,624         (1,656,145)
    Total expenses                              41,433,049        52,747,419           110,291,572        148,216,734

Earnings before income taxes                     3,795,881         4,448,397            10,427,408         13,801,001
Income taxes                                       833,831         1,190,605             2,431,089          2,796,621
Net earnings                                  $  2,962,050      $  3,257,792          $  7,996,319     $   11,004,380
                                               ===========       ===========           ===========      =============

Net earnings per share:
  Basic                                             $ 0.62            $ 0.47                $ 1.69            $ 1.59
  Diluted                                           $ 0.58            $ 0.45                $ 1.65            $ 1.49

Average number of shares outstanding:
  Basic                                          4,749,266         6,876,380             4,743,048          6,905,133
                                                 =========       ===========             =========          =========
  Diluted                                        5,099,421         7,275,259             4,836,454          7,394,730
                                                 =========       ===========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow>
(Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 2003                    2004

Cash flow from operating activities:
  Net earnings                                                              $7,996,319              $ 11,004,380
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                          (3,115,743)                 (119,839)
     Depreciation expense                                                      244,887                   664,471
     Deferral of acquisition costs, net                                     (1,860,235)                  189,360
     Accretion of discount                                                     740,752                 1,841,692
     Change in:
       Accrued investment income                                               199,306                   294,360
       Premiums receivable                                                  (2,314,196)               12,640,582
       Reinsurance recoverable and ceded unearned premiums                    (915,765)              (20,373,497)
       Funds held                                                             (133,117)                1,328,881
       Unpaid losses and loss adjustment expenses                           36,101,515                69,469,381
       Unearned premiums                                                    20,008,675                   474,537
       Ceded premiums payable                                                5,180,572                (9,534,805)
       Accounts payable and accrued expenses                                  (998,856)               (2,093,661)
       Deferred revenue                                                        790,873                 1,646,819
       Deferred income taxes                                                (9,773,188)                2,362,775
       Other, net                                                            7,584,939                (3,273,730)
Net cash provided by operating activities                                   59,736,738                66,521,706

Cash flow from investing activities:
  Purchases of fixed maturities                                           (123,917,429)              (82,924,444)
  Purchases of equity securities                                            (1,476,227)               (8,856,063)
  Proceeds from sale of fixed maturities                                    59,462,232                25,943,752
  Proceeds from sale of equity investments                                       1,723                   386,820
  Decrease (increase) in short-term investments                             12,594,523               (15,850,395)
  Decrease in notes receivable                                                 982,518                 1,435,000
  (Increase) decrease of investment in real estate                          (3,018,302)               30,691,445
  Purchase of fixed assets, net                                             (1,409,110)                 (383,842)
Net cash used in investing activities                                      (56,780,072)              (49,557,727)

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow (Continued>
(Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,

                                                                                 2003                    2004
Cash flow from financing activities:
  Proceeds from stock issuance                                                  81,999                  91,893
  Stock repurchase program payments                                                  -              (2,484,974)
  Proceeds from trust preferred offerings                                   12,554,713                       -
  Repayment of loan payable                                                 (2,966,481)            (17,361,652)
  Repayment of escrow deposits                                              (2,893,228)             (7,738,823)
  Withdrawals of restricted cash                                             4,053,547               1,231,014
  Dividends paid                                                              (570,113)                      -
Net cash provided by (used in) financing activities                         10,260,437             (26,262,542)
Net increase (decrease) in cash and cash equivalents                        13,217,103              (9,298,563)
Cash and cash equivalents at beginning of period                            26,003,795              32,153,379
Cash and cash equivalents at end of period                                 $39,220,898             $22,854,816
                                                                            ==========              ==========

Supplemental disclosure of cash flow:
  Income taxes paid                                                       $  4,452,809            $  3,525,270
                                                                           ===========             ===========
  Interest paid                                                          $     198,203           $     910,928
                                                                          ============            ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                              2003            2004            2003           2004

Net earnings                                                $ 2,962,050   $   3,257,792   $ 7,996,319     $11,004,380
Other comprehensive income (loss):

   Unrealized  gains  (losses) on  securities  available
   for sale, net of minority  interest of $(318,639) and
   $227,614  for the three months  ended  September  30,
   2003  and  2004,   respectively,   and  $(4,031)  and
   $(66,413)  for the nine months  ended  September  30,      (852,795)       4,590,502     2,092,980          214,500
   2003 and 2004, respectively.

   Unrealized gains (losses) on hedging transactions            27,338         (241,743)      (73,620)           5,240

   Reclassification   adjustment  for  realized  (gains)
   losses  included  in net  earnings,  net of  minority
   interest of $(13,713)  and  $(105,931)  for the three
   months   ended    September   30,   2003   and   2004
   respectively  and  $(76,025)  and  $(76,383)  for the
   nine  months  ended  September  30,  2003  and  2004,
   respectively.                                                   (35)         6,364         (3,039,718)        (43,456)

   Total other comprehensive income (loss) before taxes       (825,492)       4,355,123    (1,020,358)          176,284

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of  $(63,160)  and $59,639 for the three months ended
   September   30,  2003  and  2004   respectively   and
   $(19,848)  and  $25,950  for the  nine  months  ended
   September 30, 2003 and 2004, respectively.                 (163,320)       973,424        (426,212)        47,857
Other comprehensive income (loss)                             (662,172)       3,381,699        (594,146)        128,427

Total comprehensive income                                $   2,299,878    $ 6,639,491   $ 7,402,173        $ 11,132,807
                                                             ==========     ==========     =========          ==========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate, (collectively the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all normal, recurring adjustments considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amount that involves a greater extent of accounting estimates and actuarial determinations subject to future changes is the Company’s liability for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

The results of operations for the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of American Safety and its subsidiaries for the year ended December 31, 2003.

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

Note 3 – Business Risks

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

Note 4 - Investments

The amortized cost and estimated fair values of investments at December 31, 2003 and September 30, 2004 are as follows:

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
                                               =============        ==========      ===========       ============

September 30, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                $63,443,375        $1,009,905      $   276,623      $  64,176,657
      States of the U.S. and political            29,254,151           461,548           94,370         29,621,329
        subdivisions of the States
      Corporate Securities                        89,339,572         1,800,135          480,758         90,658,949
      Mortgage-backed securities                  85,382,396           291,191          711,861         84,961,726
        Total fixed maturities                  $267,419,494        $3,562,779       $1,563,612       $269,418,661
                                                 ===========         =========        =========        ===========

   Common stock                               $   10,997,064       $   568,047      $   489,288      $  11,075,823
                                               =============        ==========       ==========       ============

Note 5 - Segment Information

The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental, Excess and Surplus Lines (E&S) and Program Business.

Real Estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 6. In our Insurance Operations segment, Environmental provides insurance coverages for the environmental remediation industry. Excess and Surplus Lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program Business facilitates the offering of insurance to homogeneous niche groups of risks.

The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by multiple premium indicators, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the nine months ended September 30, 2003 and September 30, 2004 (in thousands):

       September 30,            Real                          Insurance
            2003               Estate                                                            Other     Total
                                        Environmental       E&S       Programs      Other

Gross premiums written              -         25,173       56,420        62,243       5,735          -    149,571
Net premiums written                -         19,402       47,851        17,105       4,172          -     88,530
Net premiums earned                 -         15,895       38,110        16,183       4,549          -     74,737
Losses and loss adjustment
   expenses                         -          6,769       21,827        10,833       4,395          -     43,824
Acquisition expenses                -          4,495        8,274         1,258         796          -     14,823
Underwriting profit (loss)          -          4,631        8,009         4,092        (642)         -     16,090
Income tax expense (benefit)      602                             875                              954      2,431
Net earnings (loss)               998                           4,993                            2,005      7,996
Assets                         56,173                         410,720                              176    467,069
Equity                         14,405                          55,735                             (186)    69,954

       September 30,            Real                          Insurance
            2004               Estate                                                           Other      Total

                                         Environmental       E&S       Programs      Other

Gross premiums written              -         32,879       71,110        61,048       2,627          -    167,664
Net premiums written                -         26,247       57,018        12,735       1,470          -     97,470
Net premiums earned                 -         23,333       58,133        16,000       3,324          -    100,790
Losses and loss adjustment
   expenses                         -         10,507       42,811        11,708       5,620          -     70,646
Acquisition expenses                -          5,877       12,710           587         905          -     20,079
Underwriting profit (loss)          -          6,949        2,612         3,705      (3,201)         -     10,065
Income tax expense (benefit)    3,167                            (975)                             605      2,797
Net earnings (loss)             5,807                           1,410                            3,787     11,004
Assets                         21,381                         538,192                              254    559,827
Equity                         13,037                          91,317                             (103)   104,251

The Company conducts business in the following geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the geographic segments for the nine months ended September 30, 2003 and September 30, 2004 (in thousands):

     September 30, 2003               United States                  Bermuda                       Total
Income tax                               2,431                              -                       2,431
Net earnings                             5,315                          2,681                       7,996
Assets                                 399,860                         67,209                     467,069
Equity                                  50,342                         19,612                      69,954
     September 30, 2004               United States                  Bermuda                       Total
Income tax                               2,797                              -                       2,797
Net earnings                             4,524                          6,480                      11,004
Assets                                 428,329                        131,498                     559,827
Equity                                  55,685                         48,566                     104,251

The following table presents key income-related financial data by segment for the three months ended September 30, 2003 and September 30, 2004 (in thousands):

       September 30,            Real                          Insurance
            2003               Estate                                                            Other     Total
                                         Environmental       E&S       Programs      Other

Gross premiums written              -          7,593       21,926        25,633       1,507          -     56,659
Net premiums written                -          6,195       18,858         9,797         994          -     35,844
Net premiums earned                 -          5,831       14,456         5,638       1,511          -     27,436
Losses and loss adjustment
   expenses                         -          2,470        8,337         3,924       1,646          -     16,377
Acquisition expenses                -          1,542        3,137           396         266          -      5,341
Underwriting profit (loss)          -          1,819        2,982         1,318        (401)         -      5,718
Income tax expense (benefit)      707                             110                               17        834
Net earnings (loss)             1,173                           1,768                               21      2,962

       September 30,            Real                          Insurance
            2004               Estate                                                           Other      Total
                                         Environmental       E&S       Programs      Other

Gross premiums written              -         10,589       23,731        19,772         484          -     54,576
Net premiums written                -          8,569       18,546         5,821          73          -     33,009
Net premiums earned                 -          8,697       19,733         5,254         897          -     34,581
Losses and loss adjustment
   expenses                         -          4,056       15,446         3,527         702          -     23,731
Acquisition expenses                -          2,099        4,612           145          99          -      6,955
Underwriting profit (loss)          -          2,542         (325)        1,582          96          -      3,895
Income tax expense (benefit)    1,045                             148                               (2)     1,191
Net earnings (loss)             2,288                             992                              (22)     3,258

The following provides key measurable income-related information about the geographic segments for the three months ended September 30, 2003 and September 30, 2004 (in thousands):

     September 30, 2003               United States                  Bermuda                       Total
Income tax                                 834                              -                         834
Net earnings                             2,092                            870                       2,962
     September 30, 2004               United States                  Bermuda                       Total
Income tax                               1,191                              -                       1,191
Net earnings                             1,695                          1,563                       3,258

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

As of December 31, 2003 and September 30, 2004, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                                          December 31, 2003            September 30, 2004
           Land                                                   $1,587                    $      282
           Capitalized overhead, interest and taxes                2,254                           417
           Work in process                                        34,015                         6,465
                  Total                                          $37,856                        $7,164
                                                                 =======                        ======

During the quarter ended September 30, 2004, the Company closed 71 condominium units and 2 boat slips at Harbour Village and for the quarter ended September 30, 2003, the Company closed 55 condominium units and 4 boat slips. During the nine months ended September 30, 2004, the Company closed 175 condominium units and 4 boat slips at Harbour Village and for the nine months ended September 30, 2003, the Company closed 125 units and 14 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

Note 7 - Income Taxes

Total income tax expense for the periods ended September 30, 2003 and 2004 was allocated as follows:

                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                           2003                 2004                 2003                2004
Tax       expense        (benefit)
attributable to:
   Income from continuing
     operations                        $    833,831     $      1,190,605      $    2,431,089      $      2,796,621
   Change in unrealized
     gains/losses on hedging
     transactions                             9,295              (82,192)            (25,031)               1,782
   Change in unrealized
     gains/losses on securities
     available for sale                    (235,775)           1,115,255            (421,029)              72,025

         Total                        $     607,351         $  2,223,668      $     1,985,029      $     2,870,428
                                            =======            =========            =========           ==========

U.S. federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                          Current            Deferred              Total
         Three months ended:
           September 30, 2003          $ 1,796,770        $   (962,939)      $    833,831
           September 30, 2004          $  (333,074)       $  1,523,679       $  1,190,605
         Nine months ended:
           September 30, 2003          $ 5,291,703        $ (2,860,614)      $  2,431,089
           September 30, 2004          $ 1,318,706        $  1,477,915       $  2,796,621

The state income tax expense aggregated $131,270 and $471,196 for the nine months ended September 30, 2003 and 2004, respectively, and $135,399 and $152,654 for the three months ended September 30, 2003 and 2004, respectively.

Income tax expense (benefit) for the periods ended September 30, 2003 and 2004 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                      2003                 2004                 2003                  2004

Expected income tax expense      $ 1,290,600           $ 1,512,455          $ 3,545,319           $ 4,692,340
Foreign   earned  income  not
   subject to U.S. taxation         (295,786)             (531,218)            (911,470)           (2,203,121)
State taxes and other               (160,983)              209,368             (202,760)              307,402
                                    ---------              -------             ---------              -------

                                   $ 833,831        $    1,190,605          $ 2,431,089           $ 2,796,621
                                     =======          ============            =========             =========

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,         September 30,
                                                                                2003                  2004
         Deferred tax assets:
              Loss reserve discounting                                        $ 5,785,906          $  6,762,226
              Unearned premium reserves                                         3,404,780             3,202,518
              Difference between tax and GAAP basis of Harbour Village
                project.                                                        1,153,901               300,091
              Difference between tax and GAAP method at Harbour Village
                project                                                         3,087,152             1,597,623
              Warranty reserve                                                  1,407,578               476,962
              NOL carry forward                                                   579,362               219,925
         Gross deferred tax assets                                             15,418,679            12,559,345
              Valuation allowance                                                (956,024)             (582,041)
         Gross deferred tax assets after valuation allowance                   14,462,655            11,977,304

         Deferred tax liabilities:
              Deferred acquisition costs                                        2,163,012             2,117,600
              Net unrealized gains                                                315,012               388,831
              Other                                                               300,022               222,846
         Gross deferred tax liabilities                                         2,778,046             2,729,277

                  Net deferred tax asset                                      $11,684,609            $9,248,027
                                                                               ==========             =========

Except for the components of the deferred tax assets shown above that are associated with American Safety RRG, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore, a valuation allowance has not been established against these assets. However, given the prior years’ loss position of American Safety RRG, it has established a 100% valuation allowance on its net deferred tax assets totaling $956,024, and $582,041 at December 31, 2003 and September 30, 2004, respectively.

Note 8 - Stock Options

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

                                              Three Months Ending                  Nine Months Ending
                                                 September 30,                         September 30,
                                            2003               2004               2003               2004
                                                       (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 2,962           $ 3,258            $ 7,996            $ 11,004
   Effect of stock options                       -                (3)              (190)               (199)
Pro forma net earnings                     $ 2,962           $ 3,255             $7,806             $10,805
                                             =====            ======              =====              ======

Net earnings per share:
   Basic - as reported                    $   0.62          $   0.47           $   1.69            $   1.59
   Basic - pro forma                      $   0.62          $   0.47           $   1.65            $   1.56

   Diluted - as reported                  $   0.58          $   0.45           $   1.65            $   1.49
   Diluted - pro forma                    $   0.60          $   0.45           $   1.65            $   1.46

Note 9 - Stock Repurchase

On August 24, 2004, the Company’s Board of Directors authorized a program to repurchase up to 200,000 shares of its outstanding common stock. During the third quarter of 2004, the Company repurchased in the open market all 200,000 shares authorized plus an additional 16,900 shares under a previous repurchase authorization.

Note 10 - Loans Payable

Acquisition and Development Loan
In July 2000 the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. Over time, the loan facility had increased to $57.0 million. As of December 31, 2003, the Company had outstanding borrowings of $17,561,122. As of September 30, 2004, this loan has been fully repaid. The Company was in compliance with all debt covenants at December 31, 2003 and there were no defaults or events of default during 2003 and through September 30, 2004.

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

Interest expense for the twelve months ended December 31, 2003 and through September 30, 2004 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2003 and September 30, 2004 were $135,558 and $130,221 for American Safety Capital and ($39,604) and ($29,028) for American Safety Capital II, respectively. The interest rate swaps are 100% effective at September 30, 2004.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The information in the following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

The Company reported net earnings of $3.3 million or $0.45 per diluted share for the third quarter of 2004, as compared to $3.0 million or $0.58 per diluted share for the third quarter of 2003. Net earnings for the first nine months of 2004 are $11.0 million or $1.49 per diluted share, as compared to $8.0 million or $1.65 per diluted share for the same period of 2003. The following table sets forth the Company’s net earnings (in thousands):

                                              Quarter Ended                     Nine Months Ended
                                             September 30,                        September 30,
                                             2003          2004                2003             2004

       Insurance Operations                  $1,768          $992             $4,993           $1,410
       Real Estate Operations                 1,173         2,288                998            5,807
       Other,   including   realized
         gains and (losses)                      21           (22)             2,005            3,787
                                      =============    =============      =============    ==============
       Net Earnings                          $2,962        $3,258             $7,996          $11,004
                                      =============    =============      =============    ==============

The decrease in earnings from insurance operations for the third quarter of 2004 reflects approximately $3.0 million of reserve strengthening for prior accident years as a result of an actuarial reserve evaluation for the Company’s excess and surplus lines business. The increase in earnings from real estate operations for the third quarter of 2004 was due to higher profits from closings of condominium units at Harbour Village.

The decrease in insurance earnings for the first nine months of 2004 reflects a total of $12.3 million of reserve strengthening for prior accident years. Of this amount, $7.7 million consists of reserve increases for the Company’s excess and surplus business, and the remaining $4.6 million represents reserve increases for discontinued lines. The increase in earnings from real estate operations for the first nine months of 2004 was due to higher profits from closings of condominium units at Harbour Village. Earnings from Harbour Village will be less in the fourth quarter of 2004 and will be minimal thereafter as the last units are sold and closed in 2005

Total revenues for the third quarter of 2004 increased 27% to $57 million as compared to the same quarter of 2003 as a result of increased net premiums earned, investment income and real estate income. Net premiums earned for the third quarter of 2004 increased 26% to $35 million from the same period of 2003 due to increases in the Company’s core business lines. Net cash flow generated from operations was $22 million for the third quarter of 2004.

Total revenues for the first nine months of 2004 increased 34% to $162 million as compared to the same period of 2003 as a result of increased net premiums earned, investment income and real estate income. Net premiums earned for the first nine months of 2004 increased 35% to $101 million from the same period of 2003 due to increases in the Company’s core business lines. Net cash flow from operations increased to $66 million for the first nine months of 2004.

The following table sets forth Company consolidated premium and total revenue information:

                                                                                            Three Months  Nine Months
                                         Three Months                  Nine Months             Ended         Ended
                                     Ended September 30,           Ended September 30,       September     September
                                                                                                30,           30,
                                                                                              2003 to       2003 to
                                      2003           2004         2003           2004           2004          2004
                                                                (Dollars in thousands)
Net premiums written:
   Environmental                   $  6,195      $ 8,569        $ 19,402      $ 26,247          38.3%         35.3%
   Excess and surplus                18,858       18,546          47,851        57,018          (1.6)         19.2
   Programs                           9,797        5,821          17,105        12,735         (40.5)        (25.5)
   Other                                994           73           4,172         1,470         (92.7)        (64.5)
Total net premiums written         $ 35,844      $33,009        $ 88,530      $ 97,470          (7.9)%        10.1%
                                    ======        ======          ======        ======          =====          ====

Net premiums earned:
   Environmental                  $   5,831    $   8,697        $ 15,895      $ 23,333          49.2%         46.8%
   Excess and surplus                14,456       19,733          38,110        58,133          36.5          52.5
   Programs                           5,638        5,254          16,183        16,000          (6.8)         (1.1)
   Other                              1,511          897           4,549         3,324         (40.6)        (26.9)
Total net premiums earned            27,436       34,581          74,737       100,790           26.0%        34.9%
Net investment income                 1,410        2,529           3,869         6,849          79.4          77.0
Net realized gains                       14          100           3,116           120         614.3         (96.1)
Real estate income                   16,281       19,939          38,878        54,067          22.5          39.1
Other income                             88           47             119           192         (46.6)         61.3
Total Revenue                      $ 45,229     $ 57,196       $ 120,719      $162,018          26.5%         34.2%
                                     ======       ======        =======        =======          ====          =====

The following table sets forth the components of the Company's insurance operations GAAP combined ratio for the periods indicated:
                                                Three months ended         Nine months ended
                                                   September 30,             September 30,

                                                2003         2004        2003          2004
Insurance operations:
 Loss and loss adjustment expense ratio          59.7%       68.6%          58.6%      70.1%
 Expense ratio                                   35.3        32.7          37.0         34.1
    Combined ratio                               95.0%      101.3%          95.6%     104.2%
                                                 ====       =====           ====      ======

Quarter Ended Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Net Premiums Earned

Environmental. Net earned premiums increased to $8.7 million for the third quarter of 2004 compared to $5.8 million in the same quarter of 2003. Net written premiums increased to $8.6 million in the third quarter of 2004 compared to $6.2 million in the same quarter of 2003. This increase was attributable to the Company's strategy of growing this segment. The Company opened an office in Denver, Colorado in the second quarter of 2004 and our office in Cherry Hill, New Jersey began its third full year of operations and expanded its underwriting staff as compared to 2003. Our Atlanta, Georgia office also increased its underwriting staff and expanded its distribution of the ProStar online quoting system to qualified brokers. While the market has experienced the entrance of new competitors and a general leveling of pricing, the Company believes its growth strategy will continue.

Excess and Surplus. Net earned premiums increased to $19.7 million in the third quarter of 2004 compared to $14.5 million for the same quarter of 2003. The earned premium increase represents the continuing effects of the expansion of this segment during 2003. Net written premiums remained consistent at $18.0 million. There have been signs of market conditions softening with less business being shifted out of the standard market to the excess and surplus market, as well as a general leveling of pricing in the market. The Company intends to maintain its underwriting and pricing discipline in this changing market and expects to continue to capitalize on market opportunities. The Company’s new excess coverage product, introduced in the second quarter of 2004, to meet the market need for higher limits of liability over the Company’s current policies, has begun to produce premiums in the third quarter of 2004.

Programs. Net earned premiums decreased to $5.3 million in the third quarter of 2004 compared to $5.6 million in the same quarter of 2003. Net written premiums decreased to $5.8 million in the third quarter of 2004 compared to $9.8 million in the same period of 2003. The decrease was primarily due to the Company's assumed liability program, currently in run-off, which had $4.7 million in net written premiums in the third quarter of 2003 compared to net written premiums of $100,000 for the same period of 2004. This was partially offset by increased writings in existing programs, specifically the Company's pest control program. It is not unusual for the Company to experience quarter-to-quarter premium variances due to seasonal fluctuations on individual programs and the time it takes a program to become fully operational, coupled with the run-off of expiring programs. The Company has 12 active programs producing new business at September 30, 2004, compared to 13 active programs at September 30, 2003. During the third quarter of 2004, the Company added 2 new programs and had 2 programs expire.

Other. Surety business net earned premium increased to $301,000 in the third quarter of 2004 as compared to $185,000 in the same quarter of 2003. Net written premium increased to $312,000 in the third quarter of 2004 as compared to $226,000 in the same quarter of 2003. The increase is attributed to the Company's recent efforts to modestly expand its surety business as a supporting product line to the environmental segment. During the second quarter of 2004 the Company entered into a $2 million per bond quota share reinsurance agreement to facilitate more underwriting opportunities. During 2002 and 2003 the Company did not have any reinsurance coverage and was limited in its underwriting opportunities. Our workers' compensation business net earned premiums decreased from $1.3 million in the third quarter of 2003 to $596,000 in the third quarter of 2004. For the third quarter of 2004 the Company had net return premium of $239,000 as compared to net written premium of $768,000 in the same quarter of 2003 as a result of the Company's decision to exit the workers' compensation line after the first quarter of 2004.

Net Investment Income

Net investment income increased to $2.5 million in the third quarter of 2004 from $1.4 million in the same quarter of 2003 due to higher levels of invested assets generated by positive cash flows from operations. Average invested assets increased to $284 million from $138 million. The pre-tax investment yield decreased to 3.6% from 3.8% in the quarter ended September 30, 2004 and 2003, respectively, and the after-tax investment yield decreased to 2.9% from 3.0%, respectively. The decrease in yield is due to the Company realizing gains on its bond portfolio in the second quarter of 2003, with the proceeds from those sales as well as the proceeds from the fourth quarter 2003 secondary offering and recent positive cash flows from operations being invested in bonds with shorter durations, and therefore lower yields, due to prevailing market conditions. The Company’s bond portfolio has an average time to maturity of 5.1 years at September 30, 2004 compared to 7.2 years at September 30, 2003.

Net Realized Gains and Losses

Net realized gains were $100,000 in the third quarter of 2004 as compared to $14,000 for the same quarter of 2003. These gains were realized within the normal course of operations.

Real Estate Income

Real estate income at the Harbour Village project increased 22.5% to $20.0 million in the third quarter of 2004 from $16.2 million in the same quarter of 2003. This income was realized from the closing of 71 condominium units and 2 boat slips in the third quarter of 2004 as compared to the closing of 55 condominium units and 4 boat slips in the same quarter of 2003. In addition to increased closings, more higher priced units closed during the third quarter of 2004; the average sales price of condominiums closed was $291,000 for the third quarter of 2004 compared to $266,000 for the same quarter of 2003. Real estate income and sales will be lower in the fourth quarter of 2004 and will be minimal thereafter as the last units are sold and closed in 2005. See Exhibit 99 included in this Report for further information regarding Harbour Village.

Losses and Loss Adjustment Expenses

During the third quarter of 2004, the Company’s loss ratio increased 8.9 points from 59.7% to 68.6%, due to a combination of factors. In response to the adverse loss development experienced in the first two quarters of 2004 in the Company’s excess and surplus segment and management’s concern that existing reserves for this segment might be inadequate, the Company commenced an actuarial reserve evaluation. Following completion of this evaluation, the Company changed actuarial reserving methodologies and recorded $3.0 million of additional reserves. The Company also experienced adverse loss development of $300,000 on its discontinued assumed liability program during the third quarter of 2004.

Acquisition Expenses

Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses are expensed as the corresponding premium is earned. Acquisition expenses were $6.9 million in the third quarter of 2004 as compared to $5.3 million in the same quarter of 2003. Acquisition expenses as a function of net earned premiums were 20.1% in the third quarter of 2004 and 19.5% in the same quarter of 2003. This increase is principally attributable to the growth of our environmental segment, which has higher average acquisition costs than our excess and surplus segment.

Real Estate Expenses

Real estate expenses increased by $2.2 million for the third quarter of 2004 to $16.6 million. The majority of real estate expenses, including construction costs, capitalized interest and commissions (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the cost components (in thousands).

                                        Quarter Ended September 30
                                   2003                          2004
               Variable          $ 13,678                       $ 13,567
               Fixed                  723                          3,039
               Total             $ 14,401                       $ 16,606
                                   =======                        ======

These variable costs, when applied to real estate revenue, produced gross margins of 31.9% for the third quarter of 2004 as compared to 15.9% for the same quarter of 2003. The increase in gross margin was due to a higher average sales price on the Links units in the third quarter of 2004 as compared to the same quarter of 2003.

Operations by Geographic Segment

Net Income. For the third quarter of 2004, net income from Bermuda operations increased by $700,000 as compared to the same quarter of 2003 due to positive insurance operations results. Net income from United States operations for the third quarter of 2004 decreased by $400,000 as compared to the same quarter of 2003, due to a $1.5 million reduction in insurance operating results offset by a $1.1 million increase in real estate operating results.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Premiums Earned

Environmental.Net earned premiums increased to $23.3 million for the first nine months of 2004 as compared to $15.9 million for the same period of 2003. Net written premiums increased to $26.2 million for the first nine months of 2004 as compared to $19.4 million in the same period of 2003. This increase was attributable to the Company's strategy of growing this segment. The Company opened an office in Denver, Colorado in the second quarter of 2004 and our office in Cherry Hill, New Jersey began its third year of operations and expanded its underwriting staff as compared to 2003. Our Atlanta, Georgia office has also increased its underwriting staff and expanded its distribution of the ProStar online quoting system to qualified brokers. While the market has experienced the entrance of new competitors and a general leveling of pricing, the Company believes its growth strategy will continue.

Excess and Surplus. Net earned premiums increased to $58.1 million in the first nine months of 2004 compared to $38.1 million for the same period of 2003. Net written premiums increased to $57.0 million for the first nine months of 2004 as compared to $47.9 million . The earned premiums increase represents the continuing effects of the expansion of this segment during 2003. There have been signs of general market softening with less business being shifted out of the standard market to the excess and surplus market, as well as a general leveling of prices in the market. The Company intends to maintain its underwriting and pricing discipline in this changing market and expects to continue to capitalize on market opportunities. The Company’s new excess coverage product was introduced in the second quarter of 2004, to meet the market need for higher limits of liability over the Company’s current policies.

Programs. Net earned premiums remained steady at $16.0 million for the first nine months of 2004 and 2003. Net written premiums decreased to $12.7 million in the first nine months of 2004 from $17.1 million in the same period of 2003. The written premium decrease is primarily due to the run-off of the Company's expiring assumed liability program. This program had net return premiums of $556,000 for the nine months ended September 30, 2004 compared to net written premiums of $5.5 million during the same period of 2003. This decrease was partially offset by increased writings in other programs, specifically the Company's pest control program. It is not unusual for the Company to experience premium variances due to seasonal fluctuations on individual programs and the time it takes a program to become fully operational, coupled with the run-off of expiring programs. The Company has 12 active programs producing new business at September 30, 2004, compared to 13 active programs at September 30, 2003. During the first nine months of 2004, the Company added 4 new programs and had 3 programs expire.

Other. Surety business net earned premiums increased to $842,000 for the first nine months of 2004 as compared to $453,000 for the same period of 2003. Net written premium increased to $908,000 for the first nine months of 2004 as compared to $510,000 for the same period of 2003. The increase is attributed to the Company's recent efforts to modestly expand its surety business as a supporting product line to the environmental segment. During the second quarter of 2004 the Company entered into a $2 million per bond quota share reinsurance agreement to facilitate more underwriting opportunities. During 2002 and 2003 the Company did not have any reinsurance coverage and was limited in its underwriting opportunities. Workers' compensation net earned premiums decreased to $2.4 million for the first nine months of 2004 compared to $4.1 million for the same period of 2003. Net written premiums for the first nine months of 2004 were $563,000 as compared to $3.7 million for the same period of 2003 as a result of the Company's decision to exit the workers' compensation line after the first quarter of 2004.

Net Investment Income

Net investment income increased to $6.8 million for the first nine months of 2004 from $3.9 million for the same period of 2003 due to higher levels of invested assets generated primarily by positive cash flows from operations. Average invested assets increased to $262 million from $135 million. The pre-tax and after-tax yields were 3.5% and 2.8% compared to 3.8% and 3.0% for the first nine months of 2004 and 2003, respectively. The decrease in yield is due to the Company realizing gains on its bond portfolio in the second quarter of 2003, with the proceeds from those sales as well as the proceeds from the fourth quarter 2003 secondary offering and recent positive cash flows from operations being invested in bonds with shorter durations, and therefore lower yields, due to prevailing market conditions. The Company’s bond portfolio has an average time to maturity of 5.1 years at September 30, 2004 compared to 7.2 years at September 30, 2003.

Net Realized Gains and Losses

Net realized gains were $120,000 in the first nine months of 2004 as compared to $3.1million in the first nine months of 2003. During the second quarter of 2003, the Company determined it was beneficial to sell certain securities to maximize their total return as a result of an existing lower interest rate environment at that time.

Real Estate Income

Real estate income at the Harbour Village project increased 39.1% to $54.1 million in the first nine months of 2004 from $38.8 million in the same period of 2003. This income was realized from the closing of 175 condominium units and 4 boat slips in the first nine months of 2004 as compared to the closing of 125 condominium units and 14 boat slips in the first nine months of 2003. In addition to increased closings, more higher priced units closed during the third quarter of 2004; the average sales price of condominiums closed was $294,000 for the first nine months of 2004 compared to $277,000 for the same period of 2003. See Exhibit 99 included in this Report for further information regarding Harbour Village. Real estate income and sales will be lower in the fourth quarter of 2004 and will be minimal thereafter as the last units are sold and closed in 2005.

Losses and Loss Adjustment Expenses

For the first nine months of 2004, the Company’s loss ratio increased 11.5 points from 58.6% to 70.1%, due to a combination of factors. The excess and surplus segment experienced adverse loss development of $7.7 million. Of this amount, $4.7 million was recorded through the first six months of 2004 and was attributable to certain New York contractor risks written in 2001. Exposure to New York contractor risks was significantly reduced during 2002 and 2003. In response to this development and management’s concern that existing reserves for this segment might be inadequate, the Company commenced an actuarial reserve evaluation on this segment. Following completion of this evaluation, the Company changed actuarial reserving methodologies and recorded $3.0 million of additional reserves. Finally, during the first nine months of 2004, the Company has experienced adverse loss development of $1.6 million on its program segment and $3.0 million on its other lines segment, all of which was in discontinued lines within those segments.

Acquisition Expenses

Acquisition expenses increased to $20.1 million for the first nine months of 2004 from $14.8 million for the same period of 2003. Acquisition expenses as a function of net earned premiums were a comparable 19.9% for the first nine months of 2004 compared to 19.8% for the same period of 2003.

Real Estate Expenses

Real estate expenses were $45.1 million for the first nine months of 2004 compared to $37.3 million for the same period of 2003. The majority of real estate expenses including construction costs, capitalized interest and commissions (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred once the project begins closing units. The following chart shows the cost components (in thousands):

                              Nine Months Ended September 30
                                   2003          2004
                Variable         $ 34,278      $ 40,219
                Fixed               2,999         4,874
                Total            $ 37,277      $ 45,093
                                   ======        ======

These variable costs, when applied to real estate revenue, produced gross margins of 25.6% nine months of 2004 as compared to 13% for the first nine months of 2003. The increase in gross margin was due to a higher average sales price on the Links units for the first nine months of 2004 as compared to same period of 2003.

Operations by Geographic Segment

Net Income. For the nine months of 2004, net income from Bermuda operations increased by $3.8 million as compared to the same time period of 2003. This increase was primarily due to the Company collecting $2.6 million as final settlement of a note receivable for which an allowance was established during the fourth quarter of 2003 with the remainder of the increase due to growth in insurance operations. Net income from United States operations for the first nine months of 2004 decreased by $800,000 compared to the same period of 2003. This decrease is a result of a $5.6 million of reduced insurance operating results during the first nine months of 2004 offset by a $4.8 million increase in real estate operating results.

Assets. Assets from Bermuda operations increased by $64.3 million for the first nine months of 2004 as compared to the same period of 2003. This increase is a result of a public stock offering in the fourth quarter of 2003 and an increase in premium writings assumed from growing United States operations. Assets from United States operations increased by $28.5 million for the first nine months of 2004 compared to the same period of 2003. This is largely due to increased premium writings as the Company has capitalized on favorable market conditions.

Equity. Equity from Bermuda operations increased by $28.9 million for the first nine months of 2004 compared to the same period of 2003. This increase is largely due to a public stock offering in the fourth quarter of 2003 which raised $27.2 million in new equity, higher net income and increased net unrealized gains in the Company's investment portfolio offset by the Company's stock repurchase during the third quarter of 2004. Given the current stock price, the Board of Directors determined that investing in the Company's stock represented an attractive use of existing capital. Equity from United States operations increased by $5.3 million. This increase was a result of higher net income and increased net unrealized gains on the Company's investment portfolio.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Since 2000 the Company has operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. The Company’s primary sources of short-term cash flow are premium writings, investment income and income from real estate development sales. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to allow for variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash flow from operations was $66.4 million for the first nine months of 2004 and $59.7 million for the same period of 2003. During the second quarter of 2004, the Company received $2.6 million in final settlement of impaired notes receivable and the Company received $1.8 million in settlement of professional liability claims against parties who are involved in the Principal Management rescission litigation.

Currently, the Company’s Board of Directors has decided not to pay dividends on the common shares so that the Company could expand its capital base. The Company’s ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of its subsidiaries to generate earnings from which to pay dividends to the Company. The jurisdictions in which its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given the Company’s growth and the capital requirements associated with that growth, the Company does not anticipate paying dividends on the common shares in the near future.

Harbour Village is being developed in three phases with projected completion in 2005. At September 30, 2004, the Company had no outstanding borrowings on a development and construction loan facility. The estimated completion cost for the remainder of Harbour Village is approximately $3 million. The Company believes that cash flows from sales operations will meet the remaining liquidity needs of Harbour Village. See Exhibit 99 for further information regarding Harbour Village.

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

Combined Ratio

The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall business. The Company’s reported combined ratio for insurance operations may not provide an accurate indication of its overall profitability. For instance, depending on the mix of business the combined ratio may not fluctuate consistently with the overall Company profitability.

Reserves

Certain of the Company’s insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. The Company is required to maintain loss reserves to cover the unpaid portion of the estimated liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred-but-not-reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expenses, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections.

With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

In establishing reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The first method uses industry expected losses adjusted for our actual experience, while the last method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected incurred-but-not-reported losses. The Company reviews the ultimate projections from all three methods and, based on the merits of each method, determines its estimated ultimate losses. However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed the Company’s reserves.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46). This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In October 2003, FASB delayed the effective date of FIN 46 for variable interest entities (VIE) or potential VIE created before February 2003. In December 2003, the FASB issued a revised version of FIN 46, FIN 46(R), which finalized the accounting guidance for VIE. The Company adopted FIN 46(R) and has restated all prior year balances to conform to the new consolidation policies. As a result of adopting FIN 46(R), the Company consolidated its non-subsidiary affiliate American Safety RRG.

Off-Balance Sheet Arrangements

The Company has guaranteed a $1 million letter of credit to the State of Vermont on behalf of American Safety RRG its non-subsidiary affiliate, since 1988.

Forward Looking Statements

This Report contains forward-looking statements within the meaning of United States’ securities laws that are intended to be covered by the safe harbors created thereby. Such statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, insurance pricing and underwriting strategies, future insurance claims and losses, and profitability of the Harbour Village real estate project, as presented in the Company’s consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings (including the outcome of the Principal Management acquisition rescission litigation), and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various real estate development industry factors, including competitive housing conditions in the local market area, risks inherent in real estate development and new construction, increases in construction costs, weather, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips, and changes in local and national levels of general business activity and economic conditions. An adverse outcome of the Principal Management acquisition rescission litigation would have a material adverse effect on the financial condition of the Company. See discussion in Part II, Item 1 of this Report as to this material matter.

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

Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings. The Court denied our motion in December 2003 and it is anticipated that the remaining issues in the case will be determined by the Court, without a trial, in late 2004 or early 2005. Thereafter, we will have the right to appeal all adverse prior rulings in the case.

Item 2. Changes in Securities and Use of Proceeds.

In January 2001, the Company announced a plan to repurchase 500,000 shares of the Company’s common stock. Shares purchased between August 14, 2004 and August 24, 2004 were part of this plan. This plan expired August 24, 2004.

On August 24, 2004, the Company announced plans to repurchase 200,000 shares of the Company’s common stock. Subject to availability, the transactions were made from time to time on the open market or directly from shareholders at prevailing market prices. All 200,000 shares were repurchased between August 30, 2004 and September 15, 2004.

The Company may adopt additional repurchase planes in the future.

                                   Average     Total Number of Shares           Maximum Number of
                 Total Number of  Paid Price   Purchased as Part of           Shares that May Yet Be
    Period      Shares Purchased   per Share   Publicly Announced Plans      Purchased Under the Plans
   14-Aug-04          10,000        $12.10            10,000                             6,900
   24-Aug-04           6,900         10.34             6,900                                 0
   30-Aug-04          40,000         10.88            40,000                           160,000
   10-Sep-04         143,100         11.60           143,100                            16,900
   14-Sep-04          16,900         11.70            16,900                                 0
     Total           216,900       $ 11.46           216,900                                 0
                     =========================================================================

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.         Other Information.

None
.

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

                  31.1                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                  31.2                 Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                  32.1                 Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                  32.2                 Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                  99                   Harbour Village Development Status

         (b)      Reports on Form 8-K.
On August 2, 2004, the Company filed a report on Form 8-K with respect to a change in the Company’s principal accountants.

On August 12, 2004, the Company filed a report on Form 8-K with respect to the issuance of a press release reporting its financial results for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November 2004.

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

***
                                                    Three Months Ended                   Nine months ended

                                             September 30,     September 30,                September 30,     September 30,
                                                  2003              2004              2003               2004

Basic:
Earnings available to common                $  2,962,050       $  3,257,792               $  7,996,319         $ 11,004,380
                                             ===========         =========                   =========           ==========
shareholders........................

Weighted average common shares                 4,749,266         6,876,380                    4,743,048           6,905,133
outstanding.........................

Basic earnings per common shares ...        $       0.62        $     0.47                $       1.69         $       1.59
                                             ============         ========                =============        ============

Diluted:
Earnings available to common

shareholders..........................      $  2,962,050       $ 3,257,792                $  7,996,319         $ 11,004,380
                                                =========        =========                    =========          ==========

Weighted average common shares                 4,749,266         6,876,380                   4,743,048            6,905,133
outstanding............................

Weighted average common shares                     350,155         398,879                       93,406             489,597
equivalents associated with options....

Total weighted average common                   5,099,421        7,275,259                    4,836,454           7,394,730
shares.................................

Diluted earnings per common

shares..............................         $       0.58         $   0.45                  $      1.65          $     1.49
                                               ==========         ========                    =========           =========

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

Date:  November 15, 2004                                      /s/ Stephen R. Crim
                                                              Stephen R. Crim
                                                              Chief Executive Officer
                                                              American Safety Insurance Holdings, Ltd.

-37

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

Date:  November 15, 2004                                      /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer
                                                              American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date:  November 15, 2004                             /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     Chief Executive Officer

        A signed original of this written statement required by § 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by § 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

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

Exhibit 32.2

Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2003

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to & 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: November 15, 2004                              /s/ Steven B. Mathis
                                                     Steven B. Mathis
                                                     Chief Financial Officer

        A signed original of this written statement required by § 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by § 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

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
                                                                              ---------
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
                                                                          Townhouses
                                                              ------------------------------------
                                                   Marina            Oak                              The Links       The Links           Total
                                                   Condos          Hammock          Riverwalk           North           South             Condos          Boat Slips          Total
-------------------------------------------------------------------------------------------------- --------------------------------- ----------------- ----------------- -----------------
                  9/30/2004
-----------------------------------------------
Planned Number of Condo Units and Boat Slips           248             18              28                 188            188               670               142
Condo Units and Boat Slips under Contract              248             18              27                 187            180               661               142                   803
Value of Pre-sale Contracts (Note 1)                62,892          8,680          10,916              48,206         51,190           181,884            13,082               194,966
Number of Buildings                                      8              4               6                   4              4                26
Number of Closed Units                                 248             18              28                 188            153               635               142                   777

Number of Buildings Complete by Task
  Building Foundation                                    8              4               6                   4              4
  Vertical Building Completed                            8              4               6                   4              4
  Interior Finish Completed                              8              4               6                   4              4
  Certificate of Occupancy Received                      8              4               6                   4              4

-----------------------------------------------
              3rd Quarter Actual
-----------------------------------------------
Units Closed                                             -              1               1                   2            627                71                  2                   73

Revenue Recognized

  Condos and Boat Slips                               (354)           706             400                 395         18,230            19,377                155               19,532
  Land Sales and Other Revenue                                                                                                                                                     407
    Total Revenue                                                                                                                                                               19,939

Gross Profit Recognized

  Condos and Boat Slips                                 45             78              85                 421          4,974             5,603                546                6,149

  Land Sales and Other Revenue                                                                                                                                                     223
    Total Gross Profit                                                                                                                                                           6,372

Other Expense (Income) Items                                                                                                                                                   (3,039)
Pre-Tax Profit                                                                                                                                                                   3,333

-----------------------------------------------
       Outlook For 4th Quarter of 2004
-----------------------------------------------

Units Closed                                             -               -               -                   -            25                 25                -                    25

Sales Value of Closed Units                              -               -               -                   -         7,600              7,600                                  7,600
Revenue Recognized

  Condos and Boat Slips                                  -               -               -                   -          7,448             7,448                -                 7,448
  Land Sales and Other Revenue                                                                                                                                                   1,525
  Total Revenue                                                                                                                                                                  8,973

Gross Profit Recognized

  Condos and Boat Slips                                  -               -               -                   -          1,601             1,601                -                 1,601
  Land Sales and Other Revenue                                                                                                                                                     991
    Total Gross Profit                                                                                                                                                           2,592

Other Expense (Income) Items                                                                                                                                                   (1,575)
Pre-Tax Profit                                                                                                                                                                   1,017

Note 1 - No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each contemplated transaction .

Note 2 - Other includes net brokerage commissions, advertising, promotion, and other general and administrative costs. These items are not allocated to specific buildings.

The projected results contained above for unit closings, revenue, gross profit, fixed costs and pre-tax profit are forward looking statements. With respect to the Company’s development of the Harbour Village property, such forward looking statements involve risks and uncertainties which may cause actual results to differ materially, and are development and new construction, increases in construction costs, construction delays, weather, litigation, changes in interest rates and the availability of mortgage financing for prospective purchasers of condominium units and boat slips and changes in local and national levels of general business activity and economic conditions.