Form 10-K
period 2004-03-21
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2005-03-29
CIK 783603

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004                              Commission file number 1-14795
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

The aggregate market value of Registrant’s voting common stock held by non-affiliates on December 31, 2004 was $60,371,986. For the purposes of this calculation, shares of common stock of the Registrant held by directors, executive officers and persons who hold more than 5% of the outstanding shares have been excluded.

The number of shares of Registrant’s common stock outstanding on March 18, 2004 was 6,797,254.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2005 Annual General Meeting of the Shareholders (the “2005 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

                                          AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                                                  Table of Contents

                                                          PART I

                                                          PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
                and Issuer Purchase of Equity Securities..................................................25
Item 6.     Selected Financial Data.......................................................................27
Item 7.     Management's Discussion and Analysis of Financial Condition

Item 9.     Changes in and Disagreements with Accountants on

                                                          PART III

Item 10.     Directors and Executive Officers of Registrant...............................................40
Item 11.     Executive Compensation.......................................................................40
Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters...........................................40
Item 13.     Certain Relationships and Related Transactions...............................................40
Item 14.     Principal Accountant Fees and Services.......................................................40

                                                          PART IV
Item 15.     Exhibits and Financial Statements Schedules..................................................41

PART I

Item 1. Business

        In this Report, the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries.

        We maintain a web site at www.americansafetyinsurance.com that contains additional information regarding the Company. We have filed as exhibits to this Report copies of the charters of our Board committees and our code of business conduct and ethics. Under the caption “SEC Filings” on our website, we provide access, free of charge, to our SEC filings, including Forms 3, 4 and 5 filed by our officers and directors as soon as reasonably practical after electronically filing such material with the SEC.

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

        We were formed in 1986 as a group captive insurance company in Bermuda to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industries in the United States, which had suffered from disruptive market cycles in the standard insurance market. In March 2000, we acquired American Safety Indemnity Company (“American Safety Indemnity”) to target additional underserved specialty or alternative niche insurance risks. We now provide a broad range of specialty insurance coverages and services in all 50 states through approximately 230 independent insurance brokers and agencies.

Our Market

        We provide insurance primarily to three markets in which standard insurers do not actively participate:

•	Our environmental insurance coverages provide insurance programs primarily for the environmental risks of environmental contractors, consultants, storage tank owners, commercial real estate owners, manufacturing facilities, hazardous waste facilities and dry cleaner operators.

•	Our excess and surplus coverages consist primarily of general liability for construction risks and a mix of habitational and products liability risks.

•	Our specialty programs include customized insurance for varying specialty niche and homogeneous groups of risks, including commercial business packages for small businesses, pest control operators, lawyers’ professional liability, Hawaii taxicab operators and bail bonds.

        We insure and place risks primarily through our two U.S. insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity, and our U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. (“American Safety RRG”). We reinsure a portion of these risks through our Bermuda reinsurance subsidiaries, American Safety Reinsurance, Ltd. (“American Safety Reinsurance”), American Safety Assurance Ltd., (“ASA”), and other third party reinsurers. Our Bermuda reinsurance subsidiaries facilitate the allocation of risk among our insurance subsidiaries and generally provides us with greater flexibility in managing our business. Substantially all of the reinsurance business that we currently assume is for insurance programs that we have developed and underwritten.

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

Our Strengths

        We have succeeded in our business through identifying insurable risks not served adequately in the standard insurance market. For these markets, we are able to offer a broad array of innovative insurance products and services. Our strategy has been to enter underserved markets where our abilities provide us with competitive advantages, and we have the ability to quickly reduce our coverages or exit these markets when results do not meet our expectations as a result of pricing, claims experience or other factors. Management has demonstrated its ability to execute on opportunities and at the same time exercise underwriting judgment and discipline. This strategy is most clearly demonstrated through our willingness to exit or reduce certain business lines—such as surety or workers’ compensation—when they generate unacceptable claims experience or do not meet our profitability goals. A significant portion of our new business comes through independent brokers and agencies who are aware of our interest and ability to offer insurance to underserved markets and who have identified a market that they believe provides both them and us with a potentially profitable opportunity. We plan to continue to expand our insurance lines and services. We believe that we are well positioned for continued success as we continue to implement our business and growth strategies. A component of these strategies includes pursuing acquisitions that can expand our written premiums or our ability to issue new insurance products and services.

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

        We continue to offer insurance programs to the environmental remediation industry and the contracting industry that provided the impetus for our formation in 1986. As we have grown, however, we also have diversified into other specialty insurance areas. We intend to continue this diversification in the future.

Our Market

        The specialty insurance market, which includes the specialty niche markets we seek to serve, has developed over the past two decades to serve insureds whose insurance needs have not been adequately met by the standard insurance market. According to A.M. Best, the alternative insurance market has grown to approximately 48% of the total U.S. commercial property and casualty insurance market.

        The specialty insurance market generally involves (i) the underwriting of risks which are characterized by the standard insurance market as difficult or which generate too little premiums for standard market insurance companies and/or (ii) the design of specialized insurance programs, such as deductible or risk retention programs, and captive or rent-a-captive facilities, which enable insureds to assume a portion of their own risks and share in the underwriting profitability or losses of the program. Originally developed to respond to the needs of insureds for adequate insurance coverage and stable premium rates, the alternative insurance market also responds to strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs, access to reinsurance markets and greater control over loss prevention. The benefits of such alternative insurance market techniques typically include more stable costs, greater control by the client of its risk management program and an increased emphasis within the client’s organization on loss prevention and loss control.

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

Ratings

       In September 2004, A.M. Best, an independent, nationally recognized insurance industry rating service and publisher, reaffirmed its rating of “A (Excellent)” with a “stable” outlook on a group basis to American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our non-subsidiary risk retention group affiliate, American Safety RRG. The rating of “A (Excellent)” is the third highest of A.M. Best’s 16 letter ratings. A.M. Best’s rating represents an independent opinion of an insurer’s ability to meet its obligations to policyholders. This rating is of concern primarily to policyholders, insurance brokers and agents and should not be considered an investment recommendation. A.M. Best assigned a financial size rating (VII) on a group basis to American Safety Insurance representing capital and surplus in excess of $50 million. We expect to be assigned a financial size rating (VIII) on a group basis during 2005, based on capital and surplus in excess of $100 million.

Our Products and Services

        Through our two U.S. insurance subsidiaries and our U.S. non-subsidiary risk retention group affiliate, we provide property and casualty insurance to targeted niche markets in all 50 states for environmental remediation, contracting and other specialty risks. Our specialty insurance lines include coverages for general liability, pollution liability, professional liability, surety, as well as custom designed risk management programs (including captive and rent-a-captive facilities) for contractors, consultants and other businesses and property owners who are involved with environmental remediation, contracting and other specialty risks.

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

        Our in-house underwriting department consists of trained environmental and other specialty risk underwriters. The underwriting staff analyzes loss histories of prospective insureds, as well as the insureds’ technical capabilities and experience with projects similar to those for which insurance is being requested. The underwriting staff may also request references and financial information. Some of the underwriters have technical backgrounds and experience in various environmental fields. Our in-house loss control department also is involved in the underwriting process in reviewing technical work guidelines provided by insurance applicants, such as safety and health practices and procedures, as well as inspecting environmental remediation project sites and recordkeeping of insureds throughout the U.S.

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

        We provide insurance coverage for a broad range of environmental risks, including:

Asbestos Abatement.
Asbestos is a fibrous mineral which has been commercially produced for, among other things, insulation and reduction of fire and heat in buildings and products. In spite of the usefulness of asbestos, health problems have arisen with its use. In response to the need for detection, abatement and removal of asbestos, the asbestos abatement industry developed in the mid-1980‘s and sought insurance for risks involved with its business. Since 1986, we have provided general, pollution and professional liability coverages.

Lead Abatement.
We provide general, pollution and professional liability coverages workers for lead paint abatement contractors, consultants and property owners in connection with the abatement of lead paint from both public and private facilities, including housing authority sites.

Underground Storage Tank Removal and Installation.
We provide general liability,pollution liability and professional liability coverages as well as workers’ compensation coverage to contractors and consultants for the removal and installation of underground storage tanks, including associated soil remediation activities attributed to leaking underground storage tanks.

Other Hazardous Substances.
We provide general liability, pollution liability and professional liability coverages, in connection with the removal and remediation of other hazardous substances, including hazardous waste, polychlorinated biphenyls (PCBs) and various petroleum products.

Excess and Surplus Lines.
Our U.S. insurance subsidiary, American Safety Indemnity, a licensed and approved excess and surplus lines insurer in 40 states and the District of Columbia, provides excess and surplus lines insurance products through certain surplus lines brokers for commercial casualty risks, general construction and products liability. These risks are typically of a specialized or unique nature that is not served by the standard insurance market. We are generally able to use more restrictive policy terms with less price competition for these risks. By writing this business through our excess and surplus lines insurer, we are less restricted by the rate and form filing regulations to which standard insurers must adhere, thereby giving us more freedom over the pricing we can charge for a risk as well as for the policy terms and conditions we offer. We utilize the services of independent insurance brokers and agencies to attract new business and retain existing clients. Currently, our excess and surplus business line is concentrated among the five brokers below:

                                                           Percentage of Total E&S Written
                  Name of Broker                        Premiums (through December 31, 2004)

Sterling West Insurance Services, Inc.                                   29.3%
International E&S Insurance Brokers, Inc.                                26.3
Cooney, Rikard & Curtain of Illinois, Inc.                               13.3
Lemac & Associates Inc.                                                   9.4
Brown & Riding Insurance Services Inc.                                    7.7
                                                                         86.0%

We have been working with these brokers for approximately six years.

      Program Business.

Working with program managers, brokers, reinsurance intermediaries, our two U.S. insurance company subsidiaries and our non-subsidiary risk retention group affiliate, we target small and middle-market specialty niche and homogeneous groups of risks where the principal insurance requirements are general liability, professional liability or pollution liability. We seek to capitalize on program business opportunities, arising in large part from shrinking reinsurance availability and a decrease in the number of acceptable insurance companies willing to act as the policy-issuing insurer for a program. In 2004, the Company organized American Safety Assurance, a Bermuda segregated accounts company, which reinsurers certain general and professional liability risks written by our domestic affiliates on a fully-funded basis whereby the insured’s post 100% collateral and the Company receives fees.

We differentiate ourselves from our competitors through the writing of program business in three ways:

•	we assume risk on programs where we anticipate that underwriting profits can be realized (as contrasted with traditional "fronting" arrangements);

•	we have the originators of the business share in the risk; and

•	we utilize a due diligence and audit team consisting of experienced insurance professionals to periodically monitor the management and administration of insurance programs.

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

        During 2003, we made the decision to exit the environmental workers’ compensation line of business and the assumed liability program when its results were not meeting our expectations. We continue to manage the run-off from this business line.

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

        ASI Services identifies and evaluates potential new program business and also receives submissions for new programs from insurance brokers and other intermediaries throughout the United States. When a submission for a new program is received, ASI Services identifies the resources needed to evaluate and develop the program. In evaluating and developing a new program, ASI Services considers the following factors:

•	whether the submitting party will bear risk and the collateral security required;

•	the analysis of historic loss data;

•	the integrity and experience of the submitting party;

•	the availability of reinsurance; and

•	the potential profitability of the program to us.

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

        ASI Services provides a number of services to our two U.S. insurance subsidiaries and to American Safety RRG. These services include:

•	program management services for the overall management and administration of a program;

•	underwriting services for evaluating individual risks or classes of risk;

•	brokerage services for placing risks with affiliated or unaffiliated insurers;

•	reinsurance services for placing reinsurance for a program;

•	loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses;

•	claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and third party administrators;

•	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to independent agents and brokers; and

•	administrative services, including data processing, billing, collecting and reporting primary and reinsurance premiums, producing financial Reports on programs and paying claims.

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

Claims Management

Claims arising under the policies and treaties issued or reinsured by us are reviewed and managed by ASI Services’ internal claims department. When ASI Services receives notice of a loss, its claims personnel open a claim file and establish a reserve with respect to the loss. For programs business, ASI Services retains claims settlement authority, delegating only limited settlement authority to certain third party administrators. ASI Services emphasizes prompt and fair settlement of meritorious claims, maintenance of adequate loss reserves and careful control of claims adjustment and legal expense.

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

      Reinsurance Ceded.

We obtain reinsurance for our primary insurance operations from unaffiliated reinsurers to protect and mitigate our risk exposure. Our reinsurance program for general liability, pollution liability and professional liability, and excess and surplus lines risks operates on an excess of loss basis, with our current maximum exposure, on a per occurrence basis, limited to $500,000 for general liability, pollution liability and professional liability risks and $350,000 for excess and surplus lines risks with a 3% annual aggregate deductible. For workers’ compensation business previously written by us, our maximum exposure was $500,000 per occurrence. Some of the reinsurance treaties that we maintain have aggregate limits of liability, swing rates or retrospective commissions.

        We purchase reinsurance for our primary insurance business lines and our reinsurance business. Gross reinsurance premiums ceded in 2004 were $89.7 million, which constituted 40.5% of the gross premiums written, and in 2003 were $81.2 million, which constituted 38% of the gross premiums written. The amount of reinsurance obtained by us varies with the line of business insured or reinsured. We experienced increased reinsurance costs in 2003 and 2004, and expect such increased reinsurance costs to continue.

We evaluate the credit quality of our U.S. reinsurers to which we cede business and the retrocessionaires which our U.S. reinsurers, in turn, cede business. The following table sets forth certain information relating to our unaffiliated reinsurers and retrocessionaires as of December 31, 2004, with recoverables in excess of 5% of our total shareholders’ equity including the amount of collateral that we hold or control:

                                                                       Total
                                                                    Recoverables
                                                                         at         Collateral at   Net Exposure at
                                                     A.M. Best      December 31,    December 31,     December 31,
   Reinsurers                                         Rating          2004(1)            2004            2004
                                                                           (In thousands)
Berkley Insurance Company                                   A          $  21,013      $      118          $ 20,895
American Constantine                                      N/A             19,532          21,351                 -
Alea North America                                          A-            12,233             294            11,939
Folksamerica Reinsurance Company                            A             11,067             746            10,321
Partner Reinsurance Company                                 A+             8,541             902             7,639
Louisiana Pest Control Insurance Company                  N/A              8,392           8,524                 -
QBE Reinsurance Corporation                                 A              8,047             780             7,267
Daimler Chrysler Insurance Company                          A              6,708           1,868             4,840
Transatlantic Reinsurance Company                           A+             6,537             511             6,026
American Re-insurance Company                               A              6,332              83             6,249
Alea London Limited                                       N/A              5,518           5,878                 -
Other                                                                     57,059          19,115            37,944
Total                                                                  $ 170,979        $ 60,170          $113,120

(1)     Total recoverables includes recoverable amounts for paid losses, case reserves, incurred but not reported reserves and ceded unearned premiums.

Selected Operating Information

      Gross Premiums Written.

        As a result of our roles in connection with insurance program development, risk bearing on a primary and reinsurance basis, insurance and reinsurance brokerage, and production and administration, we are involved in a number of insurance and reinsurance premium and fee-generating activities. We place insurance and reinsurance with our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate. For the year ended December 31, 2004, we were involved with the placement of approximately $221.6 million of gross premiums written through our various programs and subsidiaries.

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

      Net Premiums Written.

        The following table sets forth our net premiums written by specialty industry for the years ended December 31, 2003 and December 31, 2004:

                                              Year Ended December 31,
                                             2003                       2004
                                                   (Dollars in thousands)
Excess & surplus lines              $ 73,572           56.0%    $ 77,894        59.0%
Environmental                         27,233           20.7       35,024        26.5
Program business                      15,152           11.5       17,530        13.2
Other                                 15,521           11.8        1,473         1.3
Total                               $131,478          100.0%    $131,921       100.0%

      Combined Ratio.

        The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. The combined ratio of American Safety Insurance was 102.7% in 2004, 96.8% in 2003 and 101.3% in 2002.

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

        As of December 31, 2004, approximately 18% of our net reserves relate to liability associated with environmental insurance products, 11% of such reserves are attributable to the program business, 58% of such reserves relate to excess and surplus lines, and the balance of 13% of such reserves is allocated among surety, workers’ compensation and our other run-off lines of insurance business.

In establishing reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The first method uses industry expected losses adjusted for our experience while the last method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses. In response to the adverse loss development experienced in the first two quarters of 2004 in the Company’s excess and surplus segment and management’s concern that existing reserves for this segment might be inadequate, the Company commenced an actuarial reserve evaluation. Following completion of this evaluation, the Company changed actuarial reserving methodologies to reflect risk categories and recorded additional reserves.

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

        The following table provides a reconciliation of beginning and ending loss and loss adjustment expense reserve liability balances on a GAAP basis for the years indicated:

                                                  Year Ended December 31,
                                            2002         2003            2004
                                                      (In thousands)
Gross reserves, beginning of year          $137,391    $ 179,164        $230,104
Ceded reserves, beginning of year            89,657      109,543         115,061
Net reserves, beginning of year              47,734       69,621         115,043

Incurred related to:
Current accident year                        40,297       60,598          79,101
Prior accident years                          1,734        5,236          14,402
Total incurred                               42,031       65,834          93,503

Claim payments related to:
Current accident year                         4,739        2,490           2,567
Prior accident years                         15,405       17,922          21,939
Total claim payments                         20,144       20,412          24,506

Net reserves, end of year                    69,621      115,043         184,040
Ceded reserves, end of year                 109,543      115,061         137,583
Gross reserves, end of year               $ 179,164    $ 230,104       $ 321,623

         The negative development for prior years for 2002, 2003 and 2004 occurred in the following business segments:

                                               Year Ended December 31,
                                     2002           2003          2004
                                               (In thousands)
Environmental                           $ 66      $   (457)        $    94
Excess and Surplus                         -         1,602           7,700
Programs                                 279           191           1,496
Other Lines                            1,389         3,900           5,112
Total                                $ 1,734       $ 5,236        $ 14,402

        Excess and surplus lines’ negative development in 2004 was attributable to developing losses on (i) certain New York contractor risks written in 2001 and (ii) a change in actuarial reserving methodologies to reflect risk categories. Exposure to New York contractor risks was significantly reduced during 2002 and 2003. The other lines’ development was primarily due to $2.9 million of increases in workers’ compensation reserves and $1.6 million of increases on the Company’s assumed liability program. The workers’ compensation business and the assumed liability program are currently in run-off.

        Excess and surplus lines’ 2003 negative development was attributable to developing losses on (i) contractor’s liability business written in New York City during 1999 and 2000 and (ii) products liability on certain types of risk. The other lines’ development in 2003 was primarily due to $3.6 million of increases in workers’ compensation reserves reflecting claim development trends that exceeded actuarial modeling expectations. In response to this, we have changed the assumptions in our workers’ compensation valuation model to better reflect historical loss development patterns.

        In other lines’ development for 2002, premium increased on our assumed workers’ compensation business (which has been terminated) for prior years which resulted in a negative development.

        The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1994 through 2004 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to us. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy(deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                            Year Ended December 31,(1)
                            1994    1995    1996     1997    1998    1999    2000    2001      2002      2003     2004
                                                                  (In thousands)

Gross reserves             $ 6,048 $ 8,294 $ 8,914  $11,572 $14,701 $20,413 $50,509 $137,391 $179,164   $230,104  $321,623
Re-estimated at 12/31/04     2,834   5,813   9,430   11,470  13,217  27,153  75,650  189,906  221,493    257,416
Cumulative redundancy
(deficiency) on gross
reserves                     3,214   2,481    (516)     102   1,484  (6,740)(25,141) (52,515) (42,329)   (27,312)
Ceded reserves                  --       6      45      779   1,841   6,065  27,189   89,697  109,543    115,061   137,583
Re-estimated at 12/31/04        --      --   1,568    1,167   1,520  10,945  46,942  122,834  127,550    127,971
Cumulative redundancy
(deficiency) on ceded
reserves                        --       6  (1,523)    (388)    321  (4,880)(19,753) (33,177) (18,007)   (12,910)
Net reserves for unpaid
losses and loss
adjustment expenses          6,048   8,288   8,869   10,793  12,860  14,348  23,320   47,734   69,621    115,043   184,040
Net Reserves re-estimated
at December 31:
1 year later                 5,854   7,482   9,850   11,460  12,298  15,498  24,837   49,469   74,857    129,445
2 years later                5,381   7,518   9,926   12,244  12,967  15,541  26,853   53,912   93,943         --
3 years later                4,823   7,398   9,606   12,550  12,677  16,452  29,242   67,072       --         --
4 years later                4,373   7,027   9,767   11,556  13,054  16,510  28,708       --       --         --
5 years later                3,941   7,251   8,677   11,558  11,995  16,208      --       --       --         --
6 years later                4,062   6,261   8,646   10,505  11,697      --      --       --       --         --
7 years later                3,324   6,329   7,952   10,303      --      --      --       --       --         --
8 years later                3,005   5,767   7,862       --      --      --      --       --       --         --
9 years later                2,661   5,813      --       --      --      --      --       --       --         --
10 years later               2,834      --      --       --      --      --      --       --       --         --
Cumulative redundancy
(deficiency) on net
reserves                     3,214   2,475   1,007      490   1,163  (1,860) (5,388) (19,337) (24,322)   (14,402)
Cumulative amount of net
liability paid through
December 31:
1 year later                   501     931   1,827    2,880   3,612   5,243  10,514   15,406   17,873     21,939
2 years later                  997   2,056   3,506    6,057   6,565   9,616  15,865   28,577   35,642         --
3 years later                1,552   2,906   4,918    7,443   9,058  11,060  22,750   38,290       --         --
4 years later                1,899   3,656   6,034    8,991   9,086  13,558  24,131       --       --         --
5 years later                2,162   4,619   6,638    8,479   9,895  13,646      --       --       --         --
6 years later                2,428   4,906   6,362    9,320   9,816      --      --       --       --         --
7 years later                2,617   4,793   7,017    9,073      --      --      --       --       --         --
8 years later                2,259   5,266   7,016       --      --      --      --       --       --         --
9 years later                2,559   5,266      --       --      --      --      --       --       --         --
10 years later               2,559      --      --       --      --      --      --       --       --         --

Net reserves December 31     6,048   8,288   8,869   10,793  12,860  14,348  23,320   47,734   69,621    115,043   184,040
Ceded Reserves                  --       6      45      779   1,841   6,065  27,189   89,657  109,543    115,061   137,583
Gross Reserves             $ 6,048 $ 8,294 $ 8,914  $11,572 $14,701 $20,413 $50,509 $137,391 $179,164   $230,104  $321,623

(1)     Only years ended December 31, 2001, 2002, 2003 and 2004 include the consolidated values of American Safety RRG.

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

        At December 31, 2004 our total assets of $584.2 million consisted of the following: cash, investments 60.6%; premiums receivable and agent’s balances 3.6%; reinsurance recoverables 29.3%; and other assets 6.5%. At December 31, 2003, our total assets of $514.3 million consisted of the following: cash, investments and notes receivable 57%; premiums receivable and agent’s balances 5%; reinsurance recoverables 30%; and other assets 8%.

        Our cash and investments at December 31, 2004 totaled approximately $351.7 million, and were classified as follows:

                                                                                         Percent of
           Type of Investment                                        Amortized Cost       Portfolio
                                                                              (In thousands)
Cash and short-term investments                                        $   50,742            14.4%
U.S. government securities                                                 65,887            18.7
States of the U.S. and political subdivisions of the states                31,067             8.8
Mortgage-backed securities                                                 97,244            27.7
Corporate bonds                                                            90,742            25.8
Equities                                                                   14,002             4.0
Real estate                                                                 2,005             0.6

Total                                                                   $ 351,689           100.0%

         The fair values of our bond portfolio, classified by rating, as of December 31, 2004 were as follows (in thousands):

          S&P's/Moody's Rating(1)                                          Fair          Percent of
                                                                          Value           Total
AAA/Aaa (including U.S. Treasuries of $40,056)                         $ 190,476           66.6%
AA/Aa                                                                     15,083            5.3
A/A                                                                       69,487           24.3
BBB/Baa                                                                   11,011            3.8
Total                                                                $   286,057          100.0%
(1)	Ratings are assigned by Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. or, if no such rating is available, by Moody’s Investors Service Inc.

        The National Association of Insurance Commissioners has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2004, all of our portfolio was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

        The weighted average maturity of our bond portfolio at December 31, 2004, was 4.09 years. The maturity distribution of our bond portfolio, as of December 31, 2004, based on stated maturity dates with no prepayment assumptions, was as follows:

   Maturity                                        Amortized          Fair
                                                      Cost            Value
                                                        (In thousands)
Due in one year or less                            $  21,006          $ 21,005
Due from one to five years                            85,053            85,038
Due from five to ten years                            65,634            66,646
Due after ten years                                   16,003            16,566
Mortgage-backed securities                            97,244            96,802
Total                                              $ 284,940         $ 286,057

        Our mortgage-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans.

Our Non-Subsidiary Affiliate

        Following the enactment of the Risk Retention Act, we assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. American Safety RRG is not owned by us but is managed by ASI Services, our principal U.S. program development, underwriting and administrative services subsidiary. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and Health Care Administration (the “Vermont Department”) under the Vermont Captive Act as a stock captive insurance company. Presently, five of the directors of American Safety RRG, David V. Brueggen, William O. Mauldin, Jr., Thomas W. Mueller, Cody W. Birdwell and Stephen R. Crim, are also directors of American Safety Insurance. The directors of American Safety RRG are elected annually by the insureds/shareholders of American Safety RRG.

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

        In December 2003, the FASB revised Interpretation No. 46 revised December 2003, Consolidation of Variable Interest Entities which requires the financial statements of American Safety RRG be consolidated in our financial statements. See Note 1(n) of our financial statements for more information relating to this matter. As a result, the financial information presented herein, unless specifically noted, includes balances of American Safety RRG.

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

      Bermuda Regulation.

        Our Bermuda reinsurance subsidiaries, American Safety Reinsurance and American Safety Assurance, are subject to regulation under The Insurance Act 1978, as amended, and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).

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

        Neither American Safety Insurance, American Safety Reinsurance nor American Safety Assurance is registered or licensed as an insurance company in any state or jurisdiction in the United States.

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

        We acquired American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 40 states and the District of Columbia. American Safety Indemnity is subject to examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance. Under Oklahoma law no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

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

Harbour Village Development

        In March 2000, our subsidiary Ponce Lighthouse Properties Inc., and our general contracting subsidiary Rivermar Contracting Company began development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club. The Harbour Village property (comprising 173 acres) was acquired by us through foreclosure in April 1999. Development of Harbour Village is substantially complete. We do not plan to engage in any additional real estate development activities. See Exhibit 99 for further information regarding Harbour Village.

Employees

        At December 31, 2004, we employed 113 persons, none of whom was represented by a labor union. ASI Services employs all but one of our employees and manages our U.S. business operations. The Company believes its relations with its employees are good.

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

      Dependence and Availability of Reinsurance.

        The availability, amount and cost of reinsurance are subject to prevailing market conditions that are beyond our control and that affect our business, financial condition and operating results. Our business depends significantly upon our ability to limit risk exposure by ceding (i.e., transferring to others) significant amounts of the potential liability arising from risks insured or reinsured by us. As a result of these factors, it is unclear if such reinsurance will continue to be available or available at an affordable cost. If we were unable to maintain or replace reinsurance treaties upon their expiration, either exposures would increase or, if unwilling to bear such increase in exposures, we would be required to reduce the level of our underwriting commitments. Furthermore, we are subject to credit risk with respect to our reinsurers, as the ceding of risk to reinsurers does not relieve us of our primary liability to our insureds. Although we place our reinsurance with reinsurers we believe to be financially stable, a significant reinsurer’s inability or unwillingness to make payment under the terms of a reinsurance treaty could have a material adverse effect on our business, financial condition and/or operating results.

      Possible Inadequacy of Loss Reserves.

        The establishment of appropriate loss reserves is an inherently uncertain process, particularly in the environmental remediation industry, contracting industry, other specialty and excess and surplus lines risks where claims that have occurred may not be reported to an insurer until future periods of time. Due to the uncertainties inherent in our business lines, the possibility exists that ultimate losses could exceed the current loss reserves. Insurers are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred. Reserves are estimates at a given time involving actuarial and statistical projections of what is expected to be the cost of the ultimate settlement and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. We engage an internationally recognized actuarial consulting firm to provide reserve studies and rate studies. To the extent that loss reserves prove to be inadequate in the future, we would have to increase our reserves and incur charges to earnings in the periods such reserves are increased, which would cause fluctuations in operating results and could have a material adverse effect on our business, financial condition and/or operating results.

        Reliance on Independent Insurance Agencies and Brokers.

        The failure or inability of independent insurance agencies and brokers to market our insurance programs successfully could have a material adverse effect on our business, financial condition and/or operating results. We market our insurance programs primarily through approximately 230 independent insurance agencies and brokerage firms. Agencies and brokers are not obligated to promote the Company’s insurance programs and may sell competitors’ insurance programs. As a result, our business depends in part on the marketing efforts of these agencies and brokers and on our ability to offer insurance programs and services that meet the requirements of the clients and customers of these agencies and brokers.

      Risks Associated with Growth Strategy.

        Our growth strategy includes potential strategic acquisitions, as well as continued internal growth, particularly of our specialty business lines, and development of new insurance lines. If we are unable to implement the growth strategy effectively, our business, financial condition and/or operating results could be materially adversely affected. Although the Company is not engaged in negotiations with respect to any acquisition, any future acquisition would be accompanied by risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty in assimilating the operations and personnel of an acquired company; potential disruption to ongoing business; inability to successfully integrate acquired systems and insurance programs into existing operations; maintenance of uniform standards, controls and procedures; and possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management. Due to these risks and other unforeseen factors, we may not be able to successfully implement our strategy for continued internal growth and may not be successful in overcoming the risks or any other problems customarily encountered in connection with an acquisition or development of new insurance lines.

      Importance of Industry Ratings.

        Increased public and regulatory scrutiny of the financial stability of insurance companies have resulted in greater emphasis by policyholders upon insurance company ratings, with a resultant potential competitive advantage for insurance companies with higher ratings. In September 2004, A.M. Best, an independent nationally recognized insurance industry rating service and publisher, reaffirmed a rating of “A (Excellent)", with a “stable” outlook, for the American Safety group of companies, including our Bermuda reinsurance companies, our U.S. insurance subsidiaries and our non-subsidiary risk retention group affiliate. Because A.M. Best continually monitors insurance companies with regard to their ratings, that group rating could change at any time, and any downgrade of such rating could adversely affect the business, financial condition and/or results of operations. A.M. Best’s ratings represent an independent opinion of an insurer’s ability to meet its obligations to policyholders which opinion is of concern primarily to policyholders, insurance agents and brokers and should not be considered an investment recommendation.

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

        The Potential Risk of United States Taxation of Bermuda Operations.

        Bermuda’s tax laws are more favorable to American Safety Insurance, a Bermuda company, and our Bermuda reinsurance subsidiaries, American Safety Re and American Safety Assurance, than the United States’ tax laws because these Bermuda companies are not obligated to pay any taxes in Bermuda based upon income or capital gains. If our Bermuda-based operations were determined to be subject to United States taxation, our results of operations could be materially adversely affected. The United States Internal Revenue Code of 1986, as amended, does not contain a definitive identification of activities that constitute being engaged in a United States trade or business, and the possibility exists that the Internal Revenue Service will take the position that our Bermuda-based operations are engaged in a United States trade or business and therefore are subject to United States income taxation. Exclusive of our U.S. subsidiaries, American Safety Insurance does not consider itself to be engaged in a trade or business in the United States and accordingly do not expect to be subject to United States income taxation. Our U.S. subsidiaries are subject to United States taxation.

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

        Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings, however the Court denied our motion in December 2003. In 2004 the Company accrued $1.4 million of additional expense as a result of an adverse ruling in March 2005. It is anticipated that the remaining issues (i.e. disposition of escrowed shares and defendants’ claim for attorneys’ fees) in the case will be determined by the Court, without a trial, in 2005. Thereafter, we will have the right to appeal all adverse prior rulings in the case.

        Assumed Reinsurance Litigation. The Company is a defendant in four lawsuits arising from certain reinsurance agreements, for the years 2002 and 2003, with an automobile warranty insurer which is now in liquidation. The insurer provided coverage to dealerships and other providers who sold extended automobile warranty contracts to consumer purchasers. In these lawsuits, the consumer purchasers and automobile dealers have alleged various theories of liability against the Company. The Company believes it has several valid defenses and intends to vigorously contest these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                       Management of the Company

         The following table provides information  regarding the management of the Company.  Biographical  information for each of such persons is set forth immediately following the table.

                   Name                         Age                            Position

      Stephen R. Crim .............              41            President, Chief Executive Officer and Director

      Joseph D. Scollo, Jr.........              41            Executive Vice President

      Steven B. Mathis ............              37            Chief Financial Officer

      Fred J. Pinckney ............              57            General Counsel and Secretary

      J. Jeffrey Hood .............              41            Senior Vice President-Technical Services

        Stephen R. Crim became President and Chief Executive Officer of the Company on January 1, 2003 and he became President of the Company’s insurance and reinsurance operations effective January 1, 2002. Previously, Mr. Crim had been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 19 years experience in the insurance industry. Mr. Crim received a bachelors degree in mathematics from Indiana University in 1986.

        Joseph D. Scollo, Jr. became Executive Vice President of the Company on January 1, 2003 and was Senior Vice President — Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 16 years experience in the insurance industry. Mr. Scollo received a Bachelor of Science degree in business from Western New England College in 1985 and is a certified public accountant.

        Steven B. Mathis became Chief Financial Officer of the Company in August 1998. Previously, he was the Company’s controller since 1992 and he is currently responsible for all accounting and treasury functions of the Company. Mr. Mathis has 16 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group. Mr. Mathis received a bachelor of business administration degree in accounting from the University of Georgia in 1989.

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

    J.        Jeffrey Hood is Senior Vice President-Technical Services of ASI Services and is responsible for loss control, claims, regulatory and information technology matters. Prior to joining the Company in 1990, Mr. Hood served as a consultant for a national technical engineering firm for four years. Mr. Hood has 18 years of experience relating to risk management in the environmental remediation industry. Mr. Hood received a Bachelor of Science degree in petroleum engineering from Mississippi State University in 1985.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of December 31, 2004, there were approximately 2,200 holders of the Company’s common shares.

         The following table sets forth the high and low prices per share of the Company's common shares for the periods indicated.

Fiscal Year Ended December 31, 2003                  High                     Low
First Quarter                                       $ 7.33                  $ 6.69
Second Quarter                                        9.15                    6.18
Third Quarter                                        13.60                    9.03
Fourth Quarter                                       14.00                   11.85

Fiscal Year Ended December 31, 2004                  High                     Low
First Quarter                                       $16.00                  $13.00
Second Quarter                                       18.30                   13.50
Third Quarter                                        15.21                    9.94
Fourth Quarter                                       16.45                   12.83

        The Company did not pay any cash dividends during fiscal year 2003 and 2004. Future cash dividends will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

        The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

                                                 Equity Compensation Plan Information

                                                                                              (c)

                                        (a)                        (b)               Number of securities
                                                                                    remaining available for
                              Number of securities to       Weighted-average         issuance under equity
                              be issued upon exercise       exercise price of         compensation plans
                              of outstanding options,     outstanding options,       (excluding securities
       Plan category            warrants and rights        warrants and rights     reflected in column (a))
Equity  compensation  plans
approved by ecurity
holders(1)                             984,114                     $8.33                      428,112
Equity  compensation  plans
approved     by    security
holders(2)                              12,250                        N/A                      63,172
Equity  compensation  plans
not  approved  by  security
holders(3)                              64,667                     $7.08                            0
Total                                1,061,031                                                491,284

(1)      Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
(2)      Includes securities available for future issuance under the 1998 Directors Stock Award Plan.
(3)      Includes securities available for future issuance prior to the adoption of the 1998 Incentive Stock Option Plan, the Company
         issued an option to purchase shares to an officer at an exercise price of $7.08 which represented the fair market value of the common shares on the date of grant.

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

                                                  YEAR ENDED DECEMBER 31,
                                      (In thousands except per share data and ratios)

                                 2000        2001        2002         2003          2004
Statement of operations data:
Gross premiums written         $97,632    $163,018     $159,290      $ 212,667    $ 221,576
Gross premiums earned           63,123     151,139      145,308        184,403      227,716
Net premiums earned             33,516      73,311       73,582        109,334      136,391
Net investment income            3,008       4,064        4,388          5,801        9,773
Net realized gains (losses)       (518)        752          685          3,139          208
Real estate sales                    -      27,561       51,780         57,555       67,967
Total revenue                   41,768     108,418      130,663        175,991      214,656
 Losses and loss adjustment
 expenses incurred              20,090      45,585       42,031         65,834       93,503
Acquisition expenses             8,271      15,859       15,167         21,818       26,529
Real estate expenses               542      25,126       48,527         53,999       55,480
Earnings (loss) before
income taxes                    (2,520)      5,304        3,403         10,090       18,453
Net earnings (loss)             (1,363)      4,154        2,484          7,414       14,757
Net earnings (loss) per
share:
Basic                           $ (0.25)     $ 0.87       $ 0.52        $ 1.45        $2.15
Diluted                         $ (0.25)     $ 0.87       $ 0.51        $ 1.42        $2.01
Common shares and common
share equivalents used in
computing net basic earnings
(loss) per share                 5,496       4,797        4,736          5,106        6,864
Common shares and common
share equivalents used in
computing net diluted
earnings (loss) per share        5,497       4,933        4,871          5,234        7,343

Balance sheet data (at end
of period):
Total investments, excluding
real estate                   $ 67,643    $ 90,078    $ 111,926       $222,418     $327,037
Total assets                   230,308     322,520      389,342        514,260      584,160
Unpaid losses and loss
adjustment expenses             62,592     137,391      179,164        230,104      321,624
Unearned premiums               48,909      59,768       71,675         99,939       93,798
Loan payable                    11,435      16,403       22,182         30,441       13,019
Total liabilities              172,505     262,540      326,890        418,916      475,380
Total shareholders' equity      57,803      59,980       62,452         95,344      108,780

GAAP ratios:
Loss and loss adjustment
expense ratio                     59.9%       62.1%        57.1%          60.2%       68.6%
Expense ratio                     57.8%       40.8%        44.2%          36.6%       34.1%
Combined ratio                   117.7%      102.9%       101.3%          96.8%      102.7%
Net premiums written to
equity                             0.8X        1.4X         1.4X           1.4X        1.2X

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

        Net earnings for the twelve months ended December 31, 2003 increased to $7.4 million, or $1.42 per diluted share, from $2.5 million, or $.51 per diluted share for the same period of 2002.

        Net earnings for the twelve months ended December 31, 2004 are $14.8 million or $2.01 per diluted share, as compared to $7.4 million or $1.42 per diluted share for the same period in 2003.

         The Company's net earnings are detailed as follows (in thousands):

                                              Year Ended                  Year Ended                    Year Ended
                                           December 31, 2002          December 31, 2003             December 31, 2004

Insurance Operations                             $ 3,618                   $ 7,076                        $4,263
Real Estate Operations                             1,900                     2,218                         7,816
Other, including realized gains and
  (losses)                                        (3,034)                   (1,880)                        2,678
Net Earnings                                     $ 2,484                    $7,414                       $14,757

December 31, 2002 compared to December 31, 2003

        The increase in net earnings from insurance operations in 2003 was due to strong underwriting profits in the Company’s core environmental, excess and surplus and program business lines. The increase in net earnings from real estate operations was due to increased closings of condominium units and boat slips at Harbour Village. Included in other income is a $3.9 million impairment of a note receivable. Total revenues for the year ended December 31, 2003 increased 35% to $176 million as compared to the same period of 2002 as a result of increased net premiums earned, investment income and realized gains from the sale of investments. Net premiums earned for the year ended December 31, 2003 increased 49% to $109 million from the same period of 2002 due to increases in net premiums earned in the Company’s core lines of business. Net cash flow from operations increased to $80 million for the year ended December 31, 2003 from $38 million in the same period of 2002.

December 31, 2003 compared to December 31, 2004

        Net earnings from insurance operations for the twelve months ended December 31, 2004 include reserve strengthening of $14.4 million for prior accident years. The increase in net earnings from real estate operations was due to closings of units at Harbour Village with higher profit margins. Earnings from other items include a $2.6 million payment received by the Company in settlement of an impaired note receivable that was written off in the fourth quarter of 2003. Total revenues for the year ended December 31, 2004 increased 22% to $215 million compared to 2003 as a result of increased net premiums earned, real estate and investment income. Net premiums earned for the year ended December 31, 2004 increased 25% to $136 million from 2003 due to increases in the Company’s core business lines. Investment income increased 69% to $9.8 million compared to 2003 as a result of increased invested assets. Net cash flow from operations increased to $90 million for the year ended December 31, 2004 from $80 million in 2003.

        The Company’s book value per share increased 16% to $16.04 at December 31, 2004 from $13.80 at December 31, 2003, due primarily to the Company’s net earnings during the year.

         The following table sets forth Company consolidated premium and total revenue information:

                                                          Year Ended December 31,

                                                                                  2002            2003
                                                                                   to              to
                                     2002           2003          2004            2003            2004
                                          (Dollars in thousands)
Net premiums written:
   Environmental                     $15,187      $ 27,233        $ 35,024        79.3%           28.6%
  Excess and Surplus                  46,194        73,572          77,894        59.3             5.9
  Programs                            10,217        15,152          17,530        48.3            15.7
  Other                               15,325        15,521           1,473         1.3           (90.5)
Total net premiums written            86,923       131,478         131,921        51.3%            0.3%

Net premiums earned:
   Environmental                     $12,796      $ 22,446        $ 32,152        75.4%           43.2%
  Excess and Surplus                  37,162        57,379          79,781        55.4            39.0
  Programs                             6,724        14,068          16,605       109.2            18.0
  Other                               16,900        15,441           7,853        (8.6)          (49.1)
Total net premiums earned             73,582       109,334         136,391        48.6            24.7

Net investment income                  4,388         5,801           9,773        32.2            68.5
Net realized gains                       685         3,140             208       358.4           (93.4)
Real estate income                    51,781        57,555          67,967        11.2            18.1
Other income                             227           161             318       (29.1)           97.5
Total Revenues                      $130,663      $175,991        $214,657        34.7%           22.0%

         The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                               Year Ended December 31,
                                                            2002           2003         2004
Insurance operations
      Loss &loss adjustment expense ratio                   57.1%          60.2%         68.6%
      Expense ratio                                         44.2           36.6          34.1
                  Combined ratio                           101.3%          96.8%        102.7%

Net Premiums Earned

     Environmental.        The environmental business had another year of strong premium growth. This growth was attributable to the Company’s strategy of growing this segment. The Company opened an office in Denver, Colorado in the second quarter of 2004 and the Cherry Hill, New Jersey office began its third full year of operations and expanded its underwriting staff as compared to prior years. The Atlanta, Georgia office also increased its underwriting staff and expanded its distribution of the ProStar online quoting system to qualified brokers (Prostar was introduced by the Company in 2001 as part of its strategy to grow this line of business). While the market has experienced the entrance of new competitors and a general leveling of pricing, the Company believes its growth strategy will continue to be effective

      Excess and Surplus.       While there have been signs of market conditions softening with less business being shifted out of the standard market to the excess and surplus market, as well as a general leveling of pricing in the market, the Company continued to capitalize on current market conditions. The Company’s growth strategy allows for increased capacity in this unit, the Company intends to diversify its risk portfolio both geographically and by class of business. The Company also intends to maintain its underwriting and pricing discipline in this changing market. In addition, the Company introduced a new excess coverage product in the second quarter of 2004 to meet the market need for higher limits of liability above the Company’s current policies.

    Programs.        Historically, the Company has not retained significant portions of risk (<10%) in this line; however, as it sees opportunities to generate underwriting profits on existing programs, it is prepared to take advantage of those opportunities. Hence, effective in 2002, the Company took significant risk (70%) on a pest control operators program and in 2002 and 2003 expanded its risk position in other programs (10-25%). Based on the opportunities available in the marketplace, the Company will continue to look for specialty niche program opportunities where it can take more significant risk positions. The Company had 15 active programs at the end of 2004 producing business as compared to 14 at the end of 2003.

    Other.        The decrease in other premium earnings is attributable to our exiting specific lines of business that no longer fit in our business model. During 2003, the Company made the decision to only offer renewal policies for workers’ compensation business; that line will be in full run-off starting in the second quarter of 2005. In 2002, the Company exited the employee leasing and staffing workers’ compensation line, exited habitational/manufacturing commercial lines, and substantially reduced surety writings due to adverse loss experience and the lack of affordable reinsurance. In 2004, surety net earned premiums and net written premiums increased by approximately $468,000 and $440,000, respectively, compared to 2003. This increase is attributable to the Company’s recent efforts to modestly expand its surety business as a supporting product line to the environmental segment. During the second quarter of 2004 the Company entered into a $2 million per bond 50% quota share reinsurance agreement to facilitate more underwriting opportunities. In addition, the Company’s assumed liability program, currently in run-off, which had net written premiums of $7.5 million and $8.7 million in 2002 and 2003 respectively, and minimal written premiums in 2004.

Net Investment Income

        The 69% increase in net investment income from 2003 to 2004 is attributable to an increase in the Company’s invested assets. Average invested assets increased from $167 million to $275 million for 2004, and the pre-tax investment yield increased from 3.5% to 3.6%, 2003 to 2004. This increase is consistent with overall market interest rate increases in the latter part of 2004. The 32% increase in net investment income from 2002 to 2003 is similarly attributable to increases in the Company’s invested assets offset by a decrease in the investment yield. Average invested assets increased from $101 million for 2002 to $167 million for 2003, and the pre-tax investment yield decreased from 4.3% to 3.5% from 2002 to 2003. This decrease is consistent with overall market interest rate declines in 2002 and 2003.

Net Realized Gains

        Net realized gains decreased in 2004 as compared to 2003. As a result of the historically low interest rate environment of early 2003, the Company chose to realize certain interest sensitive gains on its bond portfolio. This sale of bonds contributed $3 million to the total net realized gains in 2003.

Real Estate Income

        Real estate income was $68 million in 2004, $58 million in 2003, and $52 million in 2002. This revenue is generated from closings of condominium units and boat slips at our real estate project known as Harbour Village. We do not recognize revenue until a closing occurs and title passes to the buyer. The following chart shows the number of condominium units and boat slips that were closed each year:

                                            2002              2003              2004
         Condominium Units                  160               197               203
         Boat Slips                          62                17                 4
         Total                              222               214               207

        The Company had an increase in real estate income in 2004 as compared to other years resulting from increased closings of units and higher priced unit closings. The average sales price of condominiums closed in 2004 was $297,000 as compared to $275,000 in 2003 and $274,000 in 2002. Real estate income and sales will be minimal in 2005 as most units are sold and closed and the Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village are being redeployed into the Company’s insurance operations as the project is completed.

Loss and Loss Adjustment Expense Ratio

        Our 2004 ratio increased 8.4 points from 60.2% to 68.6% due to a combination of factors. The excess and surplus segment experienced adverse loss development of $7.7 million. Of this amount $4.7 million was attributable to certain New York contractor risks written in 2001. Exposure to New York contractor risks was significantly reduced during 2002 and 2003. In response to this development and management’s concern that existing reserves for this segment might be inadequate, the Company commenced an actuarial reserve evaluation of this segment. Following completion of this evaluation, the Company changed actuarial reserving methodologies and recorded $3.0 million of additional reserves during the third quarter of 2004. During 2004, the Company experienced adverse loss development of $5.1 million on its other segment. Of this amount $1.6 million related to the Company’s assumed liability program, $2.9 million related to increases in workers’ compensation reserves and $550,000 related to increases in commercial lines reserves. All of these three lines of business are currently in run-off.

        Our 2003 ratio increased 3.1 percentage points from 57.1% to 60.2% due to a combination of factors. Negative reserve development contributed an additional 5 percentage points to the 2003 loss ratio. That development was primarily associated with adverse loss experience on our workers’ compensation lines currently in run-off. See discussion under the Loss and Loss Adjustment Expense Reserve heading in Item 1 of this Report for further information. An offsetting factor to such reserve development was the continuing implementation of our growth strategies in our core business lines.

Acquisition Expenses

        Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses were $27 million in 2004, $22 million in 2003, and $15 million in 2002. Acquisition expenses as a function of net earned premiums were 19% in 2004 and were 20% in both 2003 and 2002.

Real Estate Expenses

        Real estate expenses were $55 million in 2004, $54 million in 2003, and $49 million in 2002. The majority of real estate expenses, including construction costs, capitalized interest and commissions (variable costs) are recognized at the same time as revenue is recognized. General and administrative expenses (fixed costs) are expensed as incurred. The following chart shows the components of costs (in millions):

                                    2002              2003             2004
         Variable                   $44               $50              $47
         Fixed                        5                 4                8
         Total                      $49               $54              $55

These variable costs, when applied to real estate revenue, produced gross margins of 30% in 2004, 14% in 2003, and 15% in 2002. The increase in gross margin was due to higher average sales price on the Links units in 2004 as compared to units closed in 2003 and 2002.

Other Expenses

        Other expenses decreased to $9.6 million in 2004 from $14.6 million in 2003. Other expenses in 2004 include a $2.6 million recovery related to impaired notes receivable and other expenses in 2003 included a $3.9 million impairment charge. Absent these charges other expenses increased to $12.2 million from $10.7 million in 2003, due to additional interest costs, depreciation, audit and travel.

Rescission Expenses

        Rescission expenses decreased to a benefit of $230,000 in 2004 from an expense of $255,000 in 2003. The benefit in 2004 includes a $1.8 million payment received in settlement of professional liability claims in the rescission matter. Also included in 2004 are $1.4 million of additional expenses as a result of adverse court rulings in March 2005.

Operations by Geographic Segment

        Net Income.        Net Income from Bermuda operations increased to $9.2 million in 2004 compared to $1.6 million in 2003 and $1.0 million in 2002. The 2004 increase is attributable to the Company collecting $2.6 million as final settlement of a note receivable for which an allowance was established in 2003 and the reminder of the increase is due to growth in insurance operations. Net income from US operations decreased to $5.5 million in 2004 compared to $5.8 million in 2003 and $1.5 million in 2002. The overall decrease in US operations is primarily resulting from a decrease in insurance operations resulting from adverse loss development off set by an increase in real estate operating results.

    Assets.        Assets from Bermuda operations have increased to $134.8 million at the end of 2004 compared to $104.1 million at the end of 2003 and $49.7 million at the end of 2002. This increase is a result of a public stock offering in 2003 and an increase in premium writings assumed from growing United States operations. Assets from US operations at the end of 2004 were $449.3 million, compared to $410.2 million at the end of 2003 and $339.6 million at the end of 2002. This change was a result of increased premium writings as the Company has capitalized on favorable market conditions off set by a decrease in real estate assets at the end of 2004. Real estate assets decreased at the end of 2004 as the Harbour Village project nears completion.

    Equity.        Equity of the Bermuda operations increased to $52.6 million at the end of 2004 compared to $44.9 million at the end of 2003 and $16.6 million at the end of 2002. This increase is largely due to a public stock offering in 2003 which raised approximately $27 million in new equity, higher net income and increased net unrealized gains in the Company’s investment portfolio offset by a stock repurchase during the third quarter of 2004. Equity of the US operations was $56.1 million at the end of 2004, compared to $50.4 million at the end of 2003 and $45.9 million at the end of 2002. This increase was a result of higher net income and increased net unrealized gains in the Company’s investment portfolio.

Liquidity and Capital Resources

        The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Since 2000 the Company has operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. During 2004, the Company began to experience a leveling of premium rates due to entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings, investment income and income from real estate development sales. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to allow for variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of our insurance business.

        Net cash provided from operations was $89.8 million for the year ended December 31, 2004, $80.2 million for the year ended December 31, 2003 and $38.4 million for the year ended December 31, 2002. During 2004, the Company received $2.6 million in final settlement of previously fully reserved notes receivable and also received $1.8 million in settlement of professional liability claims against parties who are involved in the Principal Management rescission litigation.

        The Company’s ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of its subsidiaries to generate earnings from which to pay dividends. The jurisdictions in which the Company and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given the Company’s growth and the capital requirements associated with that growth, the Company does not anticipate paying dividends on the common shares in the near future.

        We anticipate the completion of Harbour Village during 2005. At December 31, 2004, the Company had no outstanding borrowings on a development and construction loan facility. The estimated completion cost for the remainder of Harbour Village is approximately $1.6 million and represents amounts needed to construct a beach club. Management believes that cash on hand will meet the remaining liquidity needs of Harbour Village. See Exhibit 99 for further information regarding Harbour Village.

Contractual Obligations

         Our contractual obligations at the end of 2004 were (in thousands):

                                                        Less than 1      1-3          3-5        More than
                                          Total           year          Years        Years         5 Years
Long term debt                          $ 13,020       $   126       $     -      $     -          $ 12,894
Interest                                   3,365           948         1,896          521                 -
Operating leases                           1,497           587           910            -                 -
Total Contractual Obligations           $ 17,882       $ 1,661       $ 2,806      $   521          $ 12,894

        For these purposes we have excluded routine purchase of services, including insurance, that are expected to be used in the ordinary course of our business. More information about our contractual obligations is in Note 8 to our consolidated financial statements. The above table includes interest payments through the expirations of interest rate swaps as discussed in Note 8 in the financial statements. At that time the Company may redeem the debt or continue with variable interest payments

Critical Accounting Estimates

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

        Investments. We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of distressed investments, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

•	Percentage decline in value and the length of time during which the decline has occurred,

•	Recoverability of principal and interest,

•	Market conditions,

•	Ability to hold the investment to maturity,

•	A pattern of continuing operating losses of the issuer,

•	Rating agency actions that affect the issuer's credit status,

•	Adverse changes in the issuer's availability of production resources, revenue sources, technological conditions, and

•	Adverse changes in the issuer's economic, regulatory or political environment.

        Reserves. Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers' compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. If the net reserves were to change by plus 5% this would reduce pre-tax income by $9.2 million. If the net loss reserves were to change to minus 5% this would increase pre-tax income by $9.2 million.

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

        Deferred Income Taxes.      We are required to establish a valuation allowance for the portion of any deferred tax asset, that we believe will not be realized. The majority of our deferred tax assets associated with the Harbour Village project should be realized in 2005, given current estimates of completion for the project. The majority of our deferred taxes associated with our premium writings will be realized over the policy period and payout of related claims. Given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its deferred tax assets. Except for the deferred tax assets associated with American Safety RRG described above, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets described herein; therefore no additional valuation allowance has been established.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the U.S. and accordingly do not expect to be subject to direct U.S. income taxation. Our U.S. subsidiaries are subject to taxation in the U.S.

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

Off-Balance Sheet Arrangements

         The Company has guaranteed a $2 million letter of credit to the State of Vermont on behalf of American Safety RRG, its non-subsidiary affiliate, since 1988.

Forward Looking Statements

        This Report contains forward-looking statements within the meaning of United States' securities laws that are intended to be covered by the safe harbors created thereby. Such statements reflect the Company's current views with respect to future events and financial performance, including insurance market conditions, future insurance claims and losses, and completion and profitability of the Harbour Village real estate project, as presented in the Company's consolidated financial statements and Exhibit 99 to this Report. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

        Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, and are subject to change based on various insurance industry factors, including, without limitation, competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectibility of reinsurance receivables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in litigation and arbitration proceedings (including the outcome of the Principal Management acquisition rescission litigation), and changes in levels of general business activity and economic conditions. With respect to the development of the Harbour Village project, such forward-looking statements involve risks and uncertainties, which may cause actual results to differ materially, and are subject to change, based on various real estate development industry factors, including risks inherent in real estate development and new construction, and litigation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our Consolidated Balance Sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments in fixed maturity securities. We have no direct commodity or foreign exchange risk as of December 31, 2004. The estimated fair value of our investment portfolio at December 31, 2004 was $329 million, of which 94.8% was invested in fixed maturities and short-term investments, 0.6% was invested in real estate and 4.6% in equities.

        Interest Rate Risk. Our fixed maturity holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. The changes in the fair market value of the fixed maturity portfolio are presented as a component of shareholders' equity in accumulated other comprehensive income, net of taxes.

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

        The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2004. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):
                                                                           Estimated Fair
                                   Estimated Fair      Hypothetical          Value after           Hypothetical
                                      Value at      Change in Interest      Hypothetical       Percentage Increase
                                    December 31,           Rate          Change in Interest       (Decrease) in
                                        2004         (bp=basis points)          Rate        Shareholders' Equity
Total Fixed Maturity                  $311,956      200bp decrease            $335,470                  21.6%
Investments (including                              100bp decrease             324,156                  11.1
short-term investments)                             100bp increase             300,586                 (10.5)
                                                    200bp increase             288,453                 (21.6)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 26, 2004 the Company dismissed KPMG LLP (“KPMG”) as the principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

        KPMG’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of the two fiscal years ended December31, 2003 and 2002 and the subsequent interim period through July 26, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report. During the Company’s two most recent fiscal years and the subsequent interim period, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        BDO Seidman, LLP has been engaged by the Company as its new principal accountants to audit the Company’s financial statements for its fiscal year ending December 31, 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of December 31, 2004, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1937) was carries out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2004.

         In addition, during the fourth quarter of our year ended December 31, 2004, no change in our internal control over financial reporting (as defined in Rule 13A-15(f) under the SEcurities and Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10. regarding directors and executive officers of the Company will be set forth in the Company’s 2005 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10. with respect to executive officers is set forth in Item 4. of this Report.

        The information set forth in the second paragraph of Item 1. of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11. Executive Compensation

        The information required by this Item 11. regarding executive compensation will be set forth in the Company’s 2005 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12. regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2005 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13. regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2005 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Principal Accountant Fees and Services

        The information required by this Item 14. regarding principal accountant fees and services will be set forth in the Company’s 2005 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a) Financial Statements Schedules, and Exhibits
        1. Financial Statements

        The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

            Report of BDO Seidman, LLP Independent Registered Public Accounting Firm.

            Report of KPMG LLP Independent Registered Public Accounting Firm

            Consolidated Balance Sheets at December 31, 2003 and 2004

            Consolidated Statements of Operations for the Years Ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Cash Flow for the Years Ended December 31, 2002, 2003 and 2004

            Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2002, 2003 and 2004

            Notes to Consolidated Financial Statements

            Selected Quarterly Financial Data

        2. Financial Statement Schedules and Exhibits

            The following is a list of financial statement schedules and exhibits filed as part of this Report:

                                                                   Schedule/Exhibit Number                                 Page

                                    -    Schedule II  - Condensed Financial Statements
                                                         (Parent only)                                               83
                                    -    Schedule III - Supplemental Information                                     87
                                    -    Schedule IV  - Reinsurance                                                  88
                                    -    Exhibit 23.1 - Consent of Independent Registered Public
                                                        Accounting Firm, BDO Seidman, LLP                            90
                                    -    Exhibit 23.2 - Consent of Independent Registered Public
                                                        Accounting Firm, KPMG LLP                                    91
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

                  Exhibit
                  Number                               Title

                   3.1*                Memorandum of Association of American Safety Insurance Holdings, Ltd.
                   3.2*                Form of Bye-Laws of American Safety Insurance Holdings, Ltd.
                   3.3 ++              Audit Committee Charter
                   3.4 ++              Nominating and Corporate Governance Committee Charter
                   3.5 ++              Compensation Committee Charter
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
                  10.1*                Incentive Stock Option Plan
                  10.2****             First Amendment to Incentive Stock Option Plan
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
                  10.7****+            Employment Agreement between Rivermar Contracting Company and Frederick C.
                                       Treadway
                  12                   Ratio of Earnings to Fixed Charges
                  14 ++                Code of Business Conduct and Ethics
                  16*******            Letter from KPMG LLP regarding change in Certifying Accountant
                  21***                Subsidiaries of the Company
                  23.1                 Auditor Consent for BDO Seidman, LLP
                  23.2                 Auditor Consent for KPMG LLP
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

                  ***Incorporated  by reference to the Exhibits to Registrant's  Annual Report filed April 1, 2002 on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-14795)

                  ****Incorporated  by reference to the Exhibits to  Registrant's  Registration  Statement  filed September 25, 2002 on
                  Form S-1 (Registration No. 333-10065)

                 *****  Incorporated  by  reference  to the  Exhibits  to the  Current  Report on Form 8-K filed May 22, 2003 (File No.
                 1-14795)

                 ******  Incorporated  by reference to the Exhibits to the Current  Report on Form 8-K filed October 15, 2003 (File No.
                 1-14795)

                 *******  Incorporated  by  reference  to the Exhibit to the Current  Report on Form 8-K filed August 2, 2004 (File No.
                 1-4795)

                  +Management contract or compensatory plan or arrangement.

                  ++ Incorporated by reference to the Exhibits to Registrant's  Annual Report filed March 31, 2004 on form 10-K for the fiscal year ended December 31, 2003 (File No. 1-14795)

                  On November 8, 2004, the Company filed a report on form 8-K with respect to the issuance of a press release reporting its financial results for the third quarter ended September 30, 2004.

                                                                    SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2005.

                                                                AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                                By: /s/ Stephen R. Crim
                                                                    Stephen R. Crim
                                                                    President

         Pursuant to the requirements of the Securities  Exchange Act of 1934, this Report has been signed by the following  persons in the capacities indicated on March 29, 2005.

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

/s/ Steven B. Mathis                                                      Chief Financial Officer
Steven B.  Mathis                                                          (Principal Financial Officer and Principal
                                                                            Accounting Officer)
/s/ Cody W. Birdwell                                                      Chairman of the Board of Directors
Cody W.  Birdwell

/s/ David V. Brueggen                                                     Director
David V.  Brueggen

/s/ Lawrence I. Geneen                                                    Director
Lawrence I. Geneen

/s/ Frank D.Lackner                                                       Director
Frank D. Lackner

/s/ William O. Mauldin                                                    Director
William O.  Mauldin, Jr.

/s/ Thomas W. Mueller                                                     Director
Thomas W.  Mueller

/s/ William A. Robbie                                                     Director
William A. Robbie

/s/ Jerome D. Weaver                                                      Director
Jerome D. Weaver

Exhibit 31.1

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

        I, Stephen R. Crim, certify that:

1)	I have reviewed this report on Form 10-K of American Safety Insurance Holdings, Ltd.;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)	The registrant’s other certifying officer(s), and I have disclosed, based on our most recent evaluation of internal control over the financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

                Date: March 29, 2005
                                                                      /s/ Stephen R. Crim
                                                                      Stephen R. Crim
                                                                      Chief Executive Officer and President

Exhibit 31.2

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

        I, Steven B. Mathis, certify that:

1)	I have reviewed this report on Form 10-K of American Safety Insurance Holdings, Ltd.;

2)	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)	The registrant’s other certifying officer(s), and I have disclosed, based on our most recent evaluation of internal control over the financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and Report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

                 Date: March 29, 2005
                                                                      /s/Steven B. Mathis
                                                                      Steven B. Mathis
                                                                      Chief Financial Officer

Exhibit 32.1

Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

        The undersigned, as the chief executive and chief financial officers of American Safety Insurance Holdings, Ltd., certify that, to the best of our knowledge the Annual Report on Form 10-K for the period ended December 31, 2004, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and the information contained in the annual report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Holdings, Ltd. At the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Dated this 29th day of March 2005.
                                                              /s/ Stephen R. Crim
                                                              Stephen R. Crim
                                                              President and Chief Executive Officer

                                                              /s/ Steven B. Mathis
                                                              Steven B. Mathis
                                                              Chief Financial Officer

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2004

With Independent Auditors’ Report Thereon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors American
Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheet of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2004 and the related consolidated statement of operations, shareholders’ equity, and cash flows and comprehensive income for the year then ended. We have also audited the schedules II, III. IV as of and for the period ended December 31, 2004. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2003 and 2002, were audited by other auditors whose report dated March 24, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonablebasis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
Atlanta, Georgia
March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

The Board of DirectorsAmerican
Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheet of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, cash flow, and comprehensive earnings for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III, and IV as of and for the periods ended December 31, 2003 and 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Atlanta, Georgia
March 28, 2004

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                      Consolidated Balance Sheets

                                                      December 31, 2003 and 2004

                       Assets                                    2003                    2004

Investments:
Fixed  maturity securities available-for-sale, at
   fair value                                               $214,043,420               $286,057,489
Common stock, at fair value                                    2,694,736                 15,081,360
Investment in real estate, at cost                            37,855,549                  2,005,440
Short-term investments                                         5,680,817                 25,898,131
      Total investments                                      260,274,522                329,042,420

Cash and cash equivalents                                     32,153,379                 24,843,736
Restricted cash                                                1,767,614                    144,500
Accrued investment income                                      2,771,691                  3,308,463
Notes receivable                                               1,435,000                          -
Premiums receivable                                           27,944,508                 21,093,810
Ceded unearned premium                                        27,109,135                 25,454,691
Reinsurance recoverable                                      126,986,307                145,524,068
Deferred income taxes                                         11,684,609                  9,080,990
Deferred policy acquisition costs                             11,960,495                 11,559,188
Property, plant and equipment, net                             4,094,763                  3,900,473
Other assets                                                   6,077,621                 10,207,637

      Total assets                                          $514,259,644               $584,159,976

                                                                      2003                              2004

Liabilities and Shareholders'Equity

Liabilities:
Unpaid losses and loss adjustment expenses                        $230,103,754              $321,623,730
Unearned premiums                                                   99,938,562                93,798,378
Reinsurance  on  paid  losses  and  loss   adjustment
   expenses                                                          6,486,149                 6,486,149
Ceded premiums payable                                              17,722,931                11,852,028
Escrow deposits                                                      9,235,847                   144,500
Accounts payable and accrued expenses                               14,260,809                15,370,443
Funds held                                                           4,951,468                 8,334,794
Loans payable                                                       30,441,348                13,019,489
Deferred revenue                                                     1,817,775                         -
Minority interest                                                    3,957,878                 4,750,782
      Total liabilities                                            418,916,521               475,380,293

Shareholders' equity:
Preferred   stock,   $0.01  par   value;   authorized
   5,000,000 shares; no shares issued and outstanding
                                                                            -                          -
Common stock, $0.01 par value;  authorized 15,000,000
   shares;  issued and  outstanding  at December  31,
   2003  6,910,766  shares,  and at December 31, 2004
   6,781,721 shares                                                     69,108                    67,817
Additional paid-in capital                                          52,744,720                51,067,506
Retained earnings                                                   41,043,967                55,800,942
Accumulated other comprehensive income, net                          1,485,328                 1,843,418
      Total shareholders' equity                                    95,343,123               108,779,683

      Total liabilities and shareholders' equity                  $514,259,644              $584,159,976

See accompanying notes to consolidated financial statements.

                                     AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                 Consolidated Statements of Operations

                                             Years ended December 31, 2002, 2003 and 2004

                                                             2002                 2003                   2004

Revenues:
Direct premiums earned                                   $137,048,600          $175,916,243         $223,715,154
Assumed premiums earned                                     8,259,374             8,486,420            4,000,601
Ceded premiums earned                                     (71,725,522)          (75,068,826)         (91,325,127)
      Net premiums earned                                  73,582,452           109,333,837          136,390,628

Net investment income                                       4,388,416             5,800,536            9,772,722
Net realized gains                                            685,472             3,139,907              208,135
Real estate income                                         51,780,576            57,555,194           67,967,125
Other income                                                  226,197               161,785              317,784
      Total revenues                                      130,663,113           175,991,259          214,656,394

Expenses:
Losses and loss adjustment expenses incurred               42,030,633            65,833,743           93,503,285
Acquisition expenses                                       15,166,600            21,817,717           26,528,722
Payroll and related expenses                                8,526,990             9,048,799           10,297,037
Real estate expenses                                       48,527,026            53,998,892           55,480,408
Other expenses                                             11,315,790            14,635,404            9,635,383
Minority interest                                             128,044               311,774              988,202
Expenses due to (recovered from) rescission                 1,565,121               255,145             (229,568)
      Total expenses                                      127,260,204           165,901,474          196,203,469

      Earnings before income taxes                          3,402,909            10,089,785           18,452,925

Income taxes                                                  918,790             2,675,375            3,695,950

      Net earnings                                        $ 2,484,119           $ 7,414,410          $14,756,975

Net earnings per share:
Basic                                                           $0.52                 $1.45                $2.15
Diluted                                                         $0.51                 $1.42                $2.01

Average number of shares outstanding
Basic                                                       4,735,933             5,105,770            6,863,619
Diluted                                                     4,870,736             5,233,716            7,342,879

         See accompanying notes to consolidated financial statements.

                                     AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                            Consolidated Statements of Shareholders' Equity

                                             Years ended December 31, 2002, 2003 and 2004

                                                           2002                   2003                     2004

Common stock - number of shares:
   Balance at beginning of period                        4,698,027              4,739,888              6,910,766
   Issuance of common shares                                64,811              2,170,878                 87,855
   Repurchase of common shares                             (22,950)                   -               (216,900)
   Balance at end of period                              4,739,888              6,910,766              6,781,721

Common stock:
   Balance at beginning of period                          $46,980                $47,399                $69,108
   Issuance of common shares                                   648                 21,709                    879
   Repurchase of common shares                                (229)                   -                  (2,170)
   Balance at end of period                                $47,399                $69,108                $67,817

Additional paid-in capital:
   Balance at beginning of period                      $25,681,533            $25,889,904            $52,744,720
   Issuance of common shares                               394,631             26,854,816                805,825
   Repurchase of common shares                            (186,260)                    -              (2,483,039)
   Balance at end of period                            $25,889,904            $52,744,720            $51,067,506

Retained earnings:
   Balance at beginning of period                      $33,416,851            $33,629,557            $41,043,967
   Net earnings                                          2,484,119              7,414,410             14,756,975
   Dividends  declared ($0.48 per share in
      2002)                                             (2,271,413)                   -                         -

   Balance at end of period                            $33,629,557            $41,043,967            $55,800,942

Accumulated other comprehensive income:
   Balance at beginning of period                         $834,974            $ 2,884,989             $1,485,328
   Unrealized gain (loss) during the period
      (net of deferred tax benefit (expense)
      of $(541,271), $ 630,673, and
      $(65,933), respectively)                           2,050,015            (1,399,661)                 358,090
   Balance at end of period                            $ 2,884,989           $ 1,485,328              $ 1,843,418

         Total shareholders' equity                    $62,451,849           $ 95,343,123            $108,779,683

       See accompanying notes to consolidated financial statements

                                      AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                 Consolidated Statements of Cash Flow

                                             Years ended December 31, 2002, 2003 and 2004

                                                              2002              2003                   2004

Cash flow from operating activities:
Net earnings                                              $  2,484,119       $  7,414,410            $14,756,975
Adjustments  to reconcile  net earnings to net cash
   provided by operating activities:
   Realized gains on sale of investments                      (685,472)        (3,139,907)              (208,135)
   Depreciation expense                                        284,336            505,883              1,174,770
   Amortization of deferred acquisition costs, net          (2,754,061)        (3,409,574)               401,307
   Reinsurance recoverable allowance                         1,122,570         (1,122,570)                     -
   Impairment of notes receivable                            2,468,172          3,900,198                      -
   Real estate impairment allowance                            431,000            315,000                      -
   Amortization of premium                                     521,115            928,757              2,450,153
   Change in operating assets and liabilities:
      Accrued investment income                               (638,672)          (912,803)              (536,772)
      Premiums receivable                                    9,015,927         (8,298,084)             6,850,698
      Reinsurance  recoverable  and ceded  unearned
         premiums                                          (42,845,167)           931,432            (16,883,317)
      Funds held                                             3,631,164           (934,646)             3,383,326
      Deferred income taxes                                   (336,435)        (3,456,444)             2,537,686
      Unpaid losses and loss adjustment expenses            47,749,111         50,940,161             91,519,976
      Unearned premiums                                     22,308,404         28,263,973             (6,140,184)
      Ceded premiums payable                                (5,899,940)         8,654,275             (5,870,903)
      Accounts payable and accrued expenses                   (533,834)           240,457              1,109,634
      Deferred revenue                                        (610,690)           243,361             (1,817,775)
      Other, net                                             2,706,813           (840,610)            (2,891,671)
Net cash provided by operating activities                   38,418,460         80,223,269             89,835,768

Cash flow from investing activities:
Purchase of fixed maturities                              (126,905,571)      (189,680,363)          (107,194,605)
Purchase of equity securities                                        -         (3,117,176)           (12,854,116)
Proceeds  from  maturity  and  redemption  of fixed
   maturities                                                  824,649                  -                      -
Proceeds from sales of fixed maturities                    103,608,542         68,628,271             32,172,791
Proceeds from sales of equity securities                       103,550            612,080              1,380,010
Decrease (increase) in short-term investments                3,143,529         12,917,926            (20,217,314)
Decrease in notes receivable                                   265,025            989,518              1,435,000
Decrease (increase) of investment in real estate            (3,819,321)         3,195,372             35,850,109
Purchases of fixed assets                                      (70,764)        (2,483,550)             (980,480)
Net cash used in investing activities                      (22,850,361)      (108,937,922)           (70,408,605)

                                                              2002               2003                    2004

Cash flow from financing activities:
Proceeds from sale of common stock                             452,080         26,998,725               638,495
Stock repurchase payments                                     (186,489)                 -            (2,485,209)
Proceeds from (repayment of) loan payable                    5,779,138          8,259,075           (17,421,859)
Proceeds from (redemption of) escrow deposits                3,089,704         (5,572,681)           (9,091,347)
Dividends paid                                              (1,701,302)          (570,113)                    -
Withdrawals from restricted cash, net                        1,493,644          5,749,231             1,623,114
Net cash provided by financing activities                    8,926,775         34,864,237           (26,736,806)

Net increase (decrease) in cash                             24,494,874          6,149,584            (7,309,643)

Cash and cash equivalents at beginning of period             1,508,921         26,003,795            32,153,379

Cash and cash equivalents at end of period                 $26,003,795        $32,153,379           $24,843,736

Supplemental disclosure of cash flow:
   Income taxes paid                                          $915,129       $  6,693,941            $3,525,270
   Interest paid                                              $506,127       $    581,868            $1,121,713

See accompanying notes to consolidated financial statements.

                                      AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                            Consolidated Statements of Comprehensive Income

                                             Years ended December 31, 2002, 2003 and 2004

                                                                  2002                2003                2004

Net earnings                                                    $2,484,119         $7,414,410         $14,756,975

Other comprehensive income (loss):

Unrealized gains on securities available-for-sale, net
of minority interest of $484,906, $(141,761) and
$(108,334) for 2002, 2003 and 2004, respectively                 3,280,750          1,154,202             463,260

Unrealized gains (losses) on hedging transactions                        -            (95,953)             81,912

Reclassification adjustment for realized (gains)
losses included in net earnings, net of minority
interest of $24,421, $(51,324) and $(86,986) for
2002, 2003 and 2004 respectively.                                (689,464)         (3,088,583)           (121,149)

Total other comprehensive income (loss) before
income taxes                                                     2,591,286         (2,030,334)            424,023

Income tax expense (benefit) related to items of other
comprehensive income.                                              541,271           (630,673)             65,933

Other comprehensive income (loss)                                2,050,015         (1,399,661)            358,090

Total comprehensive income                                    $  4,534,134         $6,014,749         $15,115,065

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

         Theaccompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, notes receivable and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

(b) Description of Common Stock — Voting and Ownership Rights

         Theauthorized share capital of the Company is 20 million shares, consisting of 15 million common shares, par value $.01 per share (“Common Shares”), and 5 million preferred shares, par value $.01 per share (“Preferred Shares”). The Common Shares are validly issued, fully paid, and non-assessable. There are no provisions of Bermuda law or the Company’s Bye-Laws which impose any limitations on the rights of shareholders to hold or vote Common Shares by reason of such shareholders not being residents of Bermuda. Holders of Common Shares are entitled to receive dividends ratably when and as declared by the Board of Directors out of funds legally available therefor.

         Eachholder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, subject to the 9.5% voting limitation described below. All matters, including the election of directors, voted upon at any duly held shareholders meeting shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation; (ii) the sale, lease, or exchange of all or substantially all of the assets of the Company; and (iii) amendment of certain provisions of the Bye-Laws, which each require the approval of at least 66-2/3% of the outstanding voting shares (in addition to any regulatory or court approvals). The Common Shares have noncumulative voting rights, which means that the holders of a majority of the Common Shares may elect all of the directors of the Company and, in such event, the holders of the remaining shares will not be able to elect any directors.

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

(c) Principles of Consolidation

         The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd.(“American Safety Re”), American Safety Assurance Ltd., (“ASA”) two 100%-owned licensed Bermuda insurance companies, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an insurance management and brokerage company, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty wholly owns American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”), a claims consulting firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of business with American Safety Casualty.

         In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs) and FASB Interpretation No. 46 Revised (FIN 46R), the accompanying financial statements consolidate American Safety RRG, based on its status as VIE and the Company’s status as the primary beneficiary of the VIE. A minority interest has been established for the equity holders of American Safety RRG. The accompanying financial statements also de-consolidate American Safety Capital Trust and American Safety Capital Trust II (“American Safety Capital” and “American Safety Capital II”, respectively) based on their status as variable interest special purpose entities of the Company’s status as not being the primary beneficiary. American Safety Capital and American Safety Capital II are accounted for under the equity method. See Note 1(n).

         All significant intercompany balances have been eliminated, as appropriate, in consolidation.

(d) Business Environment

        The following is a description of certain risks facing the Company and its subsidiaries:

         Legal/ Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products and beyond those recorded in the financial statements. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments, may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by actively writing insurance business in several states, thereby spreading this risk over a large geographic area.

         The Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety, American Safety Re’s and American Safety Assurance, sole business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have similar operational structures as American Safety.

         However,because the Internal Revenue Code of 1986, as amended, the Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda insurance subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda insurance subsidiary are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States. Certain subsidiaries of American Safety are, however subject to U.S. Federal and state income tax, as they are domiciled and conduct business in the United States.

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

         While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2003 and 2004, the Company considered all of its fixed maturity securities as available-for-sale.

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

(f)Recognition of Premium Income

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

(g) Deferred Policy Acquisition Costs

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

           An analysis of deferred policy acquisition costs follows:

                                                                               Years ended December 31,
                                                                  2002                   2003                  2004

             Balance, beginning of period                       $ 5,796,859            $ 8,550,919          $ 11,960,495
             Acquisition costs deferred                          17,920,660             25,227,289            26,127,415
             Costs amortized during the period                  (15,166,600)           (21,817,713)           26,528,722)

             Balance, end of period                             $ 8,550,919            $11,960,495            $11,559,188

(h) Unpaid Losses and Loss Adjustment Expenses

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

(i) Income Taxes

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

(j) Reinsurance

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

(k) Goodwill and Intangibles

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

        At December 31, 2003 and 2004, the Company had $1,467,000 of indefinite lived intangibles.

        In accordance with the disclosure requirements of SFAS 142 goodwill and intangibles there was no amortization recorded in net income for the years ended December 31, 2002, 2003 and 2004 respectively.

(l) Net Earnings Per Share

        Basic earnings per share and diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

        Earnings per share are as follows:

                                                                    2002                    2003                    2004

             Weighted average shares outstanding                 4,735,933              5,105,770              6,863,619
             Shares attributable to stock options                   134,803                127,946                479,260

             Weighted average common and common
                 equivalents                                      4,870,736              5,233,716              7,342,879

             Earnings per share:

             Basic                                                   $ 0.52                 $ 1.45                 $ 2.15

             Diluted                                                 $ 0.51                 $ 1.42                 $ 2.01

(m) Employee Stock Options

         At December 31, 2004, the Company had an employee stock option plan, which is described more fully in Note 13. The Company applies the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting to the plan. No compensation expense is reflected in net earnings as all options granted under the stock option plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The majority of options in the plan vest evenly over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation had been applied.

                                                                                 Year Ending December 31,
                                                               2002                  2003                  2004
                                                              (In thousands, except per share amounts)

              Net earnings
                  As reported                               $ 2,484              $ 7,414              $ 14,757
                  Effect of stock options                     (286)                (188)                 (199)

                             Pro forma net earnings           2,198                7,226                14,558

              Net earnings per share:
                  Basic as reported                            0.52                 1.45                  2.15
                  Basic pro forma                              0.46                 1.42                  2.12

                  Diluted as reported                          0.51                 1.42                  2.01
                  Diluted pro forma                            0.45                 1.40                  1.98

(n) Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates. Statement of Financial Accounting Standards (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections; SFAS No. 146, Accounting for Costs Associated with Exist or Disposal Activities; SFAS No. 147, Acquisitions of Certain Financial Institutions – an Amendment of FASB Statements No. 72 and 144; FASB Interpretation No. 9; FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure; FASB Statement No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities; FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity; and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. These pronouncements do not have a material effect on our financial statements.

        In January 2003, the FASB issued FIN 46. This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In December, the FASB issued a revised version of FIN 46, and FIN 46(R), which finalizes the accounting guidance for VIEs. Total assets and total revenues each increased less than 5% as a result of adoption.

         In December 2004, the FASB issued a revised version of SFAS 123, SFAS 123 (R) which finalizes the accounting for stock options. The Company plans to adopt SFAS 123 (R) in the third quarter of 2005 and does not expect the adoption to have a material effect on earnings.

(o) Revenue Recognition of Real Estate

        The Company recognizes revenue from the sale of real estate when the title to each individual unit or boat slip passes to the purchaser. When the title passes, the Company uses a percentage of completion method, based on the ratio of actual costs to total estimated costs (including allocated common costs that may not yet have been expended) to recognize revenue. The revenue recognized relates only to units and boat slips that have closed that meet the criteria in paragraph 37 for SFAS 66, Accounting for Sales of Real Estate. The actual and estimated costs refer to costs that are allocated to each individual unit or boat slip. The difference between total sales price and the revenue recognized is set up as deferred revenue and is recognized as the additional costs of each unit are incurred. An impairment of $315,000 was recorded in 2003 as an adjustment to the carried investment in real estate. Such impairment is determined by comparing fair value to carried cost of the applicable property. Please see Note 3 herein for more information regarding the Company’s real estate operations.

(p) Capitalizing Costs on Real Estate

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

q) Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased.

(r) Reclassifications

       Certain items in the prior periods’ financial statements have been reclassified to conform to the 2004 presentation

(s) Notes Receivable

       Notes receivable represent indebtedness of two secured lending arrangements with unrelated parties. Both loans are impaired. Impairment is measured based upon an analysis of the fair value of the underlying collateral. The carrying value is adjusted to the fair value of the underlying collateral through adjustment to the allowance for loan losses. However, the net carrying value of the notes shall at no time exceed the recorded investment in the notes. See Note 14.

(2)     Investments

  Net investment income is summarized as follows:
                                                                                Years ended December 31,
                                                                   2002                    2003                 2004

      Fixed maturities                                           $ 4,355,712            $ 5,735,889            $ 9,695,664
      Equity securities                                                    -                 12,264                195,009
      Short-term investments and cash                                294,864                337,367                298,305

                                                                   4,650,576              6,085,520             10,188,978
      Less investment expenses                                       262,160                284,984                416,256

      Net investment income                                       $4,388,416             $5,800,536             $9,772,722

        Realized and unrealized gains and losses were as follows:

                                                                                Years ended December 31,

                                                                    2002                     2003                  2004

      Realized gains:
          Fixed maturities                                       $ 1,989,210            $ 3,125,760            $ 182,336
          Equity securities                                                -                 57,806              118,952
          Real estate                                                 20,429                      -                    -
          Total gains                                              2,009,639              3,183,566              301,288

      Realized losses:
          Fixed maturities                                        (1,324,167)               (36,756)             (66,977)
          Equity securities                                                 -                (6,903)             (26,176)
          Total losses                                            (1,324,167)               (43,659)             (93,153)

      Net realized gains                                          $  685,472             $ 3,139,907            $208,135

      Changes in unrealized gains (losses):
          Fixed maturities                                        $ 3,100,608          $ (2,493,177)           $(758,834)
          Equity securities                                                -                 173,806             905,625

      Net unrealized gains (losses)                               $ 3,100,608           $(2,319,371)            $146,791

At December 31, 2003 and 2004, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government, and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2003 and 2004 are as follows:

                                                                    Gross              Gross
                                               Amortized          unrealized          unrealized         Estimated
                                                  Cost               gains              losses           fair value

          December 31, 2003
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S.
                Government corporations
                and agencies                  $ 59,335,374       $ 1,340,823         $ 319,700          $ 60,356,497
              States of the U.S. and
                political subdivisions
                of the states                   22,343,998           346,245           119,788            22,570,455
              Corporate securities              81,522,358         1,694,500           376,514            82,840,344
              Mortgage-backed securities        48,965,816           134,843           824,535            48,276,124

              Total fixed maturities          $212,167,546       $ 3,516,411         1,640,537          $214,043,420

 Common stock                    $  2,520,930       $   188,678         $  14,872          $  2,694,736

          December 31, 2004
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S.
                Government corporations
                and agencies                  $ 65,887,315         $ 800,811         $ 467,383          $ 66,220,743
              States of the U.S. and
                political subdivisions
                of the states                   31,067,197           425,269           168,348            31,324,118
              Corporate securities              90,742,305         1,618,821           650,822            91,710,304
              Mortgage-backed securities        97,243,632           306,453           747,761            96,802,324

              Total fixed maturities          $284,940,449       $ 3,151,354         2,034,314          $286,057,489

Common stock                    $ 14,001,929       $ 1,455,131         $ 375,700          $ 15,081,360

The amortized cost and estimated fair values of fixed maturities at December 31, 2004, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                             Amortized              Estimated
                                                               cost                 fair value

       Due in one year or less                          $  21,005,855         $   21,005,317
       Due after one year through five years                85,053,043             85,037,856
       Due after five years through ten years               65,634,399             66,645,942
       Due after ten years                                  16,003,520             16,566,049
       Mortgage-backed securities                           97,243,632             96,802,325

                     Total                                $284,940,449           $286,057,489

Bonds with an amortized cost of $21,181,110 and $24,206,791 were on deposit with insurance regulatory authorities at December 31, 2003 and 2004 in accordance with statutory requirements.

The fair value of the investments in debt securities can fluctuate greatly as a result of changes in interest rates. The Company believes that the declines in fair value noted below primarily resulted from changes in interest rates rather then credit issues.

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
                                      Fair Value        Losses       Fair Value    Losses                       Losses

       US Treasury Securities &
           other government corp
           and agencies                $34,809,793      $(235,002)   $5,228,784   $(232,381)   $40,038,577      $(467,383)
       States of the US and
           political subdivisions        9,673,457        (85,510)    6,793,847     (82,838)    16,467,304       (168,348)
           of the states
       Corporate securities             38,933,122       (413,969)    7,147,250    (236,853)    46,080,372       (650,822)
       Mortgage-backed securities       31,599,014       (145,174)   19,610,565    (602,587)    51,209,579       (747,761)

       Subtotal, fixed maturities      115,015,386       (879,655)   38,780,446  (1,154,659)   153,795,832     (2,034,314)
       Common stock                      3,163,470       (339,797)      165,743     (35,903)     3,329,213       (375,700)
       Total temporarily impaired
           securities                 $118,178,856    $(1,219,452)  $38,946,189 $(1,190,562)  $157,125,045    $(2,410,014)

(3)     Investment in Real Estate

The Company’s investment in real estate is known as Harbour Village Golf and Yacht Club (“Harbour Village”) comprised of 173 acres of property in Ponce Inlet, Florida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate. See Note 8, Loans Payable.

As of December 31, 2003 and 2004, the investment in real estate for the Harbour Village project is categorized as follows (in thousands):

                                                   2003                   2004

Land                                            $   1,587                 $   79
Capitalized overhead,
    interest and taxes                              2,254                    116
Work in process                                    34,015                  1,810

              Total                              $ 37,856                $ 2,005

At December 31, 2003 and 2004, the Company held $1.8 million and $0.1 million, respectively, of escrowed cash deposits from the purchasers of units at Harbour Village. This money will remain in escrow until the units are closed and title has transferred to the purchaser. At that point, the Company will be entitled to take those funds out of escrow.

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

(5)     Reinsurance

Environmental

The Company has excess of loss reinsurance treaties with various reinsurers for the Company’s general liability line of business. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

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

Surety

For surety business written prior to January 1, 2002, the Company has excess of loss reinsurance treaties with various reinsurers. The treaties provide per bond and per principal reinsurance in excess of $250,000. Effective January 1, 2002, the Company substantially reduced writing surety business and has no reinsurance coverage for writings after that date. Effective in 2004, the Company entered into a 50% quota share reinsurance agreement with a $2 million per bond limit.

Workers Compensation

The Company has excess of loss treaties with various reinsurers for the Company’s direct workers’ compensation writings. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

        The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

                                                                             Years ended December 31,
                                                                 2002                   2003                 2004
                                                                                   (In thousands)

             Written premiums:
                 Direct                                        $ 149,481               $203,586            $ 221,733
                 Assumed                                           9,809                  9,081                 (157)
                 Ceded                                           (72,368)               (81,189)             (89,655)

                           Net                                 $  86,922               $131,478             $131,921

             Earned premiums:
                 Direct                                        $ 137,049              $ 175,916             $223,715
                 Assumed                                           8,259                  8,486                4,000
                 Ceded                                           (71,726)               (75,068)             (91,324)

                           Net                                $  73,582             $  109,334              $136,391

             Losses and loss adjustment expenses
                 incurred:
                 Direct                                        $ 104,614              $ 119,114            $ 153,167
                 Assumed                                           2,103                  7,309                4,379
                 Ceded                                           (64,686)               (60,589)             (64,043)

                           Net                                  $ 42,031               $ 65,834            $  93,503

             Unpaid loss and loss adjustment
             expenses:
                 Direct                                        $ 162,737              $ 218,741            $ 307,185
                 Assumed                                          16,427                 11,363               14,438
                 Ceded                                          (109,543)              (115,061)            (137,583)

                           Net                                 $  69,621             $  115,043             $ 184,040

(6)    Income Taxes

        Total income tax expense for the years ended December 31, 2002, 2003 and 2004 was allocated as follows:

                                                           2002                    2003                  2004

          Tax expense (benefit) attributable to:
          income from continuing operations                 $ 918,790           $  2,675,375            $ 3,695,950
          Unrealized gain on hedging
          transactions                                              -                 32,624                 27,851
          Unrealized gain (losses) on securities
          available-for-sale                                  541,271               (663,297)                38,082

                 Total                                    $ 1,460,061              $2,044,702            $ 3,761,883

       U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                              Current               Deferred                 Total

             December 31, 2002                                $ 450,939            $   467,851                $ 918,790

             December 31, 2003                                6,323,726             (3,648,351)               2,675,375

             December 31, 2004                                2,300,361              1,395,589                3,695,950

The state income tax components aggregated $41,224, $213,718 and $677,840 for years ended December 31, 2002, 2003 and 2004, respectively.

Income tax expense from continuing operations for the years ended December 31, 2002, 2003 and 2004 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                      2002                   2003                  2004

      Expected income tax                                          $ 1,156,989             $ 3,430,527           $ 6,273,995
      Foreign earned income not subject to direct taxation            (325,173)               (540,000)           (3,132,853)
      State taxes and other                                             86,974                (215,152)              554,808
      Total income tax                                               $ 918,790             $ 2,675,375            $3,695,950

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                                                December 31,
                                                                                        2003                2004
          Deferred tax assets:
          Loss reserve discounting                                                    $ 5,785,906     $ 7,565,625
          Unearned premium reserves                                                     3,404,780       3,145,646
          Difference between tax and GAAP basis of Harbour Village project              1,153,901         366,348
          Difference between tax and GAAP method of Harbour Village project             3,087,159         146,738

          Warranty reserve                                                              1,407,578         282,556
          Other                                                                                 -         611,443

      Gross deferred tax assets                                                        14,839,324      12,118,356

          Valuation allowance                                                           1,048,914)       (554,515)

      Gross deferred tax assets after valuation allowance                              13,790,410      11,563,841

      Deferred tax liabilities:
          Deferred acquisition costs                                                    2,163,012       2,033,536
          Unrealized gain on securities                                                   222,129         288,062
          NOL Carryforward                                                               (579,362)        (88,443)
          Other                                                                           300,022         249,696

      Gross deferred tax liabilities                                                    2,105,801       2,482,851

      Net deferred tax assets                                                         $11,684,609      $9,080,990

Except for the components of the deferred tax assets shown above that are associated with American Safety RRG, we believe it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore, a valuation allowance has not been established against these assets. However, given the prior years’ loss position of American Safety RRG, it has established a 100% valuation allowance on its net deferred tax assets totaling $1,048,914, and $554,515 at December 31, 2003 and December 31, 2004, respectively.

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

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2002, 2003 and 2004 was $8,795,945, $19,333,539 and $30,292,863, respectively, and the amounts required to be maintained by the Company were $5,832,605, $7,530,329 and $9,576,055, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

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

(8)     Loans Payable

Acquisition and Development Loan

In July 2000 the Company, through its subsidiary, Ponce Lighthouse Properties, Inc., initially closed a $37,900,000 acquisition, development and construction loan facility with a commercial bank for the Harbour Village project. Over time, the loan facility had increased to $57.0 million. As of December 31, 2003, the Company had outstanding borrowings of $17,561,122. As of December 31, 2004, this loan has been fully repaid. There were no defaults or events of default during 2003 and through December 31, 2004.

Trust Preferred Offerings

During 2003 American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used to support the growth of its insurance business, to repay short term debt and for general corporate purposes. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed by the Company commencing five years from the date of original issuance.

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

Interest expense for the twelve months ended December 31, 2003 and December 31, 2004 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2003 and December 31, 2004 were $135,558 and $192,589 for American Safety Capital and ($39,604) and $14,724 for American Safety Capital II, respectively. The interest rate swaps are 100% effective at December 31, 2004.

Other Borrowings

Loans payable mature as follows: $125,865 in 2005, $0 in 2006, and $0 in 2007, $0 in 2008, $0 in 2009 and $12,893,624 thereafter.

The Company capitalizes interest as a component of cost during the development and construction period. In 2003 and 2004, the Company incurred $766,976 and $322,437, respectively in interest cost on other borrowings, all of which was capitalized.

(9)    Related Party and Affiliate Transactions

ASI Services, American Safety’s underwriting and administrative services subsidiary, leases office space from an entity which is owned by certain directors and shareholders of the Company. The lease commenced on March 1, 2001 and expires on August 31, 2007. The Company paid rent of $512,666 and $492,182 in 2004 and 2003 respectively.

(10)     Segment Information

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

The Company measures the Real Estate and Insurance Operation segments using net income, total assets and total equity. The Reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the Reportable Insurance Operations segments. The following table presents key financial data by segment for years ended December 31, 2002, December 31, 2003 and December 31, 2004 (in thousands):

     December 31, 2002          Real                          Insurance
                               Estate                                                           Other      Total

                                         Environmental       E&S       Programs      Other
Gross premiums written              -         22,132       53,261        66,102      17,795          -    159,290
Net premiums written                -         15,187       46,194        10,217      15,325          -     86,923
Net premiums earned                 -         12,796       37,162         6,724      16,900          -     73,582
Losses and loss adjustment
   expenses                         -          5,972       18,942         4,903      12,214          -     42,031
Acquisition expenses                -          4,333        8,735        (1,059)      3,158          -     15,167
Underwriting profit (loss)          -          2,491        9,485         2,880       1,528          -     16,384
Income tax expense (benefit)    1,356                             (91)                            (346)       919
Net earnings (loss)             1,900                           3,618                           (3,034)     2,484
Assets                         54,820                         334,470                               52    389,242
Equity                         13,306                          49,400                             (254)    62,452

     December 31, 2003          Real                      Insurance
                               Estate                                                           Other      Total

                                         Environmental       E&S       Programs      Other

Gross premiums written              -         34,603       85,793        73,690      18,581          -    212,667
Net premiums written                -         27,233       73,572        15,152      15,521          -    131,478
Net premiums earned                 -         22,446       57,379        14,068      15,441          -    109,334
Losses and loss adjustment
   expenses                         -          9,361       34,440         8,200      13,833          -     65,834
Acquisition expenses                -          6,441       12,413           527       2,437          -     21,818
Underwriting profit (loss)          -          6,644       10,526         5,341        (829)         -     21,682
Income tax expense (benefit)    1,338                             381                              956      2,675
Net earnings (loss)             2,218                           7,076                           (1,880)     7,414
Assets                         53,327                         460,721                              212    514,260
Equity                         15,661                          79,845                             (163)    95,343

    December 31, 2004          Real                         Insurance
                               Estate                                                           Other      Total
                                    Environmental       E&S       Programs      Other
Gross premiums written              -         44,157       96,905        77,545       2,969          -    221,576
Net premiums written                -         35,024       77,894        17,530       1,473          -    131,921
Net premiums earned                 -         32,152       79,781        16,605       7,853          -    136,391
Losses and loss adjustment
   expenses                         -         15,094       56,131        10,929      11,349          -     93,503
Acquisition expenses                -          7,729       17,767           205         828          -     26,529
Underwriting profit (loss)          -          9,329        5,883         5,471      (4,324)         -     16,359
Income tax expense (benefit)    4,670                          (1,368)                             394      3,696
Net earnings (loss)             7,816                           4,263                            2,678     14,757
Assets                          8,729                         575,148                              283    584,160
Equity                          5,547                         103,319                              (86)   108,780

Additionally,the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance geographic segments for the years ended December 31, 2002, December 31, 2003 and December 31, 2004 (in thousands):

      December 31, 2002               United States                  Bermuda                       Total
Income tax                                 919                              -                         919
Net earnings                             1,528                            956                       2,484
Assets                                 339,633                         49,709                     389,342
Equity                                  45,854                         16,598                      62,452

      December 31, 2003               United States                  Bermuda                       Total
Income tax                               2,675                              -                       2,675
Net earnings                             5,827                          1,587                       7,414
Assets                                 410,177                        104,083                     514,260
Equity                                  50,445                         44,898                      95,343

      December 31, 2004               United States                  Bermuda                       Total
Income tax                               3,696                              -                       3,696
Net earnings                             5,543                          9,214                      14,757
Assets                                 449,322                        134,838                     584,160
Equity                                  56,126                         52,654                     108,780

(11)     Commitments and Contingencies

At December 31, 2003 and 2004, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $1,000,000 have been pledged as collateral to the issuing bank.

(12)    Liability for Unpaid Loss and Loss Adjustment Expenses

        Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                 Years Ended December 31,
                                                                       2002               2003                2004
                                                                                      (In thousands)

      Unpaid loss and loss adjustment expenses, January 1         $  137,391           $ 179,164            $  230,104
      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses January 1                               89,627             109,543              115,061

      Net unpaid loss and loss adjustment expenses, January 1         47,734              69,621              115,043

      Incurred related to:
          Current year                                                40,297              60,598                79,101
          Prior years                                                  1,734               5,236                14,402

      Total incurred                                                  42,031              65,834                93,503

      Paid related to:
          Current year                                                 4,739               2,490                 2,567
          Prior years                                                 15,405              17,922                21,939

      Total paid                                                      20,144              20,412                24,506

      Net unpaid loss and loss adjustment expenses, December 31       69,621             115,043               184,040

      Reinsurance recoverable on unpaid loss and loss
          adjustment expenses, December 31                           109,543             115,061               137,583

      Unpaid loss and loss adjustment expenses,
          December 31                                              $ 179,164           $ 230,104             $ 321,623

        The negative development for prior years for 2002, 2003 and 2004 occurred in the following business segments:

                                                        Year Ended December 31,
                                                2002              2003            2004
                                                               (In thousands)
       Environmental                                66              (457)             94
       Excess and Surplus                            -             1,602           7,700
       Programs                                    279               191           1,496
       Other Lines                               1,389             3,900           5,112

       Total                                   $ 1,734           $ 5,236        $ 14,402

Excess and surplus lines’ negative development in 2004 was attributable to developing losses on (i) certain New York contractor risks written in 2001 and (ii) a change in actuarial reserving methodologies to reflect risk categories. Exposure to New York contractor risks was significantly reduced during 2002 and 2003. The other lines’ development was primarily due to $2.9 million of increases in workers’ compensation reserves and $1.6 million of increases on the Company’s assumed liability program. The workers’ compensation business and the assumed liability program are currently in run-off.

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

(13)    Stock Options

The Company’s stock option plan grants incentive stock options to employees. The options have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. The majority of our options generally vest over three years. At December 31, 2004, 430,880 shares were available for future grants.

The intrinsic value method is used to value stock options in accordance with APB No. 25. Under this method, we do not recognize compensation cost for stock options is not recognized provided the option price equals fair market value at the date of grant. Under the terms of the stock option plan, the exercise price equal to the fair market value at the date of grant.

        The following table shows the stock option activity for the Company during 2002, 2003 and 2004.

                                                                       Weighted average
                                               Option Shares           exercise price

       Outstanding at December 31, 2001              937,573                   $ 8.13

       2002 activity:
           Granted                                   106,000                     8.85
           Exercised                                 (61,757)
           Canceled                                  (23,466)                       -

       Outstanding at December 31, 2002              958,350                   $ 8.34

       2003 activity:
           Granted                                   307,000                     8.85
           Exercised                                  (1,500)                       -
           Canceled                                 (253,800)                       -

       Outstanding at December 31, 2003            1,010,050                   $ 7.57

       2004 activity:
           Granted                                   136,500                    13.68
           Exercised                                 (77,005)                       -
           Canceled                                  (20,764)                       -

       Outstanding at December 31, 2004            1,048,781                   $ 8.25

Of the 958,350 outstanding options at December 31, 2002, 827,433 were exercisable. Of the 1,010,050 outstanding options at December 31, 2003, 636,550 were exercisable. Of the 1,048,781 outstanding options at December 31, 2004, 633,615 were exercisable.

The remainder of the options vest evenly over a three-year period.

The following table summarizes information about stock options outstanding at December 31, 2004:

                                      Options                                            Options exercisable
                                    Outstanding
                                                Weighted
                                                average         Weighted                                      Weighted
            Range of                           remaining         average                                      average
            exercise           Number         contractual       exercise      Grant            Number         exercise
              price         outstanding           life            price         Year        exercisable        price

              $ 7.08           64,667             2.75           $ 7.08           1997          64,667         $ 7.08
               11.00           50,000             3.13            11.00           1998          50,000          11.00
                9.50           70,900             4.13             9.50           1999          70,900           9.50
                6.00           63,550             6.11             6.00           2000          63,550           6.00
                6.00          300,000             6.04             6.00           2001         300,000           6.00
                8.85           81,164             7.17             8.85           2002          54,109           8.85
                6.75           90,167             9.04             6.75           2003          30,056           6.75
                8.57          200,000             9.46             8.57           2003               -           -
               11.20            1,000             8.54            11.20           2003             333          11.20
               13.62              500             9.42            13.62           2004               -           -
               13.77           10,000             9.58            13.77           2004               -           -
               13.67          116,833             9.08            13.67           2004               -           -
         $6.00-13.77        1,048,781             6.94           $ 8.25                         633,615        $ 7.18

For the pro-forma information presented in Note 1(m), the fair value of each option granted during 2002, 2003 and 2004 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 6.0%, 0.0% and 0.0% in 2002, 2003 and 2004, respectively; expected volatility of 44.33%, 41.80% and 41.33% in 2002, 2003 and 2004, respectively; risk-free interest rate of 3.5%, 3.5% and 3.5% in 2002, 2003 and 2004, respectively; and expected life from the vesting dates ranging from 0.50 years to 10.00 years.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company expects to grant additional awards in future years. The Company granted options in 2002, 2003 and 2004 at an amount deemed to be fair market value at the date of grant. See Note 1(m) for more information.

(14)    Notes Receivable

As of December 31, 2003, notes receivable consists of two notes which are secured by real and personal property, and various corporate and personal guarantees. These notes were in default and meet the definition of impaired loans. No interest income had been recognized on impaired notes receivable during the twelve months ended December 31, 2003. The recorded investment in notes receivable, at December 31,2003 was $1,435,000. The weighted average recorded investment in impaired notes receivable as of December 31, 2003 was $3,879,858. During 2002 and 2003, impairments of $2,468,172 and $3,900,198 were recorded on these loans resulting from a decrease in the value of the underlying collateral. During 2004, the Company received $2.6 million in final settlement of the notes receivable obligations. This amount was recorded as a reduction to other expenses.

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

Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendants’ motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendants’ motion for summary judgment as final so that we could appeal the adverse rulings, however the Court denied our motion in December 2003. In 2004 the Company accrued $1.4 million of additional expense as a result of an adverse ruling in March 2005. It is anticipated that the remaining issues (i.e. disposition of escrowed shares and defendants’ claim for attorneys’ fees) in the case will be determined by the Court, without a trial, in 2005. Thereafter, we will have the right to appeal all adverse prior rulings in the case.

Assumed Reinsurance Litigation. The Company is a defendant in four lawsuits arising from certain reinsurance agreements, for the years 2002 and 2003, with an automobile warranty insurer which is now in liquidation. The insurer provided coverage to dealerships and other providers who sold extended automobile warranty contracts to consumer purchasers. In these lawsuits, the consumer purchasers and automobile dealers have alleged various theories of liability against the Company. The Company believes it has several valid defenses and intends to vigorously contest these lawsuits.

                                                 AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                   SELECTED QUARTERLY FINANCIAL DATA

                                                              (unaudited)

         The  following  table  presents the  quarterly  results of  consolidated  operations  for 2003 and 2004 (dollars in thousands, except per share amounts):

          2003                    Mar. 31               June 30               Sept. 30                Dec. 31

Operating revenues*                $ 29,476              $ 42,912               $ 45,215                $ 55,248
Income (loss) before taxes            1,215                 5,417                  3,795                    (338)
Net earnings (loss)                   1,220                 3,814                  2,962                    (582)
Comprehensive income (loss)           1,569                 3,533                  2,299                  (1,387)

Net earnings (loss) per
    share:
Basic                                $ 0.26               $  0.80                 $ 0.62                $ (0.09)
Diluted                                0.25                  0.79                   0.58                  (0.09)

Common stock price ranges:
         High                        $ 7.33                $ 9.15                $ 13.60                  $ 14.00
         Low                           6.69                  6.18                   9.03                    11.85

           2004                     Mar. 31                June 30               Sept. 30                Dec. 31

Operating revenues*                $ 50,173              $ 54,629               $ 57,096                 $ 52,758
Income (loss) before taxes            4,811                 4,541                  4,448                    4,652
Net earnings (loss)                   3,650                 4,097                  3,258                    3,753
Comprehensive income (loss)           5,933                (1,439)                 6,639                    3,982

Net earnings (loss) per
    share:
Basic                                $ 0.53                $ 0.59                 $ 0.47                   $ 0.56
Diluted                                0.49                  0.55                   0.45                     0.52

Common stock price ranges:
         High                      $  16.00               $ 18.30                $ 15.21                  $ 16.45
         Low                          13.00                 13.50                   9.94                    12.83

        *Operating revenues are total revenues less realized gains and losses.

        During the fourth quarter of 2003, the Company incurred a net loss as a result of impairment of notes receivable.

                                          AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                                SCHEDULE II - CONDENSED BALANCE SHEETS

                                                      DECEMBER 31, 2003 AND 2004

                                                          2003                         2004
Assets

Investment in subsidiaries                            $ 71,477,707                   $ 91,915,835
Other investments:
    Fixed maturities                                    23,259,904                     10,246,304
    Common Stock                                                 -                      5,839,306
    Short term investments                                 446,372                        392,576
    Secured note receivable                              2,500,000                      2,500,000
    Total other investments                             97,683,983                    110,894,021
Cash and cash equivalents                                   36,577                         67,040
Accrued investment income                                  188,316                         84,137
Other assets                                               793,980                        165,497
Total assets                                          $ 98,702,856                   $111,210,695

Liability and shareholders' equity

Due to related party                                    $3,074,599                     $2,322,556
Accounts payable and accrued expenses                      185,134                          8,456
Total liabilities                                        3,259,733                      2,331,012

Preferred stock                                            100,000                        100,000

Common stock                                                69,108                         67,817
Additional paid in capital                              52,744,720                     51,067,506
Accumulated other comprehensive earnings, net            1,485,328                      1,843,418
Retained earnings                                       41,043,967                     55,800,942
Total shareholders' equity                              95,343,123                    108,779,683

Total liabilities and shareholders'equity              $98,702,856                   $111,210,695
See accompanying independent auditors' report.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                           SCHEDULE II - CONDENSED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                         2002                    2003                    2004
     Revenues:

         Investment income                              $159,585                $79,077                  $515,024
         Realized gains on sales of
           investments                                   297,394                      -                     7,283
         Other income (loss)                             180,877               (500,000)                        -

     Total Revenues                                      637,856               (420,923)                  522,304

     Expenses:
         Losses and LAE incurred                          53,522               (630,077)                        -
         Other underwriting expenses                     901,065                853,030                 1,792,178
             Total Expenses                              954,587                222,953                 1,792,178

     Net earnings (loss) before equity in net
         earnings of subsidiary                         (316,731)              (643,876)               (1,269,874)
         Equity in net earnings of
             subsidiary                                2,800,850              8,058,286                16,026,849
     Net earnings                                     $2,484,119             $7,414,410              $ 14,756,975

See accompanying independent auditors' Report.

                                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                                 SCHEDULE II - STATEMENTS OF CASH FLOW

                                             YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                        2002                     2003                      2004

Cash flow from operating activities:
  Net earnings (loss) before equity in
    earnings of subsidiary                            $   (316,731)          $   (643,876)          $    (1,269,874)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
  Change in operating assets and liabilities:
    Accrued investment income                              (58,310)               326,175                   104,179
    Premiums receivable/payable                            (43,472)               485,225                         -
    Due from/to affiliate                                3,522,003                856,898                  (752,043)
    Unpaid losses and loss adjustment expenses             328,246             (1,715,525)                        -
    Accounts payable and accrued expenses                  (49,062)                52,974                  (176,678)
    Assumed loss and LAE payable                           199,991               (199,991)                       -
  Other, net                                               627,751               (245,507)                  797,694
 Net cash provided by (used in) operating
    activities                                           4,210,416             (1,083,627)               (1,296,722)

Cash flow from investing activities:
  Decrease (increase) in investments                     2,762,347            (29,339,562)                7,428,345
  Investment in subsidiary                              (1,667,119)                     -                (4,307,242)
  Decrease (increase) in short term
     investments                                           186,742              (431,372)                    52,796
Net cash provided by (used in) investing
    activities                                           1,281,970            (29,770,934)                3,173,899

Cash flow from financing activities:
  Proceeds from sale of common stock                       395,281             26,876,525                   638,495
  Dividends paid                                        (1,701,302)                     -                        -
  Stock repurchase payments                               (186,489)                     -               (2,485,209)
Net cash provided by (used in) financing
    activities                                          (1,492,510)            26,876,525               (1,846,714)

Net (decrease) increase in cash                          3,999,876             (3,978,036)                   30,463
  Cash and cash equivalents, beginning of year              14,737              4,014,613                    36,577
  Cash and cash equivalents, end of year               $ 4,014,613               $ 36,577             $      67,040

See accompanying independent auditors' report.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                      SCHEDULE II - CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                             YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                          2002                   2003                     2004

   Net earnings                                         $ 2,484,119          $ 7,414,410             $  14,756,975

   Other comprehensive income (loss):
   Unrealized gains on securities  available-for
   sale,  net of minority  interest of $484,906,
   $(141,761) and $(108,334) for 2002,  2003 and
   2004, respectively.                                    3,280,750            1,154,202                   463,260

   Unrealized gains (losses) on hedging
   transactions                                                   -              (95,953)                   81,912

   Reclassification adjustment for realized
   (gains) losses included in net earnings,
   net of minority interest of $24,421,
   ($51,324) and $(86,986) for 2002, 2003 and
   2004, respectively.                                     (689,464)          (3,088,583)                 (121,149)

   Total other comprehensive income (loss)
   before income taxes.                                   2,591,286           (2,030,334)                  424,023

   Income tax expense (benefit) related to
   items of other comprehensive income.                     541,271             (630,673)                   65,933

   Other comprehensive income (loss)                      2,050,015           (1,399,661)                  358,090

   Total comprehensive income                           $ 4,534,134          $ 6,014,749              $ 15,115,065

See accompanying independent auditors' report.

                                              AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                          SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING

                                                PROPERTY-CASUALTY INSURANCE OPERATIONS

                                                        (dollars in thousands)

                  Column B    Column C   Column D   Column E   Column F    Column G       Column H        Column I   Column J   Column K

                            Reserves
                                for                                                   Claims and Claim   Amortiza-
                               Unpaid    Discount,                                       Adjustment       tion of
                  Deferred   Claims and  if any,                                          Expenses       Deferred
                   Policy      Claim     Deducted                            Net      Incurred Related   Policy      Other
                 Acquisition Adjustment  in         Unearned    Earned    Investment         to          Acquisition operating  Premiums
                   Costs      Expenses   Column C   Premiums   Premiums   Income (1)                       Costs     expenses    Written
                                                                                                                        (1)

                                                                                      Current    Prior

                                                                                        Year     Years
2002
Environmental     $2,446      $14,618        -       $11,736    $12,796         -    $ 5,906   $   66    $ 4,333           -    $15,187
E&S                4,795       30,208        -        27,088     37,162         -     18,942        -      8,735           -     46,194
Programs             515        9,779        -         5,325      6,724         -      4,624      279     (1,059)          -     10,217
Other Lines          795       15,016        -         6,536     16,900        -      10,825    1,389      3,158           -     15,325
Total             $8,551     $ 69,621        -       $50,685   $ 73,582    $4,388    $40,297   $1,734    $15,167     $19,843    $86,923

2003
Environmental    $ 3,318     $ 20,700        -       $16,528    $22,446         -     $9,818    $(457)   $ 6,441           -    $27,233
E&S                7,700       60,176        -        43,280     57,379         -     32,838    1,602     12,413           -     73,572
Programs              89       13,746        -         6,257     14,068         -      8,009      191        527           -     15,152
Other Lines          856       20,421        -         6,764     15,441         -      9,933    3,900      2,437           -     15,521
Total            $11,960     $115,043        -       $72,829   $109,334    $5,801    $60,598   $5,236    $21,818     $23,684   $131,478

2004
Environmental    $ 4,107     $ 32,889        -       $19,384    $32,152          -    $15,000   $   94    $ 7,729           -   $35,024
E&S                7,337      107,414        -        41,393     79,781          -     48,431    7,700     17,767           -    77,894
Programs              75       18,809        -         7,161     16,605          -      9,433    1,496        205           -    17,530
Other Lines           40       24,928        -           406      7,853          -      6,237    5,112        828           -     1,473
Total            $11,559     $184,040        -       $68,344   $136,391     $9,773    $79,101  $14,402    $26,529     $19,932  $131,921

(1)    The Company does not allocate net investment income or other operating expenses to the various business segments.

See accompanying independent auditors' report.

                                              AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                       SCHEDULE IV - REINSURANCE

                                             YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

                                                        (dollars in thousands)

                                                                        Assumed from                   Percentage of
                                                           Ceded to         Other                         Amount
              Property-Liability             Gross          Other         Companies         Net         Assumed to
           Insurance Premiums Earned        Amount        Companies                        Amount           Net

        United States
        December 31, 2002                 $ 137,049        $ 70,909       $   8,259    $   74,399            11.1%
        December 31, 2003                 $ 175,916        $ 75,268       $   8,486    $  109,134             7.8
        December 31, 2004                 $ 223,715        $ 91,324       $   4,000    $  136,391             2.9

        Bermuda
        December 31, 2002                         -           $ 817               -     $    (817)              -
        December 31, 2003                         -          $ (200)              -     $     200               -
        December 31, 2004                         -               -               -             -               -

        Combined Total
        December 31, 2002                 $ 137,049        $ 71,726       $   8,259    $   73,582            11.2
        December 31, 2003                 $ 175,916        $ 75,068       $   8,486    $  109,334             7.8
        December 31, 2004                 $ 223,715        $ 91,324       $   4,000    $  136,391             2.9

       See accompanying independent auditors' report.

                                                  AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                                  EXHIBIT 12

                                                      RATIO OF EARNINGS TO FIXED CHARGES

                                                                (in thousands)

                                                     2002                     2003                    2004

      Earnings
      Pre-tax earnings                               $ 3,403             $    10,090               $   18,453
      Plus:  Interest expense recognized                 716                   1,424                    1,398
      Total earnings                                   4,119                  11,514                   19,851

      Fixed charges
      Interest expenses for the period                   655                   1,345                    1,291
      Total fixed charges                            $   655             $     1,345               $    1,291

      Coverage Ratio                                    6.29                    8.56                    15.38

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of DirectorsAmerican
Safety Insurance Holdings, Ltd.

We consent to incorporation by reference in Registration Statement No.333-107203 on Form S-8 of our report dated March 11, 2005, relating to the consolidated financial statements of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2004 appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 25, 2005

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of DirectorsAmerican
Safety Insurance Holdings, Ltd.

We consent to incorporation by reference in Registration Statement No. 333-107203 on Form S-8 of our report dated March 24, 2004, relating to the consolidated balance sheet of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, cash flow, and comprehensive earnings for each of the years in the two-year period ended December 31, 2003, which appears in the December 31, 2004 Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. and subsidiaries.

/s/ KPMG LLP

Atlanta, Georgia
March 28, 2005

                                                                            Exhibit 99

                                                                 Harbour Village Development Status

                                                               (000)s except references to Condo Units

                                                                             (unaudited)

                                                                    Phase 1                                    Phase 2
                                                                         Townhouses

                                                   Marina            Oak                              The Links       The Links           Total
                                                   Condos          Hammock          Riverwalk           North           South             Condos          Boat Slips          Total
             12/31/2004

Planned Number of Condo Units and Boat Slips          248                 18             28                 188            188                670                142               812

Condo Units and Boat Slips under Contract             248                 18             28                 187            182                663                142               805
Value of Pre-sale Contracts (Note 1)               62,892              8,680         10,916              48,206         52,040            182,734             13,082           195,816

Number of Buildings                                     8                  4              6                   4              4                 26

Number of Closed Units                                248                 18             28                 187            181                662                142               804

Number of Buildings Complete by Task
  Building Foundation                                   8                  4              6                   4              4
  Vertical Building Completed                           8                  4              6                   4              4
  Interior Finish Completed                             8                  4              6                   4              4
  Certificate of Occupancy Received                     8                  4              6                   4              4

         4th Quarter Actual

Units Closed                                             -                -              -                    -             28                 28                  -                 28

Revenue Recognized

  Condos and Boat Slips                               $714              $172           $152                 $867       $10,009            $11,914               $236            $12,150

  Land Sales and Other Revenue                                                                                                                                                    1,747

Total Revenue                                                                                                                                                                   $13,900

Gross Profit Recognized

  Condos and Boat Slips                               $209               $96            $61                 $759         $4,189            $5,314               $172             $5,486

  Land Sales and Other Revenue                                                                                                                                                    1,240

Total Gross Profit                                                                                                                                                               $6,726

Other Expense (Income) Items                                                                                                                                                      (3,213)

Pre-Tax Profit                                                                                                                                                                   $3,513

             Actual 12/31/04 YTD

Units Closed                                             -                3               3                  16             181               203              4                    207

Sales Value of Closed Units                              -            1,985           1,254               5,329          51,650            60,218            505                 60,723

Revenue Recognized

  Condos and Boat Slips                               $603           $2,097          $1,364              $6,133         $52,199           $62,396           $708                 $63,104
  Land Sales and Other Revenue                                                                                                                                                     4,863
  Total Revenue                                                                                                                                                                  $67,967

Gross Profit Recognized

  Condos and Boat Slips                               $365             $218            $149              $2,184         $14,528           $17,444           $600                 $18,044
  Land Sales and Other Revenue                                                                                                                                                     2,530
    Total Gross Profit                                                                                                                                                            20,574

Other Expense (Income) Items                                                                                                                                                     (8,087)
Pre-Tax Profit                                                                                                                                                                   $12,487

Note 1 — No assurance can be given that purchasers under binding pre-sale contracts with deposits will close each contemplated transaction .

Note 2 — Other includes net brokerage commissions, advertising, promotion, and other general and administrative costs. These items are not allocated to specific buildings.

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