Form 10-Q
period 2005-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2005-05-13
CIK 783603

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005                 Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda Not Applicable (State or other jurisdiction (I.R.S. Employer of incorporation) Identification No.)

44 Church Street
    P.O.       Box HM2064
Hamilton HM HX, Bermuda
(Address, zip code of principal executive offices)
(441) 296-8560
(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes         No___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___     No

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on May 4, 2005 was 6,738,115.

                                    AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                                                     FORM 10-Q
                                                 TABLE OF CONTENTS

FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                    1

         Item 1.  Consolidated Financial Statements                                                               1

         Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition          18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                    26

         Item 4.  Controls and Procedures                                                                        26

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                              27

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                    27

         Item 3.  Defaults Upon Senior Securities                                                                28

         Item 4.  Submission of Matters to a Vote of Security Holders                                            28

         Item 5.  Other Information                                                                              28

         Item 6.  Exhibits                                                                                       28

SIGNATURES                                                                                                       29

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                                  December 31,                 March 31,
                                                                       2004                        2005
                                                                                               (Unaudited)
                           Assets
Investments:
   Fixed  maturity  securities  available  for sale, at fair       $286,057,489              $ 313,123,027
value
   Common stock, at fair value                                       15,081,360                 18,594,586
   Investment in real estate, at cost                                 2,005,440                    490,788
   Short-term investments                                            25,898,131                  8,233,865

         Total investments                                          329,042,420                340,442,266

Cash and cash equivalents                                            24,843,736                 25,285,911
Restricted cash                                                         144,500                          -
Accrued investment income                                             3,308,463                  3,076,224
Premiums receivable                                                  21,093,810                 26,534,375
Ceded unearned premium                                               25,454,691                 32,264,186
Reinsurance recoverable                                             145,524,068                147,497,227
Deferred income taxes                                                 9,080,990                 10,338,226
Deferred policy acquisition costs                                    11,559,188                 11,167,067
Property, plant and equipment                                         3,900,473                  3,950,743
Other assets                                                         10,207,637                  8,826,035
         Total assets                                             $ 584,159,976               $609,382,260

                                                                  December 31,                 March 31,
                                                                     2004                        2005
                                                                                               (Unaudited)
            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 321,623,730              $ 336,842,713
   Unearned premiums                                                 93,798,378                102,757,164
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                  2,382,317

   Ceded premiums payable                                            11,852,028                 16,986,704
   Escrow deposits                                                      144,500                          -
   Accounts payable and accrued expenses                             15,370,443                 14,834,825
   Loan payable                                                      13,019,489                 12,636,616
   Securities payable                                                         -                    812,244
   Funds held                                                         8,334,794                  7,932,281
   Minority interest                                                  4,750,782                  5,136,279

         Total liabilities                                          475,380,293                500,321,143

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2004,
     6,781,721 and March 31, 2005, 6,798,255 shares                      67,817                     67,983
   Additional paid-in capital                                        51,067,506                 51,202,206
   Retained earnings                                                 55,800,942                 59,447,285
   Accumulated other comprehensive income, net                        1,843,418                 (1,656,357)
         Total shareholders' equity                                 108,779,683                109,061,117
         Total liabilities and shareholders' equity               $ 584,159,976               $609,382,260

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Earnings
(unaudited)

                                                     Three Months Ended
                                                          March 31,

                                                    2004               2005

Revenues:

Direct premiums earned                            $53,972,080      $  55,245,400
Assumed premiums earned                             1,452,353              6,662
Ceded premiums earned                             (21,305,696)      (20,631,451)
    Net premiums earned                            34,118,737         34,620,611
  Net investment income                             2,071,112          3,156,381
  Net realized gains                                   25,411             52,232
  Real estate income                               13,952,154          2,309,000
  Other income                                         31,113              1,949
    Total revenues                                 50,198,527         40,140,173

Expenses:
  Losses and loss adjustment expenses              22,359,442         20,781,044
  Acquisition expenses                              6,610,218          7,126,379
  Payroll and related expenses                      2,623,376          2,966,986
  Real estate expenses                             11,493,835          2,264,529
  Other expenses                                    2,096,542          2,505,319
  Minority interest                                   174,111            587,898
  Expense due to rescission                            29,574             10,868
    Total expenses                                 45,387,098         36,243,023

Earnings before income taxes                        4,811,429          3,897,150

Income taxes                                        1,161,610            250,807

Net earnings                                      $ 3,649,819        $ 3,646,343

Net earnings per share:
  Basic                                                $ 0.53             $ 0.54
  Diluted                                              $ 0.49             $ 0.50

Average number of shares outstanding
  Basic                                             6,916,099          6,791,476
  Diluted                                           7,408,663          7,265,523

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,

                                                                                 2004                    2005

Cash flow from operating activities:
  Net earnings                                                              $3,649,819               $  3,646,343

  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                             (25,411)                   (52,232)
     Depreciation expense                                                      210,703                    218,597
     Amortization of deferred acquisition costs, net                          (105,645)                   392,121
     Amortization of premium                                                   436,860                    611,941
     Change in:
       Accrued investment and interest income                                  (21,291)                   232,239
       Premiums receivable                                                    (787,796)                (5,440,565)
       Reinsurance  recoverable,  payable  and  ceded  unearned
         premiums                                                           (7,231,541)               (12,886,486)
       Funds held                                                              (92,045)                  (402,513)
       Deferred income taxes                                                  (525,481)                  (324,115)
       Unpaid losses and loss adjustment expenses                           20,004,316                 15,218,983
       Unearned premiums                                                     3,930,026                  8,958,786

       Ceded premiums payable                                                7,223,722                  5,134,676
       Accounts payable and accrued expenses                                (4,264,202)                  (535,618)
       Deferred revenue                                                        (18,027)                         -
       Other, net                                                              216,999                  3,071,437
     Net cash provided by operating activities                              22,601,006                 17,843,594

Cash flow from investing activities:
  Purchases of fixed maturities                                            (11,855,739)               (42,342,488)
  Purchases of equity securities                                            (2,572,107)                (4,835,288)
  Proceeds from sale of fixed maturities                                     5,904,931                 10,311,929
  Proceeds from sale of equity investments                                      79,606                    802,383
  Decrease (increase) in short-term investments                            (19,936,030)                17,664,266
  Decrease notes receivable                                                  1,435,000                          -
  Decrease in real estate investment                                         5,576,910                  1,514,652
  Purchase of fixed assets, net                                               (563,410)                  (268,867)
     Net cash used in investing activities                                 (21,930,839)               (17,153,413)

Cash flow from financing activities:
  Proceeds from issuance of common stock                                        72,220                    134,867
  Repayment of loan payable                                                   (665,076)                  (382,873)
  Repayment of escrow deposits                                              (1,281,160)                  (144,500)
  Withdrawals of restricted cash                                                61,858                    144,500
     Net cash used in  financing activities                                 (1,812,158)                  (248,006)

     Net increase in cash and cash equivalents                              (1,141,991)                   442,175
Cash and cash equivalents at beginning of period                            32,153,379                 24,843,736
Cash and cash equivalents at end of period                                 $31,011,388                $25,285,911

Supplemental disclosure of cash flow information:
  Income taxes paid                                                        $ 1,228,270                $   264,810
  Interest paid                                                           $    340,213                $   248,067

See accompanying notes to consolidated financial statements (unaudited).

                              American Safety Insurance Holdings, Ltd. and Subsidiaries

                                   Consolidated Statements of Comprehensive Earnings
                                                      (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                           2004          2005

Net earnings                                                         $ 3,649,819   $ 3,646,343
   Other comprehensive earnings before income taxes:

   Unrealized     gains     (losses)    on    securities
     available-for-sale,  net of  minority  interest  of
     $90,279   and   $(212,671)   for  2004  and   2005,               3,242,572    (4,660,086)
     respectively

   Unrealized gains (losses) on hedging transaction                     (288,803)      280,785

   Reclassification   adjustment   for  realized   gains
     included in net earnings                                            (25,411)      (52,232)

   Total  other  comprehensive  earnings  (loss)  before               2,928,358    (4,431,533)
     taxes

   Income  tax  expense  (benefit)  related  to items of
     other   comprehensive   income,   net  of  minority
     interest of $0 and  $(1,363) for March 31, 2004 and                 645,498      (931,758)
     2005 respectively.

   Other  comprehensive  earnings  (loss)  net of income               2,282,860    (3,499,775)
     taxes

  Total comprehensive earnings                                        $5,932,679     $ 146,568

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2005

(unaudited)

Note 1 — Basis of Presentation

        The accompanying unaudited interim consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”), its subsidiaries and American Safety Risk Retention Group, Inc. (American Safety RRG), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and actuarial determinations subject to future changes are the Company’s liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the liability for unpaid losses and loss adjustment expenses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.

        The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of American Safety and its subsidiaries for the fiscal year ended December 31, 2004.

        The unaudited interim consolidated financial statements include the accounts of American Safety, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform to the 2005 presentation.

Note 2 — Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates.

        In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This pronouncement does not have a material effect on our financial statements.

        In December 2004, the FASB issued a revised version of SFAS 123, SFAS 123 (R) which finalizes the accounting for stock options. The Company plans to adopt SFAS 123 (R) in the first quarter of 2006 and does not expect the adoption to have a material effect on earnings.

Note 3 — Nature of Operations

        The following is a description of certain risks facing the Company:

        Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the Company in pricing its products beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates as well as new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

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

        Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will maintain and continue to maintain an office in Bermuda and American Safety and its Bermuda insurance subsidiary’s business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have the same operational structure as American Safety.

        However, because the Internal Revenue Code of 1986, as amended, Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda insurance subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda insurance subsidiary are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States.

        Credit Risk is the risk that issuers of securities owned by the Company or secured notes receivable will default or that other parties, including reinsurers that have obligations to the insurer, may not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral for secured note obligations and by maintaining sound reinsurance, credit and collection policies.

        Interest Rate Risk is the risk that interest rates may change and cause a decrease in the value of an insurer’s investments. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities.

        The Company’s fixed maturity holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed maturity portfolio is exposed to interest rate fluctuations; as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. The changes in the fair market value of the fixed maturity portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

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

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at December 31, 2004 and March 31, 2005 are as follows:

                                                                    Gross            Gross
                                                Amortized        unrealized       unrealized        Estimated
                                                   Cost             gains           losses        fair value

December 31, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $65,887,315           $800,811      $ 467,383        $66,220,743
      States of the U.S. and political
        subdivisions of the states              31,067,197            425,269        168,348         31,324,118
      Corporate securities                      90,742,305          1,618,821        650,822         91,710,304
      Mortgage-backed securities                97,243,632            306,453        747,761         96,802,324

        Total fixed maturities               $ 284,940,449      $   3,151,354    $ 2,034,314        286,057,489
        Common Stock                         $  14,001,929      $   1,455,131    $   375,700      $  15,081,360

March 31, 2005:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $67,559,999           $500,586    $ 1,074,052      $  66,986,533
      States of the U.S. and political
        subdivisions of the states              37,349,894            144,999        464,457         37,030,436
      Corporate securities                      96,351,260            766,529      1,415,602         95,702,187
      Mortgage-backed securities               115,150,144            120,292      1,866,565        113,403,871

        Total fixed maturities               $ 316,411,297       $  1,532,406    $ 4,820,676       $313,123,027
        Common stock                         $  18,034,833       $  1,240,149    $   680,396     $   18,594,586

Note 5 — Segment Information

        The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental, Excess and Surplus Lines (E&S) and Program Business.

        Real estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 6. In our Insurance Operations segment, Environmental writes insurance coverages for the environmental remediation industry. E&S lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program business facilitates the offering of insurance to homogeneous niche groups of risks.

        The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by multiple premium indicators, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the three months ended March 31, 2004 and March 31, 2005 (in thousands):

         March 31,              Real                          Insurance
            2004               Estate                                                            Other     Total

                                         Environmental       E&S       Programs      Other

Gross premiums written              -         $9,159      $27,897       $21,248      $1,050          -   $ 59,354
Net premiums written                -          7,072       23,787         3,074         624          -     34,557
Net premiums earned                 -          6,916       19,841         4,698       2,664          -     34,119
Losses and loss adjustment
   expenses                         -          2,864       13,235         3,053       3,207          -     22,359
Acquisition expenses                -          1,806        4,272           152         380          -      6,610
Underwriting profit (loss)          -         $2,246       $2,334        $1,493       $(923)         -   $  5,150

Income tax expense (benefit)$     937                      $      228                          $    (3)  $  1,162
Net earnings (loss)             1,521                           2,111                               18      3,650
Assets                         46,515                         511,417                              229    558,161
Equity                         13,598                          87,901                             (151)   101,348

         March 31,              Real                          Insurance
            2005               Estate                                                           Other      Total

                                         Environmental       E&S       Programs      Other
Gross premiums written              -        $13,594      $27,053       $23,060        $504          -   $ 64,211
Net premiums written                -         10,967       22,185         3,403         215          -     36,770
Net premiums earned                 -          8,745       21,104         4,398         374          -     34,621
Losses and loss adjustment
   expenses                         -          4,809       12,888         2,453         631          -     20,781
Acquisition expenses                -          2,393        4,546           140          47          -      7,126
Underwriting profit (loss)          -         $1,543       $3,670        $1,805       $(304)         -  $   6,714
Income tax expense (benefit)   $   16                       $     222                            $  13  $     251

Net earnings (loss)                28                           3,604                               14      3,646
Assets                          3,439                         605,940                                3    609,382
Equity                          2,575                         106,585                              (99)   109,061

        The Company conducts business in the following geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, and solvency monitoring, pricing and corporate taxation, among other things. The following provides key measurable information about the geographic segments for the three months ended March 31, 2004 and March 31, 2005 (in thousands):

       March 31, 2004             United States      Bermuda         Total
Income tax                      $    1,162           $      -     $   1,162
Net earnings                         2,079              1,571         3,650
Assets                             452,998            105,163       558,161
Equity                          $   53,786           $ 47,562     $ 101,348
       March 31, 2005             United States      Bermuda         Total
Income tax                      $      251           $      -     $     251
Net earnings                         1,593              2,053         3,646
Assets                             471,346            138,036       609,382
Equity                          $   55,927           $ 53,134     $ 109,061

Note 6 — Investment in Real Estate

        The Company’s investment in the development of the Harbour Village Golf and Yacht Club (“Harbour Village”) project is comprised of 173 acres of property in Ponce Inlet, Florida that was acquired through foreclosure on April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the basis of real estate.

        As of December 31, 2004 and March 31, 2005, the investment in real estate for the Harbour Village project is as follows (in thousands):

                                                      December 31, 2004    March 31, 2005
           Land                                                $  79              $   19
           Capitalized overhead, interest and taxes
                                                                 116                  28
           Work in process                                     1,810                 444
                  Total                                       $2,005               $ 491

        During the quarter ended March 31, 2005, the Company closed 6 condominium units and no boat slips at Harbour Village, and during the quarter ended March 31, 2004, the Company closed 36 condominium units and 1 boat slip. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred. At the end of March 31, 2005 the Harbour Village project was substantially complete and the Company had only two units left to close. These two units are expected to close in the second quarter of 2005.

Note 7 — Income Taxes

        Total income tax expense for the periods ended March 31, 2004 and 2005, were allocated as follows:

                                                     Three Months Ended
                                                         March 31,
                                                2004                  2005
Tax expense benefit) attributable to
   Income from continuing
     operations                            $  1,161,610          $  250,807

   Change in unrealized gains
     (losses) on hedging
     transactions                               (98,193)             95,467

   Change in unrealized gains
     (losses) on available for
     sale securities                            743,691          (1,028,588)

         Total                             $  1,807,108         $  (682,314)

        U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                   Current         Deferred             Total
         Three Months Ended
              March 31, 2004      $1,583,029        $(421,419)         $1,161,610
              March 31, 2005      $  574,926        $(324,119)         $  250,807

        The state income tax expense (benefit) aggregated $174,659 and $42,226 for the three months ended March 31, 2004 and 2005, respectively and is included in the current provision.

        Income tax expense (benefit) for the periods ended March 31, 2004 and 2005 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                  Three Months Ended
                                                        March 31,
                                               2004                  2005

Expected income tax expense                $1,635,886            $1,325,031
Foreign   earned  income  not
   subject to U.S. taxation                  (534,464)             (698,292)
Valuation allowance                                 -              (554,515)
State taxes and other                          60,188               178,583
                                           $1,161,610            $  250,807

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,           March 31,
                                                                                2004                  2005

           Deferred tax assets:

              Loss reserve discounting                                         $7,565,625       $  7,764,493
              Unearned premium reserves                                         3,145,646          3,250,654
              Unrealized loss on securities                                             -            645,059
              Difference between tax and GAAP basis of Harbour Village
               project.                                                           366,348                  -

              Difference between tax and GAAP method at Harbour Village
               project                                                            146,738                  -
              Warranty reserve                                                    282,556            190,515
              NOL Carryforward                                                     88,443                  -
              Other                                                               611,443            322,451
           Gross deferred tax assets                                           12,206,799         12,173,172
                Valuation allowance                                              (554,515)                 -
           Gross deferred tax assets after valuation allowance                 11,652,284         12,173,172

           Deferred tax liabilities:
               Deferred acquisition costs                                       2,033,536          1,834,946
               Unrealized gains on securities                                     288,062                  -
               Other                                                              249,696                  -
                  Gross Deferred tax liabilities                                2,571,294          1,834,946

                  Net deferred tax asset                                       $9,080,990        $10,338,226

           Deferred tax liabilities:

        We believe it is more likely than not that we will realize the full benefit of our deferred tax assets described herein; therefore, a valuation allowance has not been established against these assets. However, given the historical loss position of American Safety RRG, it previously established a 100% valuation allowance on its deferred tax assets totaling $554,515 at December 31, 2004. In the first quarter of 2005, RRG included as a reduction to income tax expense this valuation allowance as RRG’s judgment about the realizability of the deferred tax assets changed due to RRG’s profitability. This reduction in income tax expense was offset by an increase in minority interest expense and had no overall effect on the earnings or shareholders’ equity of the Company.

Note 8 — Goodwill and Intangibles

        Goodwill and indefinite-lived intangible assets are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life are to be amortized over their useful lives (but with no maximum life). The recorded indefinite-lived intangibles at December 31, 2004 and March 31, 2005 were $1,467,000.

        In accordance with the disclosure requirements of SFAS No. 142 there were no effects of goodwill on the net earnings for the three months ended March 31, 2004 and 2005.

Note 9 — Employee Stock Options

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

                                                   Three Months Ending
                                                         March 31,
                                                  2004                2005
                                           (In thousands, except per share amounts)

Net earnings:
   As reported                                  $ 3,650            $ 3,646
   Effect of stock options                         (209)             (487)

      Pro forma net earnings                    $ 3,441            $ 3,159

   Net earnings per share
      Basic  as reported                       $   0.53           $   0.54
      Basic - pro forma                        $   0.50           $   0.47

      Diluted - as reported                    $   0.49           $   0.50
      Diluted - pro forma                      $   0.46           $   0.43

Note10 Loans Payable

        Trust Preferred Offerings

         In 2003 American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used to support the growth of the Company’s insurance business, to repay short term debt and for general corporate purposes. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed by the Company commencing in five years from date of issue.

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

         Interest expense for the three months ended March 31, 2004 and March 31, 2005 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gains and (losses) on the interest rate swaps at December 31, 2004 and March 31, 2005 were $192,589 and $339,015 for American Safety Capital Trust and $14,724 and $119,635 for American Safety Capital Trust II, respectively. The interest rate swaps are 100% effective at March 31, 2005.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

        The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this report. All amounts and percentages are rounded.

        Earnings from insurance operations increased by 71% to $3.6 million from $2.1 million for the first quarter of 2004. Net earnings for the quarter ended March 31, 2005 were $3.6 million, or $0.50 per diluted share, compared to $3.6 million, or $0.49 per diluted share, for the same period of 2004. The Company’s net earnings are detailed as follows:

                                                    Quarter ended           Quarter ended
                                                   March 31, 2004          March 31, 2005

      Insurance Operations                           $2,110,829               $ 3,604,917
      Real Estate Operations                          1,521,118                    27,737
      Other,  including  realized  gains and
        (losses)                                         17,873                    13,689
      Net Earnings                                   $3,649,820               $ 3,646,343

        The increase in insurance earnings for the quarter was due to strong underwriting results combined with increased investment income. The underwriting results for the quarter were driven by an improved loss ratio, which decreased to 60% from 66% in the first quarter of 2004. The Company experienced no adverse reserve development in the first quarter of 2005. The decrease in real estate earnings for the quarter was due to the substantial completion of the Harbour Village project at the end of 2004.

        Total revenues for the first quarter of 2005 decreased 20% to $40 million as compared to the same quarter of 2004 due to a decrease in real estate revenues. For the quarter, revenue from insurance operations increased by 4% to $38 million from $36 million for the first quarter of 2004. Net premiums earned for the first quarter of 2005 increased 1.5% to $35 million from the same quarter of 2004 due to increases in earned premium in the Company’s core lines of business. Net investment income increased 52% to $3.2 million from $2.1 million in the first quarter of 2004 as a result of increased invested assets and an increase in the investment yield to 3.8% from 3.4%. Net cash flow generated from operations decreased to $18 million for the quarter compared to $23 million in the same quarter of 2004 due to an increase in paid losses.

        The Company’s book value per share remained unchanged at $16.04 compared to December 31, 2004 as a result of an unrealized loss on the Company’s investment portfolio due to rising interest rates.

        The following table sets forth the Company’s consolidated revenues (in thousands):

                                                        Quarter Ended March 31,
                                                                                2004
                                                                                 to
                                                  2004           2005           2005

Net premiums written:
Environmental                                   $  7,072     $  10,967           55.1%
Excess and Surplus                                23,787        22,185           (6.7)
Programs                                           3,074         3,403           10.7
Other                                                624           215          (65.5)
   Total net premiums
   written                                       $34,557       $36,770            6.4%

Net premiums earned:
Environmental                                   $  6,916      $  8,745           26.4%
Excess and Surplus                                19,841        21,104            6.4
Programs                                           4,698         4,398           (6.4)
Other                                              2,664          374           (86.0)
    Total net premiums earned                     34,119        34,621            1.5

Net investment income                              2,071         3,156           52.4
Net realized gains                                    25            52          108.0
Real estate income                                13,952         2,309          (83.5)
Other income                                          32             2          (93.8)

Total Revenues                                   $50,199       $40,140         (20.0)%

The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                  Quarter ended March 31,
                                                   2004           2005
Insurance operations
      Loss & loss adjustment expense ratio         65.5%          60.0%
      Expense ratio                                32.3           34.5
                  Combined ratio                   97.8%          94.5%

Net Premiums Earned

    Environmental.     Net earned premiums increased to $8.7 million for the first three months of 2005 as compared to $6.9 million for the same period of 2004. Net written premiums increased to $10.9 million for the first three months of 2005 as compared to $7.1 million for the same period of 2004. While the Company expects growth in 2005, the growth experienced in the first quarter is not indicative of what is anticipated for the year. Most of the growth in this segment for the first quarter was attributable to increased production in the Company’s Prostar online rating and quoting system, in addition to premium production in the Company’s regional office in Denver, Colorado. The Company has experienced a slight decline in premium rates over 2004 due to increased competition and the overall change in pricing conditions in the market place. Despite the changing market conditions, the Company is comfortable with its plan to grow this segment.

    Excess and Surplus.     Net earned premiums increased to $21.1 million for the first three months of 2005 as compared to $19.8 million for the same period of 2004. Net written premiums decreased to $22.2 million for the first three months of 2005 as compared to $23.8 million for the same period of 2004. Thus far in 2005, premium rates have leveled and in some cases have declined due to less business being shifted out of the standard markets and a softening of pricing in the market place. This change in market conditions has resulted in a reduction in the volume of new business and renewal rates from 2004 levels. Despite the changing market, the Company has maintained its disciplined underwriting approach and consistent policy terms and conditions. Construction risks make up a majority of the book of business written by this segment and the insurance market for residential construction risks continue to be one of the hardest market segments. The Company believes this segment of the market offers some modest growth opportunities. The Company’s objective is to maintain its underwriting and pricing discipline and continue to monitor pricing conditions on an individual risk basis.

    Programs.     Net earned premiums decreased to $4.4 million for the first three months of 2005 as compared to $4.7 million for the same period of 2004. Net written premiums increased to $3.4 million for the first three months of 2005 as compared to $3.1 million for the same period of 2004. Net written premiums increased due to the addition of three new programs in the second half of 2004 and the continued growth in the Company’s pest control program. Net earned premiums decreased due to a decrease in the Company’s commercial auto liability program and lawyers liability program offset by an increase in the pest control program and the addition of the three new programs. It is not unusual for the Company to experience premium variances due to seasonal fluctuations on individual programs and the time it takes a program to become fully operational, coupled with the run-off of expiring programs. The Company continued its growth of fully funded polices in 2005, where the Company acts as the policy issuing carrier and the insured collateralizes the policy aggregate limit. Fee income earned in the first three months of 2005 was $160,000 as compared to $30,000 for the same period of 2004. The Company foresees combined growth opportunities for this product in the health care, residential construction and product manufacturing areas.

    Other.    Net earned premiums decreased to $0.3 million for the first three months of 2005 as compared to $2.7 million for the same period of 2004. Net written premiums decreased to $0.2 million for the first three months of 2005 as compared to $0.6 million for the same period of 2004. Net earned and net written premiums decreased as the Company’s assumed liability program and workers&acute; compensation business were put in run-off in 2004. This decrease was coupled with an increase in the Company’s surety business. The surety business grew as it was offered as a supporting product line to the environmental segment.

Net Investment Income

    Net investment income increased to $3.2 million for the first three months of 2005 as compared to $2.1 million for the same period of 2004 due to higher levels of invested assets generated primarily by positive cash flows from operations and an increased investment yield. Average invested assets increased to $333.5 million for the first three months of 2005 as compared to $244.4 million for the same period of 2004. The pre-tax and after tax yields were 3.8% and 3.1% compared to 3.4% and 2.7% for the first three months of 2005 and 2004, respectively. The increase in yield is consistent with the overall market rate increases.

Net Realized Gains

    Net realized gains increased to $52,000 for the first three months of 2005 as compared to $25,000 for the same period of 2004. Sales of investments are generally the result of implementing investment strategies to maximize investment income.

Real Estate Income

    Real estate revenue decreased to $2.3 million for the first three months of 2005 as compared to $14.0 million for the same period of 2004 due to decreased closings of units. During the quarter the Company closed 6 units compared to 36 units in the same period ended in 2004. At the end of 2004 the Harbour Village project was substantially complete as most units are sold and closed. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village are being redeployed into the Company’s insurance operations.

Loss and Loss Adjustment Expense Ratio

    The Company’s loss ratio decreased by 5.5 percentage to 60.0% for the first three month of 2005 as compared 65.5 % for the same period of 2004. The decrease was attributable to the Company experiencing no adverse loss development for the first three months of 2005 compared to $2.8 million in adverse loss development for the same period of 2004.

Acquisition Expenses

    Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Acquisition expenses were $7.1 million for the first three months of 2005 as compared to $6.6 million for the same period of 2004. Acquisition expenses as a function of net earned premiums were 20% at March 31, 2005, and 19% at March 31, 2004.

Real Estate Expenses

    Real estate expenses decreased to $2.3 million for the first three months of 2005 as compared to $11.5 million for the same period of 2004 due to decreased closings of units. During the quarter the Company closed 6 units compared to 36 units in the same period ended in 2004.

Minority Interest Expense

    Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG, a valuation allowance on it net deferred tax assets had been established. In the first quarter of 2005, RRG included in income the reduction of this valuation allowance (totaling $554,515) as RRG’s judgment about the realizability of its’ deferred tax assets changed due to RRG’s profitability. As a result minority interest for the first three months of 2005 increased to $588,000 as compared to $174,000 for the same period of 2004.

Payroll and Other Expenses

    Payroll and other expenses were $5.5 million for the first three months of 2005 as compared to $4.7 million for the same period of 2004. The change is primarily due to an increase in staff count, and expenses associated with the Sarbanes-Oxley implementation.

Income taxes

    The effective tax rate excluding the effects of RRG described above were 18% for the first three months of 2005 as compared to 21% for the same period of 2004. The decrease in effective tax rate was due to a decrease in real estate earnings.

Operations by Geographic Segment

    Net Income. Net income from the Company’s Bermuda operations increased to $2.1 million for the first three months of 2005 as compared to $1.6 million for the same period of 2004. This increase is primarily from an increase in assumed business from the Company’s U.S insurance companies. Net income from U.S. operations decreased to $1.6 million for the first thee months of 2005 as compared to $2.1 million for the same period of 2004. This decrease is due to a decrease in real estate income as the Harbour Village project was substantially complete at the end of 2004.

Liquidity and Capital Resources

    The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Since 2000 the Company has operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. During 2004, the Company began to experience a leveling of premium rates due to entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to allow for variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

    Net cash provided from operations was $17.8 million for the quarter ended March 31, 2005, and $23.0 million for the quarter ended March 31, 2004. This decrease was caused by increased loss payments, which increased to $11.7 million from $6.2 million in the same period of 2004.

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

Reserves

    Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i)reported claims and (ii)incurred but not reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. If, the net loss reserves were to increase by 5% this would reduce pre-tax income by $9.7 million. If, the net loss reserves were to decrease by 5% this would increase pre-tax income by $9.7 million.

    With respect to reported claims, case reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

    In establishing product line IBNR reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The first method uses industry expected losses adjusted for our experience while the last method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

    However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed our reserves.

Forward Looking Statements

    This report contains forward-looking statements within the meaning of United States’ securities laws that are intended to be covered by the safe harbors created thereby. Such statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, future insurance claims and losses, and completion and profitability of the Harbour Village real estate project, as presented in the Company’s consolidated financial statements. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

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

    The Company’s market risk has not changed materially since December 31, 2004.

Item 4. Controls and Procedures

    Evaluation of Disclosure Controls and Procedures

    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report, concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

Changes in Internal Control

    There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

    Acquisition Rescission Litigation. In April 2000, we filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the seller’s breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The defendants filed several motions for summary judgment opposing our claims. In September 2002, the Court entered an order granting the defendant’s motions for summary judgment. However, the Court did not rule that the representations and warranties of the defendant in the definitive agreements were correct. The Court also granted our motions on various counterclaims. We filed a motion for reconsideration with respect to the Court’s order which the Court denied in November 2002. In August 2003, we filed a motion requesting the Court certify its previous order granting the defendant’s motion for summary judgment as final so that we could appeal the adverse rulings, however the Court denied our motion in December 2003. In 2004 the Company accrued $1.4 million of additional expense as a result of an adverse ruling in March 2005. It is anticipated that the remaining issues (i.e. disposition of escrowed shares and defendant’s claim for attorney’s fees) in the case will be determined by the Court, without a trial, in 2005. Thereafter, we will have the right to appeal all adverse prior rulings in the case.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None.

Item 6. Exhibits

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
                     2002

         32.1        Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                     2002

         32.2        Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                      2002

                                                Signatures

         Pursuant to the  requirements  of the  Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2005.

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
                                                      Chief Financial Officer
                                                      (Principal Financial Officer)

                                                     Exhibit 11

                              American Safety Insurance Holdings, Ltd. and subsidiaries
                                          Computation of Earnings Per Share

                                                                      Three Months Ended

                                                                  March 31,         March 31,
                                                                    2004               2005

Basic:
Earnings available to common
shareholders........................                            $3,649,819        $3,646,343

Weighted average common shares
outstanding.........................                             6,916,099         6,791,476

Basic earnings per common shares ...                          $       0.53        $     0.54

Diluted:
Earnings available to common
shareholders..........................                        $  3,649,819       $ 3,646,343

Weighted average common shares
outstanding............................                          6,916,099         6,791,476

Weighted average common shares
equivalents associated with options....                            492,564           474,047

Total weighted average common
shares.................................                          7,408,663         7,265,523

Diluted earnings per common
shares..............................                          $      0.49         $     0.50

                                                                                       Exhibit 31.1

                        Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

     I, Stephen R. Crim certify that:

     1.       I have reviewed this quarterly report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

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

              (b)      Evaluated the effectiveness of the registrant's  disclosure  controls and procedures and presented  in this Report our  conclusions  about the  effectiveness  of the  disclosure controls  and  procedures,  as of the end of the period  covered by this report based on such evaluation; and

              (c)      Disclosed  in  this  report  any  change  in  the  registrant's  internal  control  over financial  reporting that occurred  during the  registrant's  most recent fiscal quarter
                       (the  registrant's  fourth  fiscal  quarter  in the case of an annual  report)  that has materially  affected,  or is reasonably  likely to materially  affect,  the registrant's internal control over financial reporting;

     5.       The  registrant's  other  certifying  officer(s) and I have  disclosed,  based on our most recent evaluation of internal control over financial  reporting,  to the  registrant's  auditors and the audit  committee  of  registrant's  board of  directors  (or persons  performing  the  equivalent function):

              (a)      All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal  control over  financial  reporting  which are  reasonably  likely to adversely affect the  registrant's  ability to record,  process,  summarize  and report  financial information; and

              (b)      Any fraud,  whether or not  material,  that involves  management or other  employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 13, 2005                                                     /s/ Stephen R. Crim
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

                  (b)      Evaluated the effectiveness of the registrant's  disclosure  controls and procedures and presented  in this Report our  conclusions  about the  effectiveness  of the  disclosure controls  and  procedures,  as of the end of the period  covered by this report based on such evaluation; and

                  (c)      Disclosed  in  this  report  any  change  in  the  registrant's  internal  control  over financial  reporting that occurred  during the  registrant's  most recent fiscal quarter
                           (the  registrant's  fourth  fiscal  quarter  in the case of an annual  report)  that has materially  affected,  or is reasonably  likely to materially  affect,  the registrant's internal control over financial reporting;

         5.       The  registrant's  other  certifying  officer(s) and I have  disclosed,  based on our most recent evaluation of internal control over financial  reporting,  to the  registrant's  auditors and the audit  committee  of  registrant's  board of  directors  (or persons  performing  the  equivalent function):

                  (a)      All  significant  deficiencies  and  material  weaknesses  in the design or operation of internal  control over  financial  reporting  which are  reasonably  likely to adversely affect the  registrant's  ability to record,  process,  summarize  and report  financial information; and

                  (b)      Any fraud,  whether or not  material,  that involves  management or other  employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 13, 2005                                                     /s/ Steven B. Mathis
                                                                       Steven B. Mathis
                                                                       Chief Financial Officer
                                                                       American Safety Insurance Holdings, Ltd.

                                                                               Exhibit 32.1

                                      Certification Pursuant to §906 of the
                                            Sarbanes-Oxley Act of 2002

         The  undersigned,  as the Chief Executive  Officer of American Safety  Insurance  Group,  Ltd.,  certifies that,  to the best of his knowledge  and belief,  the Quarterly  Report on Form 10-Q for the period ended March 31,
2005,  which  accompanies  this  certification  fully  complies  with  the  requirements  of  Section  13(a) of the
Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American Safety Insurance Group, Ltd. at the  dates  and  for  the  periods  indicated.  The  foregoing  certification  is  made  pursuant  to§906  of the
Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: May 13, 2005                                   /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     Chief Executive Officer

        A signed original of this written statement required by § 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by § 906, has been provided to American Safety Insurance Holdings, Ltd. and will be retained by American Safety Insurance Holdings, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

        The information in this Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

                                      Certification Pursuant to § 906 of the
                                            Sarbanes-Oxley Act of 2002

         The  undersigned,  as the Chief Financial  Officer of American Safety  Insurance  Group,  Ltd.,  certifies that,  to the best of his knowledge  and belief,  the Quarterly  Report on Form 10-Q for the period ended March 31,
2005,  which  accompanies  this  certification  fully  complies  with  the  requirements  of  Section  13(a) of the
Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American Safety Insurance Group, Ltd. at the  dates  and  for  the  periods  indicated.  The  foregoing  certification  is  made  pursuant  to § 906  of the
Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: May 13, 2005                                   /s/ Steven B. Mathis
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

         The  information  in this  Exhibit  32.1 shall not be deemed  "filed"  for  purposes  of Section 18 of the
Securities  Exchange Act of 1934, as amended,  nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.