Form 10-Q
period 2005-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2005-08-15
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

_________________

FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation)
Not Applicable (I.R.S. Employer Identification No.)

44 Church Street
P.O.Box HM2064
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

The aggregate number of shares outstanding of Registrant’s common stock, $.01 par value, on August 4, 2005 was 6,700,323.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                                    December 31,                 June 30,
                                                                        2004                       2005
                                                                                               (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale                    $  286,057,489           $  320,612,143
   Common stock                                                        15,081,360               20,764,706
   Investment in real estate                                            2,005,440                        -
   Short-term investments                                              25,898,131               16,493,283
         Total investments                                            329,042,420              357,870,132

Cash and cash equivalents                                              24,843,736               23,209,077
Restricted cash                                                           144,500                        -
Accrued investment income                                               3,308,463                3,732,738
Premiums receivable                                                    21,093,810               21,558,429
Ceded unearned premium                                                 25,454,691               28,473,251
Reinsurance recoverable                                               145,524,068              155,435,979
Deferred income taxes                                                   9,080,990                9,224,192
Deferred policy acquisition costs                                      11,559,188               11,150,782
Property, plant and equipment                                           3,900,473                4,142,728
Other assets                                                           10,207,637                8,759,140

         Total assets                                              $  584,159,976           $  623,556,448
                                                                   ==============           ==============

See accompanying notes to consolidated financial statements (unaudited).

                                                                     December 31,                June 30,
                                                                        2004                       2005
                                                                                                 (Unaudited)

Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 321,623,730              $ 354,536,534
   Unearned premiums                                                 93,798,378                 99,873,234
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                          -
   Ceded premiums payable                                            11,852,028                 12,851,206
   Escrow deposits                                                      144,500                          -
   Accounts payable and accrued expenses                             15,370,443                 14,671,377
   Loan payable                                                      13,019,489                 12,828,092
   Funds held                                                         8,334,794                  9,565,628
   Minority Interest                                                  4,750,782                  5,257,559

         Total liabilities                                          475,380,293                509,583,630

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2004,
     6,781,721 and June 30, 2005, 6,700,323 shares                       67,817                     67,003
   Additional paid-in capital                                        51,067,506                 49,113,014
   Retained earnings                                                 55,800,942                 62,586,039
   Accumulated other comprehensive income, net                       1,843,418                   2,206,762

         Total shareholders' equity                                 108,779,683                113,972,818

         Total liabilities and shareholders' equity               $ 584,159,976               $623,556,448
                                                                  =============               ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Earnings
(unaudited)

                                                  Three Months Ended                         Six Months Ended
                                                         June 30,                               June 30,
                                                2004                2005                2004                  2005

Revenues:
Direct premiums earned                       $  53,093,944      $  59,076,332        $ 107,066,024      $ 114,321,732
Assumed premiums earned                          1,588,554                  -            3,040,907              6,662
Ceded premiums earned                          (22,592,774)      (24,541,747)          (43,898,470)       (45,173,198)
    Net premiums earned                         32,089,724        34,534,585            66,208,461         69,155,196

  Net investment income                          2,249,139         3,427,475             4,320,251          6,583,856
  Net realized gains (losses)                       (5,139)          (96,697)               20,272            (44,465)
  Real estate income                            20,176,157           691,078            34,128,311          3,000,078
  Other income                                     113,511            33,807               144,624             35,756
    Total revenues                              54,623,392        38,590,248           104,821,919         78,730,421

Expenses:
  Losses and loss adjustment expenses           24,555,449        21,507,779            46,914,891         42,288,823
  Acquisition expenses                           6,513,912         6,883,652            13,124,130         14,010,031
  Payroll and related expenses                   2,705,771         3,181,498             5,329,147          6,148,484
  Real estate expenses                          16,993,188           423,933            28,487,023          2,688,462
  Other expenses                                   896,898         3,199,767             2,993,440          5,705,086
  Minority interest                                162,543           (48,616)              336,654            539,282
  Expense due to rescission                    (1,745,544)            11,561            (1,715,970)            22,429
    Total expenses                              50,082,217        35,159,574            95,469,315         71,402,597

Earnings before income taxes                     4,541,175         3,430,674             9,352,604          7,327,824
Income taxes                                       444,406           291,920             1,606,016            542,727
Net earnings                                   $ 4,096,769      $  3,138,754          $  7,746,588      $   6,785,097
                                               ===========      ============          ============      =============

Net earnings per share:
  Basic                                             $ 0.59            $ 0.47                $ 1.12            $ 1.00
  Diluted                                           $ 0.55            $ 0.44                $ 1.04            $ 0.94

Average number of shares outstanding:
  Basic                                          6,923,237         6,718,269             6,919,668          6,754,670
                                                 =========         =========             =========          =========
  Diluted                                        7,447,155         7,118,651             7,419,104          7,197,091
                                                 =========         =========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow
(unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 2004                    2005

Cash flow from operating activities:
  Net earnings                                                              $7,746,588               $ 6,785,097
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains/(losses) on investments                                    (20,272)                   44,465
     Depreciation expense                                                      427,157                   469,877
     Deferral of acquisition costs, net                                        387,617                   408,406
     Amortization of premium                                                 1,182,156                 1,121,351
     Change in:
       Accrued investment income                                              (604,960)                 (424,275)
       Premiums receivable                                                   7,725,881                  (464,619)
       Reinsurance recoverable and ceded unearned premiums                 (16,994,933)              (19,416,618)
       Funds held                                                              360,676                 1,230,834
       Deferred income taxes                                                   (11,934)                (454,458)
       Unpaid losses and loss adjustment expenses                           47,033,915                32,912,804
       Unearned premiums                                                     3,132,615                 6,074,856
       Ceded premiums payable                                                  428,316                   999,178
       Accounts payable and accrued expenses                                (3,714,829)                 (699,066)
       Deferred revenue                                                        (41,437)                        -
       Other, net                                                           (3,044,159)                2,319,056
     Net cash provided by operating activities                              43,992,397                30,906,888

Cash flow from investing activities:
  Purchases of fixed maturities                                            (51,298,446)              (62,292,659)
  Purchases of equity securities                                            (5,577,948)               (6,854,709)
  Proceeds from sale of fixed maturities                                    11,676,950                27,364,190
  Proceeds from sale of equity investments                                     128,709                   908,376
  (Increase) decrease in short-term investments                             (4,652,790)                9,404,848
  Decrease in notes receivable                                               1,435,000                         -
  Decrease of investment in real estate                                     17,390,079                 2,005,440
  Purchase of fixed assets, net                                               (341,248)                 (712,132)

     Net cash used in investing activities                                 (31,239,694)              (30,176,646)

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow (Continued)
(unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,

                                                                                 2004                    2005

Cash flow from financing activities:
  Proceeds from issuance of common stock                                       247,771                 772,210
  Stock repurchase payments                                                          -              (2,945,714)
   Repayment of  loan payable                                               (9,117,350)               (191,397)
  Repayment of escrow deposits                                              (3,789,738)               (144,500)
  Withdrawals of restricted cash                                                17,815                 144,500
     Net cash used in financing activities                                 (12,641,502)             (2,364,901)

     Net increase (decrease) in cash and cash equivalents                      111,201              (1,634,659)
Cash and cash equivalents at beginning of period                            32,153,379              24,843,736
Cash and cash equivalents at end of period                                 $32,264,580             $23,209,077
                                                                           ===========              ===========

Supplemental disclosure of cash flow:
  Income taxes paid                                                       $  1,925,270            $     287,259
                                                                          ============            =============
  Interest paid                                                          $     636,832            $     489,305
                                                                         =============            =============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income
(unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                    June 30,                       June 30,
                                                              2004            2005            2004           2005

Net earnings                                               $ 4,096,769    $ 3,138,754    $ 7,746,588    $ 6,785,097
   Other comprehensive income before income taxes:

   Unrealized  gains  (losses) on  securities  available
   for sale, net of minority  interest of $(435,113) and
   $288,541  for the three  months  ended June 30,  2004
   and 2005,  respectively,  and  $(294,027) and $75,870
   for the six  months  ended  June 30,  2004 and  2005,    (7,618,574)     5,068,766     (4,376,002)       408,680
   respectively.

   Unrealized gains (losses) on hedging transactions           535,786       (167,696)       246,983        113,089

   Reclassification  adjustment for realized (gains) and
   losses  included  in net  earnings,  net of  minority
   interest  of  $(29,548)  and $0 for the three  months
   ended  June  30,  2004  and  2005   respectively  and
   $(29,548)  and $0 for the six  months  ended June 30,
   2004 and 2005, respectively.                                (24,409)        96,697        (49,820)        44,465

   Total other comprehensive income (loss) before taxes     (7,107,197)     4,997,767     (4,178,839)       566,234

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of $0 and  $109,733  for the three  months ended June
   30, 2004 and 2005  respectively  and $0 and  $108,370
   for the six  months  ended  June 30,  2004 and  2005,
   respectively.
                                                            (1,571,065)     1,134,646       (925,567)       202,888

   Other comprehensive income (loss) net of income taxes    (5,536,132)     3,863,121     (3,253,272)       363,346

  Total comprehensive income (loss)                       $ (1,439,363)    $7,001,875     $ 4,493,316   $ 7,148,443
                                                          ============     ==========     ===========   ===========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2005
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

        The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of American Safety and its subsidiaries for the fiscal year ended December 31, 2004.

        The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2005 presentation.

Note 2 — Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates.

        In December 2004, the FASB issued a revised version of SFAS 123, SFAS 123 (R), Share based payments, which finalizes the accounting for stock options. The statement requires that compensation related to share based payment transaction be recognized in the financial statements. The Company plans to adopt SFAS 123 (R) in the first quarter of 2006 and does not expect the adoption to have a material effect on earnings

Note 3 – Business Risks

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

        Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company’s United States subsidiaries are subject to taxation in the United States.

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

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at December 31, 2004 and June 30, 2005 are as follows:

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized        Estimated
                                                     cost              gains           losses          fair value

December 31, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $  65,887,315          $800,811      $   467,383      $  66,220,743
      States of the U.S. and political
        subdivisions of the States                31,067,197           425,269          168,348         31,324,118
      Corporate securities                        90,742,305         1,618,821          650,822         91,710,304
      Mortgage-backed securities                  97,243,632           306,453          747,761         96,802,324
        Total fixed maturities:                 $284,940,449        $3,151,354       $2,034,314       $286,057,489
                                                ============        ==========       ==========       ============

   Common stock                               $   14,001,929        $1,455,131       $  375,700     $   15,081,360
                                              ==============        ==========       ==========     ==============

June 30, 2005:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                $76,989,187       $ 1,060,739      $   372,202      $  77,677,724
      States of the U.S. and political            39,614,763           789,556           79,841         40,324,478
        subdivisions of the States
      Corporate Securities                        91,375,682         1,530,617          799,527         92,106,772
      Mortgage-backed securities                 110,644,678           431,638          573,147        110,503,169
        Total fixed maturities                  $318,624,310        $3,812,550       $1,824,717       $320,612,143
                                                ============        ==========       ==========       ============

   Common stock                               $   20,027,052        $1,508,623      $   770,969      $  20,764,706
                                              ==============        ==========      ===========      =============

Note 5 — Segment Information

         The Company initially segregates its business into the following segments: Real Estate and Insurance Operations. The Insurance Operations segment is further classified into three reportable segments: Environmental, Excess and Surplus Lines (E&S) and Program Business.

        Real estate consists of the Harbour Village project in Ponce Inlet, Florida, as discussed in Note 6. In our Insurance Operations segment, Environmental writes insurance coverages for the environmental remediation industry. E&S Lines provides commercial casualty insurance coverages, generally in the area of construction and products liability. Program Business facilitates the offering of insurance to homogeneous niche groups of risks.

        The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the six months ended June 30, 2004 and June 30, 2005 (in thousands):

          June 30,              Real                          Insurance
            2004               Estate                                                            Other     Total
                                         Environmental       E&S      Programs      Other

Gross premiums written              -         22,290       47,379        41,993       1,426          -    113,088
Net Premiums written                -         17,678       38,472         7,584         727          -     64,461
Net premiums earned                 -         14,636       38,400         7,731       5,442          -     66,209
Losses and loss adjustment
   expenses                         -          6,451       27,365         4,851       8,248          -     46,915
Acquisition expenses                -          3,778        8,098           101       1,147          -     13,124
Underwriting profit/(loss)          -          4,407        2,937         2,779      (3,953)         -      6,170
Income tax/(benefit)            2,122                          (1,122)                             606      1,606
Net earnings                    3,518                             420                            3,809      7,747
Assets                         37,332                         515,773                              260    553,365
Equity                         15,449                          84,765                             (130)   100,084

         June 30,              Real                          Insurance
            2005               Estate                                                           Other      Total
                                         Environmental       E&S       Programs      Other

Gross premiums written              -         27,290       48,035        44,136         942          -    120,403
Net Premiums written                -         24,124       38,340         9,312         435          -     72,211
Net premiums earned                 -         18,522       40,962         9,082         589          -     69,155
Losses and loss adjustment
   expenses                         -         10,187       24,857         5,379       1,866          -     42,289
Acquisition expenses                -          4,637        9,300           254        (181)         -     14,010
Underwriting profit/(loss)          -          3,698        6,805         3,449      (1,096)         -     12,856
Income tax/(benefit)              118                             445                              (20)       543
Net earnings/(loss)               193                           6,654                              (62)     6,785
Assets                          3,924                         619,695                              (63)   623,556
Equity                          2,740                         111,334                             (101)   113,973

        Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the geographic segments for the six months ended June 30, 2004 and June 30, 2005 (in thousands):

        June 30, 2004                 United States                     Bermuda                      Total
Income tax                             $ 1,606                              -                       1,606
Net earnings                             2,830                          4,917                       7,747
Assets                                 421,205                        132,160                     553,365
Equity                                  51,458                         48,626                     100,084

       June 30, 2005                 United States                      Bermuda                      Total
Income tax                                 543                              -                         543
Net earnings                             2,381                          4,404                       6,785
Assets                                 474,185                        149,371                     623,556
Equity                                  58,902                         55,071                     113,973

        The following table presents key financial data by segment for the three months ended June 30, 2004 and June 30, 2005 (in thousands):

          June 30,              Real                          Insurance
            2004              Estate                                                            Other     Total

                                         Environmental       E&S       Programs      Other

Gross premiums written              -         13,131       19,482        20,745         376          -     53,734
Net Premiums written                -         10,606       14,685         4,510         103          -     29,904
Net premiums earned                 -          7,720       18,559         3,033       2,778          -     32,090
Losses and loss adjustment
   expenses                         -          3,587       14,130         1,798       5,040          -     24,555
Acquisition expenses                -          1,972        3,826           (51)        767          -      6,514
Underwriting profit/(loss)          -          2,161          604         1,286      (3,030)         -      1,021
Income tax/(benefit)            1,185                          (1,350)                             609        444
Net earnings/(loss)             1,997                          (1,691)                           2,791      4,097

          June 30,              Real                          Insurance
            2005               Estate                                                          Other     Total
                                         Environmental       E&S       Programs     Other

Gross premiums written              -         13,696       20,982        21,076         438          -     56,192
Net Premiums written                -         13,157       16,155         5,909         220          -     35,441
Net premiums earned                 -          9,777       19,858         4,684         215          -     34,534
Losses and loss adjustment
   expenses                         -          5,378       11,969         2,926       1,235          -     21,508
Acquisition expenses                -          2,244        4,754           114        (288)         -      6,884
Underwriting profit/(loss)          -          2,155        3,135         1,644        (792)         -      6,142
Income tax/(benefit)              102                             223                              (33)       292
Net earnings/(loss)               165                           3,049                              (75)     3,139

        The following provides key measurable information about the geographic segments for the three months ended June 30, 2004 and June 30, 2005 (in thousands):

         June 30, 2004                 United States                  Bermuda                       Total
Income tax                                 444                              -                         444
Net earnings                               751                          3,346                       4,097
         June 30, 2005                 United States                  Bermuda                       Total
Income tax                                 292                              -                         292
Net earnings                               788                          2,351                       3,139

Note 6 — Investment in Real Estate

        The Company’s investment in the development of the Harbour Village Golf and Yacht Club (“Harbour Village”) project was comprised of 173 acres of property in Ponce Inlet, Florida that was acquired through foreclosure in April 13, 1999. At the date of foreclosure, the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan plus accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure; the book value of the loan plus accrued interest became the basis of the real estate.

        During the quarter ended June 30, 2005, the Company closed the final 2 condominium units at Harbour Village as compared to the quarter ended June 30, 2004, where the Company closed 68 condominium units and 1 boat slip. During the six months ended June 30, 2005, where the Company closed 9 condominium units at Harbour Village as compared to the six months ended June 30, 2004, the Company closed 104 units and 2 boat slips. The Company recognizes revenue when title to each individual unit or boat slip passes to the purchaser. When title passes, the Company uses a percentage of completion method, based on actual costs to total estimated costs (including allocated common costs) to recognize revenue. The difference between total sales price and the revenue recognized is set up as deferred revenue and will be recognized as the additional costs of each building are incurred.

        The Harbour Village project is substantially complete as all units are sold and closed. The Company does not expect to engage in any further real estate activities in the future. No additional revenue from Harbour Village is expected. There will be some ongoing expenses for the project associated with legal, insurance and other matters.

Note 7 — Income Taxes

        Total income tax expense for the periods ended June 30, 2004 and 2005 was allocated as follows:

                                               Three Months Ended                        Six Months Ended
                                                  June 30,                                  June 30,
                                           2004                 2005                 2004               2005
Tax expense attributable to:
   Income from continuing
     operations                        $    444,406         $    291,920           $ 1,606,016       $    542,727
   Change in unrealized
     gains/(losses) on hedging
     transactions                           182,167              (57,018)               83,974             38,449
   Change in unrealized
     gains/(losses) on securities
     available for sale                  (1,753,232)           1,301,397            (1,009,541)           272,809

         Total                         $ (1,126,659)         $ 1,536,299          $    680,449      $     853,985
                                       ============          ===========          ============      =============

        United States federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                         Current               Deferred               Total
         Three months ended:
           June 30, 2004                             $       68,751        $       375,655       $      444,406
           June 30, 2005                             $      422,259        $      (130,339)      $      291,920
         Six months ended:
           June 30, 2004                             $    1,651,780        $       (45,764)      $    1,606,016
           June 30, 2005                             $      997,185        $      (454,458)      $      542,727

        The state income tax expense aggregated $318,542 and $58,476 for the six months ended June 30, 2004 and 2005, respectively, and $143,833 and $16,250 for the three months ended June 30, 2004 and 2005, respectively, and is included in the current provision.

        Income tax expense for the periods ended June 30, 2004 and 2005 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                                        2004                 2005                 2004                  2005

Expected income tax expense      $ 1,543,999           $ 1,166,429          $ 3,179,885           $ 2,491,460
Foreign   earned  income  not
   subject to U.S. taxation       (1,137,439)             (798,899)          (1,671,903)           (1,497,191)
Valuation allowance                        -                     -                    -              (554,515)
State taxes and other                 37,846               (75,610)              98,034               102,973
                                    $444,406          $    291,920          $ 1,606,016           $   542,727
                                    ========          ============          ===========           ===========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,            June 30,
                                                                                2004                  2005
         Deferred tax assets:
              Loss reserve discounting                                         $7,565,625          $  7,940,749
              Unearned premium reserves                                         3,145,646             3,369,768
              Difference between tax and GAAP basis of
                 Harbour Village project                                          366,348                     -
              Difference between tax and GAAP method at Harbour Village
                project                                                           146,738                     -
              Warranty reserve                                                    282,556               171,965
              NOL carry forward                                                    88,443                     -
              Other                                                               611,443               239,148
         Gross deferred tax assets                                             12,206,799            11,721,630
              Valuation allowance                                               (554,515)                     -
         Gross deferred tax assets after valuation allowance                   11,652,284            11,721,630

         Deferred tax liabilities:
              Deferred acquisition costs                                        2,033,536             1,898,120
              Unrealized gains on securities                                      288,062               599,318
              Other                                                               249,696                     -
         Gross deferred tax liabilities                                         2,571,294             2,497,438

                  Net deferred tax asset                                       $9,080,990            $9,224,192
                                                                               ==========            ==========

        We believe it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore, a valuation allowance has not been established against these assets. However, given the historical loss position of American Safety RRG (RRG), it had established a 100% valuation allowance on its net deferred tax assets totaling $554,515 at December 31, 2004. In the first quarter of 2005, RRG included as a reduction to income tax expense this valuation allowance as RRG’s judgment about the realizability of the deferred tax assets changed due to RRG’s profitability. This reduction in income tax expense was offset by an increase in minority interest expense and had no overall effect on the earnings or shareholders’ equity of the Company.

Note 8 – Goodwill and Intangibles

Goodwill and indefinite-lived intangible assets are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life are to be amortized over their useful lives (but with no maximum life). The recorded indefinite-lived intangibles at December 31, 2004 and June 30, 2005 were $1,467,000.

        In accordance with the disclosure requirements of SFAS No. 142, Goodwill and Other Intangibles, there were no effects of goodwill on the net earnings for the six months ended June 30, 2004 and 2005.

Note 9 — Stock Options

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

                                      Three Months Ending                  Six Months Ending
                                                   June 30,                              June 30,
                                            2004               2005              2004              2005
                                                       (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 4,097           $ 3,139            $ 7,747             $ 6,785
   Effect of stock options                      13                26               (196)               (461)
Pro forma net earnings                     $ 4,110           $ 3,165             $7,551              $6,324
                                           =======           =======             ======              ======

Net earnings per share:
   Basic - as reported                    $   0.59          $   0.47           $   1.12            $   1.00
   Basic - pro forma                      $   0.59          $   0.47           $   1.09            $   0.94

   Diluted - as reported                  $   0.55          $   0.44           $   1.04            $   0.94
   Diluted - pro forma                    $   0.55          $   0.44           $   1.01            $   0.88

Note 10 — Loans Payable

Trust Preferred Offerings

        During 2003 American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used to support the growth of the Company’s insurance business, to repay short term debt and for general corporate purposes. The securities require interest payments on a quarterly basis calculated at a floating rate of London Interbank Offering Rate (LIBOR) + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed by the Company commencing five years from the date of issue.

        The underlying debt obligations between the Company and American Safety Capital and American Safety Capital II expose the Company to variability in interest payments due to changes in interest rates. Management entered into an interest rate swap for each trust preferred offering to manage that variability. Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt. The overall effective fixed rate expense as a result of this hedge is 7.1% and 7.6% for American Safety Capital and American Safety Capital Trust II, respectively, over the first five years of the obligation.

        Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gains on the interest rate swaps at December 31, 2004 and June 30, 2005 were $192,589 and $238,826 for American Safety Capital and $(14,724) and $52,128 for American Safety Capital Trust II, respectively. The interest rate swaps are 100% effective.

Note 11 – Stock Repurchase

        On March 31, 2005, the Company’s Board of Directors authorized a program to repurchase up to 200,000 shares of the Company’s outstanding common stock. All 200,000 shares were repurchased during the second quarter of 2005, thus terminating the program. An additional 1,573 shares were also repurchased.

Note 12 – Subsequent Event

        On August 10, 2005, the Circuit Court, Seventh District, Volusia County, Florida entered an Order against the Company in the amount of $3,426,703 stemming from a lawsuit associated with the Harbour Village real estate project. Seven plaintiffs filed suit against the Company and three of its subsidiaries seeking to recover a $2,100,000 loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that the Company was responsible for the repayment of the Loan, with interest. The plaintiffs propounded four theories of liability and the Court granted judgment for the Company on three of the theories. However, the Court entered judgment against the Company for $3,426,703.50, which includes interest, on the remaining theory that various actions of the plaintiffs with regard to their loan benefited the Company. The Court found that these benefits created a quasi-contract between the plaintiffs and the Company that required the Company to repay the loan, with interest.

The Company has reviewed the decision of the Court with outside legal counsel and plans to vigorously pursue an appeal. Based on the merits of the case and the likelihood of ultimate payment, the Company has not established an accrual for the decision.

Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

        The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

        The Company’s net earnings from insurance operations increased to $3.0 million in the second quarter of 2005 from a loss of $1.7 million for the same quarter in 2004. Net earnings for the second quarter were $3.1 million, or $0.44 per diluted share as compared to earnings of $4.1 million, or $0.55 per diluted share for the second quarter of 2004. Insurance earnings for the six months ended June 30, 2005 increased to $6.7 million from $420,000 for the six months ended June 30, 2004. Net earnings for the six months ended June 30, 2005 were $6.8 million, or $0.94 per diluted share as compared to $7.7 million, or $1.04 per diluted share for the six months ended June 30, 2004.

        The following table sets forth the Company’s net earnings (in thousands):

                                              Quarter Ended                      Six Months Ended
                                                June 30,                             June 30,
                                             2004          2005                2004             2005

       Insurance Operations              $(1,691)         $3,049               $420           $6,654

       Real Estate Operations              1,997             165              3,518              193
       Other,   including   realized
         gains and (losses)                3,791             (75)             3,809              (62)

       Net Earnings                       $4,097          $3,139             $7,747           $6,785
                                          ======          ======             ======           ======

        The increase in insurance earnings for the quarter and the six months ended June 30, 2005 was due to improved underwriting results combined with increased investment income. The underwriting results for the quarter and the six months ended June 30, 2005 were driven by an improved loss ratio, which for the quarter decreased to 62% from 77% and for the six months decreased to 61% from 71% for the same period of 2004. The combined ratio decreased for the quarter to 99% from 114% and for the six months decreased to 97% from 106% for the same period of 2004. The combined ratio was adversely impacted from $1.1 million of reserve strengthening in discontinued lines and $500,000 for Sarbanes-Oxley compliance and other regulatory expenses during the second quarter of 2005. The decrease in real estate earnings for the quarter and for the six months ended June 30, 2005 was due to the closing of the final remaining units of the Harbour Village project. This substantially completes the Company’s real estate operations. Other items for the second quarter and for the six months of 2004 include non-recurring earnings of $3.8 million, predominantly due to the recovery on an impaired note receivable.

        Total revenues for the second quarter of 2005 decreased 29% to $39 million compared to the same quarter of 2004 as a result of the expected decrease in real estate income. Net premiums earned for the second quarter of 2005 increased 8% to $35 million compared to the same quarter of 2004 due to increases in the Company’s core business lines. Net investment income for the quarter increased 52% to $3.4 million from $2.2 million in the second quarter of 2004 due to increased invested assets and an increase in the annualized yield to 3.9% from 3.4%.

        Total revenues for the six months ended June 30, 2005 decreased 25% to $79 million compared to the same period in 2004 as a result of the expected decrease in real estate income. Net premiums earned for the six months ended June 30, 2005 increased 4% to $69 million from the same period of 2004 due to increases in the Company’s core business lines. Net investment income for the six months ended June 30, 2005 increased 52% to $6.6 million from $4.3 million for the same period in 2004 due to increased invested assets and an increase in the annualized yield to 3.8% from 3.5%. Total invested assets increased 9% to $358 million from $327 million at December 31, 2004.

        The Company’s book value per share increased 6% to $17.01 at June 30, 2005 from $16.04 at December 31, 2004, due to the contribution of net earnings during the six months ended June 30, 2005. The Company completed its stock repurchase authorization with the repurchase of 201,573 shares of its common stock at an average price of $14.79 per share during the quarter.

        The following table sets forth the Company’s consolidated revenues:

                                                                                           Three Months
                                                                                             Ended June    Six Months
                                         Three Months                  Six Months               30,          Ended
                                        Ended June 30,               Ended June 30,                         June 30,
                                                                                              2004 to       2004 to
                                      2004           2005         2004           2005           2005          2005

                                                                (Dollars in thousands)
 Net premiums written:
 Environmental                    $  10,606     $ 13,157        $ 17,678      $ 24,124          24.1%         36.5%
 Excess and surplus                  14,685       16,155          38,472        38,340          10.0          (0.3)
 Programs                             4,510        5,909           7,584         9,312          31.0          22.8
 Other                                  103          220             727           435         113.6         (40.2)
      Total net premiums
        written                    $ 29,904     $ 35,441        $ 64,461      $ 72,211          18.5%         12.0%
                                   ========     ========        ========      ========          ====          ====

 Net premiums earned:
 Environmental                    $   7,720    $   9,777        $ 14,636      $ 18,522          26.6%         26.6%
 Excess and surplus                  18,559       19,858          38,400        40,962           7.0           6.7
 Programs                             3,033        4,684           7,731         9,082          54.4          17.5
 Other                                2,778          215           5,442           589         (92.3)        (89.5)
      Total net premiums earned
                                     32,090       34,534          66,209        69,155           7.6           4.4
Net investment income                 2,249        3,427           4,320         6,584          52.4          52.4
Net realized gains (losses)              (5)         (96)             20           (44)     (1,820.0)       (320.0)
Real estate income                   20,176          691          34,128         3,000         (96.6)        (91.2)
Other income                            113           34             145            36         (69.9)        (75.2)
Total Revenues                     $ 54,623     $ 38,590        $104,822      $ 78,731         (29.4)%       (24.9)%
                                   ========     ========        ========      ========         =====         =====

        The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended          Six months ended
                                                     June 30,                   June 30,

                                                2004         2005           2004         2005
Insurance operations:
 Loss and loss adjustment expense ratio          76.5%      62.3%          70.9%       61.2%
 Expense ratio                                   37.5        36.6           34.8        35.5
    Combined ratio....................          114.0%       98.9%         105.7%       96.7%
                                               ======       =====          =====        ====

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Net Premiums Earned

Environmental.     Net earned premiums increased to $9.8 million in the second quarter of 2005 compared to $7.7 million for the same quarter of 2004. Net written premiums increased to $13.2 million in the second quarter of 2005 compared to $10.6 million for the same quarter of 2004. Most of the growth in this segment for the quarter was attributable to increased production in the Company’s Prostar online rating and quoting system, in addition to premium production in the Company’s regional office in Denver, Colorado. During the quarter, the Company opened a new regional office in Cleveland, Ohio. This office is staffed with two experienced environmental underwriters and will enhance the future growth prospects by expanding the Company’s regional presence into the Midwest region. The Company has experienced a slight decline in premium rates over 2004 due to increased competition and the overall change in pricing conditions in the marketplace.

        As a result of the Company’s continuous review of underwriting profitability, the Company noted a recent increase in the loss ratio from accounts written in certain areas of New York. The Company therefore initiated stricter underwriting criteria and policy terms for this business and expect this initiative to result in a reduction in the Company’s premium writings. The overall ultimate loss ratio for the environmental business has not been adversely affected by the New York business. The Company believes that the initiatives it has undertaken will improve the ultimate profitability of the unit. These actions will have a short-term adverse impact on growth in this unit and the Company is anticipating flat to modest growth for 2005. Despite the short-term impact from this initiative the Company is still optimistic about the long-term growth opportunities in this unit.

Excess and Surplus. Net earned premiums increased to $19.9 million in the second quarter of 2005 compared to $18.6 million for the same quarter of 2004. Net written premiums increased to $16.2 million in the second quarter of 2005 compared to $14.7 million for the same quarter of 2004. Premium rates have leveled and in some cases have declined due to less business being shifted out of the standard markets and a softening of pricing in the marketplace. This has resulted in a reduction in the volume of new business and renewal retentions from 2004 levels. Despite the changing market, the Company has maintained its disciplined underwriting approach and policy terms and conditions have remained consistent. Construction risks make up a majority of the book of business written by the E&S unit and the insurance market for residential construction risks continues to offer modest growth opportunities. The Company’s objective is to maintain underwriting and pricing discipline and monitor pricing conditions on an individual risk basis.

Programs.     Net earned premiums increased to $4.7 million in the second quarter of 2005 compared to $3 million for the same quarter of 2004. Net written premiums increased to $5.9 million in the second quarter of 2005 compared to $4.5 million for the same quarter of 2004. One new program, a general liability program for small commercial artisan contractors, was added in the second quarter. The increase in net written premiums during the quarter was primarily attributable to growth in fully funded policies where the Company acts as the policy issuing carrier and the insured collateralizes the policy aggregate limit. Fee income earned in the second quarter from fully funded policies was $250,000 as compared to $26,000 for the second quarter of 2004. The Company’s focus in the program business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuing carrier.

Other.     Net earned premiums decreased to $0.2 million in the second quarter of 2005 compared to $2.8 million for the same period of 2004. New written premiums increased to $0.2 million in the second quarter of 2005 compared to $0.1 million for the same period of 2005. Premiums from the Company’s other lines of business decreased as the Company’s assumed liability program and workers’ compensation business were put in run-off in 2004. This decrease was coupled with an increase in the Company’s surety business. The surety business grew as it was offered as a supporting product line to the environmental segment.

Net Investment Income

        Net investment income increased to $3.4 million in the quarter ended June 30, 2005 from $2.2 million in the quarter ended June 30, 2004 due to higher levels of invested assets generated by positive cash flows from operations and an increased investment yield. Average invested assets increased to $349 million from $266 million. The pre-tax investment yield increased to 3.9% from 3.4% in the quarter ended June 30, 2005 and June 30,2004, respectively, and the after-tax investment yield increased to 3.2% from 2.7%, respectively. The increase in investment yield is consistent with the overall market rate increases.

Net Realized Gains and Losses

        Net realized losses increased to $96,000 in the second quarter of 2005 compared to $5,000 for the same period of 2004. Sales of investments are generally the result of changing investment strategies to maximize investment income.

Real Estate Income

        Real estate income at the Harbour Village project decreased to $691,000 for the second quarter of 2005 compared to $20.2 million for the same period of 2004. The final 2 condominium units were closed in the second quarter of 2005. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations.

Losses and Loss Adjustment Expenses

        In the quarter ended June 30, 2005, the Company’s loss ratio decreased 14.2 points to 62.3% as compared to 76.5% for the same period of 2004. This decrease was attributable to lower loss reserve development. During the quarter ended June 30, 2005, adverse loss development decreased to $1.1 million from $6.2 million in the second quarter of 2004. The $6.2 million adverse loss development for the second quarter of 2004 consisted of $3.2 million on the excess and surplus lines of business and $3 million on discontinued lines. For the second quarter of 2005, the $1.1 million adverse loss development was on discontinued lines.

Acquisition Expenses

        Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where the Company does business on an admitted basis. Acquisition expenses were $6.9 million in the quarter ended June 30, 2005 compared to $6.5 million in the quarter ended June 30, 2004. Acquisition expenses as a function of net earned premiums were 19.9% in the quarter ended June 30, 2005 and 20.3% in the quarter ended June 30, 2004.

Real Estate Expenses

        Real estate expenses decreased to $424,000 for the second quarter of 2005 compared to $16.9 million for the same period of 2004. The final 2 condominium units were closed in the second quarter of 2005. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations.

Payroll and Other Expenses

        Payroll and other expenses increased to $6.4 million in the second quarter of 2005 compared to $3.6 million for the same period of 2004. The change was primarily due to increases in expenses associated with regulatory audits and with Sarbanes-Oxley implementation. For the quarter ended June 30, 2005 the Company incurred $300,000 for the implementation of Sarbanes-Oxley. In addition, in the second quarter of 2004, the Company collected $2.6 million as final settlement of a notes receivable. This receipt was applied as a reduction to other expenses as in the fourth quarter of 2003 the Company had established an allowance for doubtful accounts.

      Expenses due to Rescission

        During the second quarter of 2004, the Company received $1.8 million in settlement of professional liability claims against parties who were involved in the Principal Management rescission litigation, as discussed in Part II, Item 1, “Principal Management Rescission Litigation.”

Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004

Net Premiums Earned

Environmental.     Net earned premiums increased to $18.5 million in the first six months of 2005 as compared to $14.6 million in 2004. Net written premiums increased to $24.1 million compared to $17.7 million for the same time period. Most of the growth in this segment for the first six months of 2005 was attributable to increased production in the Company’s Prostar online rating and quoting system, in addition to premium production in the Company’s regional office in Denver, Colorado. During the second quarter of 2005, the Company opened a new regional office in Cleveland, Ohio. This office is staffed with two experienced environmental underwriters and will enhance the future growth prospects by expanding the Company’s regional presence into the Midwest region. The Company has experienced a slight decline in premium rates over 2004 due to increased competition and the overall change in pricing conditions in the marketplace.

        As a result of the Company’s continuous review of underwriting profitability, the Company noted a recent increase in the loss ratio from accounts written in certain areas of New York. The Company therefore initiated stricter underwriting criteria and policy terms for this business and expect this initiative to result in a reduction in the Company’s premium writings. The overall ultimate loss ratio for the environmental business has not been adversely affected by the New York business. The Company believes that the initiatives it has undertaken will improve the ultimate profitability of the unit. These actions will have a short-term adverse impact on growth in this unit and the Company is anticipating flat to modest growth for 2005. Despite the short-term impact from this initiative the Company is still optimistic about the long-term growth opportunities in this unit.

Excess and Surplus. Net earned premiums increased to $40.9 million in the first six months of 2005 as compared to $38.4 million in 2004. Net written premiums decreased to $38.3 million compared to $38.5 million for the same time period. Premium rates have leveled and in some cases have declined due to less business being shifted out of the standard markets and a softening of pricing in the marketplace. This has resulted in a reduction in the volume of new business and renewal retentions from 2004 levels. Despite the changing market, the Company has maintained its disciplined underwriting approach and policy terms and conditions have remained consistent. Construction risks make up a majority of the book of business written by the E&S unit and the insurance market for residential construction risks continues to offer modest growth opportunities. The Company’s objective is to maintain underwriting and pricing discipline and monitor pricing conditions on an individual risk basis.

Programs.     Net earned premiums increased to $9.1 million for the first six months of 2005 as compared to $7.7 million in 2004. Net written premiums increased to $9.3 million compared to $7.6 million for the same time period. One new program, a general liability program for small commercial artisan contractors, was added in the second quarter of 2005. The increase in net written premiums for the first six months of 2005 was primarily attributable to growth in fully funded policies where the Company acts as the policy issuing carrier and the insured collateralizes the policy aggregate limit. Fee income earned for the first six months of 2005 from fully funded policies was $411,000 as compared to $56,000 for the first six months of 2004. The Company’s focus in the program business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuing carrier.

Other.     Net earned premiums decreased to $0.6 million for the first six months of 2005 as compared to $5.4 million in 2004. Net written premiums decreased to $0.4 million compared to $0.7 million for the same period of 2004. Premiums from the Company’s other lines of business decreased as the Company’s assumed liability program and workers’ compensation business were put in run-off in 2004. This decrease was coupled with an increase in the Company’s surety business. The surety business grew as it was offered as a supporting product line to the environmental segment.

Net Investment Income

        Net investment income increased to $6.6 million in the six months ended June 30, 2005 from $4.3 million in the six months ended June 30, 2004 due to higher levels of invested assets generated by positive cash flows from operations and an increased investment yield. Average invested assets increased to $342 million from $244 million. The average pre-tax and after tax yields were 3.8% and 3.1% compared to 3.5% and 2.8% for the first six months of 2005 and 2004 respectively. The increase in yield is consistent with the overall market rate increases.

Net Realized Gains and Losses

        Net realized gains and losses changed from a net gain of $20,000 in the six months ended June 30, 2004 to a net loss of $44,000 for the six months ended June 30, 2005. Sales of investments are generally the result of changing investment strategies to maximize investment income.

Real Estate Income

        Real estate income decreased to $3 million for the six months ended June 30, 2005 compared to $34.1 million for the same period of 2004. During the six months ended June 30, 2005, the Company closed the remaining units at Harbour Village. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations.

Losses and Loss Adjustment Expenses

        For the six months ended June 30, 2005, the Company’s loss ratio decreased 9.7 points from 70.9% to 61.2%. This decrease was attributable to lower loss reserve development. For the six months ended June 30, 2005, adverse loss development decreased to $1.1 million from $9 million for the same period of 2004. For the six months ended June 30, 2004 the $9 million adverse loss development consisted of $4.7 million on the excess and surplus lines and $4.3 million on discontinued lines. For the six months ended June 30, 2005 the $1.1 million adverse loss development was on discontinued lines.

Acquisition Expenses

        Policy acquisition expenses increased to $14 million for the six months ended June 30, 2005 from $13.1 million for the six months ended June 30, 2004. Acquisition expenses as a function of net earned premiums were 20.3% for the six months ended June 30, 2005 compared to 19.8% for the six months ended June 30, 2004.

Real Estate Expenses

Real estate expenses associated with Harbour Village decreased to $2.7 million in the six months ended June 30, 2005 from $28.5 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company closed the remaining units at Harbour Village. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations.

Payroll and Other Expenses

        Payroll and other expenses increased to $11.9 million in the first six months of 2005 compared to $8.3 million for the same period of 2004. The change was primarily due to increases in expenses associated with regulatory audits and the Sarbanes-Oxley implementation. For the six months ended June 30, 2005 the Company incurred $425,000 for the implementation of Sarbanes-Oxley. In addition, in the second quarter of 2004, the Company collected $2.6 million as final settlement of a notes receivable. This receipt was applied as a reduction to other expenses as in the fourth quarter of 2003 the Company had established an allowance was doubtful accounts.

Expenses due to Rescission

        During the second quarter of 2004, the Company received $1.8 million in settlement of professional liability claims against parties who were involved in the Principal Management rescission litigation, as discussed in Part II, Item 1, “Principal Management Rescission Litigation.”

Minority Interest Expense

        Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG(RRG), a valuation allowance on it net deferred tax assets had been established. In the first quarter of 2005, RRG included in income the reduction of this valuation allowance (totaling $554,515) as management’s judgment about the realizability of its’ deferred tax assets changed due to RRG’s profitability. As a result, minority interest for the first six months of 2005 increased to $539,000 as compared to $337,000 for the same period of 2004.

Income taxes

        The effective tax rate, excluding the effects of RRG described above, were 14% for the first six months of 2005 as compared to 14% for the same period of 2004.

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

        Net cash provided from operations was $31 million for the six months ended June 30, 2005, and $44 million for the six months ended June 30, 2004. This decrease was caused by increased loss payments, which increased to $25 million from $12 million in the same period of 2004.

        The estimated completion cost for the remainder of Harbour Village is approximately $2 million and represents amounts needed to construct a beach club. Management believes that cash on hand will meet the remaining liquidity needs of Harbour Village.

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

Income Taxes

        The Company is incorporated under the laws of Bermuda and, under current Bermuda law, is not obligated to pay any taxes in Bermuda based upon income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts the Company and its shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. The Company, exclusive of its United States subsidiaries, does not consider itself to be engaged in a trade or business in the United States and accordingly does not expect to be subject to direct United States income taxation. The Company’s United States subsidiaries are subject to taxation in the United States.

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

Reserves

        Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i)reported claims and (ii) incurred but not reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. If, the net loss reserves were to increase by 5% this would reduce pre-tax income by $18 million. If, the net loss reserves were to decrease by 5% this would increase pre-tax income by $18 million.

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

        In establishing product line incurred but not reported (IBNR) reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The first method uses industry expected losses adjusted for our experience while the last method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

        However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed our reserves.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of United States’ securities laws that are intended to be covered by the safe harbors created thereby. Such statements include the Company’s estimations of future insurance claims and losses, and the Company’s expectations with respect to the outcome of the Principal Management acquisition rescission litigation, and the future profitability and value of the Harbour Village real estate project, as reflected in the Company’s consolidated financial statements. In addition, all statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future constitute forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

        Acquisition Rescission Litigation. In April 2000, the company filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The company also sought to retain funds and company stock escrowed as part of the transaction. Over the past five years the court ruled on several motions and issues. The result of the pretrial motions were orders dismissing the company’s claims and holding that company should release $685,000 of the remaining amounts in an escrow account to the defendants. The court declined to rule on the disposition of escrowed shares of stock. The company has appealed all of the adverse orders and ruling. The defendants have filed a post appeal motion with the trial court seeking to have the court enter a judgment for the $685,000. In 2004 the company accrued $1.4 million of additional expense as a result of previous adverse rulings and currently maintains this amount.

        Assumed Reinsurance Litigation. The Company is a defendant in numerous lawsuits arising from certain reinsurance agreements, for the years 2002 and 2003, with an automobile warranty insurer which is now in liquidation. The insurer provided coverage to dealerships and other providers who sold extended automobile warranty contracts to consumer purchasers. In these lawsuits, the consumer purchasers and automobile dealers have alleged various theories of liability against the Company. The Company believes it has several valid defenses and intends to vigorously contest these lawsuits.

        Harbour Village. Donald Griggs et al. v. American Safety Reinsurance Ltd. Et al., Case No 2003-31509, Circuit Court, Seventh District, Volusia County, Florida. Seven plaintiffs filed suit against the Company and three of its subsidiaries seeking to recover a $2,100,000 loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that the Company was responsible for the repayment of the Loan, with interest. The plaintiffs propounded four theories of liability and the Court granted judgment for the Company on three of the theories. However, the Court entered judgment on August 10, 2005 against the Company for $3,426,703.50, which includes interest, on the remaining theory that various actions of the plaintiffs with regard to their loan benefited the Company. The Court found that these benefits created a quasi-contract between the plaintiffs and the Company that required the Company to repay the loan, with interest.

        The Company has reviewed the decision of the Court with outside legal counsel and plans to vigorously pursue an appeal. Based on the merits of the case and the likelihood of ultimate payment, the Company has not established an accrual for the decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        On March 31, 2005, the Company announced a plan to repurchase 200,000 shares of the Company’s common stock. Subject to availability, the transactions were made from time to time on the open market or directly from shareholders at prevailing market prices. All 200,000 shares were repurchased during the second quarter of 2005, thus terminating the program. An additional 1,573 shares were also repurchased.

        The Company may adopt additional repurchase plans in the future.

             Total Number     Average       Total Number of Shares        Maximum Number of Shares
    Period       of Shares      Price Paid      Purchased as Part of     that May Yet Be Purchased
                 Purchased       Per Share    Publicly Announced Plans         Under the Plans

 April 1   30,
     2005            74,973           $14.84              74,973                   25,027
  May 1   31,
     2005           126,600            14.56             126,600                        0
 June 1
    2005                  0                0                   0                        0

     Total          201,573          $ 14.79             201,573                        0

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

        The following exhibits are filed as part of this report:

  Exhibit No          Description

     11               Computation of Earnings Per Share

      31.1             Certification  Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

      31.2             Certification  Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

      32.1             Certification  Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

      32.2             Certification  Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of August 2005.

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
                                                                     Chief Financial Officer
                                                                    (Principal Financial Officer)

Exhibit 11

American Safety Insurance Holdings, Ltd. and subsidiaries

Computation of Earnings Per Share

                                                     Three Months Ended                  Six Months Ended

                                                June 30,          June 30,          June 30,           June 30,
                                                  2004              2005              2004               2005

Earnings available to common                $  4,096,769      $  3,138,754      $  7,746,588        $  6,785,097
                                            ============      ============      ============        ============
shareholders........................

Weighted average common shares                 6,923,237         6,718,269         6,919,668           6,754,670
outstanding.........................

Basic earnings per common shares ...        $       0.59       $     0.47       $       1.12         $      1.00
                                            ============       ==========       ============         ===========

Earnings available to common
shareholders..........................      $  4,096,769      $  3,138,754      $  7,746,588        $  6,785,097
                                            ============      ============      ============        ============

Weighted average common shares
outstanding............................        6,923,237        6,718,269         6,919,668            6,754,670

Weighted average common shares
equivalents associated with options....          523,918          400,382           499,436              442,421

Total weighted average common
shares.................................        7,447,155         7,118,651        7,419,104            7,197,091
                                               =========         =========        =========            =========

Diluted earnings per common
shares..............................       $        0.55      $       0.44      $       1.04        $       0.94
                                           =============      ============      ============        ============

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

(a) designed such disclosure controls and procedures,or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:  August 15, 2005

                                      By:  /s/ Stephen R. Crim
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

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:  August 15, 2005

                                By:  /s/ Steven B. Mathis
                                    Steven B. Mathis
                                    Chief Financial Officer
                                    American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2005, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ’ 1350) and shall not be relied upon for any other purpose.

Date: August 15, 2005                      /s/ Stephen R. Crim
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

Exhibit 32.2

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Financial Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended June 30, 2005, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: August 15, 2005                                /s/ Steven B. Mathis
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