Form 10-Q
period 2005-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2005-11-14
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No x

The aggregate number of shares outstanding of registrant’s common stock, $.01 par value, on November 4, 2005 was 6,740,932.

                                     AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                     FORM 10-Q

                                                 TABLE OF CONTENTS
                                                                                     Page

PART I - FINANCIAL INFORMATION                                                          1
         Item 1.  Consolidated Financial Statements                                     1
         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           19
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk           32
         Item 4.  Controls and Procedures                                              32

PART II - OTHER INFORMATION                                                            33
         Item 1.  Legal Proceedings                                                    33
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          35
         Item 3.  Defaults Upon Senior Securities                                      35
         Item 4.  Submission of Matters to a Vote of Security Holders                  35
         Item 5.  Other Information                                                    35
         Item 6.  Exhibits                                                             35

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                                    December 31,              September 30,
                                                                        2004                       2005
                                                                                               (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale                    $  286,057,489           $  349,703,331
   Common stock                                                        15,081,360               21,390,905
   Investment in real estate                                            2,005,440                        -
   Short-term investments                                              25,898,131               13,829,969
         Total investments                                            329,042,420              384,924,205

Cash and cash equivalents                                              24,843,736               14,828,714
Restricted cash                                                           144,500                        -
Accrued investment income                                               3,308,463                3,566,993
Premiums receivable                                                    21,093,810               20,609,564
Ceded unearned premium                                                 25,454,691               33,233,829
Reinsurance recoverable                                               145,524,068              159,978,707
Deferred income taxes                                                   9,080,990               10,524,668
Deferred policy acquisition costs                                      11,559,188               10,829,041
Property, plant and equipment                                           3,900,473                4,113,901
Other assets                                                           10,207,637                7,094,629

         Total assets                                              $  584,159,976           $  649,704,251
                                                                      ===========              ===========

See accompanying notes to consolidated financial statements (unaudited).

                                                                   December 31,               September 30,
                                                                       2004                        2005
                                                                                               (Unaudited)
Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 321,623,730              $ 369,314,017
   Unearned premiums                                                 93,798,378                104,885,294
   Reinsurance on paid losses and loss adjustment expenses            6,486,149                          -
   Ceded premiums payable                                            11,852,028                 19,130,653
   Escrow deposits                                                      144,500                          -
   Accounts payable and accrued expenses                             15,370,443                 13,326,875
   Loan payable                                                      13,019,489                 12,691,092
   Funds held                                                         8,334,794                 11,004,117
   Minority Interest                                                  4,750,782                  4,995,442

         Total liabilities                                          475,380,293                535,347,490

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2004,
     6,781,721 and September 30, 2005, 6,704,998 shares                  67,817                     67,050
   Additional paid-in capital                                        51,067,506                 49,153,024
   Retained earnings                                                 55,800,942                 65,933,337
   Accumulated other comprehensive income (loss), net                 1,843,418                   (796,650)

         Total shareholders' equity                                 108,779,683                 114,356,761

         Total liabilities and shareholders' equity               $ 584,159,976                $649,704,251
                                                                  =============                ============

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Earnings

(unaudited)

                                                    Three Months Ended                      Nine Months Ended
                                                      September 30,                           September 30,

                                                2004                2005                2004                  2005

Revenues:

Direct premiums earned                       $  58,181,446      $ 55,684,179        $  165,247,470     $  170,005,911
Assumed premiums earned                            400,237          (186,306)            3,441,144           (179,644)
Ceded premiums earned                          (24,000,183)      (24,260,302)          (67,898,653)       (69,433,500)
    Net premiums earned                         34,581,500        31,237,571           100,789,961        100,392,767

  Net investment income                          2,529,210         3,653,075             6,849,461         10,236,931
  Net realized gains (losses)                       99,567            24,602               119,839            (19,863)
  Real estate income                            19,938,557                 -            54,066,868          3,000,078
  Other income                                      46,982            20,278               191,606             56,034
    Total revenues                              57,195,816        34,935,526           162,017,735        113,665,947

Expenses:
  Losses and loss adjustment expenses           23,730,614        19,580,076            70,645,505         61,868,899
  Acquisition expenses                           6,954,856         6,692,005            20,078,986         20,702,036
  Payroll and related expenses                   2,433,557         2,344,439             7,762,704          8,492,923
  Real estate expenses                          16,605,783          (601,506)           45,092,806          2,086,956
  Other expenses                                 2,687,602         2,577,721             5,681,042          8,282,807
  Minority interest                                275,182           (93,408)              611,836            445,874
  Expense due to rescission                         59,825             5,832            (1,656,145)            28,261
    Total expenses                              52,747,419        30,505,159           148,216,734        101,907,756

Earnings before income taxes                     4,448,397         4,430,367            13,801,001         11,758,191
Income taxes                                     1,190,605         1,083,069             2,796,621          1,625,796
Net earnings                                   $ 3,257,792      $  3,347,298         $  11,004,380     $   10,132,395
                                                 =========         =========            ==========         ==========
Net earnings per share:
  Basic                                             $ 0.47            $ 0.50                $ 1.59             $ 1.50
  Diluted                                           $ 0.45            $ 0.47                $ 1.49             $ 1.41

Average number of shares outstanding:
  Basic                                          6,876,380         6,702,609             6,905,133          6,737,126
  Diluted                                        7,275,259         7,146,664             7,394,730          7,172,497
                                                 ====================================================================

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,

                                                                               2004                    2005

Cash flow from operating activities:
  Net earnings                                                             $11,004,380              $ 10,132,395
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains/(losses) on investments                                   (119,839)                   19,863
    Depreciation expense                                                       664,471                   760,274
     Deferral of acquisition costs, net                                        189,360                   730,147
     Amortization of premium                                                 1,841,692                 1,666,693
     Change in:
       Accrued investment income                                               294,360                  (258,530)
       Premiums receivable                                                  12,640,582                   484,246
       Reinsurance recoverable and ceded unearned premiums                 (20,373,497)              (28,719,926)
       Funds held                                                            1,328,881                 2,669,323
       Deferred income taxes                                                 2,362,775                  (823,465)
       Unpaid losses and loss adjustment expenses                           69,469,381                47,690,287
       Unearned premiums                                                       474,537                11,086,916
       Ceded premiums payable                                               (9,534,805)                7,278,625
       Accounts payable and accrued expenses                                (2,093,661)               (2,043,568)
       Deferred revenue                                                      1,646,819                         -
       Other, net                                                           (3,273,730)                3,890,337
     Net cash provided by operating activities                              66,521,706                54,563,617

Cash flow from investing activities:
  Purchases of fixed maturities                                            (82,924,444)             (112,119,012)
  Purchases of equity securities                                            (8,856,063)               (6,962,869)
  Proceeds from sale of fixed maturities                                    25,943,752                42,639,948
  Proceeds from sale of equity investments                                     386,820                 1,043,325
  (Increase) decrease in short-term investments                            (15,850,395)               12,068,162
  Settlement of notes receivable                                             1,435,000                         -
  Proceeds from sale of investment in real estate                           30,691,445                 2,005,440
  Purchase of fixed assets, net                                               (383,842)                 (973,700)
     Net cash used in investing activities                                 (49,557,727)              (62,298,706)

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow (Continued)

(unaudited)

                                                                                 Nine Months Ended
                                                                                      September 30,

                                                                                 2004                    2005

Cash flow from financing activities:
  Proceeds from issuance of common stock                                        91,893                 791,646
  Stock repurchase payments                                                 (2,484,974)             (2,945,714)
   Repayment of  loan payable                                              (17,361,652)               (125,865)
  Repayment of escrow deposits                                              (7,738,823)               (144,500)
  Withdrawals of restricted cash                                             1,231,014                 144,500
     Net cash used in financing activities                                 (26,262,542)             (2,279,933)

     Net decrease in cash and cash equivalents                              (9,298,563)            (10,015,022)
Cash and cash equivalents at beginning of period                            32,153,379              24,843,736
Cash and cash equivalents at end of period                                 $22,854,816             $14,828,714
                                                                            ==========              ==========
Supplemental disclosure of cash flow:
  Income taxes paid                                                       $  3,525,270           $     287,617
                                                                             =========                 =======
  Interest paid                                                           $    910,928           $     739,913
                                                                             =========                 =======

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

                                                          Three Months Ended                   Nine Months Ended

                                                                  September 30,                  September 30,
                                                              2004            2005            2004           2005

Net earnings                                               $ 3,257,792    $ 3,397,298    $ 11,004,380   $ 10,132,395
   Other comprehensive income before income taxes:

   Unrealized  gains  (losses) on  securities  available
   for sale, net of minority  interest of $(227,614) and
   $(255,095)  for the three months ended  September 30,
   2004  and  2005,  respectively,   and  $(66,413)  and
   $(179,225)  for the nine months ended  September  30,
   2004 and 2005, respectively.                              4,590,502     (3,984,150)        214,500     (3,575,470)

   Unrealized gains (losses) on hedging transactions          (241,743)       160,778           5,240        273,867

   Reclassification  adjustment for realized (gains) and
   losses  included  in net  earnings,  net of  minority
   interest of  $(105,931)  and $0 for the three  months
   ended  September 30, 2004 and 2005  respectively  and
   $(76,383) and $0 for the nine months ended  September
   30, 2004 and 2005, respectively.                              6,364        (24,602)        (43,456)         19,863

   Total other comprehensive income (loss) before taxes      4,355,123     (3,847,974)        176,284      (3,281,740)

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of $0  and  $(86,911)  for  the  three  months  ended
   September 30, 2004 and 2005  respectively  and $0 and
   $21,459 for the nine months ended  September 30, 2004
   and 2005, respectively.                                      973,424      (844,560)         47,857        (641,672)

   Other comprehensive income (loss) net of income taxes      3,381,699    (3,003,414)        128,427      (2,640,068)

  Total comprehensive income                                $ 6,639,491      $343,884    $ 11,132,807     $ 7,492,327
                                                              =========       =======      ==========       =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2005

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

        The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Form 10-K of the Company for the fiscal year ended December 31, 2004.

        The unaudited interim consolidated financial statements include the accounts of American Safety and each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2005 presentation.

Note 2 Accounting Pronouncements

        During the last two years, the Financial Accounting Standards Board (FASB) has issued a number of accounting pronouncements with various effective dates.

        In December 2004, the FASB issued a revised version of SFAS 123, SFAS 123 (R), Share- Based Payments, which finalizes the accounting for stock options. The statement requires that compensation related to share based payment transaction be recognized in the financial statements. The cost will be measured based on the grant date fair value of the equity instrument issued. The Company plans to adopt SFAS 123 (R) in the first quarter of 2006 and does not expect the adoption to have a material effect on earnings.

        In June 2005, the FASB issued Statement No.# 154 “Accounting Changes and Error Corrections.” The statement requires that any change in the method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. This statement supersedes both APB Opinion No. 20 and FASB Statement No. 3, but contains elements of each. This statement will be effective for the Company for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005, and does not expect the adoption to have a material effect on the earnings.

Note 3 Business Risks

        The following is a description of certain risks facing the Company:

        Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the Company in pricing its products beyond those recorded in the financial statements. Regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the Company operates as well as new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the Company beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area. This risk also includes potential outcomes of the Company’s litigation (See Part II, Item 1), which could be material.

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

        Credit Risk is the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers that have obligations to the insurer, may not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by maintaining sound reinsurance, credit and collection policies.

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

Note 4 Investments

        The amortized cost and estimated fair values of the Company’s investments at December 31, 2004 and September 30, 2005 are as follows:

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized        Estimated
                                                     cost              gains           losses          fair value

December 31, 2004:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $  65,887,315          $800,811      $   467,383      $  66,220,743
      States of the U.S. and political
        subdivisions of the States                31,067,197           425,269          168,348         31,324,118
      Corporate securities                        90,742,305         1,618,821          650,822         91,710,304
      Mortgage-backed securities                  97,243,632           306,453          747,761         96,802,324
        Total fixed maturities                  $284,940,449        $3,151,354       $2,034,314       $286,057,489
                                                 ===========         =========        =========        ===========
   Common stock                               $   14,001,929        $1,455,131       $  375,700     $   15,081,360
                                                 ===========         =========        =========        ===========

September 30, 2005:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies                $83,924,506         $ 566,958       $1,137,124      $  83,354,340
      States of the U.S. and political
        subdivisions of the States                52,554,310           307,415          402,648         52,459,077
      Corporate securities                        90,112,601           801,762        1,298,214         89,616,149
      Mortgage-backed securities                 126,042,670            76,249        1,845,154        124,273,765
        Total fixed maturities                  $352,634,087        $1,752,384       $4,683,140       $349,703,331
                                                 ===========         =========        =========        ===========

   Common stock                               $   19,998,509        $2,322,054      $   929,658      $  21,390,905
                                                 ===========         =========         ========         ==========

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

        The Company measures the Real Estate and Insurance Operations segments using net earnings, total assets and total equity. The reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable Insurance Operations segments. The following table presents key financial data by segment for the nine months ended and as of September 30, 2004 and September 30, 2005 (in thousands):

       September 30,            Real                          Insurance
            2004               Estate                                                            Other     Total

                                         Environmental       E&S       Programs      Other

Gross premiums written              -         32,879       71,110        61,765       1,910          -    167,664
Net Premiums written                -         26,247       57,018        13,451         754          -     97,470
Net premiums earned                 -         23,333       58,133        12,699       6,625          -    100,790
Losses and loss adjustment
   expenses                         -         10,507       42,811         7,797       9,531          -     70,646
Acquisition expenses                -          5,877       12,710           194       1,298          -     20,079
Underwriting profit/(loss)          -          6,949        2,612         4,708      (4,204)         -     10,065
Income tax/(benefit)            3,167                            (975)                             605      2,797
Net earnings                    5,807                           1,410                            3,787     11,004
Assets                         21,381                         538,192                              254    559,827
Equity                         13,037                          91,317                             (103)   104,251

      September 30,            Real                          Insurance
            2005               Estate                                                           Other      Total
                                         Environmental       E&S    Programs      Other

Gross premiums written              -         39,683       69,660      70,062       1,589          -     180,994
Net Premiums written                -         33,112       55,864      15,930      (1,205)         -     103,701
Net premiums earned                 -         28,064       59,395      14,075      (1,141)         -     100,393
Losses and loss adjustment
   expenses                         -         14,433       37,145       8,193       2,098          -      61,869
Acquisition expenses                -          7,302       13,180         369        (149)         -      20,702
Underwriting profit/(loss)          -          6,329        9,070       5,513      (3,090)         -      17,822
Income tax/(benefit)              578                           1,063                            (15)      1,626
Net earnings/(loss)               335                           9,845                            (48)     10,132
Assets                          3,746                         646,061                           (103)    649,704
Equity                            882                         113,575                           (100)    114,357

        Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following provides key measurable information about the geographic segments for the nine months ended and as of September 30, 2004 and September 30, 2005 (in thousands):

     September 30, 2004               United States                    Bermuda            Total
Income tax                               2,797                              -             2,797
Net earnings                             4,524                          6,480            11,004
Assets                                 428,329                        131,498           559,827
Equity                                  55,685                         48,566           104,251
     September 30, 2005               United States                    Bermuda            Total
Income tax                               1,626                              -             1,626
Net earnings                             4,254                          5,878            10,132
Assets                                 491,497                        158,207           649,704
Equity                                  59,135                         55,222           114,357

        The following table presents key financial data by segment for the three months ended September 30, 2004 and September 30, 2005 (in thousands):

       September 30,            Real                          Insurance
            2004               Estate                                                            Other     Total
                                         Environmental       E&S   Programs      Other

Gross premiums written              -         10,589       23,731      19,772         484          -     54,576
Net Premiums written                -          8,569       18,546       5,867          27          -     33,009
Net premiums earned                 -          8,697       19,733       4,968       1,183          -     34,581
Losses and loss adjustment
   expenses                         -          4,056       15,446       2,946       1,283          -     23,731
Acquisition expenses                -          2,099        4,612          93         151          -      6,955
Underwriting profit/(loss)          -          2,542         (325)      1,929        (251)         -      3,895
Income tax/(benefit)            1,045                             148                             (2)     1,191
Net earnings/(loss)             2,288                             992                            (22)     3,258

       September 30,            Real                          Insurance
            2005               Estate                                                           Other     Total
                                         Environmental       E&S    Programs      Other

Gross premiums written              -         12,393       21,625      25,926         647          -     60,591
Net Premiums written                -          8,988       17,524       6,618      (1,640)         -     31,490
Net premiums earned                 -          9,542       18,433       4,993      (1,730)         -     31,238
Losses and loss adjustment
   expenses                         -          4,246       12,288       2,814         232          -     19,580
Acquisition expenses                -          2,665        3,880         115          32          -      6,692
Underwriting profit/(loss)          -          2,631        2,265       2,064      (1,994)         -      4,966
Income tax/(benefit)              460                             618                              5      1,083
Net earnings/(loss)               142                           3,192                             13      3,347

        The following provides key measurable information about the geographic segments for the three months ended September 30, 2004 and September 30, 2005 (in thousands):

     September 30, 2004               United States            Bermuda              Total
Income tax                               1,191                      -               1,191
Net earnings                             1,695                  1,563               3,258
     September 30, 2005               United States            Bermuda              Total
Income tax                               1,083                      -               1,083
Net earnings                             1,873                  1,474               3,347

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

        The Harbour Village project is substantially complete as all units are sold and closed. The Company does not expect to engage in any further real estate activities in the future. No additional revenue from Harbour Village is expected. There will be certain ongoing expenses for the project associated with legal, insurance and other related matters.

Note 7 — Income Taxes

        Total income tax expense for the periods ended September 30, 2004 and 2005 was allocated as follows:

                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                           2004                 2005                 2004                2005
Tax expense attributable to:
   Income from continuing
     operations                      $    1,190,605       $    1,083,069           $ 2,796,621     $    1,625,796
   Change in unrealized
     gains/(losses) on hedging
     transactions                           (82,192)              54,665                 1,782             93,114
   Change in unrealized
     gains/(losses) on securities
     available for sale                   1,055,616             (986,136)               46,075           (713,327)

         Total                          $ 2,164,029            $ 151,598          $  2,844,478      $   1,005,583
                                          =========              =======             =========          =========

        United States federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                         Current               Deferred               Total
         Three months ended:
           September 30, 2004                        $     (333,074)       $     1,523,679       $    1,190,605
           September 30, 2005                        $    1,452,076        $      (369,007)      $    1,083,069
         Nine months ended:
           September 30, 2004                        $    1,318,706        $     1,477,915       $    2,796,621
           September 30, 2005                        $    2,449,261        $      (823,465)      $    1,625,796

        The state income tax expense aggregated $471,196 and $412,758 for the nine months ended September 30, 2004 and 2005, respectively, and $152,654 and $354,282 for the three months ended September 30, 2004 and 2005, respectively, and is included in the current provision. Included in the current quarter state tax expense is a charge for $318,191 related to a prior year tax adjustment.

        Income tax expense for the periods ended September 30, 2004 and 2005 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                      2004                 2005                 2004                  2005

Expected income tax expense      $ 1,512,455           $ 1,506,325          $ 4,692,340           $ 3,997,785
Foreign   earned  income  not
   subject to U.S. taxation         (531,218)             (501,428)          (2,203,121)           (1,998,619)
Valuation allowance                        -                     -                    -              (554,515)
State taxes and other                209,368                78,172              307,402               181,145
                                  $1,190,605          $  1,083,069          $ 2,796,621         $   1,625,796
                                   =========             =========            =========             =========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                            December 31,         September 30,
                                                                                2004                  2005
         Deferred tax assets:
              Loss reserve discounting                                         $7,565,625          $  8,269,122
              Unearned premium reserves                                         3,145,646             3,268,177
              Difference between tax and GAAP basis of
                 Harbour Village project                                          366,348                     -
              Difference between tax and GAAP method at Harbour Village
                project                                                           146,738                     -
              Warranty reserve                                                    282,556               155,184
              NOL carry forward                                                    88,443                     -
              Unrealized losses on securities                                           -               507,203
              Other                                                               611,443               134,706
         Gross deferred tax assets                                             12,206,799            12,334,392
              Valuation allowance                                                (554,515)                    -
         Gross deferred tax assets after valuation allowance                   11,652,284            12,334,392

         Deferred tax liabilities:
              Deferred acquisition costs                                        2,033,536             1,634,672
              Unrealized gains on securities                                      288,062               175,052
              Other                                                               249,696                     -
         Gross deferred tax liabilities                                         2,571,294             1,809,724

                  Net deferred tax asset                                       $9,080,990           $10,524,668
                                                                                =========            ==========

        The Company believes it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore, a valuation allowance has not been established against these assets. However, given the historical loss position of American Safety RRG, it had established a 100% valuation allowance on its net deferred tax assets totaling $554,515 at December 31, 2004. In the first quarter of 2005, American Safety RRG included as a reduction to income tax expense this valuation allowance as American Safety RRG’s judgment about the realizability of the deferred tax assets changed due to American Safety RRG’s profitability. This reduction in income tax expense was offset by an increase in minority interest expense and had no overall effect on the earnings or shareholders’ equity of the Company.

Note 8 – Goodwill and Intangibles

Goodwill and indefinite-lived intangible assets are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life are to be amortized over their useful lives (but with no maximum life). The recorded indefinite-lived intangibles at December 31, 2004 and September 30, 2005 were $1,467,000.

        In accordance with the disclosure requirements of SFAS No. 142, Goodwill and Other Intangibles, there were no effects of goodwill on the net earnings for the nine months ended September 30, 2004 and 2005.

Note 9 — Stock Options

The Company applied the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. No compensation expense is reflected in net earnings as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The majority of the options in the plan vest over a three year period. The following table illustrates the effect on net earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123 (R), Accounting for Stock-Based Compensation.

                                      Three Months Ending                  Nine Months Ending
                                                 September 30,                         September 30,
                                            2004               2005               2004               2005
                                                       (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 3,258           $ 3,347           $ 11,004            $ 10,132
   Effect of stock options                      (3)               (3)              (199)               (463)
Pro forma net earnings                     $ 3,255           $ 3,344            $10,805              $9,669
                                             =====             =====             ======               =====
Net earnings per share:
   Basic - as reported                    $   0.47          $   0.50           $   1.59            $   1.50
   Basic - pro forma                      $   0.47          $   0.50           $   1.56            $   1.44

   Diluted - as reported                  $   0.45          $   0.47           $   1.49            $   1.41
   Diluted - pro forma                    $   0.45          $   0.47           $   1.46            $   1.35

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

        Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation is reported in accumulated other comprehensive income. The gross unrealized gains (losses) on the interest rate swaps at December 31, 2004 and September 30, 2005 were $192,589 and $329,499 for American Safety Capital and $(14,724) and $122,233 for American Safety Capital Trust II, respectively. The interest rate swaps are 100% effective.

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in the following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. All amounts and percentages are rounded.

        American Safety Insurance Holdings, Ltd (the “Company”) is a specialty insurance holding company which, through its subsidiaries, develops, underwrites, manages and markets property and casualty insurance and reinsurance to targeted niche markets for environmental remediation, contracting and other specialty risks. The Company was formed in 1986 as a group captive insurance company in Bermuda to provide stable, long term insurance protection for the asbestos abatement and environmental remediation industries in the United States, and now provides a broad range of specialty insurance coverages and services in all 50 states through approximately 230 independent insurance brokers and agencies.

        The Company’s earnings from insurance operations increased to $3.2 million in the third quarter of 2005 compared to $992,000 for the same quarter in 2004. Net earnings for the third quarter were $3.3 million, or $0.47 per diluted share as compared to earnings of $3.3 million, or $0.45 per diluted share for the third quarter of 2004. Insurance earnings for the nine months ended September 30, 2005 increased to $9.8 million from $1.4 million for the nine months ended September 30, 2004. Net earnings for the nine months ended September 30, 2005 were $10.1 million, or $1.41 per diluted share, as compared to $11.0 million, or $1.49 per diluted share, for the nine months ended September 30, 2004.

        The following table sets forth the Company’s net earnings (in thousands):

                                              Quarter Ended                     Nine Months Ended
                                               September 30,                      September 30,
                                           2004             2005              2004             2005

       Insurance Operations                $992           $3,192             $1,410           $9,845

       Real Estate Operations             2,288              142              5,807              335
       Other,   including   realized
         gains and (losses)                  22               13              3,787              (48)
                                      ===========      =============      =============    ==============
       Net Earnings                      $3,258           $3,347            $11,004          $10,132
                                      ===========      =============      =============    ==============

        The increase in insurance earnings for the quarter and the nine months ended September 30, 2005 was due to improved underwriting results combined with increased investment income. The underwriting results for the quarter and the nine months ended September 30, 2005 were driven by an improved loss ratio, which for the quarter decreased to 63% from 69% and for the nine months decreased to 62% from 70% for the same period of 2004. The underwriting results for the quarter and nine months ended September 30, 2005 included a charge of $552,000 resulting from the commutation of a reinsurance treaty with a former reinsurer and a reinstatement reinsurance premium accrual of $2.3 million on certain reinsurance contracts associated with the Company’s discontinued lines. The combined ratio decreased for the quarter to 98% from 101% and for the nine months decreased to 97% from 104% for the same period in 2004. The decrease in real estate earnings for the quarter and for the nine months ended September 30, 2005 was due to the substantial completion of the Company’s real estate operations at Harbour Village. Other significant items for the nine months of 2004 include non-recurring earnings of $3.8 million, predominantly due to the recovery on an impaired note receivable.

        Total revenues for the third quarter of 2005 decreased 39% to $35 million compared to the same quarter of 2004 as a result of the expected decrease in real estate income. Net premiums earned for the third quarter of 2005 decreased 10% to $31 million compared to the same quarter of 2004 due to the accrual of reinstatement reinsurance premiums previously mentioned. Net investment income for the quarter increased 44% to $3.7 million from $2.5 million in the third quarter of 2004 due to increased invested assets and an increase in the annualized yield to 3.9% from 3.6%.

        Total revenues for the nine months ended September 30, 2005 decreased 30% to $114 million compared to the same period in 2004 as a result of the expected decrease in real estate income. Net premiums earned for the nine months ended September 30, 2005 remained unchanged at $100 million. Net investment income for the nine months ended September 30, 2005 increased 50% to $10.2 million from $6.8 million for the same period in 2004 due to increased invested assets and an increase in the annualized yield to 3.8% from 3.5%. Total invested assets increased 18% to $385 million from $327 million at December 31, 2004.

        The Company’s book value per share increased 6.4% to $17.06 at September 30, 2005 from $16.04 at December 31, 2004, due to the contribution of net earnings during the nine months ended September 30, 2005, offset in part by the change in unrealized loss on the Company’s investment portfolio during the year due to increases in interest rates.

        The following table sets forth the Company’s consolidated revenues:

                                                                                            Three Months  Nine Months
                                         Three Months                  Nine Months             Ended         Ended
                                     Ended September 30,           Ended September 30,       September     September
                                                                                              30, 2004      30, 2004
                                                                                                 to            to
                                      2004           2005         2004           2005           2005          2005
                                                                 (Dollars in thousands)
 Net premiums written:
 Environmental                     $  8,569      $ 8,988        $ 26,247      $ 33,112           4.9%         26.2%
 Excess and surplus                  18,546       17,524          57,018        55,864          (5.5)         (2.0)
 Programs                             5,867        6,618          13,451        15,930          12.8          18.4
 Other                                   27       (1,640)            754        (1,205)     (6,174.1)       (259.8)
      Total net premiums
        written                    $ 33,009     $ 31,490        $ 97,470     $ 103,701          (4.6)%         6.4%
                                     ======       ======          ======       =======          ======         ====
Net premiums earned:
 Environmental                    $   8,697    $   9,542        $ 23,333      $ 28,064           9.7%         20.3%
 Excess and surplus                  19,733       18,433          58,133        59,395          (6.6)          2.2
 Programs                             4,968        4,993          12,699        14,075           0.5          10.8
 Other                                1,183       (1,730)          6,625        (1,141)       (246.2)       (117.2)
      Total net premiums earned
                                     34,581       31,238         100,790       100,393          (9.7)         (0.4)
Net investment income                 2,529        3,653           6,849        10,237          44.4          49.5
Net realized gains (losses)             100           25             120           (20)        (75.3)       (116.6)
Real estate income                   19,939            -          54,067         3,000        (100.0)        (94.5)
Other income                             47           20             192            56         (56.8)        (70.8)
Total Revenues                     $ 57,196     $ 34,936        $162,018     $ 113,666         (38.9)%       (29.8)%
                                     ======       ======         =======       =======         =======       =======

        The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,

                                                  2004        2005           2004       2005
Insurance operations:
 Loss and loss adjustment expense ratio          68.6%      62.7%          70.1%       61.6%
 Expense ratio                                   32.7        35.2           34.1        35.5
    Combined ratio.....................         101.3%       97.9%         104.2%       97.1%
                                                =====        ====          =====        =====

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Net Premiums Earned

Environmental.     Net earned premiums increased to $9.5 million in the third quarter of 2005 compared to $8.7 million for the same quarter of 2004. Net written premiums increased to $8.9 million in the third quarter of 2005 compared to $8.6 million for the same quarter of 2004. Most of the growth in this segment for the quarter was due to increased production in the Company’s Prostar online rating and quoting system, as well as increased premiums generated from audits on expired policies. The Company has experienced a decline in the state of New York environmental contractor and consultant premiums as a result of the new underwriting criteria implemented in New York. The Company believes the initiatives it had undertaken in the state of New York will improve the ultimate profitability of the segment. The Company continues to experience a slight decline in premium rates for this segment over 2004 due to increased competition and the overall changing in pricing conditions in the marketplace. The Company plans to focus its efforts on expanding Prostar’s capabilities and increasing the market share of the smaller environmental accounts.

Excess and Surplus. Net earned premiums decreased to $18.4 million in the third quarter of 2005 compared to $19.7 million for the same quarter of 2004. Net written premiums decreased to $17.5 million in the third quarter of 2005 compared to $18.5 million for the same quarter of 2004. Construction risks make up a majority of the book of business written by the this segment. The Company has started to experience a slight decline in premium rates on its renewal book of commercial construction business due to less business being shifted out of the standard market and a general softening of pricing in the market place. Premium rates on the residential construction business have remained more stable. The changing market conditions have resulted in a decline in the Company’s renewal retention rates and new business volume. The Company remains committed to its disciplined underwriting approach and the Company has also not broadened its policy terms and conditions. The Company intends for residential construction risks to be the focus of the new business efforts as it believes this area continues to offer modest growth opportunities.

Programs.     Net earned premiums remained steady at $4.9 million in the third quarter of 2005 and 2004. Net written premiums increased to $6.6 million in the third quarter of 2005 compared to $5.9 million for the same quarter of 2004. The increase for the third quarter was primarily due to written premiums contributed from three new programs added in late 2004 and the first half of 2005, as well as growth in fully funded policies. No new programs were added during the third quarter of 2005. The Company has focused its efforts on increasing its retention levels on programs allowing the Company the opportunity to increase its earnings potential from underwriting profits. Fee income earned in the third quarter of 2005 from fully funded policies was $386,000 as compared to $27,000 for the third quarter of 2004. The Company believes this segment has continued growth opportunities for this product in the healthcare, residential construction and product manufacturing industries. The Company’s focus in the program business unit is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuing carrier.

Other.     Net earned premiums decreased to negative $1.7 million in the third quarter of 2005 compared to $1.2 million for the same period of 2004. New written premiums decreased to negative $1.6 million in the third quarter of 2005 compared to $27,000 for the same period of 2004. In the third quarter of 2005 net written and net earned premiums decreased due to an accrual of $2.0 million for reinstatement reinsurance premiums on discontinued lines. The Company’s assumed liability program and workers’ compensation business were put in run-off in 2004.

Net Investment Income

        Net investment income increased to $3.7 million in the quarter ended September 30, 2005 from $2.5 million in the quarter ended September 30, 2004 due to higher levels of invested assets generated by positive cash flows from operations and an increased investment yield. Average invested assets were $371 million in the quarter ended September 30, 2005 compared to $284 million in the quarter ended September 30, 2004. The pre-tax investment yield increased to 3.9% from 3.6% in the quarters ended September 30, 2005 and September 30, 2004, respectively, and the after-tax investment yield increased to 3.2% from 2.9%, respectively. The increase in investment yield is consistent with the overall market rate increases.

Net Realized Gains and Losses

        Net realized gains decreased to $25,000 in the third quarter of 2005 compared to $100,000 for the same period of 2004. Sales of investments are generally the result of changing investment strategies to maximize investment income.

Real Estate Income

        The final two condominium units at Harbour Village were closed in the second quarter of 2005, thus the Company has no real estate income in the third quarter of 2005. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations. See Note 6 to the Consolidated Financials Statements herein for additional information regarding Harbour Village.

Losses and Loss Adjustment Expenses

        In the quarter ended September 30, 2005, the Company’s loss ratio improved 5.9 points to 62.7% as compared to 68.6% for the same period of 2004. This improvement was attributable to lower loss reserve development. During the quarter ended September 30, 2005, the Company experienced adverse loss development of $74,000 compared to $3.3 million in the same quarter of 2004. The $3.3 million adverse loss development consisted of $3.0 million on the excess and surplus lines and $0.3 million on discontinued lines.

Acquisition Expenses

        Acquisition expenses are amounts that are paid to agents and brokers for the production of premium for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where the Company does business on an admitted basis. Acquisition expenses were $6.7 million in the quarter ended September 30, 2005 compared to $6.9 million in the quarter ended September 30, 2004. Acquisition expenses as a function of net earned premiums were 21.4% in the quarter ended September 30, 2005 and 20.1% in the quarter ended September 30, 2004.

Real Estate Expenses

        Real estate expenses were a benefit of $601,000 for the third quarter of 2005 compared to $16.9 million of expense for the same period of 2004. The final two condominium units were closed in the second quarter of 2005 at Harbour Village. During the third quarter of 2005, the Company received $980,000 for settlement on roof litigation at Harbour Village. This receipt was applied as a reduction to real estate expenses as it had been expensed previously. The Company does not expect to engage in any further real estate activities in the future. The majority of earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations.

Income taxes

        The effective tax rate decreased to 17% for the quarter ended September 30, 2005 from 27% for the same period of 2004, as a result of lower taxable income on the Company’s US operations. The effective tax rate was increased during the quarter by $232,000 tax adjustment expense related to the Company's real estate project made in connection with the Company's annual tax return filing. Absent this adjustment, the effective tax rate would have been 19% for the quarter ended September 30, 2005

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Premiums Earned

Environmental.     Net earned premiums increased to $28.1 million in the nine months ended September 30, 2005 as compared to $23.3 million in the same period of 2004. Net written premiums increased to $33.1 million compared to $26.2 million for the same time period. Most of the growth in this segment for the first nine months of 2005 was due to increased production in the Company’s Prostar online rating and quoting system, as well as increased premiums generated from audits on expired policies. The Company has experienced a decline in the state of New York environmental contractor and consultant premiums as a result of the new underwriting criteria implemented in the state of New York. The Company believes the initiatives it has undertaken in New York will improve the ultimate profitability of the segment. The Company continues to experience a slight decline in premium rates over 2004 due to increased competition and the overall changing in pricing conditions in the marketplace. The Company intends to focus its efforts on expanding Prostar’s capabilities and increasing the market share of the smaller environmental accounts.

Excess and Surplus. Net earned premiums increased to $59.4 million in the first nine months of 2005 as compared to $58.1 million in 2004. Net written premiums decreased to $55.7 million compared to $57.1 million for the same time period. Construction risks make up a majority of the book of business written by the E&S segment. The Company has started to experience a slight decline in premium rates on its renewal book of commercial construction business due to less business being shifted out of the standard market and a general softening of pricing in the market place. Premium rates on the residential construction business have remained more stable. The changing market conditions have resulted in a decline in the Company’s renewal retention rates and new business volume. The Company remains committed to its disciplined underwriting approach and the Company has also not broadened its policy terms and conditions. The Company intends for residential construction risks to be the focus of the new business efforts as it believes this area continues to offer modest growth opportunities.

Programs.     Net earned premiums increased to $14.1 million for the nine months ended September 30, 2005 as compared to $12.7 million in the same period of 2004. Net written premiums increased to $15.9 million compared to $13.5 million for the same time period. The increase for the first nine months of 2005 was primarily due to written premiums contributed from three new programs added in late 2004 and the first half of 2005, as well as growth in fully funded policies. The Company has focused its efforts on increasing its retention levels on programs allowing the Company the opportunity to increase its earnings potential from underwriting profits. Fee income earned for the nine months ended September 30, 2005 from fully funded policies was $797,000 as compared to $83,000 for the same period of 2004. The Company sees continued growth opportunities for this product in the healthcare, residential construction and product manufacturing industries. The Company’s focus in the program business unit is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuing carrier.

Other.     Net earned premiums decreased to negative $1.1 million for the first nine months of 2005 as compared to $6.6 million in 2004. Net written premiums decreased to negative $1.2 million compared to $0.7 million for the same period of 2004. For the first nine months of 2005 net written and net earned premiums decreased due to an accrual of $2.0 million for reinsurance premiums on discontinued lines in the third quarter. The Company’s assumed liability program and workers’ compensation business were put in run-off in 2004.

Net Investment Income

        Net investment income increased to $10.2 million in the nine months ended September 30, 2005 from $6.8 million in the nine months ended September 30, 2004 due to higher levels of invested assets generated by positive cash flows from operations and an increased investment yield. Average invested assets were $356 million during the nine months ended September 30, 2005 compared to $262 million for the same period of 2004. The average pre-tax and after tax yields were 3.8% and 3.5% compared to 3.1% and 2.8% for the nine months ended September 30, 2005 and 2004 respectively. The increase in yield is consistent with the overall market rate increases.

Net Realized Gains and Losses

        Net realized gains and losses changed from a net gain of $120,000 in the nine months ended September 30, 2004 to a net loss of $20,000 for the nine months ended September 30, 2005. Sales of investments are generally the result of changing investment strategies to maximize investment income.

Real Estate Income

        Real estate income decreased to $3 million for the nine months ended September 30, 2005 compared to $54 million for the same period of 2004. In the second quarter of 2005, the final two condominium units were closed at Harbour Village. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations. See Note 6 to the Consolidated Financials Statements herein for additional information regarding Harbour Village.

Losses and Loss Adjustment Expenses

        For the nine months ended September 30, 2005, the Company’s loss ratio improved 8.5 points from 70.1% to 61.6% as compared to the same period of 2004. This improvement was attributable to lower loss reserve development. For the nine months ended September 30, 2005, adverse loss development decreased to $1.1 million from $12.3 million for the same period of 2004. For the nine months ended September 30, 2004 the $12.3 million adverse loss development consisted of $7.7 million on the excess and surplus lines and $4.6 million on discontinued lines. For the nine months ended September 30, 2005 the $1.1 million adverse loss development was on discontinued lines.

Acquisition Expenses

        Policy acquisition expenses increased to $21 million for the nine months ended September 30, 2005 from $20 million for the nine months ended September 30, 2004. Acquisition expenses as a function of net earned premiums were 20.6% for the nine months ended September 30, 2005 compared to 19.9% for the nine months ended September 30, 2004.

Real Estate Expenses

Real estate expenses associated with Harbour Village decreased to $2.1 million in the nine months ended September 30, 2005 from $45.1 million for the nine months ended September 30, 2004. In the second quarter of 2005, the final two condominium units were closed. During the third quarter of 2005, the Company received $980,000 for settlement on roof litigation at Harbour Village. This receipt was applied as a reduction to real estate expenses as it had been expensed previously. The Company does not expect to engage in any further real estate activities in the future. The earnings and funds generated from Harbour Village have been redeployed into the Company’s insurance operations. See Part II – Item 1 for additional information.

Payroll and Other Expenses

        Payroll and other expenses increased to $16.8 million in the nine months of 2005 compared to $13.4 million. In the nine months ended September 30, 2004, the Company collected $2.6 million as final settlement of a notes receivable. This receipt was applied as a reduction to other expenses in the prior nine months. Absent this receipt payroll and other expenses increased to $16.8 million for nine months ended September 30, 2005 from $16 million for the same period of 2004. This increase was attributable to expenses associated with the implementation of Sarbanes-Oxley and regulatory audits which were $967,000 for the nine months ended September 30, 2005 compared to $55,000 for the same period of 2004.

Expenses due to Rescission

        During the second quarter of 2004, the Company received $1.8 million in settlement of professional liability claims against parties who were involved in the Principal Management rescission litigation, as discussed in Part II, Item 1, “Principal Management Rescission Litigation.”

Minority Interest Expense

        Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG , a valuation allowance on it net deferred tax assets had been established. In the first quarter of 2005, American Safety RRG included in income the reduction of this valuation allowance (totaling $554,515) as management’s judgment about the realizability of its’ deferred tax assets changed due to American Safety RRG’s profitability. As a result, minority interest for nine months ended September 30, 2005 was $445,000 as compared to $612,000 for the same period of 2004.

Income taxes

        The effective tax rate was 11% for the nine months ended September 30, 2005 as compared to 20% for the same period of 2004. The decrease is due to lower taxable income on the Company’s US operations. The effective tax rate was increased during the third quarter of 2005 by $232,000 tax adjustment expense related to the Company's real estate project made in connection with the Company's annual tax filing. Absent this adjustment, the effective tax rate would have been 12% for the nine months ended September 30, 2005

Liquidity and Capital Resources

        The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Since 2000 the Company has operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. During 2004, the Company began to experience a leveling of premium rates due to entrance of new insurance competitors into the specialty insurance market and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses, and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to allow for variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

        Net cash provided from operations was $55 million for the nine months ended September 30, 2005, and $67 million for the nine months ended September 30, 2004. This decrease was primarily caused by increased loss payments, which increased to $35 million from $18 million in the same period of 2004.

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

Reserves

        Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, excess and surplus, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported claims. A full actuarial analysis is performed to provide this estimate of all unpaid loss and loss adjustment expense obligations of the Company under the terms of its contracts and agreements. In evaluating whether the reserves make a reasonable provision for unpaid loss and loss adjustment expense, it is necessary to project future loss and loss adjustment expense payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. If the net loss reserves were to increase by 5% this would reduce pre-tax income by $11 million. If the net loss reserves were to decrease by 5% this would increase pre-tax income by $11 million.

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

        In establishing product line incurred but not reported (IBNR) reserves, several methods are employed in determining ultimate losses: the expected loss ratio method; the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses; and the loss development method based on paid and reported losses. The expected loss ratio method uses industry expected losses adjusted for our experience while the loss development method relies on industry payment and reporting patterns to develop our actual losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to the expected losses to produce the expected IBNR. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

        However, the establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance that such ultimate payments will not materially exceed our reserves.

Forward Looking Statements

        This report contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions and new products and the Harbour Village real estate development project. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectibility of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions. For additional factors, which could influence the Company’s operating and financial performance, see the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control

        There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third quarter of 2005 that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

        Acquisition Rescission Litigation. In April 2000, the Company filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. The Company also sought to retain funds and company stock escrowed as part of the transaction. Over the past five years the court ruled on several motions and issues. The result of the pretrial motions were orders dismissing the Company’s claims and holding that Company should release $685,000 of the remaining amounts in an escrow account to the defendants. The court declined to rule on the disposition of escrowed shares of stock. The Company has appealed all of the adverse orders and ruling. The trial court entered a final judgment against the Company for $685,000. The Company plans to appeal this decision. In addition, the trial court finalized its declination to rule on the disposition of the escrowed shares of stock. As a result, a new suit has been filed against the Company for the stock. The Company plans to file an answer to this suit. In 2004, the Company accrued $1.4 million of additional expense as a result of previous adverse rulings and currently maintains this amount.

        Assumed Reinsurance Litigation. The Company is a defendant in several cases, liquidation actions and reinsurance claims identified as the “National Warranty” issue. American Safety Reinsurance, Ltd. was an excess of loss reinsurer of the National Warranty Risk Retention Group (“National Warranty”) who, in turn, provided insurance coverage to automobile dealerships and other providers who became obligors pursuant to extended automobile warranty contracts they sold to consumer purchasers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation). This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty. As a result, there are potentially over a million vehicle service contracts that are not being honored by the obligors.

        In these lawsuits, the consumer purchasers and automobile dealers have alleged various theories of liability against the Company. Generally, the Company has filed various motions arguing lack of personal jurisdiction and privity of contract, in the various actions and awaits the decisions of the courts. The Joint Official Liquidators (“JOL”) and the lead counsel for the Rocker class action, which is the leading case, have been meeting to devise a strategy to create a potential global settlement with the Company. However, their potential settlement numbers are not considered reasonable at this time. The JOLs have made a “claim” against the reinsurance treaty, however, additional information is needed to verify if any claim, in fact, exists. The Company believes it has several valid defenses and intends to vigorously contest these lawsuits.

        Donald Griggs et al. v. American Safety Reinsurance Ltd. Et al., Case No 2003-31509, Circuit Court, Seventh District, Volusia County, Florida. Seven plaintiffs filed suit against the Company and three of its subsidiaries seeking to recover a $2,100,000 loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that the Company was responsible for the repayment of the Loan, with interest. The plaintiffs propounded four theories of liability and the Court granted judgment for the Company on three of the theories. However, the Court entered judgment on August 10, 2005 against the Company for $3,426,703.50, which includes interest, on the remaining theory. The court held that the Company, as a condition of its loan, required the former owner to demand that the Seven take certain actions as to their loan, to their detriment and to the benefit of the Company, and thus, the Company had entered into a quasi-contract with the Seven to repay their loan with interest.

        The Company has reviewed the decision of the Court with outside legal counsel and plans to vigorously pursue an appeal. Based on the merits of the case and the likelihood of ultimate payment, the Company has not established an accrual for the decision.

        Baber v. Borowiec v. American Safety Casualty Insurance Company, This case arises out of a claim brought by the Baber family against two lawyers (“Borowiecs”) for legal malpractice. The Borowiecs are insured by American Safety Casualty Insurance Company (“ASCIC”) under a Lawyers Professional Liability Program underwritten and managed through ASCIC’s program manager Professional Coverage Managers, Inc. During the adjustment of this claim, ASCIC issued a reservation of rights letter, denied the claim based on a coverage issue, rejected a policy limits demand and intervened into the underlying suit.

        The Babers and Boroweics eventually entered into a “Morris Agreement” wherein the Babers agreed not to pursue any judgment against the Boroweics. Rather, the Boroweics assigned their bad faith rights against ASCIC to the Babers. The court found this to be reasonable and also found that the Babers, as a result of the accident, had incurred $11 million in damages. The Babers have sued ASCIC for bad faith. There is no final judgment, as of this date, against the Boroweics or ASCIC.

        The Court granted the Baber’s motion for summary judgment and found, as a matter of law, that coverage exists for this claim. ASCIC will appeal this ruling at the appropriate time. The bad faith portion of this case is set for trial on January 6, 2006. The Company intends to vigorously defend these claims

        The reinsurance for this program is a 90/10 Quota Share treaty with a $2 million ECO/XPL limit. In addition, the Company has a Clash Cover treaty with a $5 million limit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable. Item 4. Submission of Matters to a Vote of Security Holders None.

Item 5. Other Information

        On November 2, 2005, the Company announced the appointment of William C. Tepe as Chief Financial Officer. Mr. Tepe will assume his position with the Company effective November 14, 2005, and will replace Steven B. Mathis as Chief Financial Officer. Mr. Mathis will be assigned the key role of Vice President, Planning and Treasury.

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
                         2002

         32.1            Certification  Pursuant toss.906 of the  Sarbanes-Oxley Act of
                         2002

         32.2            Certification  Pursuant toss.906 of the  Sarbanes-Oxley Act of
                         2002

                                                 SIGNATURES

           Pursuant to the  requirements  of the  Securities  and Exchange  Act of 1934,  the  Registrant  has duly caused this Report to be signed on its behalf by the  undersigned,  thereunto duly  authorized,  on the 11th day of
November 2005.

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
                                                                     Chief Financial Officer
                                                                    (Principal Financial Officer)

Exhibit 11

American Safety Insurance Holdings, Ltd. and subsidiaries
Computation of Earnings Per Share

                                                    Three Months Ended                   Nine Months Ended

                                             September 30,     September 30,      September 30,     September 30,
                                                  2004              2005              2004               2005

Basic:
Earnings available to common
shareholders........................        $  3,257,792      $  3,347,298      $ 11,004,380       $  10,132,395
                                               =========         =========        ==========          ==========
Weighted average common shares
outstanding.........................           6,876,380         6,702,609         6,905,133           6,737,126

Basic earnings per common shares ...        $       0.47      $       0.50      $       1.59       $        1.50
                                                    ====              ====              ====                ====

Diluted:
Earnings available to common
shareholders..........................      $  3,257,792     $  3,347, 298      $ 11,004,380       $  10,132,395
                                               =========         =========        ==========          ==========

Weighted average common shares
outstanding............................        6,876,380         6,702,609         6,905,133           6,737,126

Weighted average common shares
equivalents associated with options....          398,879           444,055           489,597             435,371

Total weighted average common
shares.................................        7,275,259         7,149,664         7,394,730           7,172,497
                                               =========         =========         =========           ========
Diluted earnings per common
shares..............................        $       0.45       $      0.47      $       1.49        $       1.41
                                                    ====              ====              ====                ====

Exhibit 31.1

                         Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

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

                  (c)      evaluated the effectiveness of the registrant's  disclosure  controls and procedures and presented  in this report our  conclusions  about the  effectiveness  of the  disclosure controls  and  procedures,  as of the end of the period  covered by this report based on such evaluation; and

                  (d)      disclosed  in  this  report  any  change  in  the  registrant's  internal  control  over financial  reporting that occurred  during the  registrant's  most recent fiscal quarter that has  materially  affected,  or is  reasonably  likely  to  materially  affect,  the registrant's internal control over financial reporting; and

         5.       The  registrant's  other  certifying  officer(s) and I have  disclosed,  based on our most recent evaluation of internal control over financial  reporting,  to the  registrant's  auditors and the audit  committee of the  registrant's  board of directors (or persons  performing  the equivalent functions):

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

Date: November 11, 2005                                                /s/ Stephen R. Crim
                                                                       Stephen R. Crim
                                                                       Chief Executive Officer
                                                                       American Safety Insurance Holdings, Ltd.

Exhibit 31.1

                         Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

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

                  (c)      evaluated the effectiveness of the registrant's  disclosure  controls and procedures and presented  in this report our  conclusions  about the  effectiveness  of the  disclosure controls  and  procedures,  as of the end of the period  covered by this report based on such evaluation; and

                  (d)      disclosed  in  this  report  any  change  in  the  registrant's  internal  control  over financial  reporting that occurred  during the  registrant's  most recent fiscal quarter that has  materially  affected,  or is  reasonably  likely  to  materially  affect,  the registrant's internal control over financial reporting; and

         5.       The  registrant's  other  certifying  officer(s) and I have  disclosed,  based on our most recent evaluation of internal control over financial  reporting,  to the  registrant's  auditors and the audit  committee of the  registrant's  board of directors (or persons  performing  the equivalent functions):

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

          Date: November 11, 2005                                              /s/ Steven B. Mathis
                                                                               Steven B. Mathis
                                                                               Chief Financial Officer
                                                                               American Safety Insurance Holdings, Ltd.

Exhibit 32.1

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2005, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: November 11, 2005                              /s/ Stephen R. Crim
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

Exhibit 32.2

Certification Pursuant to § 906 of the

Sarbanes-Oxley Act of 2002

        The undersigned, as the Chief Executive Officer of American Safety Insurance Group, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2005, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Group, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Date: November 11, 2005                              /s/ Steven B. Mathis
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