Form 10-K
period 2005-12-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2006-03-21
CIK 783603

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
                                                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005                        Commission file number 1-14795

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

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.          Yes X
    No

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes  __   No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___   No  X

The aggregate market value of registrant's  voting common stock held by  non-affiliates  on December 31, 2005 was $58,456,817.  For the purposes of this  calculation,  shares of common stock of the  Registrant  held by directors,  executive  officers and persons who hold more than 5% of the outstanding shares have been excluded.

The number of shares of registrant's common stock outstanding on March 10, 2006 was 6,762,731.

Documents  Incorporated by Reference:  Part III of this Form 10-K incorporates by reference certain information from Registrant's Proxy
Statement for the 2006 Annual General Meeting of the Shareholders (the "2006 Proxy Statement").

[The Remainder of this Page Intentionally Left Blank]

                                               AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                           Table of Contents

                                                      PART I

                                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters                             44
                     and Issuer Purchase of Equity Securities................................................
Item 6.          Selected Financial Data.....................................................................   46
Item 7.          Management's Discussion and Analysis of Financial Condition                                    48
                      and Results of Operations .............................................................

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.................................    68
Item 8.          Financial Statements and Supplementary Data.................................................   69
Item 9.          Changes in and Disagreements with Accountants on                                               69
                     Accounting and Financial Disclosure.....................................................
Item 9A.         Control and Procedures....................................................................                                                70

Item 9B.         Other Information ..........................................................................   70

                                                     PART III
Item 10.         Directors and Executive Officers of Registrant..............................................   71
Item 11.         Executive Compensation......................................................................   71
Item 12.         Security Ownership of Certain Beneficial Owners                                                71
                     and Management and Related Stockholder Matters..........................................
Item 13.         Certain Relationships and Related Transactions..............................................   71
Item 14.         Principal Accountant Fees and Services......................................................   71
                                                     PART IV
Item 15.         Exhibits and Financial Statements Schedules.................................................   72

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

Who We Are

        We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market.  For twenty years, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds.  We specialize in underwriting these products for insureds with environmental risks and construction risks as well as in developing programs for other specialty classes of risks.

        We were formed in 1986 as an insurance company in Bermuda and began our operations providing insurance solutions to environmental remediation businesses in the U.S. at a time when insurance coverage for these risks was virtually unavailable.  Since then, we have continued to identify opportunities in other industry sectors underserved by the standard insurance carriers where we believe we can achieve strong and consistent returns on equity. We capitalize on these opportunities by (i) leveraging our strong relationships with agents and brokers, which we refer to as producers, among whom we believe we have a recognized commitment to the specialty insurance market, (ii) charging a higher premium for the risks we underwrite and the services we offer due to the limited availability of insurance coverages for these risks and (iii) mitigating our loss exposure through customized policy terms, specialized underwriting and proactive loss control and claims management.

        We insure and place risks primarily through our two U.S. insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity Company (“American Safety Indemnity”), and our U.S. non-subsidiary risk retention group affiliate, American Safety Risk Retention Group, Inc. (“American Safety RRG”). We reinsure a portion of these risks through our Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”) and our Bermuda segregated account captive, American Safety Assurance Ltd. (“American Safety Assurance”). American Safety Assurance serves as a risk sharing vehicle for program managers and insureds. Our Bermuda subsidiaries also facilitate the allocation of risk among our insurance subsidiaries and provide us with greater flexibility in managing our capital. Our subsidiary American Safety Insurance Services, Inc. (“ASI Services”) provides a range of insurance management and administrative services for American Safety Casualty, American Safety Indemnity and American Safety RRG.

Our Market

We actively participate in both the excess and surplus lines and the alternative risk transfer insurance markets.

Excess and Surplus Lines

        Excess and surplus lines insurers provide coverage for difficult-to-place risks that do not fit the underwriting criteria of insurance companies operating in the standard insurance market. In the standard insurance market, policies must be written by insurance companies that are licensed to transact business as admitted carriers by the state insurance regulators in the state in which the policy is issued. Standard insurance market policy rates and forms are highly regulated and coverages are largely uniform. In contrast, excess and surplus lines insurers are less restricted by these rate and form filing regulations, thereby providing them with more flexibility over the premiums they can charge and the policy terms and conditions they can offer.

        Also included in our description of the excess and surplus lines market is the specialty admitted market. Insurance carriers operating in the specialty admitted market underwrite complex risks similar to excess and surplus lines carriers, but are licensed by the insurance regulators in the states in which they operate as admitted insurance companies. Although they are admitted in the jurisdictions in which they operate, specialty admitted carriers are typically less restricted by policy rate and form regulations than standard admitted carriers due to the complexity of the risks being underwritten, the absence of standard market coverage, or the nature of the coverages provided. Some insureds with complex insurance needs require coverage from an admitted insurance company due to regulatory, legal, marketing or other factors. We currently underwrite specialty admitted policies in our environmental business line in California, Illinois, New Jersey, Texas and New York. We also write a small portion of our specialty program business on an admitted basis. Additionally, all of our surety bonds are written on an admitted basis in accordance with standard industry practice.

        The property and casualty insurance industry has historically been a cyclical industry consisting of both “hard market” periods and “soft market” periods. The excess and surplus lines market has historically moved in response to the underwriting cycles in the standard insurance market. Hard market periods are characterized by shortages of underwriting capacity, limited availability of capital, less competition and higher premium rates. Typically, during hard markets, as rates increase and coverage terms become more restrictive, business shifts from the standard insurance market to the excess and surplus lines market as standard insurance market carriers rely on traditional underwriting techniques and focus on their core business lines. In soft markets, business shifts from the excess and surplus lines market to the standard insurance market as standard insurance market carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as “surplus lines.”

        Since 2000, the excess and surplus lines market has grown substantially both in terms of available premium as well as in relation to the overall U.S commercial property and casualty market. According to A.M. Best, from 2000 to 2003, the excess and surplus lines market grew at a 29.5% compounded annual growth rate and increased as a percentage of the overall U.S. commercial property and casualty insurance market from 7.6% to 13.7%. However, from 2003 to 2004, the latest year for which industry data is available from A.M.Best, the year-over-year growth rate was 0.7% as competition increased and the rate of price increases slowed. In 2004, the U.S. excess and surplus lines direct premiums written totaled over $33.0 billion and represented approximately 14.9% of the total U.S. commercial property and casualty insurance market.

        Since 2004, we believe the property and casualty insurance market has started to soften and that the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to modestly decline in some of our targeted markets. Despite this modest softening trend, we believe that the current market environment is favorable and believe there are profitable growth opportunities from which we can benefit.

Alternative Risk Transfer

        The alternative risk transfer market, or ART market, provides insurance and risk management products for insureds who want more control over the claims administration process and who pay very high insurance premiums or are unable to find adequate insurance coverage. The ART market originated during the 1980s when obtaining various types of commercial liability insurance coverages was difficult for businesses in certain industries due to the nature of their operations or the industries in which they operated. To meet the risk management or insurance needs of these businesses, new risk transfer solutions were developed, such as captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, the assets of which are contributed by one interest or a group of related interests so as to provide insurance coverage for their business operations. Risk retention groups are companies that are owned by their insureds that, while being licensed only in the state of their formation, are able to write insurance in all states. These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

        The ART market has grown substantially over the past five years through the creation of additional captives and risk retention groups. According to A.M. Best, net premiums written in the ART market grew approximately 56% between 2000 and 2004, although only by 3.6% from 2003 to 2004. During this time, the ART market expanded to include a wider range of risk sharing vehicles, and benefited from more favorable regulation in certain jurisdictions in the U.S. The ART market has responded effectively to the strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs and access to reinsurance markets.

        The ART market has traditionally been inversely correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods. We believe, however, that this correlation has become less meaningful in recent years as ART solutions have become more accessible and better managed, evidenced by a sharp increase in the number of captive formations and more domestic and offshore domiciles, such as Vermont and Bermuda, offering regulatory environments conducive to captive formations and operations. While this continued growth has contributed to the competitive environment in the ART market, customers in certain industries, such as healthcare and construction, continue to experience difficulty obtaining adequate and affordable coverages that meet their needs.

Our Products

        Our core product segments include excess and surplus lines and alternative risk transfer products:

Excess and Surplus Lines. We focus our excess and surplus lines segment on small to medium-sized businesses in industries such as environmental and construction because we believe that, due to the complex risk profile of those businesses and their smaller account sizes, there is less competition in the market to underwrite these risks. We provide the following excess and surplus lines products in the following industries:

Environmental.     We underwrite various types of environmental risks including contractors’ pollution liability, environmental consultants’ professional liability and environmental impairment liability. We do not provide coverage for manufacturers or installers of products containing asbestos that have been the subject of class action lawsuits, but instead insure the contractors who remediate asbestos. For the year ended December 31, 2005, we had gross premiums written of $51.0 million and net premiums written of $41.5 million in our environmental business line, representing 21.4% and 29.5% of our total gross and net premiums written, respectively. Since 2000, we have achieved a compounded annual growth rate in gross premiums written of 30.4% in our environmental business line.

        The environmental risks we underwrite are as follows:

Contractors’ Pollution Liability. Includes general and pollution liability coverage for third party claims for bodily injury and property damage, including clean-up costs resulting from pollution conditions. Many of these contractors operate in the pollution remediation industry, engaging in activities such as hazardous waste remediation, soil remediation, emergency response and storage tank installation or removal. This coverage is offered on either an occurrence basis or a claims made and reported basis. Coverage written on an occurrence basis provides coverage to the insured for occurrences during the coverage period while coverage written on a claims made and reported basis provides coverage to the insured only for losses reported during the coverage period.

Environmental Consultants’ Professional Liability. Includes professional liability coverage for the unique exposures inherent to environmental professionals including consultants, engineers, design professionals and laboratories. We provide coverage for third party claims resulting from professional services rendered by the insured. This coverage is written on a claims made and reported basis.

Environmental Impairment Liability.Includes coverage for both off-site and on-site third party bodily injury, property damage and clean-up costs arising from pollution conditions emanating from or at sites owned or operated by an insured. Our typical insureds for this coverage include waste treatment and disposal facilities, manufacturing facilities, chemical manufacturers and blenders, electric utilities, recyclers, owners and operators of storage tank facilities, dry cleaners, convenience stores, gasoline stations, trucking and distribution centers and petroleum marketers. Coverage is written on a claims made and reported basis.

Construction. We underwrite various types of residential and commercial construction risks. Our construction insurance coverages consist mostly of primary general and excess general liability coverages for insureds located primarily in the western U.S. For the year ended December 31, 2005, we had gross premiums written of $95.4 million and net premiums written of $78.0 million in our construction business line, representing 40.1% and 55.5% of our total gross premiums written and net premiums written, respectively. Since 2000, we have achieved a compounded annual growth rate in gross premiums written of 51.6% in our construction business line.

        The construction risks we underwrite include:

Residential Construction. We provide coverage for contractors involved with the construction and remodeling of residential homes. The types of residential contractors we insure primarily include graders, framers, concrete workers and drywall installers. For the year ended December 31, 2005, residential construction represented 57.0% of our total construction gross premiums written.

Commercial Construction. The commercial contractors we insure primarily include framers (predominantly for apartments), concrete workers and graders. Many of the commercial contractors we insure derive a portion of their revenues from residential construction work, and consequently, most standard market insurance companies will not offer them coverage. Due to our understanding of the residential construction market, we are able to fill a market void for certain commercial contractors and can insure these contractors for an attractive premium per dollar of risk and with customized policy terms. For the year ended December 31, 2005, commercial construction represented 34.0% of our total construction gross premiums written.

Also included in our construction business line are other excess and surplus lines coverages for underserved markets, including general liability for building owners and equipment dealers and products liability for product manufacturers and distributors. The gross premiums written associated with these excess and surplus lines policies represented 9.0% of our total construction business line gross premiums written for the year ended December 31, 2005.

o	Surety. “Surety” is a contract under which an insurer guarantees certain obligations of a second party to a third party. We are listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety, primarily providing contract performance and payment bonds to environmental contractors and general construction contractors in 47 states and the District of Columbia. For the year ended December 31, 2005, we had gross premiums written of $2.6 million and net premiums written of $1.3 million in our surety business line, representing 1.1% and 1.0% of our gross premiums written and net premiums written, respectively.

Alternative Risk Transfer. We provide the following alternative risk transfer products:

o	Specialty Programs. Working with third party program managers, reinsurance intermediaries and reinsurers, we target small and medium-sized businesses with homogenous groups of specialty risks where the principal insurance requirements are general, professional or pollution liability. We outsource the underwriting and program administration duties for these programs to program managers with established underwriting expertise in the specialty program area. Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, apartment owners, restaurant owners, tavern owners, bail bondsmen and Hawaii taxicab operators.

We differentiate ourselves from our program competitors in primarily two ways. First, we typically require the originators of the business to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered through the provision of collateral. Our Bermuda segregated account captive, American Safety Assurance, facilitates the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize their portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us.

In 2005, we had gross premiums written of $85.1 million and net premiums written of $19.7 million in our specialty programs business line, representing 35.8% and 14.0% of our total gross and net premiums written, respectively. Since 2000, we have achieved a compounded annual growth rate in gross premiums written of 20.2% in our specialty programs business line. We also earn fee income on certain specialty program business that we write.

Fully-Funded.	Fully-funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay very high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully-funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims. Our fully-funded product accomplishes this by giving our insureds the ability to fund their liability exposures via a self-insurance vehicle, such as our segregated account captive, American Safety Assurance, or through another captive vehicle established by the insured. We do not assume underwriting risk on these policies, but instead earn a fee for providing the policies. Policy limits are set based on the requirements of the insured, and the insured funds the entire aggregate limit through a combination of cash and irrevocable letters of credit. These cash amounts are accounted for as a liability. The aggregate policy limit caps the total damages payable under the policy, including all defense costs. We write fully-funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries. During 2005, we generated $1.2 million in fees from fully-funded business.

Runoff Lines

        When certain business lines do not meet our profit or production expectations, we take corrective actions, which may include exiting those business lines. When we exit a business line, we no longer renew or write any new policies in that business line, although we do continue to service existing policies until they expire and administer any claims associated with those policies. The business lines we have exited since 2002 are:

o	Workers’ Compensation. In 1994, we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the high expenses associated with servicing this business line. The claims associated with this business line are being administered by a third party. At December 31, 2005, we were carrying net reserves of $12.0 million related to this business line.

o	Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2005, we were carrying net reserves of $11.1 million related to this business line.

Our Competition

        The property and casualty insurance market is highly competitive with respect to a number of factors, including overall financial strength of a given insurer, ratings of insurance companies by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. We believe competition in the sectors of the specialty insurance market we target is fragmented and not dominated by one or more competitors. We frequently encounter competition from other insurance companies that insure risks in business lines that may encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share and become more comfortable underwriting the risks in the markets which we serve. The insurance companies with which we compete vary by the industries we target and the types of coverage we offer.

        We believe our “A” (Excellent) rating from A.M. Best, focus on underserved markets, strong relationships with producers and versatile corporate structure are competitive advantages for us and are important factors in providing opportunities for growth.

Rating

        In November 2005, A.M. Best, the most widely recognized insurance company rating agency, reaffirmed its rating of “A” (Excellent), with a “negative” outlook on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders. A.M. Best assigned a “negative” outlook to the rating in September 2004 in response to our reserve development in the second quarter 2004 because of a concern by A.M. Best with the underwriting results from our core business lines and the potential need for further reserve developing in the future.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from representing insurance companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of an insurer’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, insurance brokers and agents and its rating and outlook should not be considered an investment recommendation. This rating is not a continually monitored rating and is subject to change. Any investor for whom this rating may be important as of any date subsequent to the date of this report should obtain this rating from A.M. Best and not rely on the rating set out above.

        We have also been assigned a financial size category of Class VIII by A.M. Best. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.

        The Company has not retained S&P or any other service to rate its subsidiaries. Despite this, based solely on publicly available information, in October 2005, S&P rated American Safety RRG, American Safety Casualty and American Safety Indemnity “Bpi,” and Fitch Ratings rated these three entities “BBBq.” An S&P “pi” rating is a financial strength rating based on published financial information, as distinguished from ratings determined through in-depth meetings with company officials. Similarly, a rating from Fitch Ratings with a “q” subscript is generated solely using a model that utilizes publicly available financial statement information, without any discussion with senior management.

Distribution

        The specific distribution channels we use vary by business line. We market our excess and surplus products through approximately 230 producers in all 50 states and the District of Columbia. Within our excess and surplus lines segment, our environmental insurance products are written through a mix of retailers and wholesalers, while our construction insurance products are marketed exclusively through wholesale brokers. The only producers that produce greater than 10% of our construction business line total gross premiums written are Cooney, Rikard & Curtain Insurance Services, Inc. and Brown & Brown, Inc. which produced approximately 29.6% and 15.4% of our total gross premiums written for the year ended December 31, 2005, respectively. Our alternative risk transfer specialty program products are distributed through active solicitation by program managers and managing general agents with established underwriting expertise in a specialty program area, to whom we outsource the underwriting and program administration duties. In addition to program managers, reinsurance intermediaries and brokers also serve as a distribution source of program business. Our fully-funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the alternative risk transfer market.

Technology

        We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing our producers access to our systems via the Internet. We utilize two primary information processing systems that are an integral part of our operations and are discussed below. Ultimately, we believe that these investments in technology will result in a decrease in our expense ratio by enabling us to increase premium volume without requiring significant additional staff. Our information technology department consists of eleven full-time employees, as well as third-party vendors who support our existing technology platform.

o	ProStar. Our ProStar system improves efficiency by creating a balance between effective underwriting and excellent client service. Launched in 2001, ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks. The policies we process through ProStar are combined general, professional and pollution liability policies designed for environmental contractors and consultants with annual revenues of $3.0 million or less. ProStar increases product distribution for smaller environmental accounts while reducing associated underwriting and operating costs. In 2005, gross premiums written generated through ProStar totaled approximately $27.0 million, representing a 103.0% increase from 2004. In addition, policy counts were up 25.0% in 2005 as compared to 2004. We believe this technology is adaptable to other products and can be modified to accommodate our growth.

o	Integrated Software Package. We purchased an integrated software package in 2003 that addresses underwriting, premium accounting, claims and forms processing functions and is a secure and consolidated collection of primary insurance data that feeds a data warehouse for management reporting and analysis. The system has been implemented in our construction and environmental business lines, and we believe it is adaptable to other products as they are developed.

o	WorkSmart Initiative. In 2004, we began a process improvement initiative in our underwriting and claims departments, which we internally refer to as “WorkSmart.” This initiative has resulted in the restructuring of workflow within the Company. As a result, we have improved both the efficiency of how we process business and the productivity of our underwriting and claims personnel. We believe this initiative will result in our ability to increase operations without increasing personnel.

Underwriting

Excess and Surplus Lines

        Our underwriting staff handles the insurance underwriting functions for all excess and surplus lines products, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. The principal factors we use for underwriting these risks include the professional experience of the insured, its operating history, and its loss history and, in the case of renewals, its demonstrated commitment to effective loss control and risk management practices.

        Most of our underwriters have approximately 20 years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target. We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies. We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on underwriting profits rather than premium growth. We also enforce an internal quality control standard through periodic audits of underwriter files. Underwriters meet monthly to discuss the status of renewal business with members of the claims department, who adjust claims as reported under a policy, and members of the loss control department, who measure and monitor an insureds’ safety and risk management policies.

        An important part of the underwriting and risk control process is the use of customized policy forms and contract wording to limit our ultimate exposure on many of the specialty risks we insure and to adequately respond to evolving claims trends in our core product lines. These trends are often identified through the monthly meetings among claims, loss control and underwriting personnel. Policy terms and conditions are crafted in cooperation with legal counsel to avoid or restrict coverage for certain high exposure risks. Standard, or admitted, carriers do not have the same flexibility to control policy language because they are more heavily regulated by the individual states in which they operate, and are generally required to use standard insurance forms that are broader in coverage.

Alternative Risk Transfer

        To assist in evaluating program managers, we perform an extensive due diligence process which involves detailed reviews of underwriting, policy pricing practices, claims handling, management expertise, information systems and distribution networks on every new program we develop. Based on the results of the due diligence, underwriting guidelines are developed that are specific to each program, and must be adhered to by program managers. We also perform an actuarial analysis on each program, to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager. After the program is implemented, we utilize our internal underwriting, claims, accounting and regulatory personnel to conduct semi-annual audits of each program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established guidelines and to assess the long-term profit potential of the program.

Claims Management

Excess and Surplus Lines

        The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation, that requires handling by a claims professional with specialized knowledge and claims management expertise. Accordingly, we employ experienced claims professionals with broad backgrounds, many with more than 20 years of experience in resolving the types of claims that typically arise from the specialty risks we underwrite. Our Chief Claims Officer has more than 25 years of diverse experience in claims management for specialty risks including specific experience with claims involving complex coverage issues and has managed claims operations with as many as 1,000 employees. We believe our claims management approach, which is focused on achieving the best possible financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise is integral to controlling our losses and loss adjustment expenses. We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting and marketing activities through frequent interaction among the claims, underwriting and loss control staffs.

        With the exception of construction defect claims associated with our construction business line, claims arising out of policies issued in our excess and surplus lines segment are handled primarily by our internal claims adjustors. Because construction defect claims require specialized knowledge of local markets and regulations, since 2004, the majority of our construction defect claims have been handled by third party administrators (“TPAs”) located in California. However, as a result of premium growth in the construction business line and our decision to take a larger risk position on the construction policies we underwrite, in February 2006 we established an internal claims handling office in California to manage our construction defect claims. This office is staffed with eight adjustors with an average of more than 15 years experience managing construction defect claims. We believe that the establishment of this office will reduce our reliance on TPAs, enhance our market presence in the western U.S. and enable us to more effectively and profitably manage our construction defect claims.

        We have established claims management best practices, which emphasize the thorough investigation of claims, prompt settlement of valid claims, aggressive defense against claims we believe to be without merit and the accurate establishment of reserves. We recently established a quality assurance unit that is responsible for establishing and maintaining claims handling best practices and monitoring the uniform and consistent application of these practices. This is accomplished primarily through monthly audits of claims files as well as broader departmental audits, as necessary. The audit process includes a detailed evaluation of all facets of the claims management process including investigation, litigation and reserving. These audits are used to measure both departmental and individual performance and identify areas for improvement.

        We have a claims committee, comprised of claims adjusting staff and claims management, that meets on a bi-weekly basis to discuss high exposure and complex claims to address litigation management strategies, coverage issues and the setting of reserves above established authority levels.

Alternative Risk Transfer

        Claims management also plays an important role in achieving our profitability goals in our alternative risk transfer segment. We use TPAs to handle substantially all of the claims arising from policies written in our alternative risk transfer segment. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will act as the TPA for the program. By utilizing TPAs, we gain immediate access to the required claims handling expertise in the unique business lines we underwrite. Our selected TPAs undergo a rigorous pre-qualification process and are closely monitored and regularly audited. We select only TPAs with claims personnel experienced in handling claims for the types of risks typical of our specialty programs and fully-funded accounts.

        To assist us in our selection and monitoring of TPAs, we employ an internal claims staff responsible for both selecting the TPAs as well as ensuring the quality of claims adjudication by the TPAs. Our internal program claims staff pre-qualifies TPAs based on a detailed process that considers, among other characteristics, expertise in a particular business line, reserving philosophy, litigation management philosophy and management controls.

        Once a TPA is qualified and selected, it is given limited reserve and settlement authority. We approve every claim in excess of a TPA’s established settlement authority. Additionally, all coverage issues or disputes are required to be reported to our internal staff. To ensure that the TPAs we employ meet our performance standards, we conduct regular on-site claims audits. Recommendations arising from the claims audits are communicated to the TPA and an agreed upon action plan is implemented. Compliance with the action plan is closely monitored by our staff to ensure acceptable resolution to all recommendations.

Loss Control

        Loss control is not a widely utilized risk management tool by excess and surplus lines companies. We believe, however, that loss control provides significant value to our underwriters as part of their risk selection process, and to our insureds in the improvement of their risk management practices. Our loss control unit assists insureds and our underwriters with regulatory compliance monitoring, the identification and analysis of risk exposures and the selection and implementation of effective risk management practices. Loss control services are utilized most often by our environmental and construction underwriting units as part of their account evaluation and maintenance process. Loss control reports are generated on individual accounts and reviewed by underwriters as part of their underwriting evaluation. Underwriters meet monthly with the loss control unit to discuss the results of inspections on individual accounts as part of their renewal risk selection process. Our loss control services for individual accounts include an initial assessment of regulatory policies and procedures, and risk management practices and targeted physical inspections, which are performed by outside professional loss control services companies.

        Within our construction and environmental business lines, the only business lines for which we perform loss control, our inspection process includes an office interview with company management to assess the written policies and procedures as well as the overall corporate approach toward risk management processes. In our environmental business line, we have developed specific work standards or “guidelines” to which insureds must adhere. On our construction business line, we review standard contracts utilized for projects as part of our risk management analysis. A jobsite survey is also performed to assess the implementation and adherence to company, state and federal regulations.

Reinsurance

        Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would otherwise support, to stabilize its underwriting results, to protect against catastrophic loss and to enter into or withdraw from a business line. Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount), under either a treaty (involving more than one policy) or facultative (involving only one policy) reinsurance agreement.

        Our philosophy is to utilize reinsurance for asset protection against business and capital risks where economically appropriate and to maximize our use of capital. A description of our reinsurance structure for our business is as follows:

    Environmental.        Our reinsurance treaty for environmental products operates on an excess of loss basis, with our current maximum exposure, on a per occurrence basis, limited to $500,000. The balance of the risk, up to $10.5 million in excess of our retention, is ceded to unaffiliated reinsurers. Our reinsurance coverage is renewable on April 1, 2006. We are unable to determine what changes, if any, may be made to the treaty upon renewal.

    Construction.        Effective July 1, 2005, we discontinued purchasing reinsurance on the primary general liability portion of our construction business line. We made this decision after performing a loss cost and dynamic financial analysis, and concluding that our reinsurance purchases were uneconomical. We believe retaining this exposure will enhance our financial results and returns on capital. Prior to July 1, 2005, the reinsurance treaty for our primary general liability portion of our construction business line operated on an excess of loss basis providing reinsurance of $650,000 for each occurrence in excess of a $350,000 per occurrence retention. We continue to maintain a reinsurance treaty for our excess liability construction insurance business line that provides reinsurance coverage of $2.0 million for each occurrence in excess of a primary general liability policy that provides $1.0 million of coverage. We maintain a 25% quota share participation on this excess treaty.

        Specialty Programs. The majority of our program business is reinsured under separate quota share reinsurance treaties that are purchased for each program. Effective September 1, 2005, we entered into an excess of loss reinsurance structure with several unaffiliated reinsurers that provides reinsurance limits of up to $800,000 in excess of a $200,000 per occurrence retention for each program covered under the treaty. This treaty allows us to consolidate our programs under one reinsurance treaty and provides a more efficient means of securing reinsurance for our programs from both a time and cost standpoint. We have the option of purchasing quota share reinsurance on a program basis for a portion of our retention amount if we choose not to retain the full $200,000 of each occurrence for a given program.

    Surety.        For our surety business, we entered into a quota share reinsurance treaty during the second quarter of 2004 which provides reinsurance for a single bond limit not to exceed $3.0 million, subject to a maximum for any one principal of $6.0 million. We retain a 50% participation in this treaty with the balance reinsured by unaffiliated reinsurers.

    Other.        We also purchase reinsurance coverage on certain products that protects us from claims associated with bad faith allegations, improper claims handling and multiple insureds being involved in the same occurrence. This reinsurance provides limits of $5.0 million for any one event, subject to an aggregate limit of $10.0 million.

        We do not have any exposures that exceed the limits stated above. We may decide to purchase reinsurance that exceeds this coverage for certain programs. For the year ended December 31, 2005, we ceded $97.3 million of premium (40.9% of direct premiums written) to unaffiliated third party reinsurers. Ceded reinsurance premiums from the specialty programs business line were 67.2% of this amount.

Our Reinsurers

        While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and monitor our reinsurance coverage.

        To protect against our reinsurers inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account. Collateral may also include amounts we owe reinsurers for premium in the ordinary course of business. The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2005:

                                                                       Total
                                                                    Recoverables
                                                                         at         Collateral at   Net Exposure at
                                                     A.M. Best      December 31,    December 31,     December 31,
                     Reinsurers                       Rating          2005(1)            2005           2005(3)
                                                                         (In thousands)
Berkley Insurance Company                                   A          $  27,377   $           -          $ 27,377
American Constantine (2)                                  N/A             22,678          22,936                 -
Alea Group of Companies                                   N/A             16,856           8,068             8,788

Folksamerica Reinsurance Company                            A             14,638           1,251            13,387
QBE Reinsurance Corporation                                 A             10,799             906             9,893
Partner Reinsurance Company                                A+             10,752           1,098             9,654
Aspen Insurance UK Limited                                  A             10,592           1,453             9,139
Louisiana Pest Control Insurance Company                  N/A              8,944           8,965                 -
Transatlantic Reinsurance Company                          A+              8,230           1,311             6,919
Daimler Chrysler Insurance Company                          A              7,886           2,780             5,106
American Re-insurance Company                               A              7,334             323             7,011
Odyssey American Reinsurance Corporation                    A              7,182             114             7,068
Other                                                                     51,421          23,006            28,415
Total                                                                  $ 204,689        $ 72,211          $132,757
Less Valuation Allowance                                                   1,318         =======             1,318
Total Reinsurance Recoverable                                          $ 203,371                          $131,439
                                                                       =========                          ========

(1)      Total recoverables  includes recoverable amounts for paid losses, case reserves,  incurred but not reported reserves and ceded unearned premiums.
(2)      Constitutes a captive supporting risk positions assumed by program managers on certain specialty programs.
(3)      For purposes of this table, for a reinsurer who is overcollateralized, net exposure will be reflected as zero.

For more information on the financial exposure we bear with respect to our reinsurers, see "Risk Factors."

Selected Operating Information

         Gross Premiums Written.

        The following table sets forth our gross premiums written by business line for the years ended December 31, 2003, 2004 and 2005.

                                                                Year Ended December 31,

                                                2003                       2004                  2005
                                                                 (Dollars in thousands)
Excess &Surplus Lines
   Environmental                       $34,603       16.3%         $ 44,157        20.0%     $ 51,014          21.4%
   Construction                         85,793       40.3            96,905        43.7        95,406          40.1
   Surety                                  737        0.3             1,725         0.8         2,581           1.1
                                       121,133       56.9           142,787        64.5       149,001          62.6

Alternative Risk Transfer
  Programs                              73,152       34.4            76,264        34.4        85,138          35.8
  Fully Funded                             538        0.3             1,281         0.5         3,822           1.6
                                        73,690       34.7            77,545        34.9        88,960          37.4

Runoff                                  17,844        8.4             1,243         0.6          (81)           0.0
Total                                 $212,667      100.0%         $221,575       100.0%     $237,880         100.0%
                                       =======      =====           =======       =====       =======         ======

Net Premiums Written.

The following table sets forth our net premiums written by business line for the years ended December 31, 2003, 2004 and 2005:

                                                           Year Ended December 31,

                                    2003                               2004                      2005
                                                           (Dollars in thousands)
Excess & Surplus Lines
  Environmental                $27,233     20.7%             $ 35,024         26.5%        $ 41,477         29.5%
  Construction                  73,572     55.9                77,894         59.0           78,026         55.5
  Surety                           734      0.6                 1,174          0.9            1,345          1.0
                               101,539     77.2               114,092         86.5          120,848         86.0

Alternative Risk Transfer
  Programs                      15,152    11.5                 17,273         13.1           19,712         14.0
  Fully Funded                       -       -                    257          0.2            2,037          1.4
                                15,152    11.5                 17,530         13.3           21,749         15.4

Runoff                         14,787     11.2                    299          0.2           (2045)         (1.4)
Total                        $131,478    100.0%              $131,921        100.0%        $140,552        100.0%
                              =======    =====                =======        =====          =======        ======

    Combined Ratio.

    The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. On a GAAP basis, the combined ratio is determined by adding losses incurred and insurance expenses and dividing the sum of those numbers by net premiums earned. Our GAAP combined ratio was 96.8% in 2003, 102.7% in 2004 and 97.8% in 2005.

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our reported combined ratio for our insurance operations may fluctuate from time to time depending on our mix of business and may not reflect the overall profitability of our insurance operations.

Losses and Loss Adjustment Expenses Reserves

        We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is probable that the actual losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our historical losses and loss adjustment expenses.

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

        As of December 31, 2005, approximately $188.3 million, or 80.5%, of our net reserves, related to our excess and surplus lines segment, $21.4 million, or 9.2%, of our net reserves were attributable to our alternative risk transfer segment and the balance of our net reserves, or $24.2 million, was allocated among workers’ compensation and other runoff business lines.

        In establishing reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses. The expected loss ratio method incorporates industry expected losses which are adjusted for our historical loss experience. The loss development method relies on industry payment and reporting patterns to develop our estimated losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to our expected losses to produce our expected IBNR losses. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses. In response to the reserve development experienced in the first two quarters of 2004 in our excess and surplus lines segment and management’s concern that existing reserves for this segment might be inadequate, we commenced an actuarial reserve evaluation. This evaluation analyzed reserves by specific risk categories within our excess and surplus lines segment, such as general liability for building owners and California contractors, in addition to analyzing the entire line as a single risk category. The results of the specific risk analysis were then compared to the results of the single risk analysis in determining the final carried reserves.

        All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for reserve analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. A full actuarial analysis is performed annually, assessing the adequacy of statutory reserves established by our management. A statutory actuarial opinion is filed with the various jurisdictions in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. “Statutory reserves” are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate

         The net carried reserves at December 31, 2004 and December 31, 2005 are as follows (in thousands):

                                     December 31,      December 31,
                                      2004                 2005

Excess & Surplus Lines
   Environmental                     $ 32,889            $ 45,205
   Construction                       106,739             142,919
   Surety                                 270                 220
                                    139,898             188,344
Alternative Risk Transfer
   Programs                            17,560              21,412
Runoff                                 26,582              24,222
Total                                $184,040            $233,978
                                      =======             =======

        The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

                                              Year Ended December 31,
                                       2003          2004           2005
                                                    (In thousands)
Gross reserves, beginning of year        $179,164    $ 230,104        $321,623
Ceded reserves, beginning of year         109,543      115,061         137,583
Net reserves, beginning of year            69,621     115,043          184,040

Incurred related to:
Current accident year                      60,598       79,101          81,800
Prior accident years                        5,236       14,402           2,606
Total incurred                             65,834       93,503          84,406

Claim payments related to:
Current accident year                       2,490        2,567           2,501
Prior accident years                       17,922       21,939          31,967
Total claim payments                       20,412        24,506         34,468

Net reserves, end of year                 115,043      184,040         233,978
Ceded reserves, end of year               115,061      137,583         160,895
Gross reserves, end of year             $ 230,104    $ 321,623       $ 394,873
                                        =========    =========       =========

         The reserve development for prior years for 2003, 2004 and 2005 occurred in the following business lines:

                                           Year Ended December 31,
                                       2003          2004           2005
                                                (In thousands)

Excess and Surplus Lines
   Environmental                      $  (457)   $       94         $  (754
   Construction                         1,602         7,700           2,204
   Surety                                (791)           37             311
                                        354         7,831           1,761
Alternative Risk Transfer
   Programs                               191         1,496            (266)

Runoff                                  4,691         5,075           1,111

Total                                 $ 5,236      $ 14,402         $ 2,606
                                      =======      ========         =======

        Reserve development for prior years in the construction business line in 2003 was attributable to developing losses on (i) contractors’ liability business written in New York during 1999 and 2000 and (ii) products liability on certain types of risk. The reserve development for prior years in 2003 in the runoff lines was primarily due to a $3.6 million increase in workers’ compensation reserves reflecting claim development trends that exceeded actuarial modeling expectations. In response to this trend, we changed the assumptions in our workers’ compensation valuation model to better reflect historical loss development patterns.

        Reserve development for prior years in the construction line in 2004 was attributable to developing losses on (i) certain New York contractor risks written in 2001 and (ii) a change in actuarial reserving methodologies to reflect risk categories. Exposure to New York contractor risks was significantly reduced during 2002 and 2003. The runoff lines’ reserve development for prior years was primarily due to $2.9 million of increases in workers’ compensation reserves and $1.6 million of increases in reserves on our assumed liability program.

        Construction line reserve development in 2005 for prior years was primarily attributable to the commutation of reinsurance contracts with a former reinsurer. This transaction resulted in the Company recognizing losses of $1.0 million. In 2005, the runoff lines’ reserve development for prior years was due to $1.2 million of increases in reserves on the Company’s excess municipality program.

        The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1995 through 2005 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liability based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liability at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy(deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                            Year Ended December 31, (1)
                            1995    1996    1997     1998    1999    2000    2001    2002      2003      2004     2005

                                                                  (In thousands)
Gross reserves             $ 8,294 $ 8,914 $11,572  $14,701 $20,413 $50,509 $137,391$179,164 $230,104   $321,623 $394,873
Re-estimated at 12/31/05     5,712  11,591  13,486   15,322  29,498  91,793 206,276 251,745    303,217   343,390
Cumulative redundancy                       (1,914)          (9,085         (68,885
(deficiency) on gross
reserves                     2,582  (2,677)            (621)       )(41,284)       )(72,581)  (73,113)   (21,767)

Ceded reserves                   6      45     779    1,842   6,065  27,189  89,697 109,543   115,061    137,583  160,895
Re-estimated at 12/31/05        --   3,769   3,103    3,304  12,995  61,558 130,377 145,481   159,134    156,744
Cumulative redundancy                       (2,324)          (6,930         (40,721
(deficiency) on ceded
reserves                         6  (3,724)          (1,463)       )(34,369)       )(35,938)  (44,073)   (19,161)
Net reserves for unpaid
losses and loss
adjustment expenses          8,288   8,869  10,793   12,860  14,348  23,320  47,734  69,621   115,043    184,040  233,978
Net Reserves re-estimated
at December 31:
1 year later                 7,482   9,850  11,460   12,298  15,498  24,837  49,469  74,857   129,445    186,646
2 years later                7,518   9,926  12,244   12,967  15,541  26,853  53,912  93,943   144,083         --
3 years later                7,398   9,606  12,550   12,677  16,452  29,242  67,072 106,264        --         --
4 years later                7,027   9,767  11,556   13,054  16,510  28,708  75,899      --        --         --
5 years later                7,251   8,677  11,558   11,995  16,208  30,235      --      --        --         --
6 years later                6,261   8,646  10,505   11,697  16,503      --      --      --        --         --
7 years later                6,329   7,952  10,303   12,018      --      --      --      --        --         --
8 years later                5,767   7,862  10,383       --      --      --      --      --        --         --
9 years later                5,813   7,822      --       --      --      --      --      --        --         --
10 years later               5,712      --      --       --      --      --      --      --        --         --
Cumulative redundancy                                                (6,915         (36,643)
(deficiency) on net
reserves                     2,576   1,047     410      842  (2,155)       )(28,164)          (29,040)    (2,606)
Cumulative amount of net
liability paid through
December 31:
1 year later                   931   1,827   2,880    3,612   5,243  10,514  15,406  17,873    21,939     31,967
2 years later                2,056   3,506   6,057    6,565   9,616  15,865  28,577  35,642    48,426         --
3 years later                2,906   4,918   7,443    9,058  11,060  22,750  38,290  55,094        --         --
4 years later                3,656   6,034   8,991    9,086  13,558  24,131  47,756      --        --         --
5 years later                4,619   6,638   8,479    9,895  13,646  25,739      --      --        --         --
6 years later                4,906   6,362   9,320    9,816  14,173      --      --      --        --         --
7 years later                4,793   7,017   9,073   10,301      --      --      --      --        --         --
8 years later                5,266   7,016   9,267       --      --      --      --      --        --         --
9 years later                5,266   7,029      --       --      --      --      --      --        --         --
10 years later               5,269      --      --       --      --      --      --      --        --         --

Net reserves December 31     8,288   8,869  10,793   12,860  14,348  23,320  47,734  69,621   115,043    184,040  233,978
Ceded Reserves                   6      45     779    1,841   6,065  27,189  89,657 109,543   115,061    137,583  160,895
Gross Reserves             $ 8,294 $ 8,914 $11,572  $14,701 $20,413 $50,509 $137,391$179,164  $230,104  $321,623 $394,873
                           ======= ======= =======  ======= ======= ======= ======= ========  ========  ======== ========

(1)      Only years ended December 31, 2001, 2002, 2003, 2004 and 2005 include the consolidated values of American Safety RRG.

Investments

        The Company’s investment portfolio is managed to maximize total economic return, with due consideration for the preservation of principal, operating income targets and the Company’s overall asset/liability strategy.

        Our investment portfolio is managed by an independent, nationally recognized investment management company that manages our investment portfolio pursuant to the investment policies and guidelines established by our Board of Directors. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any one market sector. The guidelines further limit the amount that may be invested by issuer quality rating. Additionally, we use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities and high quality marketable corporate securities which are rated investment grade or better. We also invest in equity securities that track the S&P 500. At December 31, 2005, equity securities represented 20.0% of our prior year-end GAAP shareholders’ equity. At December 31, 2005, we had $3.5 million invested in dividend paying preferred stocks to increase our investment yield.

        Pursuant to our investment guidelines, we have general limitations on the type of investments that may be made, including, among others, prohibitions on investments in certain types of securities without prior approval from management, credit quality limitations and maturity and duration requirements.

        At December 31, 2004 and December 31, 2005, our cash and invested assets totaled approximately $353.9 million and $438.8 million, respectively, and were classified as follows:

               Type of Investment
                                                                Fair Value          Amortized Cost      Percent of
                                                              At December 31,     At December 31,     Amortized Cost
                                                                  2004                  2005            Portfolio
                                                                                   (In thousands)
           Cash and short-term investments                        $50,742          $   50,742            14.4%
           Fixed Income Securities:                                                    65,887            18.7
              U.S. government securities                           66,221
              States of the U.S. and political
           subdivisions of the states                              31,324              31,067             8.8
                Mortgage-backed securities                         96,802              97,244            27.7
              Corporate bonds                                      91,710              90,742            25.8
                Subtotal                                         $286,057            $284,940            81.0%

           Common and Preferred Stocks                             15,081              14,002             4.0
           Real estate                                              2,005               2,005             0.6
           Total                                                $ 353,885           $ 351,689           100.0%
                                                       =======================================================

Type of Investment                               Fair Value           Amortized Cost         Percent of
                                                     At December 31,      At December 31,        Amortized Cost
                                                         2005                 2005                 Portfolio
                                                                        (In thousands)
Cash and Short-Term Investments                         $48,617                $48,617              11.0%
Fixed Income Securities:
    U.S. Government Services                            $85,976                $86,740              19.7
    States of the U.S. and                               64,628                 64,740              14.7
      Political subdivision of the states
    Mortgage Backed Securities                          130,469                132,992              30.1
    Corporate bonds                                      83,784                 84,764              19.2
                  Subtotal                             $364,857               $369,236              83.7
Common and Preferred Stocks                            $ 25,313                $23,484               5.3
Real Estate                                                -                      -
    Total                                              $438,787               $441,337             100.0%
                                                       =======================================================

         The fair values of our bond portfolio, classified by rating, as of December 31, 2004 and 2005 were as follows:

                                                              Fair Value         Amortized Cost       Percent of
                                                            at December 31,    at December 31,        Fair Value
S&P´s/Moody´s Rating(1)                                           2004               2004                Total
                                                                                (In thousands)
AAA/Aaa (including U.S. Treasuries of $40,056)                  $ 190,476         $ 189,941              66.6%
AA/Aa                                                              15,083            16,757               5.3
A/A                                                                69,487            65,221              24.3
BBB/Baa                                                            11,011            13,021               3.8
Total                                                            $286,057         $ 284,940             100.0%
                                                         =======================================================

                                                            Fair Value       Amortized Cost          Percent of
                                                         at December 31,     at December 31,         Fair Value
S&P´'s/Moody´'s Rating(1)                                      2005               2005                  Total
                                                                             (In thousands)
AAA/Aaa (including U.S. Treasuries of $46,076)                   $276,625          $279,883              75.8%
AA/Aa                                                              16,542            16,644               4.5
A/A                                                                60,718            61,556              16.6
BBB/Baa                                                             8,346             8,374               2.3
Less than BBB/Baa (2)                                               2,626             2,779               0.8

Total                                                            $364,857          $369,236             100%
                                                         ========================================================

(1)     Ratings are assigned by S&P or, if no S&P rating is available, by Moody's Investors Service Inc.
(2)     The BB rated securities were investment grade rated at the time of investment; they mature in 2006.

        The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2005, the majority of our portfolio was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

        The weighted average maturity of our bond portfolio at December 31, 2005, was 4.4 years. The maturity distribution of our bond portfolio, as of December 31, 2005, based on stated maturity dates with no prepayment assumptions, was as follows:

 Maturity                                   Fair          Amortized
                                             Value            Cost
                                                   (In thousands)
Due in one year or less                      $35,834         $  36,205
Due from one to five years                   107,332           108,951
Due from five to ten years                    53,865            54,521
Due after ten years                           37,357            36,567
Mortgage-backed securities                   130,469           132,992
                                       ----------------------------------
Total                                       $364,857          $369,236
                                       ==================================

         Our mortgage-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans.

Our Non-Subsidiary Affiliate

        Enacted in 1986, the Risk Retention Act of 1986 (the “Risk Retention Act”) allowed companies with specialized liability insurance needs not available in the standard insurance market to create a new type of entity called a risk retention group. We assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. The advantage of writing policies through a risk retention group is that it is permitted to write policies without having to qualify to do so in each state.

        American Safety RRG is not owned by us, but by its insureds, and is managed by ASI Services. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and Healthcare Administration (the “Vermont Department”) under Title 8 of the Vermont Statute Annotated (the "Vermont Captive Act") as a stock captive insurance company. Presently, five of our directors are also directors of American Safety RRG: David V. Brueggen, William O. Mauldin, Jr., Thomas W. Mueller, Cody W. Birdwell and Stephen R. Crim. The directors of American Safety RRG are elected annually by the shareholders/insureds of American Safety RRG.

        We transferred our book of environmental insurance business to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis. Today, our insurance subsidiaries participate in the ongoing business of American Safety RRG through a pooling agreement (whereby we retain 75% of the premiums and risk), and write other environmental coverages.

        In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, which requires the consolidation of the financial statements of American Safety RRG into our financial statements. See Note 1(n) to our consolidated financial statements herein for more information relating to this matter. As a result, the financial information presented herein, unless specifically noted, includes balances of American Safety RRG.

Insurance Services

        ASI Services, directly and through its subsidiaries, provides business development, underwriting, accounting, program management, brokerage, claims administration, marketing and administrative services to our U.S. insurance operations and our non-subsidiary risk retention group affiliate.

        ASI Services has developed many of our primary insurance and reinsurance programs. Since 1990, ASI Services has served as the program manager for American Safety RRG, providing it with program management, underwriting, loss control, marketing and accounting services pursuant to guidelines and procedures established by the Board of Directors of American Safety RRG.

        ASI Services provides a number of services to our two U.S. insurance subsidiaries and to American Safety RRG. These services include:

       o    business development services for developing new producer relationships and new business opportunities;

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

       o    claims  administration  services for the prompt  reporting and handling of claims,  and the supervision of claims adjusters and TPAs;

      o     marketing services for designing and placing  advertisements and other marketing materials,  as well as marketing insurance programs to producers; and

      o     administrative  services,  including policy and endorsement issuance,  data processing,  billing,  collecting and reporting premiums, producing financial reports and paying claims.

Regulatory Environment

Insurance Regulation Generally

        Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

        The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty and American Safety Indemnity are all subject to examination by state regulatory examiners every three years, and the last state regulatory examination for each entity occurred in 2003, 2005 and 2003, respectively. No exams are currently ongoing.

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

Bermuda Regulation

        Our Bermuda subsidiaries that conduct reinsurance business, American Safety Re and American Safety Assurance, are subject to regulation under The Insurance Act 1978, as amended, of Bermuda and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).

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

        Neither American Safety Insurance, American Safety Re nor American Safety Assurance are registered or licensed as an insurance company in any state or jurisdiction in the U.S.

U.S. Regulation

        As a Bermuda insurance holding company, we do not do business in the U.S. Our two U.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

        We acquired American Safety Casualty, a U.S. insurance subsidiary domiciled in Delaware, in 1993. American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia. American Safety Casualty is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted insurer. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. The insurance laws of Delaware place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Delaware law, no person may obtain 10% or more of our voting securities without the prior approval of the Delaware Insurance Department.

        American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which its direct premiums are written. Under these regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds or insurers that become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in these funds are usually based on direct premiums written by participating insurers, as a percentage of total direct premiums written of all participating insurers. “Premiums Written” are those premiums written, whether or not earned, during a time period.

        We acquired American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 40 states and the District of Columbia. American Safety Indemnity is subject to examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

        The premium rates of American Safety Indemnity, as an excess and surplus lines insurer, are not filed and approved with the various state insurance departments, but certain requirements regarding the types of insurance written by excess and surplus lines insurers still must be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if “admitted” insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be “approved” to write the type of insurance in the states where its surplus business lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

        Additionally, American Safety Casualty and American Safety Indemnity are required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

Regulation of Our Non-Subsidiary Affiliate

        The Risk Retention Act facilitates the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to liability insurance and does not permit coverage of personal risk liability or workers’ compensation.

        The Risk Retention Act and Title 8 of the Vermont Statutes Annotated (the “Vermont Captive Act”) require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of American Safety RRG’s common stock upon acceptance as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, that holder’s share of common stock is automatically canceled and that person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are likewise not considered securities for purposes of any state securities law.

        Congress intended under the Risk Retention Act that the primary responsibility for regulating the financial condition of a risk retention group would rest on the state in which the group is licensed or chartered. American Safety RRG is subject to regulation as a captive insurer under the insurance laws of Vermont and, to a lesser extent, under the laws of each state in which it does business. Any merger or acquisition of American Safety RRG is subject to the prior written approval of the commissioner of the Vermont Department. The Risk Retention Act requires a risk retention group to provide a notice on each insurance policy which it issues to the effect that (i) the policy is issued by a risk retention group; (ii) the risk retention group may not be subject to all of the insurance laws and regulations of the state in which the policy is being issued; and (iii) no state insurance insolvency guaranty fund is available to the policies issued by the risk retention group.

        Additionally, American Safety RRG is also required to comply with NAIC RBC requirements, as discussed above.

Harbour Village Development

        In March 2000, our subsidiary Ponce Lighthouse Properties Inc. and our general contracting subsidiary Rivermar Contracting Company began development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club. We acquired the Harbour Village property (comprising 173 acres) through foreclosure in April 1999 from an individual to whom the Company had extended a loan in order to satisfy the loan after it was in default. Development of Harbour Village is substantially complete and all of the condominium units and boat slips had been sold and closed by the second quarter of 2005. We do not plan to engage in any additional real estate development activities. However, we are in the process of building a beach club facility that we expect to be completed by the end of the second quarter of 2006. There are two remaining employees that focus on managing the remaining warranty claims on closed condominium units and who oversee the beach club construction. We have an accrual for the estimated completion cost for the reminder of Harbour Village of $1.7 million.

        Real estate income was $3.0 million in 2005, $68.0 million in 2004 and $57.6 million in 2003. This revenue was generated from the sales of condominium units and boat slips at Harbour Village. We recognized revenue when a closing occurred and title passed to the buyer. The following chart shows the number of condominium units and boat slips that were closed each year:

                                     2003             2004              2005
         Condominium Units            197              203                 7
         Boat Slips                    17                4                 0
         Total                        214              207                 7
                                      ===              ===               ===

        Real estate expenses were $2.4 million in 2005, $55.5 million in 2004 and $54.0 million in 2003. The majority of real estate expenses, including construction costs, capitalized interest and commissions were recognized at the same time as revenue. General and administrative expenses were expensed as incurred.

Employees

        At December 31, 2005, we employed 114 persons, none of whom were represented by a labor union.

Item 1A. Risk Factors

        Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capitalization requirements could impair our ability to sell insurance policies.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best, the most widely recognized insurance company rating agency. Additionally, many producers are prohibited from representing insurance companies that are rated below “A-” (Excellent) by A.M. Best. In November 2005, A.M. Best reaffirmed its rating of “A” (Excellent), with a “negative” outlook on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is assigned to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders. A.M. Best assigned a “negative” outlook to the rating in September 2004 in response to our reserve development in the second quarter of 2004 because of a concern by A.M. Best with the underwriting results from our core business lines and the potential need for further reserve development in the future. A.M. Best reaffirmed this rating and outlook in November 2005. If A.M. Best requires us to increase our capitalization in order to maintain our rating, and we are unable to raise the required amount of capital to be contributed to our insurance subsidiaries, A.M. Best may downgrade us.

    A.M.        Best assigns ratings that represent an independent opinion of an insurer’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, insurance brokers and agents and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating could impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

The exclusions and limitations in our policies may not be enforceable.

        We write our excess and surplus lines policy language to manage our exposure to expanding theories of legal liability like those that have given rise to claims for lead paint, asbestos, mold and construction defects. Many of the policies we issue include exclusions or other conditions that define and limit coverage. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought against our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The risks we underwrite are concentrated in relatively few industries. Adverse conditions in one of those industries could materiallyimpact our operating results.

        We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the year ended December 31, 2005, approximately 61.6% of our gross premiums written were in these two industries. Accordingly, our operating results could be more exposed to unfavorable changes in business, economic or regulatory conditions and legal precedents affecting these industries than our more diversified competitors. For instance, a change in federal, state or local environmental standards could result in additional claims or losses. Similarly, a significant incident impacting one of the industries in which we operate that has the effect of increasing claims generally (or their settlement value) could negatively impact our operating results. A significant negative incident in one of our core business lines could have a material adverse effect on our financial condition or operating results.

We may respond to market trends based on our assessment of the profitability of certain business opportunities by expanding orcontracting our underwriting activities in certain business lines, which may cause our financial results to be volatile.

        Although we perform substantial due diligence and risk analysis before entering into a new business line or insuring a new type of risk, and carefully assess the impact of exiting a business line, changing business lines inherently has more risk than remaining in the same business lines over a period of time. Because we actively seek to expand or contract our capacity in the markets we serve in response to factors such as loss experience and premium production, our operating results may experience material fluctuations. If our assessment of the potential to grow underwriting profit in a new business line is more favorable than actual results, our operating results may suffer.

Our industry is highly competitive and we may lack the financial resources to compete effectively.

        We believe that competition in the specialty insurance markets that we target is fragmented and not dominated by one or more competitors. We face competition from several companies, such as insurance companies, reinsurance companies, underwriting agencies, program managers and captive insurance companies. Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. We compete on the basis of many factors, including coverage availability, claims management, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial strength ratings and reputation. If any of our competitors offers premium rates, policy terms or types of insurance that are more competitive than ours we could lose business. If we are unable to compete effectively in the markets in which we operate or to establish a competitive position in new markets, our financial condition and operating results would be adversely impacted.

Our actual incurred losses may be greater than our reserves.

        Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. A full actuarial analysis of our reserves is performed on an annual basis, which may include reserve studies, rate studies and regulatory opinions

        Notwithstanding these efforts, the establishment of appropriate losses and loss adjustment expenses reserves is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist and where claims that have occurred may not be reported to an insurance company for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable. Due to these uncertainties, it is possible that ultimate losses could materially exceed our losses and loss adjustment expenses reserves. For example, during the last two years, we experienced development with respect to loss reserves as a result of litigation matters specifically related to our construction lines policies and policies written on runoff lines, which lowered our net earnings and shareholders’ equity during these periods.

        To the extent that losses or loss adjustment expenses reserves are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased, which would adversely impact our financial condition and operating results. For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices would be adversely affected.

        Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding parts or significant portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reaction to the specific risks that we underwrite, but also events that impact the overall reinsurance industry, such as the recent hurricanes in 2005. If we are unable to maintain or replace our reinsurance, our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

If we are unable to recover amounts due from our reinsurers our financial condition will be adversely affected.

        While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2005 was $203.4 million, or 171.7% of shareholders’ equity for the year ended December 31, 2005. Of this amount, $72.2 million, or approximately 35.5% of the total amount recoverable is collateralized by cash or irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

        We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee,, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security. To protect against our reinsurers inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional capital.

        We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”) downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers, several times. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of December 31, 2005, our unsecured estimated net exposure to Alea was approximately $8.8 million primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates. The business we have reinsured with Alea is in run-off, and Alea continues to indemnify us under our reinsurance agreements.

We rely on independent insurance agents and brokers to market our products, and their failure to successfully market our productscould impair our growth initiatives and negatively impact our operating results.

        We market most of our insurance products through approximately 230 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services and maintain financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of December 31, 2005, approximately 45.0% of our gross premiums written for our excess and surplus lines segment (or approximately 28.2% of our aggregate gross premiums written) were produced through two producers (who focus on our construction business line). The loss of one or more of these producers going forward could have a material adverse effect on our operating results.

We are subject to credit risk in connection with producers that market our products.

        In accordance with industry practice, when the insured pays premiums for our policies to producers for payment over to us, these premiums are considered to have been paid and, in most cases, the insured is no longer liable to us for those amounts, whether or not we actually have received the premiums. Consequently, we assume a degree of credit risk associated with the producers with whom we choose to do business. To date, we have not experienced any material losses related to these credit risks.

Our growth strategy is dependent on several factors, the failure to achieve any one of which may impair our ability to expand ouroperations or may prevent us from operating profitably.

        Our growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

o identify insurable risks not adequately served by the standard insurance market; o maintain adequate levels of capital; o obtain reinsurance on favorable terms; o obtain necessary regulatory approvals when writing on an admitted basis; o attract and retain qualified personnel to manage our expanded operations; and o maintain our financial strength ratings.

Any of these factors could affect our growth strategy and may cause our business and operating results to suffer.

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could bedelayed or hindered.

        Our future success will depend, in part, upon the efforts of our executive officers and other key personnel. We have employment agreements with three of our executive officers. Our ability to recruit and retain key personnel will depend upon a number of factors, such as our results of operations, business prospects and the level of competition then prevailing in the market for qualified personnel. The loss of any of these officers or other key personnel or our inability to recruit key personnel could prevent us from fully implementing our business strategies and could materially adversely affect our business, financial condition and operating results.

We routinely evaluate opportunities to expand our business through acquisitions of other companies or business lines. There are many risks associated with acquisitions that we may be unable to control.

        We evaluate potential acquisition opportunities as a means to grow our business. There are a number of risks attendant to any acquisition. These risks include, among others, the difficulty in integrating the operations and personnel of an acquired company; potential disruption of our ongoing business; inability to successfully integrate acquired systems and insurance programs into our operations; maintenance of uniform standards, controls and procedures; possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management; and that the acquired business may not produce the level of expected profitability. As a result, the impact of any acquisition on our future performance may not be consistent with original expectations, and may impair our business, financial condition and operating results.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

        Our future capital requirements depend on many factors, including our ability to write profitable new business, retain existing customers and establish premium rates and reserves at levels sufficient to cover losses and related expenses. Many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result. In any case, those securities may have rights, preferences and privileges that are senior to those of the Common Shares offered hereby. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition and operating results could be adversely affected.

Changes in the value of our investment portfolio may have a material impact on our operating results.

        We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the year ended, December 31, 2005, the fair value of our investment portfolio was $415.5 million and our income derived from these assets was $14.3 million, or 89.2% of our pre-tax earnings. Our investment portfolio is subject to various risks, including:

|X|credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;|X| interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;
|X| equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices; and
|X| duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities.

        Our investment portfolio is comprised mostly of fixed-income securities. We do not hedge our investments against interest rate risk and, accordingly, changes in interest rates may result in fluctuations in the value of these investments.

        Our investment portfolio is invested by a professional management firm in accordance with detailed investment guidelines that stress diversification of risks, conservation of principal and liquidity. If our investment portfolio is not appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For more information about our investment portfolio, see “Business?Investments.”

We rely on our information technology, information processing and telecommunication systems, and the failure of these systems couldmaterially and adversely affect our business.

        Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems. We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments, support premium financing activities and facilitate premium collections and policy cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology, information processing and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for this service exceeds capacity or if the third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. There can be no guarantee that these systems can effectively support our continued growth. Additionally, some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities, which could adversely affect our business.

We are subject to risks related to litigation.

        From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to pay significant damage amounts or to change aspects of our operations, which could have a material adverse effect on our business and operating results, particularly where we have not established an accrual, or a sufficient accrual for those judgments. For information on the material litigation in which we are involved, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations?Legal Proceedings.”

Risk Factors Related to Taxation

We may be subject to U.S. tax, which may have a material adverse effect on our financial condition and operating results.

        American Safety Insurance, its reinsurance subsidiary, American Safety Reinsurance (“American Safety Re”), and its segregated account captive, American Safety Assurance Ltd. (“American Safety Assurance”), are organized in Bermuda. American Safety Insurance, American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance, American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety Insurance, American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected. See “Certain Tax Considerations—Certain U.S. Federal Tax Considerations—U.S. Taxation of American Safety Insurance and its Bermuda Subsidiaries.”

If you acquire 10% or more of the Common Shares, you may be subject to taxation under the “controlled foreign corporation” (“CFC”)rules.

        Under certain circumstances, a “U.S. 10% shareholder” (as defined in “Certain Tax Considerations—Certain U.S. Federal Income Tax Considerations—Tax Treatment of Shareholders—Classification as a Controlled Foreign Corporation”) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes that U.S. 10% shareholder’s “subpart F income,” even if the subpart F income is not distributed to that U.S. 10% shareholder. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

        We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person who acquires Common Shares directly or indirectly through one or more foreign entities should be required to include our “subpart F income” in income under the CFC rules of the Code. It is possible that the IRS could challenge the effectiveness of these provisions and that a court could sustain that challenge, in which case your investment could be materially adversely affected.

U.S. persons who hold Common Shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionateshare of our “related party insurance income” (“RPII”).

        If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2005 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain. See “Certain Tax Considerations—Certain U.S. Federal Tax Considerations—Tax Treatment of Shareholders—Related Person Insurance Income.”

U.S. persons who dispose of Common Shares may be subject to U.S. federal income taxation at the rates applicable to dividends on aportion of their gain, if any.

        Section 1248 of the Internal Revenue Code of 1986, as amended (the “Code”) provides that if a U.S. person sells or exchanges stock of a foreign corporation and that person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of that person’s share of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that person held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. shareholder, other than Fredrick C. Treadway or Treadway Associates, L.P., of American Safety Insurance should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of American Safety Insurance. As a result, American Safety Insurance should not be a CFC and Section 1248 of the Code, as applicable under the general CFC rules, should not apply to dispositions of our shares. It is possible, however, that the IRS could challenge these provisions in our organizational documents and that a court could sustain that challenge. To the extent American Safety Insurance is a CFC, a 10% U.S. Shareholder may in certain circumstances be required to report a disposition of Common Shares by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs.

        For purposes of Section 1248 of the Code and the requirement to file Form 5471, special rules apply with respect to a U.S. person’s disposition of shares of a foreign insurance company that has RPII during the five-year period ending on the date of the disposition. In general, if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition may be treated as a dividend to the extent of that person’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that person owned the shares (whether or not those earnings and profits are attributable to RPII). As a result of these special rules and proposed Treasury Department regulations, the IRS may assert that Section 1248 of the Code and the requirement to file Form 5471 apply to dispositions of Common Shares because American Safety Insurance is engaged in the insurance business indirectly through subsidiaries. See “Certain Tax Considerations—Certain U.S. Federal Income Tax Considerations—Tax Treatment of Shareholders—Dispositions of Shares in a CFC or RPII CFC.”

U.S. persons who hold Common Shares will be subject to adverse tax consequences if American Safety Insurance is considered to be a Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.

        If American Safety Insurance is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns Common Shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if American Safety Insurance were considered a PFIC, upon the death of any U.S. individual owning Common Shares, that individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. American Safety Insurance does not believe that it is, and does not expect to become, a PFIC for U.S. federal income tax purposes. No assurance can be given, however, that American Safety Insurance will not be deemed a PFIC by the IRS. If American Safety Insurance were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, that guidance would have on an investor that is subject to U.S. federal income taxation. See “Certain Tax Considerations—Certain U.S. Federal Income Tax Considerations—Tax Treatment of Shareholders—Passive Foreign Investment Company.”

Risk Factors Relating to the Property and Casualty Insurance Industry

Policy pricing in our industry is cyclical, and our financial results are impacted by that cyclicality.

        The property and casualty insurance industry has historically been a cyclical industry consisting of both “hard market” periods and “soft market” periods. During soft market periods, insurers tend to be more aggressive in writing policies and competitive in the pricing of those policies. Hard market periods are characterized by shortages of underwriting capacity and high premium rates. Beginning in 2000, we believe our industry experienced a hardening market, reflected by increasing rates and more restrictive coverage terms. These trends appeared to have started slowing in 2004. We believe the industry is now experiencing a softening market, where pricing generally has become more competitive and policy terms and conditions have become less restrictive. Therefore, we may not be able to achieve our growth and profitability goals. Because this cyclicality is due in large part to the economy, the particular needs of insureds and the actions of our competitors, we cannot predict the timing or duration of changes in the insurance market cycle.

Our industry is subject to significant regulatory scrutiny.

        Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which this compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding the relationship between insurance companies and producers. Any changes or further requirements that are adopted by federal, state or local governments could adversely affect our business and operating results. In addition, these issues have increased the regulatory scrutiny of our industry.

We operate in a heavily regulated industry, and existing and future regulations may constrain how we conduct our business and couldimpose liabilities and other obligations upon us.

        Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of our insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and nonfinancial components of an insurance company’s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them has been identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

        Dividend Regulation. Like other insurance holding companies, American Safety Insurance Holdings, Ltd. relies on dividends from its insurance subsidiaries to be able to pay dividends and fulfill its other financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to pay dividends and fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety Insurance Holdings, Ltd. is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments. Under the Companies Act, of 1981 ("the Companies Act") insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We currently do not pay dividends on the Common Shares, nor do we expect to do so in the future.

        Environmental Regulation. Environmental remediation activities and other environmental risks are heavily regulated by both federal and state governments. Environmental regulation is continually evolving, and changes in the regulatory patterns at federal and state levels may have a significant effect upon potential claims against our insureds and us. These changes also may affect the demand for the types of insurance offered by and through us and the availability or cost to us of reinsurance. We are unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future, how they might be applied, and what their impact might be.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

        Our offices are located at 44 Church Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal corporate offices of our U.S. subsidiaries are located at 1845 The Exchange, Suite 200, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3. Legal Proceedings

        The Company, through its subsidiaries, is routinely a party to pending or threatened litigation or arbitration disputes in the normal course of its business. Based upon information presently available, in view of legal and other defenses available to the Company’s subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on the Company’s financial condition or operating results, except for the following matters.

        Acquisition Rescission Litigation. In April 2000, the Company filed a lawsuit in the U.S. District Court for the Northern District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers’ breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies. This case and related litigation were settled in December 2005 with the release of 109,716 shares of escrowed stock and cash of $355,000 payable to the various defendants.

        Assumed Reinsurance Litigation. The Company is a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty” issue. American Safety Reinsurance was an excess of loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that, in turn, provided insurance coverage to automobile dealerships and other providers that became obligors pursuant to extended automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation). This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty. As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

        The liquidators of National Warranty have made claims in excess of $24 million pursuant to two reinsurance contracts issued by American Safety Reinsurance to National Warranty. In addition, purchasers of vehicle service contracts have made claims against American Safety Reinsurance, including a claim by one purchaser group for $10 million. Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty. One case has been certified as a class action, although the Company is appealing that determination. The Company continues to believe that American Safety Reinsurance has valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies and that most of the claimants cannot make claims directly against it.

        Donald Griggs et al. v. American Safety Reinsurance, Ltd. Et al., Case No 2003-31509, Circuit Court, Seventh District, Volusia County, Florida. Seven plaintiffs filed suit against the Company and three of its subsidiaries seeking to recover a $2,100,000 loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that the Company was responsible for the repayment of the loan, with interest. The plaintiffs propounded four theories of liability and the court granted judgment for the Company on three of the theories. However, the court entered judgment on August 10, 2005 against the Company for $3,426,703, which includes interest, on the remaining theory. The court held that the Company, as a condition of its loan, required the former owner to demand that the plaintiffs take certain actions as to their loan, to their detriment and to the benefit of the Company, and thus, the Company had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

        The Company filed an appeal in December 2005. Based on the merits of the case and the probability of ultimate payment, the Company has not established an accrual for the decision.

        Dick Sizemore v. American Safety Insurance Services, Inc. Et al., Case No 2005-31704, Circuit Court of Volusia County, Florida   ASI Services, its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by ASI Services’ former borrowers, Ponce Marina, Inc. and Herman McMurray, in the amount of $400,000 plus interest and costs.  The plaintiff also intends to seek class certification for the case on these claims.  On January 27, 2006, the trial court dismissed the case.  The plaintiff was permitted to file an amended complaint on or before March 6, 2006. The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery. The Company continues to vigorously defend this case, as it believes that the case is without merit.

        Baber v. Boroweic v. American Safety Casualty Insurance Company This case arises out of a claim brought by the Baber family against two lawyers (“the Boroweics”) for legal malpractice who were insured by American Safety Casualty Insurance Company (“American Safety Casualty”) under a lawyer’s professional liability program underwritten and managed through American Safety Casualty’s program manager Professional Coverage Managers, Inc. During the adjustment of this claim, American Safety Casualty issued a reservation of rights letter, denied the claim based on a coverage issue, rejected a policy limits demand and intervened into the underlying suit. The Babers and Boroweics eventually entered into a “Morris Agreement” wherein the Babers agreed not to pursue any judgment against the Boroweics. Rather, the Boroweics assigned their bad faith rights against American Safety Casualty to the Babers. The court found this to be reasonable and also found that the Babers, as a result of the accident, had incurred $11 million in damages. The Babers sued American Safety Casualty for bad faith. This case was settled out of court in December 2005 for $5.5 million.

        American Safety Casualty is billing reinsurers under a 90/10 Quota Share treaty with a $2.0 million ECO/XPL (extra contractual obligations/excess of policy limits) limit and also has a Clash Cover treaty with a $5.0 million limit, and anticipates $1.3 million of the loss to be its ultimate exposure, which was recorded in 2005.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                                           Management of the Company

         The following table provides information  regarding the management of the Company.  Biographical  information for each of such persons is set forth immediately following the table.

          Name                                            Age    Position
          Stephen R. Crim                                 42     President, Chief Executive Officer and Director
          Joseph D. Scollo, Jr.                           42     Executive Vice President
          William C. Tepe                                 48     Chief Financial Officer
          Steven B. Mathis                                38     Vice President, Planning and Treasurer
          Ambuj Jain                                      45     Vice President - Planning and Operations Support
          Dorothy J. Giglio                               51     Secretary
          Pamela M. Moniz                                 45     Vice President - Finance

        Stephen R. Crim became President and Chief Executive Officer of the Company in January 2003 and he became President of the Company’s insurance and reinsurance operations effective January 2002. Previously, Mr. Crim had been responsible for all underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990. Mr. Crim has 19 years experience in the insurance industry.

        Joseph D. Scollo, Jr. became Executive Vice President of the Company in January 2003 and was Senior Vice President — Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, Connecticut since 1989. Mr. Scollo has 16 years experience in the insurance industry.

        William C. Tepe became Chief Financial Officer of American Safety Insurance on November 14, 2005. Prior to joining American Safety Insurance, Mr. Tepe was the Chief Financial Officer for GAB Robins Inc., an international insurance claims management and adjusting company. Mr. Tepe has also been employed in senior financial reporting and accounting positions within major property and casualty insurance companies such as W. R. Berkley Corp. and USF&G Corporation. Mr. Tepe is a certified public accountant.

        Steven B. Mathis became Vice President, Planning and Treasurer effective November 14, 2005. Previously, he served as Chief Financial Officer of American Safety Insurance since August 1998. He also served as American Safety Insurance’s Controller from 1992 to 1998. Mr. Mathis has 16 years accounting experience in the insurance industry having held accounting positions with American Insurance Managers, Inc. and American Security Group.

        Ambuj Jain joined American Safety Insurance in 2004, and brings more than 20 years of marketing and operations experience. Previously, he served as a consultant to the Company’s Executive Management Team since 1999 and as Senior Vice President, Marketing and Planning for Resort Condominiums International. Mr. Jain has also served as Senior Manager with Deloitte Consulting, Partner with WorldMark Group, Inc., and a marketing professor at Southern Methodist University in Dallas.

        Dorothy J. Giglio became Secretary of the American Safety Insurance in January 2005. Ms. Giglio joined American Safety Insurance in August 1990 as the Office Manager and served in that capacity until 1993. Ms. Giglio returned to the Company in 1996 as the Office Manager and was subsequently promoted to Director of Special Projects in 2000. In 2004, she was named Director of Operations Support Group.

        Pamela M. Moniz is Vice President of Finance for our Bermuda captive operations and joined American Safety Insurance in April 2005. Ms. Moniz has over 23 years of experience in the accounting field; including over 9 years of experience in the insurance industry. Ms. Moniz has held various positions within both the U.S. and Bermuda insurance and reinsurance markets with CNA Risk Services, SAFECO Property & Casualty, Rosemont Reinsurance (formerly Goshawk Re) and Goshawk Insurance Holdings.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of December 31, 2005, there were approximately 2,200 holders of the Company’s common shares.

        The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2004                                            High               Low           Close
First Quarter                                                                $16.00            $13.00          $14.56
Second Quarter                                                                18.30             13.50           15.01
Third Quarter                                                                 15.21              9.94           13.70
Fourth Quarter                                                                16.45             12.83           16.34

Fiscal Year Ended December 31, 2005                                            High               Low           Close
First Quarter                                                                $16.24            $14.27          $14.90
Second Quarter                                                                15.75             14.20           15.28
Third Quarter                                                                 17.98             15.17           17.24
Fourth Quarter                                                                17.98             16.10           16.74

        The Company did not pay any cash dividends during fiscal year 2004 and 2005. Future cash dividends will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

        The jurisdictions in which American Safety and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

                                                 Equity Compensation Plan Information

                              Number of securities to       Weighted-average         Number of securities
                              be issued upon exercise       exercise price of       remaining available for
                              of outstanding options,     outstanding options,       issuance under equity
       Plan category            warrants and rights        warrants and rights        compensation plans
Equity  compensation  plans
approved     by    security
holders(1)                             881,433                     $8.62                      430,627

Equity  compensation  plans
approved     by    security
holders(2)                               7,815                        N/A                      55,357
Total                                  889,248                                                485,984

(1)      Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
(2)      The 7,815 represents amounts actually issued to directors under the 1998 Directors Stock Award Plan. The 55,357 represents the amounts available for future awards under the 1998 Directors Stock Award Plan.

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

                                                  YEAR ENDED DECEMBER 31,
                                      (In thousands except per share data and ratios)

                                 2001        2002        2003         2004          2005
Statement of Operations Data:
Gross premiums written        $163,018    $159,290     $212,667      $ 221,576    $ 237,880
Gross premiums earned          151,139     145,308      184,403        227,716      231,438
Net premiums earned             73,311      73,582      109,334        136,391      138,537
Net investment income            4,064       4,388        5,801          9,773       14,316
Net realized gains (losses)        752         685        3,139            208          (51)
Real estate sales               27,561      51,780       57,555         67,967        3,000
Total revenue                  108,418     130,663      175,991        214,656      155,874
Losses and loss
  adjustment

 expenses incurred              45,585      42,031       65,834         93,503       84,406
Acquisition expenses            15,859      15,167       21,818         26,529       28,512
Real estate expenses            25,126      48,527       53,999         55,480        2,439
Earnings  before income taxes    5,304       3,403       10,090         18,453       16,048
Net earnings                     4,154       2,484        7,414         14,757       14,656
Net earnings per share:
Basic                            $ 0.87      $ 0.52       $ 1.45        $ 2.15         $2.18
Diluted                          $ 0.87      $ 0.51       $ 1.42        $ 2.01         $2.05
Common shares and common
  share equivalents used in
  computing net basic
  earnings per share             4,797       4,736        5,106          6,864        6,737
Common shares and common
  share equivalents used in
  computing net diluted
  earnings per share             4,933       4,871        5,234          7,343        7,164
Balance Sheet Data (at end
of period):
Total investments, excluding
         real estate          $ 90,078   $ 111,926      222,418       $327,037     $415,497
Total assets                   322,520     389,342      514,260        584,160      697,135
Unpaid losses and loss
  adjustment expenses          137,391     179,164      230,104        321,624      394,873
Unearned premiums               59,768      71,675       99,939         93,798      100,241
Loan payable                    16,403      22,182       30,441         13,019       37,810
Total liabilities              262,540     326,890      418,916        475,380      578,700
Total shareholders' equity      59,980      62,452       95,344        108,780      118,435
GAAP Underwriting Ratios:
Loss and loss adjustment
  expense ratio                    62.1%       57.1%       60.2%          68.6%       60.9%
Expense ratio                      40.8%       44.2%       36.6%          34.1%       36.9%
Combined ratio                    102.9%      101.3%       96.8%         102.7%       97.8%

Other Data:
Return on average
  shareholders' equity              6.3%        3.3%        6.9%          14.6%       13.0%
Debt to total capitalization
ratio                              21.5%       26.2%       24.2%          10.7%       24.2%
Net premiums written to
equity                              1.4X        1.4X        1.4X           1.2X        1.2X

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market.  For twenty years, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds.  We specialize in underwriting these products for insureds with environmental risks and construction risks as well as in developing programs for other specialty classes of risks.

        During 2005, we changed our segment reporting to coincide with our strategic direction. In our segment reporting for periods prior to the year ended December 31, 2005, we segregated our business into real estate operations, insurance operations and other (which included realized gains and losses on investments and rescission expenses). We continue to segregate our business into real estate operations, insurance operations and other, but the insurance operations segment is further classified into three additional segments: excess and surplus lines, alternative risk transfer and runoff. The excess and surplus lines segment is further classified into three business lines: environmental, construction and surety. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully-funded. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the Harbour Village property as described below under “Business – Harbour Village Development.” See Note 10 to our consolidated financial statements for more information on our segment reporting.

        The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business "and" Risk Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

        The following table sets forth the Company’s consolidated premium and total revenue information:

                                                         Year Ended December 31,

                                                                                  2003           2004
                                                                                   to             to
                                     2003           2004          2005            2004           2005
                                             llars in thousands)
Net premiums written:

   Excess and Surplus:
   Environmental                   $  27,233      $ 35,024       $  41,477        28.6%           18.4%
   Construction                       73,572        77,894          78,026         5.9             0.2
   Surety                                734         1,174           1,345        59.9            14.6
                                     101,539       114,092         120,848        12.4             5.9
  Alternative Risk Transfer:
      Programs                        15,152        17,273          19,712        13.9            14.1
     Fully Funded                          -           257           2,037         -             692.6
                                      15,152        17,530          21,749        15.7            24.1
  Runoff                              14,787           299          (2,045)      (97.9)         (783.9)
Total net premiums written          $131,478      $131,921        $140,552        0.3%             6.5%
                                    ========      =======         =======         ====             ====

Net premiums earned:

   Excess and Surplus:
     Environmental                 $ 22,446     $ 32,152        $ 38,081        43.2%           18.4%
     Construction                    57,379       79,781          81,908        39.0             2.7
     Surety                             670        1,138           1,148        69.8             0.9
                                     80,495      113,071         121,137        40.5             7.1
 Alternative Risk Transfer:
     Programs                        14,068       16,516          18,297        17.4            10.8
     Fully Funded                         -           89             956         -             974.2
                                     14,068       16,605          19,253        18.0            15.9
  Runoff                             14,771        6,715          (1,854)      (54.5)         (127.6)
Total net premiums earned           109,334      136,391         138,536        24.7             1.6

Net investment income                 5,801        9,773          14,316        68.5            46.5
Net realized gains                    3,140          208             (54)      (93.4)         (125.9)
Real estate income                   57,555       67,967           3,000        18.1           (95.6)
Other income                            161          318              76        97.5           (76.1)
Total Revenues                     $175,991     $214,657        $155,874        22.0%          (27.4)%
                                   ========     ========        ========        =====          =======

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                                Year Ended December 31,
                                                            2003          2004          2005
Insurance operations
      Loss & loss adjustment expense ratio                   60.2%          68.6%        60.9%
      Expense ratio                                          36.6           34.1         36.9
                  Combined ratio                             96.8%         102.7%        97.8%
                                                             =====         =====         =====

Year Ended December 31, 2004 compared to Year Ended December 31, 2005

        Net earnings from insurance operations increased to $13.6 million for the year ended December 31, 2005 from $4.3 million for the year ended December 31, 2004. Net earnings were $14.7 million, or $2.05 per diluted share, for the year ended December 31, 2005 as compared to $14.8 million, or $2.01 per diluted share, for the year ended December 31, 2004.

        The following table sets forth the Company’s net earnings (in thousands) for the years ended December 31, 2004 and 2005:

                                                 Year Ended                    Year Ended
                                             December 31, 2004             December 31, 2005

Insurance Operations                               $4,263                       $13,618
Real Estate Operations                              7,816                           209
Other, including realized gains and
  (losses) from the sale of
  investments and rescission expenses
                                                    2,678                           829
Net Earnings                                      $14,757                       $14,656
                                                  =======                       =======

        Net earnings from insurance operations for the year ended December 31, 2005 increased from 2004 as a result of improved underwriting results and increased investment income. The decrease in net earnings from real estate operations was due to the substantial completion of the Harbour Village project. In 2004, earnings from other items included a $2.6 million payment received by the Company in settlement of an impaired note receivable. Total revenues for the year ended December 31, 2005 decreased 27.4% to $155.9 million compared to 2004 as a result of lower real estate income. Net premiums earned for the year ended December 31, 2005 increased 1.6% to $138.5 million from 2004 due to increased production in the Company’s core business lines. Investment income increased 46.5% to $14.3 million compared to 2004 as a result of increased invested assets of $88.5 million. Net cash flow from operations decreased to $70.4 million for the year ended December 31, 2005 from $89.8 million for 2004 as a result of increased loss payments, which were anticipated as a result of the long-tail nature of the risks that the Company insures, where, with the maturity of the Company’s business, loss payments are expected to continue to increase.

        The Company’s book value of outstanding shares increased 9.4% to $17.54 at December 31, 2005 from $16.04 at December 31, 2004, due primarily to the Company’s continued profitability during the years offset by an unrealized loss of $3.4 million in the Company's investment portfolio.

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned increased 18.4% to $38.1 million for the year ended December 31, 2005 compared to $32.2 million for 2004. Net premiums written increased to $41.5 million for the year ended December 31, 2005 compared to $35.0 million for 2004. Most of the growth in this business line for 2005 was due to an increase in online production, as well as an increase in gross premiums of $2.4 million generated as a result of standard audits that were performed on certain expired policies in order to adjust estimated premiums to actual premiums. The Company believes that these increases were offset by a decline in the State of New York environmental contractor and consultant premiums as a result of changes implemented in its underwriting process in the State of New York, which the Company believes will improve the ultimate profitability of the environmental business line. The Company continues to experience a slight decline in premium rates from 2004 primarily in its middle-market business, which includes environmental accounts with insureds with greater than $3.0 million in annual revenue, due to increased competition and the overall changing pricing conditions in the market place. See “Business-Our Market-Excess and Surplus Lines” for a description of these changing conditions. Premium rates in its ProStar on-line rating and quoting system (“ProStar”) business have remained stable. The Company intends to focus its efforts on expanding ProStar’s capabilities and increasing its market share of insuring environmental risks of small and medium-sized businesses.

    Construction.        Net premiums earned increased 2.7% to $81.9 million for the year ended December 31, 2005 compared to $79.8 million for 2004. Net premiums written increased 0.2% to $78.0 million for the year ended December 31, 2005 compared to $77.9 million for 2004. During 2005, the Company had $14.3 million of gross premiums written generated as a result of audits. Premium rates on the residential construction business have remained stable. The Company, however, has started to experience a slight decline in premium rates on its renewal book of commercial construction business due to increased competition and a general softening of pricing in the market place. The changing market conditions have resulted in a decline in the Company’s renewal retention rates and new business volume. See “Business- Our Market-Excess and Surplus Lines” for a description of these changing conditions. The Company remains committed to its disciplined underwriting approach and the Company also has not broadened its policy terms and conditions. The Company intends for construction risks to be a focus of its new business efforts as it believes this area continues to offer modest growth opportunities in selected geographic areas. Effective July 1, 2005, the Company discontinued purchasing reinsurance on the primary general liability portion of this business line. The Company made this decision after performing a loss cost and dynamic financial analysis, and concluding that its reinsurance purchases were uneconomical. The Company believes retaining this exposure will enhance its financial results and returns on capital.

    Surety.        “Surety” is a contract under which an insurer guarantees certain obligations of a second party to a third party. The Company is listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety primarily providing contract performance and payment bonds to environmental contractors and general construction contractors in 47 states and the District of Columbia. Net premiums earned remained stable at $1.1 million for the year ended December 31, 2005 and 2004. Net premiums written increased 14.6% to $1.3 million for the year ended December 31, 2005 from $1.2 million for 2004. This increase was attributable to the Company’s efforts to modestly expand its surety business as a supporting product line to the environmental business line.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 10.8% to $18.3 million for the year ended December 31, 2005 compared to $16.5 million for 2004. Net premiums written increased 14.1% to $19.7 million for the year ended December 31, 2005 compared to $17.3 million for 2004. The increase in 2005 was due primarily to premiums written from three new programs added in late 2004 and the first half of 2005. The Company had 10 active programs at the end of 2005 as compared to 15 at the end of 2004. The Company has focused its efforts on increasing its retention levels on programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuer. These increased retentions, in part, drove the increase in premiums earned in 2005. See “Business-Our Products-Alternative Risk Transfer – Specialty Programs” for additional information on our programs.

        Fully Funded Policies. Net premiums earned increased to $0.9 million for the year ended December 31, 2005 as compared to $89,000 for 2004. Net premiums written increased to $2.0 million for the year ended December 31, 2005 as compared to $257,000 for 2004. Fee income earned for the year ended December 31, 2005 increased to $1.2 million from $210,000 for 2004. The Company anticipates continued growth opportunities for this business line in the healthcare and residential construction industries, which were primary drivers for the growth mentioned above and new growth opportunities in the product manufacturing industry.

Runoff

        Net premiums earned decreased to negative $1.9 million for the year ended December 31, 2005 compared to $6.7 million for 2004. Net premiums written decreased to negative $2.0 million for the year ended December 31, 2005 compared to $299,000 for 2004. The decrease in runoff net premiums earned was attributable to the Company’s exit from specific business lines that did not meet its profit or production expectations. In addition, in 2005 net premiums earned and net premiums written decreased due to an accrual of $2.0 million for reinsurance premiums on the discontinued workers compensation business, which was put into runoff in 2004 as a result of the Company’s potential payment of a reinstatement premium to reinstate reinsurance coverage in connection with a certain claim. See “Business-Our Products-Runoff Lines” for additional information about our runoff segment.

Net Investment Income

        Net investment income increased 46.5% to $14.3 million for the year ended December 31, 2005 from $9.8 million for 2004 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $371.3 million as of December 31, 2005 from $274.7 million as of December 31, 2004, reflecting approximately $70.4 million in cash flows from operations and $24.4 million in net proceeds from the issuance of trust preferred securities in November 2005. The average pre-tax and after tax investment yields were 3.9% and 3.2% compared to 3.6% and 2.8% for the years ended December 31, 2005 and 2004, respectively.

Net Realized Gains

        Net realized gains and losses from the sale of investments decreased to a net loss of $54,000 for the year ended December 31, 2005 from a net gain of $208,000 for 2004. The Company sold investments in 2005 of fixed income securities and common stock in accordance with its investment policies described under “Business-Investments.”

Real Estate Income

        Real estate income decreased to $3.0 million for the year ended December 31, 2005 as compared to $68.0 million in 2004. The reduction in real estate income was due to the substantial completion of the Harbour Village project. The final condominium units at Harbour Village were sold and closed in the second quarter of 2005. The Company does not expect to engage in any further real estate activities. The funds generated from Harbour Village have been invested into the Company’s insurance operations. See “Business-Harbour Village Development” and Note 3 to the Company’s consolidated financial statements for additional information regarding Harbour Village.

Losses and Loss Adjustment Expenses

        For the year ended December 31, 2005, the Company’s losses and loss adjustment expenses ratio decreased 7.7 percentage points to 60.9% from 68.6% primarily due to improved underwriting results. The table below sets forth the prior year reserve development made by the Company for the years ended December 31, 2004 and 2005 (in thousands):

                                          Year Ended December 31,

                                           2004               2005

Excess & Surplus lines           $        94       $     (754)
   Environmental                           7,700            2,204
   Construction                               37              311
   Surety                                  7,831            1,761
Alternative Risk Transfer
   Programs                                1,496             (266)
Runoff                                     5,075            1,111
Total                                   $ 14,402           $2,606
                                        ========           ======

        The construction business line experienced reserve development of $2.2 million in 2005 compared to $7.7 million in 2004. During 2005, the Company experienced reserve development of $1.1 million on its runoff segment compared to $5.1 million in 2004. In 2005, the reserve development in this segment consisted of $1.2 million relating to the excess municipality program resulting from aggregate coverage provided. Construction lines reserve development in 2005 was primarily attributable to the commutation of reinsurance contracts with a former reinsurer. This transaction resulted in the Company recognizing losses of $1.0 million in 2005. See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 12 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

        Policy acquisition expenses are amounts that are paid to producers for the production of premium for the Company offset by the ceding commissions we retain from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Policy acquisition expenses increased to $28.5 million for the year ended December 31, 2005 from $26.5 million for 2004. Policy acquisition expenses as a function of net premiums earned increased to 20.6% for the year ended December 31, 2005 from 19.5% for 2004, primarily due to higher earned premiums and lower 2004 acquisition expenses due to the accrual of profit commissions on reinsurance.

Real Estate Expenses

        Real estate expenses associated with the Harbour Village project decreased to $2.2 million for the year ended December 31, 2005 from $55.5 million for 2004. In 2005, the Company received $980,000 for settlement on roof litigation at Harbour Village. This receipt was applied as a reduction to real estate expenses as it had been expensed previously.

Payroll Expenses

        Payroll expenses increased to $12.1 million for the year ended December 31, 2005 from $10.3 million for 2004. This increase reflects an accrual for bonuses based on the Company’s performance and normal salary increases.

Other Expenses

        Other expenses increased to $13.2 million for the year ended December 31, 2005 from $9.6 million for 2004. In 2004, the Company collected $2.6 million as final settlement of a note receivable, which was applied as a reduction to 2004 other expenses. Absent this $2.6 million receipt, other expenses increased $1.0 million primarily due to the establishment of a $1.3 million reinsurance recoverable allowance.

Rescission Litigation

        In connection with the Company’s 2000 acquisition of a brokerage firm and a related entity, the Company recorded a benefit of $1.4 million in 2005 due to the reversal of an accrual. This compares to a net benefit of $230,000 in 2004 related to the same dispute as a result of settlement of litigation. See “Legal Proceedings” for additional information.

Income taxes

        The effective tax rate decreased to 8.7% for the year ended December 31, 2005 from 20.0% for 2004. This decrease was due primarily to the reversal of a deferred tax asset reserve of our non-subsidiary affiliate American Safety Risk Retention Group, Inc.(“American Safety RRG”), of $555,000. Absent this adjustment, the effective tax rate would have been 12.1% for the year ended December 31, 2005. In addition, the effective tax rate was lower due to a decrease in real estate earnings and lower taxable income on the Company’s U.S. insurance subsidiaries.

Operations by Geographic Segment

        The Company conducts business in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2004 and 2005 (in thousands):

      December 31, 2004           U.S.              Bermuda           Total
          Income Tax              3,696                -              3,696
         Net earnings             5,543              9,214           14,757
            Assets               449,322            134,838          584,160
            Equity               56,126             52,654           108,780

      December 31, 2005           U.S.              Bermuda           Total
          Income Tax              1,392                -              1,392
         Net earnings             4,396             10,260           14,656
            Assets               529,768            167,267          697,135
            Equity               59,002             59,433           118,435

Net Income. Net income from Bermuda operations increased to $10.3 million for the year ended December 31, 2005 compared to $9.2 million for 2004. Net income from Bermuda operations increased in 2005 due to improved underwriting results in the Company’s insurance operations. Net income from U.S. operations decreased to $4.4 million for the year ended December 31, 2005 compared to $5.5 million for 2004. this decrease is due to lower real estate income offset by improved insurance operations. U.S. insurance earnings increased by $6.5 million to $4.2 million at December 31, 2005 compared to a loss of $2.3 million at December 31, 2004. Real estate income decreased to $209,000 at December 31, 2005 compared to $7.8 million for the same period of 2004.

Assets.     Assets from Bermuda operations increased to $167.4 million at the end of 2005 compared to $134.8 million at the end of 2004. This increase resulted from an increase in premium writings assumed from growing U.S. operations. Assets from U.S. operations at the end of 2005 increased to $529.7 million, compared to $449.3 million at the end of 2004. This increase is a result of the Company issuing a trust preferred security in 2005 raising approximately $25 million and the growth in the Company’s core business lines offset by a decrease in real estate assets as the Harbour Village project is substantially complete.

    Equity.        Equity of the Bermuda operations increased to $59.4 million at the end of 2005 compared to $52.6 million at the end of 2004. This increase was largely due to higher net income offset by a stock repurchase during the second quarter of 2005 and an increase in the net unrealized losses on the Company’s investment portfolio. Equity of the U.S. operations increased to $59.0 million at the end of 2005, compared to $56.1 million at the end of 2004. This increase was a result of higher net income offset by an increase in net unrealized losses on the Company’s investment portfolio.

Year Ended December 31, 2003 compared to Year Ended December 31, 2004

        Net earnings from insurance operations decreased to $4.3 million for the year ended December 31, 2004 from $7.1 million for the year ended December 31, 2003. Net earnings increased to $14.8 million, or $2.01 per diluted share, for the year ended December 31, 2004 from $7.4 million, or $1.42 per diluted share, for the year ended December 31, 2003.

        The following table sets forth the Company’s net earnings (in thousands) for the years ended December 31, 2003 and 2004:

                                                 Year Ended           Year Ended
                                             December 31, 2003    December 31, 2004

Insurance Operations                               $7,076               $4,263
Real Estate Operations                              2,218                7,816
Other, including realized gains and
  (losses) from sale of investments
  and rescission expenses                          (1,880)               2,678
Net Earnings                                       $7,414              $14,757
                                                   ======              =======

        Net earnings from insurance operations for the year ended December 31, 2004 include reserve development of $14.4 million relating to prior accident years. The increase in net earnings from real estate operations was due to closings of units at Harbour Village with higher profit margins. Earnings from other items include a $2.6 million payment received by the Company in settlement of an impaired note receivable that was written off in the fourth quarter of 2003. Total revenues for the year ended December 31, 2004 increased 22.0% to $214.7 million compared to 2003 as a result of increased net premiums earned and real estate and investment income. Net premiums earned for the year ended December 31, 2004 increased 24.8% to $136.4 million from 2003 due to increased production in the Company’s core business lines. Net investment income increased 68.5% to $9.8 million compared to 2003 as a result of an increase in invested assets of $104.6 million excluding real estate. Net cash flow from operations increased to $89.8 million for the year ended December 31, 2004 from $80.2 million for 2003.

        The Company’s book value of outstanding shares increased 16.2% to $16.04 at December 31, 2004 from $13.80 at December 31, 2003, due primarily to the Company’s net earnings during the year.

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned increased 43.2% to $32.2 million for the year ended December 31, 2004 compared to $22.4 million for 2003. Net premiums written increased 28.6% to $35.0 million for the year ended December 31, 2004 compared to $27.2 million for 2003. This growth was attributable primarily to growth in premiums in ProStar as well as increased business written in our middle-market offices which target environmental accounts with insureds with greater than $3.0 million in revenue. Gross premiums written through ProStar increased 35.8% to $12.9 million for the year ended December 31, 2004 compared to $9.5 million for 2003.

    Construction.        Net premiums earned increased 39.0% to $79.8 million for the year ended December 31, 2004 compared to $57.4 million for 2003. Net premiums written increased 5.9% to $77.9 million for the year ended December 31, 2004 compared to $73.6 million for 2003. The Company continued to capitalize on market conditions, specifically, the lack of insurance capacity for certain construction risks. In addition, the Company introduced a new excess general liability coverage product in the second quarter of 2004 to meet the market need for higher limits of liability above the Company’s primary policies.

    Surety.        Net premiums earned increased 69.8% to $1.1 million for the year ended December 31, 2004 from $734,000 for 2003. Net premiums written increased 59.9% to $1.2 million for the year ended December 31, 2004 from $670,000 for 2003. This increase was attributable to the Company’s efforts to modestly expand its surety business as a supporting product line to the environmental business line. In addition, in order to capitalize on underwriting opportunities in this business line, the Company entered into a quota share reinsurance treaty during the second quarter of 2004. This treaty allowed the Company to share half of the exposures in an amount up to $2 million per bond with the reinsurer, which allowed more premiums to be written. This reinsurance agreement has the effect of lowering the Company’s premiums and losses in this business line by 50%.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 17.4% to $16.5 million for the year ended December 31, 2004 compared to $14.1 million for 2003. Net premiums written increased 13.9% to $17.3 million for the year ended December 31, 2004 compared to $15.2 million for 2003. Prior to 2002, the Company had not retained significant portions of risk in this business line. In 2003, the Company expanded its risk position in certain programs. These increased retentions drove the increase in premiums earned. The Company also earns fee income on certain specialty program business that it writes. The Company had 15 active programs at the end of 2004 compared to 14 at the end of 2003.

        Fully-Funded Policies. Net premiums earned increased to $89,000 for the year ended December 31, 2004 as compared to $0 for 2003. Net premiums written increased to $257,000 for the year ended December 31, 2004 as compared to $0 for 2003. Fee income earned for the year ended December 31, 2004 increased to $210,000 from $62,000 for 2003.

Runoff

        Net premiums earned decreased 54.5% to $6.7 million for the year ended December 31, 2004 compared to $14.8 million for 2003. Net premiums written decreased 97.9% to $208,000 for the year ended December 31, 2004 compared to $14.8 million for 2003. The decrease in runoff premiums earned was attributable to the Company’s exit from specific business lines that did not meet its profit or production expectations, such as workers’ compensation.

Net Investment Income

        Net investment income increased 68.5% to $9.8 million for the year ended December 31, 2004 from $5.8 million for 2003 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $274.7 million as of December 31, 2004 from $167.2 million as of December 31, 2003. The average pre-tax and after tax investment yields were 3.6% and 2.8% compared to 3.5% and 2.7% for the years ended December 31, 2004 and 2003, respectively.

Net Realized Gains

        Net realized gains from the sale of investments decreased to $0.2 million for the year ended December 31, 2004 from $3.1 million for 2003. This decrease was due to the Company’s decision to realize gains on fixed income securities in 2003.

Real Estate Income

        Real estate income increased to $68.0 million for the year ended December 31, 2004 compared to $57.6 million for 2003. This revenue was generated from closings of condominium units and boat slips at the Company’s Harbour Village project. We did not recognize revenue until a closing occurred and title passed to the buyer. The following chart shows the number of condominium units and boat slips that were closed each year:

                                           2003         2004
         Condominium Units                  197         203
         Boat Slips                          17           4
         Total                              214         207
                                            ===         ===

        The Company had an increase in real estate income in 2004 as compared to 2003 resulting from increased closings of condominium units and higher priced unit closings at the Harbour Village project. The average sales price of condominiums closed in 2004 was $297,000 as compared to $275,000 in 2003.

Losses and Loss Adjustment Expenses

        For the year ended December 31, 2004, the Company’s losses and loss adjustment expenses ratio increased 8.4 percentage points to 68.6% from 60.2% primarily due to increase reserve development for prior years. For the year ended December 31, 2004, reserve development for prior years increased to $14.4 million from $5.2 million for 2003. The table below sets forth the reserve development (in thousands) made for prior years by the Company for the years ended December 31, 2003 and 2004:

                                                  Year Ended December 31,
                                                 2003                 2004

Excess & Surplus lines
   Environmental                          $      (457)        $        94
   Construction                                 1,602               7,700
   Surety                                        (791)                 37
                                                  354               7,831
Alternative Risk Transfer
   Programs                                       191               1,496
Runoff                                          4,691               5,075
Total                                      $    5,236         $    14,402
                                           ==========         ===========

        Of this amount, $7.7 million was attributable to certain New York contractor risks, which were significantly reduced during 2002 and 2003. In response to this development and management’s concern that existing reserves for this line might be inadequate, the Company commenced an actuarial reserve evaluation of this line. Following completion of this evaluation, the Company changed actuarial reserving methodologies and recorded $3.0 million of additional reserves for the construction line.

Acquisition Expenses

        Policy acquisition expenses increased to $26.5 million for the year ended December 31, 2004 from $21.8 million for 2003 due to higher net premium volume. Policy acquisition expenses as a function of net premiums earned decreased to 19.5% for the year ended December 31, 2004 from 20.0% for 2003 primarily due to a shift in business mix toward business with lower acquisition costs.

Real Estate Expenses

Real estate expenses associated with the Harbour Village project increased to $55.5 million for the year ended December 31, 2004 from $54.0 million for 2003. The majority of real estate expenses, including construction costs, capitalized interest and commissions were recognized at the same time as revenue is recognized. General and administrative expenses were expensed as incurred.

Payroll and Other Expenses

Payroll and other expenses decreased to $19.9 million for the year ended December 31, 2004 from $23.7 million for 2003. Payroll expenses increased to $10.3 million for the year ended December 31, 2004 from $9.0 million for 2003 due to additional employees. Other expenses in 2004 included a $2.6 million recovery related to impaired notes receivable, and other expenses in 2003 included a $3.9 million impairment charge.

Rescission Litigation

Rescission expenses decreased to a benefit of $230,000 in 2004 from an expense of $255,000 in 2003. The benefit in 2004 included a $1.8 million payment received in settlement of professional liability claims in a rescission matter relating to the Company’s acquisition of a brokerage firm and a related entity. Also included in 2004 are $1.4 million of additional expenses as a result of adverse court rulings in March 2005 in connection with the same dispute See “Legal Proceedings” for additional information.

Income taxes

The effective tax rate decreased to 20% for the year ended December 31, 2004 from 27% for 2003. This decrease was the result of lower taxable income in the Company’s U.S. subsidiaries during 2004.

Operations by Geographic Segment

        The Company conducts business in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2003 and 2004 (in thousands):

      December 31, 2003                    U.S.           Bermuda             Total
          Income tax                       2,675             -                2,675
         Net earnings                      5,827           1,587              7,414
            Assets                       410,177         104,083            514,260
            Equity                        50,445          44,898             95,343

      December 31, 2004                    U.S.           Bermuda             Total
          Income tax                       3,696             -                3,696
         Net earnings                      5,543           9,214             14,757
            Assets                       449,322         134,838            584,160
            Equity                        56,126          52,654            108,780

Net Income. Net Income from Bermuda operations increased to $9.2 million for the year ended December 31, 2004 compared to $1.6 million for 2003. This increase is attributable to the Company collecting $2.6 million as final settlement of a note receivable for which an allowance was established in 2003 and the remainder of the increase is due to growth in insurance operations. Net income from U.S. operations decreased to $5.5 million for the year ended December 31, 2004 compared to $5.8 million in 2003. The overall decrease in U.S. operations primarily resulted from a decrease in insurance operations resulting from adverse loss development offset by an increase in real estate income. U.S. insurance earnings decreased to a loss of $2.3 million at December 31, 2004 compared to $3.6 million at December 31, 2003. Real estate income increased to $7.8 million at December 31, 2004 compared to $2.2 million for the same period of 2003.

Assets.     Assets from Bermuda operations increased to $134.8 million at the end of 2004 compared to $104.1 million at the end of 2003. This increase was a result of a public stock offering in 2003 and an increase in premium writings assumed from growing U.S. operations. Assets from U.S. operations at the end of 2004 increased to $449.3 million, compared to $410.2 million at the end of 2003. This change was a result of increased premium writings as the Company has capitalized on favorable market conditions offset by a decrease in real estate assets at the end of 2004. Real estate assets decreased at the end of 2004 as the Harbour Village project neared completion.

Equity.     Equity of the Bermuda operations increased to $52.6 million at the end of 2004 compared to $44.9 million at the end of 2003. This increase was largely due to a public stock offering in 2003 which raised $27.2 million in new equity, higher net income and increased net unrealized gains in the Company’s investment portfolio offset by a stock repurchase during the third quarter of 2004. Equity of the U.S. operations increased to $56.1 million at the end of 2004 compared to $50.4 million at the end of 2003. This increase was a result of higher net income and increased net unrealized gains in the Company’s investment portfolio.

Liquidity and Capital Resources

    The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Since 2000 the Company has operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. During 2004 and 2005, the Company began to experience a leveling of premium rates due to entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income and income from real estate development sales. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, real estate development expenses and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business. However, the Company does expect to grow its business, in which event, it will need to raise additional capital.

        Net cash provided from operations was $70.4 million for the year ended December 31, 2005, $89.8 million for the year ended December 31, 2004 and $80.2 million for the year ended December 31, 2003. The decrease in cash flow from operations between 2005 and 2004 was primarily caused by increased loss payments, which increased to $46.9 million from $20.5 million. During 2004, the Company received $2.6 million in final settlement of previously fully reserved notes receivable and also received $1.8 million in settlement of professional liability claims in a rescission matter relating to the Company’s acquisition of a brokerage firm and a related entity. See “Legal Proceedings” for additional information.

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

        The Company substantially completed the Harbour Village project in 2005. The estimated completion cost for the remainder of Harbour Village is approximately $1.7 million and represents amounts needed to complete construction of a beach club and manage remaining warranty claims on closed condominium units. An accrual of this amount has been established. Management believes that cash on hand at Harbour Village will meet the remaining liquidity needs of Harbour Village.

        To further provide for the capital requirements associated with our current growth strategy, the Company entered into the following arrangements. In May 2003, in conjunction with American Safety Capital Trust, a non-consolidated 100%-owned subsidiary, the Company issued a 30-year trust preferred obligation in the amount of $8.0 million. This obligation bears interest at the three-month London Interbank Offer Rate (“LIBOR”) plus 4.2%, is payable on a quarterly basis and may be called solely at our option after five years. In order to hedge this obligation for the first five years, the Company entered into an interest rate swap with a fixed interest rate of 7.1% for five years. In September 2003, in conjunction with American Safety Capital Trust II, a non-consolidated 100%-owned subsidiary, the Company issued a 30-year trust preferred obligation in the amount of $5.0 million. This obligation bears interest at three-month LIBOR plus 3.95%, is payable on a quarterly basis and may be called solely at our option after five years. In order to hedge this obligation for the first five years, the Company entered into an interest rate swap with an interest rate of 7.6% for five years. In November 2003, the Company completed a secondary offering of over 2.1 million common shares whereby the Company received $27.2 million of additional capital. Additionally, in November 2005, in conjunction with American Safety Capital Trust III, the Company issued a 30-year trust preferred obligation in the amount of $25.0 million. This obligation bears a fixed interest rate of 8.31% for the first five years, and a floating rate of three-month LIBOR plus 3.4% thereafter. At the current time, the Company does not anticipate entering into an interest rate swap with respect to this issuance. Interest is payable on a quarterly basis and the securities may be called solely at the Company’s option after five years.

Contractual Obligations

        Our contractual obligations (in thousands) as of December 31, 2005 were:

                                                        Less than 1         1-3             3-5          More than 5
                                            Total           year           Years           Years            Years
                                        -------------- --------------- -------------- ----------------- --------------
Long term debt                           $ 37,811      $         -        $    -           $    -           $ 37,811
Interest (1)                               95,062            3,026         6,155            6,471             79,410
Operating leases                            1,262              661           590               11                  -
                                        -------------- --------------- -------------- ----------------- --------------
Total Contractual Obligations            $134,135          $ 3,687        $6,745         $  6,482           $117,221

    (1)        The above table includes all interest payments through the expiration of interest rate swaps as discussed in Note 8 to the Company’s consolidated financial statements. At that time the Company may redeem the debt or continue with variable interest payments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying current interest rates to the respective LIBOR for each capital trust, the interest rate is 9.0%, 8.8% and 8.2% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively. These rates are used to calculate the variable interest rate obligations through maturity. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage such interest rate risk.

        For these purposes routine purchase of services, including insurance, that are expected to be used in the ordinary course of the Company’s business have been excluded. More information about our contractual obligations is in Note 8 to our consolidated financial statements

Critical Accounting Policies

        The accounting policies described below are those we consider critical in preparing our financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used.

Investments.     We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities; and related guidance. The identification of distressed investments, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

|X|  Percentage decline in value and the length of time during which the decline has occurred,
|X|  Recoverability of principal and interest,
|X|  Market conditions,
|X|  Ability to hold the investment to maturity,
|X|  A pattern of continuing operating losses of the issuer,
|X|  Rating agency actions that affect the issuer's credit status,
|X|  Adverse changes in the issuer's availability of production resources, revenue sources, technological conditions, and
|X|  Adverse changes in the issuer's economic, regulatory or political environment.

    Reserves.        Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, construction, and workers’ compensation risks, may be subject to claims brought years after an incident has occurred or the policy period has ended. Claims made policies provide coverage for claims that are reported during the policy period. Occurrence form policies provide coverage for claims that occur during the policy period regardless of when they are reported. We are required by our regulators to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) IBNR claims. A full actuarial analysis is performed to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary significantly from the projections. If the net loss reserves were to increase by 5% this would reduce pre-tax income by $11.7 million. If the net loss reserves were to decrease by 5% this would increase pre-tax income by $11.7 million.

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

In establishing reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses. The expected loss ratio method incorporates industry expected losses which are adjusted for our historical loss experience. The loss development method relies on industry payment and reporting patterns to develop our estimated losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to our expected losses to produce our expected IBNR losses. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses.

In response to the reserve development experienced in the first two quarters of 2004 in our excess and surplus lines segment and management’s concern that existing reserves for this segment might be inadequate, we commenced an actuarial reserve evaluation. This evaluation analyzed reserves by specific risk categories within our excess and surplus lines segment, such as general liability for building owners and California contractors in addition to analyzing by a single risk category for the entire excess and surplus lines segment. The results of the specific risk analysis were then compared to the single risk analysis in determining the final carried reserves. The establishment of appropriate loss reserves is an inherently uncertain process, and there can be no assurance our ultimate liabilities will not materially exceed our reserves. For more information on our reserves, see “Business Losses and Loss Adjustment Expenses Reserves”.

    Reinsurance.        Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve us of our legal liability to our policyholders.

We continuously monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from troubled or insolvent reinsurers. We believe that current reserve levels for uncollectible reinsurance are sufficient to cover our exposures.

        Policy acquisition costs. We defer commissions and premium taxes that are related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

        Deferred Income Taxes.    We are required to establish a valuation allowance for the portion of any deferred tax asset, that we believe will not be realized. The majority of our deferred tax assets associated with the Harbour Village project were realized in 2005. The majority of our deferred taxes associated with our premium writings will be realized over the policy period and payout of related claims. We believe it is more likely than not that we will realize the full benefit of our deferred tax assets; therefore no valuation allowance has been established. See Note 6 to the Company’s consolidated financial statements for additional information on deferred tax assets.

        Recognition of Premium Income. General liability premiums are estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired. General liability, surety, commercial auto, other commercial lines and workers’ compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Tax Protection Act, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our U.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the U.S. and accordingly do not expect to be subject to direct U.S. income taxation. Our U.S. subsidiaries are subject to taxation in the U.S.

Impact of Inflation

        Property and casualty insurance premiums are established before the amounts of losses and loss adjustment expenses are known and therefore before the extent by which inflation may affect these expenses is known. Consequently, we attempt, in establishing our premiums, to anticipate the potential impact of inflation. However, for competitive and regulatory reasons, we may be limited in raising premiums consistent with anticipated inflation, in which event we, rather than our insureds, would absorb inflation costs. Inflation also affects the rate of investment return on our investment portfolio with a corresponding effect on our investment income.

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

Variable Interest Entities (VIE)

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”). This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued a revised version of FIN 46, FIN 46(R), which finalized the accounting guidance for VIE. As a result of adopting FIN 46(R), the Company consolidated its non-subsidiary affiliate American Safety RRG and deconsolidated its trust subsidiaries American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III.

Off-Balance Sheet Arrangements

        The Company has guaranteed a $2 million letter of credit to the State of Vermont on behalf of American Safety RRG, its non-subsidiary affiliate. This letter of credit served as initial capitalization of American Safety RRG and may be drawn upon in the event of the insolvency of American Safety RRG.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2005. The estimated fair value of our investment portfolio at December 31, 2005 was $415.5 million, of which 93.9% was invested in fixed maturities and short-term investments and 6.1% was invested in equities.

        Interest Rate Risk. Our fixed rate holdings are invested predominantly in high quality corporate, government and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. The changes in the fair market value of the fixed rate portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

        We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see “Business—Investments.”

        The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2005. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                           Estimated Fair
                                   Estimated Fair      Hypothetical          Value after           Hypothetical
                                      Value at      Change in Interest      Hypothetical       Percentage Increase
                                    December 31,           Rate          Change in Interest       (Decrease) in
                                        2005         (bp=basis points)          Rate           Shareholders' Equity
--------------------------------- ----------------- -------------------- -------------------- -----------------------
Total Fixed Maturity                  $390,183      200bp decrease            $413,843                  19.9%
Investments (including                              100bp decrease             399,811                    8.1
short-term investments)                             100bp increase             369,338                 (17.6)
                                                    200bp increase             353,779                 (30.7)

        Interest rate risk related to our loans payable to American Safety Capital Trust and American Safety Capital Trust II, two of our non-consolidated 100% owned subsidiaries, is hedged for the first five years of the debt obligations through the use of interest rate swaps. We have not hedged the interest rate risk related to our loan payable to American Safety Capital Trust III.

Credit Risk. We invest primarily in the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. For additional information on our investments and our investment criteria, see “Business-Investments.” The Company’s market rate risk has not changed materially since December 31, 2005.

Item 8. Financial Statements and Supplementary Data

        The Company’s consolidated financial statements required under this Item 8 are included as part of Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On July 26, 2004 the Company dismissed KPMG LLP (“KPMG”) as the principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

        KPMG’s audit report on the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2003 did not contain an adverse opinion or disclaimer of opinion nor was that report qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audit of the fiscal year ended December 31, 2003 and the subsequent interim period through July 26, 2004, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure that, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its report. During the fiscal year ended December 31, 2003, and the subsequent interim period, the Company has had no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).

        BDO Seidman, LLP was engaged by the Company as its new principal accountants to audit the Company’s financial statements, and began such engagement in auditing the Company’s financial statements for the year ended December 31, 2004.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2005. In addition, during the fourth quarter of our year ended December 31, 2005, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item 10. regarding directors and executive officers of the Company will be set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10. with respect to executive officers is set forth in Item 4. of this Report.

        The information set forth in the second paragraph of Item 1. of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11. Executive Compensation

        The information required by this Item 11. regarding executive compensation will be set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12. regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item 13. regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Principal Accountant Fees and Services

        The information required by this Item 14. regarding principal accountant fees and services will be set forth in the Company’s 2006 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules.

(a) Financial Statements Schedules, and Exhibits 1. Financial Statements

        The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

— Report of BDO Seidman, LLP Independent Registered Public Accounting Firm

— Report of KPMG LLP Independent Registered Public Accounting Firm

— Consolidated Balance Sheets at December 31, 2004 and 2005

- Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005 - Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2004 and 2005 - Consolidated Statements of Cash Flow for the Years Ended December 31, 2003, 2004 and 2005 - Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2003, 2004 and 2005

— Notes to Consolidated Financial Statements

— Selected Quarterly Financial Data

2. Financial Statement Schedules and Exhibits
                       The following is a list of financial statement schedules and exhibits filed as part of this report:

                                                               Schedule/Exhibit Number                           Page
                                         -----------------------------------------------------------------   ------------

                                    -    Schedule II  - Condensed Financial Statements
                                                         (Parent only)                                              120
                                    -    Schedule III -Supplemental Information                                     124
                                    -    Schedule IV - Reinsurance                                                  125
Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3. Exhibits

        The following is a list of exhibits required to be filed as part of this Report:

                Exhibit
                 Number                Title

                  3.1                  Memorandum of Association of American Safety Insurance Holdings,
                                       Ltd. (incorporated by reference to Exhibit 3.1 to Registrant's
                                       Amendment No. 1 to the Registration Statement on Form S-1 filed
                                       January 27, 1998 (Registration No. 333-42749)) and the Certificate
                                       of Incorporation of Change of Name.

                  3.2                  Bye-Laws of American Safety Insurance Holdings, Ltd. (incorporated by reference to Exhibit 3.2 to Registrant's Amendment No. 1 to
                                       Registration Statement on Form S-1 filed January 27, 1998
                                       (Registration No. 333-42749)

                  4.2                  Amended and Restated Declaration of Trust of American Safety
                                       Capital Trust dated as of May 22, 2003 among Wilmington Trust
                                       Company, as institutional trustee,  American Safety Holdings Corp., as sponsor, American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor,
                                       Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as
                                       administrators.  (incorporated by reference to the Exhibits to the
                                       Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795))

                  4.3                  Indenture dated as of May 22, 2003 between American Safety Holdings
                                       Corp., American Safety Insurance Holdings, Ltd. (formerly known as
                                       American Safety Insurance Group, Ltd.), as guarantor, and
                                       Wilmington Trust Company, as trustee (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003
                                       (File No. 001-14795))

                   4.4                  Guarantee Agreement dated as of May 22, 2003, between
                                       American Safety Insurance Holdings, Ltd. (formerly known as
                                       American Safety Insurance Group, Ltd.), as guarantor, and
                                       Wilmington Trust Company, as trustee (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003
                                       (File No. 001-14795))

                  4.5                  Amended and Restated Trust Agreement of American Safety Capital
                                       Trust II dated as of September 30, 2003 among American Safety
                                       Holdings Corp., as depositor, JPMorgan Chase Bank, as property trustee, Chase Manhattan Bank USA, National Association, as
                                       Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J.
                                       Pinckney, as administrative trustees (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30,
                                       2003 (File No. 001-14795))

                  4.6                  Junior Subordinated Indenture dated as of September 30, 2003 between American Safety Holdings Corp. and JPMorgan Chase Bank, as
                                       trustee. (incorporated by reference to the Exhibits to the Current
                                       Report on Form 8-K dated September 30, 2003 (File No. 001-14795))

                  4.7                  Guarantee Agreement dated as of September 30, 2003 among American
                                       Safety Holdings Corp., as guarantor, American Safety Insurance
                                       Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee  (incorporated by reference to the Exhibits to the Current Report on Form 8-K dated October 15, 2003 (File No.
                                       001-14795)).

                  4.8                  Common Securities  Subscription  Agreement dated as of September 30,
                                       2002 between  American  Safety  Holdings Corp.  and American  Safety
                                       Capital Trust II,  together as offerors  (incorporated  by reference to the Exhibits to the Current  Report on Form 8-K filed October 15,
                                       2003 (File No. 1-14795)).

                  4.9                  Amended  and  Restated  Declaration  of  Trust  of  American  Safety
                                       Capital  Trust III dated as of  November  17,  2005  among  American
                                       Safety Holdings Corp.,  Wilmington  Trust Company,  as institutional trustee and  Delaware  trustee,  and Steven B. Mathis and Stephen R.
                                       Crim, as  administrators  (incorporated by reference to the Exhibits to the Current  Report on Form 8-K dated November 16, 2005 (File No.
                                       001-14795))

                 4.10                  Indenture dated as of November 17, 2005 between American Safety
                                       Holdings Corp. and Wilmington Trust Company as trustee
                                       (incorporated by reference to the Exhibits to the Current Report on
                                       Form 8-K dated November 16, 2005 (File No. 001-14795)).

                 4.11                  Guarantee  Agreement dated as of November 17, 2005 between  American
                                       Safety Holdings  Corp., as guarantors and Wilmington  Trust Company, as guarantee trustee,  (incorporated by reference to the Exhibits to the  Current  Report on Form 8-K dated  November  16, 2005 (File No.
                                       001-14795))

                 4.12                  Parent  Guarantee  Agreement  dated as of November  17, 2005 between
                                       American  Safety  Insurance  Holdings,  Ltd.  and  Wilmington  Trust
                                       Company  (incorporated  by  reference to the Exhibits to the Current
                                       Report on Form 8-K dated November 16, 2005 (File No. 001-14795))

                  4.13                 Subscription  Agreement dated as of November 17, 2005 among American
                                       Safety Capital Trust III,  American Safety Holdings Corp. and Keefe,
                                       Bruyette & Woods,  Inc.  (incorporated  by reference to the Exhibits to the Current  Report on Form 8-K dated November 16, 2005 (File No.
                                       001-14795))

                  10.1                 Incentive Stock Option Plan (incorporated by reference to the
                                       Exhibit 10.2 to Registrant's Amendment No. 1 to Registration
                                       Statement on Form S-1 filed with the SEC January 27, 1998
                                       (Registration No. 333-42749))

                  10.2                 First Amendment to Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4(b) to the Registration Statement filed with the SEC on Forms S-1 September 25, 2002  (File No. 333-100065))

                  10.3                 1998 Director Stock Award Plan (as amended through June 23, 2005)

                  10.4                 Lease Agreement between 1845 Tenants -In-Common (formerly known as
                                       Windy Hill Exchange, L.L.C.) and American Safety Insurance
                                       Services, Inc. (formerly known as Environmental Management
                                       Services, Inc.) for office space in Atlanta, Georgia (incorporated by reference to the Exhibits to Registrant´s Registration Statement
                                       filed December 19, 1997 on Form S-1 (Registration No 333-42749))

                  10.4 (a)             First Amendment to Commercial Lease Agreement dated July 1, 1998                                                          10.3

                  10.4 (b)             Second Amendment to Commercial Lease Agreement dated March 1, 2001                                                        10.3

                  10.4 (c)             Third Amendment to Commercial Lease Agreement dated March 1, 2002

                  10.4 (d)             Fourth Amendment to Commercial Lease Agreement dated August 1, 2002

                  10.5                 Amended and Restated Program Management Agreement among American
                                       Safety Insurance Services, Inc., American Safety Casualty Insurance
                                       Company, American Safety Indemnity Company and American Safety Risk
                                       Retention Group, Inc. (incorporated by reference to the Exhibits to the Registration Statement filed September 25, 2002 on Form S-1
                                       (File No. 333-100065))

                  10.6+                Employment Agreement between American Safety Insurance Services,
                                       Inc. and Stephen R. Crim (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 21, 2005 (File No.
                                       1-14795)).

                   10.7+               Employment Agreement between American Safety Insurance Services,
                                       Inc. and Joseph D. Scollo (incorporated by reference to Exhibit
                                       10.2 to the Current Report on Form 8-K dated March 21, 2005 (File
                                       No.1-14795)).

                  10.7(a)+             Amendment No. 1 to Employment Agreement between American Safety
                                       Insurance Services, Inc. and Joseph D. Scollo (incorporated by reference to Exhibit 10.1 to the Form 8-K dated January 1, 2006
                                       (File No. 1-14795).

                  10.8+                Employment  Agreement  between American Safety  Insurance  Services,
                                       Inc. and William C. Tepe  (incorporated by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K dated November 15, 2005
                                       (File No.1-14795))

                  12                   Ratio of Earnings to Fixed Charges

                  16                   Letter from KPMG LLP regarding change in Certifying Accountant
                                       (incorporated by reference to the Exhibit to the Current Report on
                                       Form 8-K dated July 26, 2004 (File No. 001-4795))

                  21                   Subsidiaries of the Company

                  23.1                 Auditor Consent for BDO Seidman, LLP

                  23.2                 Auditor Consent for KPMG LLP

                 31.1                  Certification of Chief Executive Officer

                  31.2                 Certification of Chief Financial Officer

                  32.1                 Certifications  of  Chief  Executive  Officer  and  Chief  Financial
                                       Officer

                  +Management contract or compensatory plan or arrangement.

                                                                    SIGNATURES

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21st, 2006.

                                                                AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                                By: /s/ Stephen R. Crim
                                                                    Stephen R. Crim
                                                                    President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 21st, 2006.

    Signature                                                                           Title

/s/ Stephen R. Crim                                                        President and Director
-------------------------------------------                               (Principal Executive Officer)
Stephen R. Crim

/s/ William C. Tepe                                                        Chief Financial Officer
-------------------------------------------                                (Principal Financial Officer and Principal
William  Tepe                                                               Accounting Officer)

/s/ Cody W. Birdwell                                                       Chairman of the Board of Directors
-------------------------------------------
Cody W.  Birdwell

/s/ David V. Brueggen                                                      Director
-------------------------------------------
David V.  Brueggen

/s/ Lawrence I. Geneen                                                     Director
-------------------------------------------
Lawrence I. Geneen

/s/ Frank D.Lackner                                                        Director
-------------------------------------------
Frank D. Lackner

/s/ William O. Mauldin                                                     Director
-------------------------------------------
William O.  Mauldin, Jr.

/s/ Thomas W. Mueller                                                      Director
-------------------------------------------
Thomas W.  Mueller

/s/ William A. Robbie                                                      Director
-------------------------------------------
William A. Robbie

/s/ Jerome D. Weaver                                                       Director
-------------------------------------------
  Jerome D. Weaver

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2004 and 2005

With Independent Auditors’ Report Thereon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of DirectorsAmerican
Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd and subsidiaries as of December 31, 2004 and 2005 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for the years then ended. We have also audited Schedules II, III, and IV as of and for the period ended December 31, 2004 and 2005. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2004 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and ShareholdersAmerican
Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income of American Safety Insurance Holdings, Ltd. and subsidiaries for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedules II, III, and IV for the year ended December 31, 2003. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of American Safety Insurance Holdings, Ltd. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Atlanta, Georgia
March 24, 2004,except as to Note 10,
which is as of March 10, 2006

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                      Consolidated Balance Sheets

                                                      December 31, 2004 and 2005

                                                                      2004                              2005
                       Assets

Investments:
Fixed  maturity  securities  available-for-sale,   at
   fair value                                                     $286,057,489                       $364,856,826
Common stock, at fair value                                         15,081,360                         21,706,103
Preferred stock, at fair value                                               -                          3,607,000
Investment in real estate, at cost                                   2,005,440                                  -
Short-term investments                                              25,898,131                         25,326,648
      Total investments                                            329,042,420                        415,496,577

Cash and cash equivalents                                           24,843,736                         23,289,927
Restricted cash                                                        144,500                                  -
Accrued investment income                                            3,308,463                          4,037,573
Premiums receivable                                                 21,093,810                         17,315,778
Ceded unearned premium                                              25,454,691                         29,880,672
Reinsurance recoverable                                            145,524,068                        173,490,056
Deferred income taxes                                                9,080,990                         11,933,791
Deferred policy acquisition costs                                   11,559,188                         10,628,874
Property, plant and equipment, net                                   3,900,473                          4,489,608
Other assets                                                        10,207,637                          6,572,007

      Total assets                                                $584,159,976                       $697,134,863
                                                                  ============                       ============

                                                                  2004                         2005

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses                        $321,623,730                       $394,872,581
Unearned premiums                                                   93,798,378                        100,241,061
Reinsurance  on  paid  losses  and  loss   adjustment
   expenses                                                          6,486,149                                  -
Ceded premiums payable                                              11,852,028                         16,505,732
Escrow deposits                                                        144,500                                  -
Accounts payable and accrued expenses                               15,370,443                         13,066,758
Funds held                                                           8,334,794                         11,190,989
Loans payable                                                       13,019,489                         37,810,099
Minority interest                                                    4,750,782                          5,012,396
      Total liabilities                                            475,380,293                        578,699,616

Shareholders' equity:
Preferred   stock,   $0.01  par   value;   authorized
   5,000,000 shares; no shares issued and outstanding
                                                                            -                                   -
Common stock, $0.01 par value;  authorized 15,000,000
   shares;  issued and  outstanding  at December  31,
   2004  6,781,721  shares,  and at December 31, 2005
   6,753,731 shares                                                     67,817                             67,537
Additional paid-in capital                                          51,067,506                         49,460,019
Retained earnings                                                   55,800,942                         70,457,352
Accumulated other comprehensive income (loss), net
                                                                     1,843,418                         (1,549,661)
      Total shareholders' equity                                   108,779,683                        118,435,247

      Total liabilities and shareholders' equity                  $584,159,976                       $697,134,863
                                                                  ============                       ============

See accompanying notes to consolidated financial statements.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                 Consolidated Statements of Operations

                                             Years ended December 31, 2003, 2004 and 2005

                                                             2003                 2004                   2005

Revenues:
Direct premiums earned                                   $175,916,243          $223,715,154         $231,518,793
Assumed premiums earned                                     8,486,420             4,000,601              (81,311)
Ceded premiums earned                                     (75,068,826)          (91,325,127)         (92,901,413)
      Net premiums earned                                 109,333,837           136,390,628          138,536,069

Net investment income                                       5,800,536             9,772,722           14,315,891
Net realized gains (losses)                                 3,139,907               208,135              (54,101)
Real estate income                                         57,555,194            67,967,125            3,000,078
Other income                                                  161,785               317,784               76,286
      Total revenues                                      175,991,259           214,656,394          155,874,223

Expenses:
Losses and loss adjustment expenses incurred               65,833,743            93,503,285           84,406,158
Acquisition expenses                                       21,817,717            26,528,722           28,511,675
Payroll and related expenses                                9,048,799            10,297,037           12,130,136
Real estate expenses                                       53,998,892            55,480,408            2,439,022
Other expenses                                             14,635,404             9,635,383           13,158,004
Minority interest                                             311,774               988,202              515,233
Expenses due to (recovered from) rescission                   255,145              (229,568)          (1,334,162)
      Total expenses                                      165,901,474           196,203,469          139,826,066

      Earnings before income taxes                         10,089,785            18,452,925           16,048,157

Income taxes                                                2,675,375             3,695,950            1,391,747

      Net earnings                                        $ 7,414,410         $  14,756,975          $14,656,410
                                                          ===========         =============          ===========
Net earnings per share:
Basic                                                           $1.45                 $2.15                $2.18
Diluted                                                         $1.42                 $2.01                $2.05

Weighted average number of shares outstanding
Basic                                                       5,105,770             6,863,619            6,736,938
Diluted                                                    5,233,716              7,342,879            7,163,892

         See accompanying notes to consolidated financial statements.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                            Consolidated Statements of Shareholders' Equity

                                             Years ended December 31, 2003, 2004 and 2005

                                                         2003                   2004                     2005

Common stock - number of shares:
   Balance at beginning of period                        4,739,888              6,910,766              6,781,721
   Issuance of common shares                             2,170,878                 87,855                173,583
   Repurchase of common shares                                   -               (219,900)             (201,573)
   Balance at end of period                              6,910,766              6,781,721              6,753,731
                                                         =========              =========              =========
Common stock:
   Balance at beginning of period                          $47,399                $69,108                $67,817
   Issuance of common shares                                21,709                    879                  1,735
   Repurchase of common shares                                   -                 (2,170)               (2,015)
   Balance at end of period                                $69,108                $67,817                $67,537

Additional paid-in capital:
   Balance at beginning of period                      $25,889,904            $52,744,720            $51,067,506
   Issuance of common shares                            26,854,816                805,825              1,336,211
   Repurchase of common shares                                   -            (2,483,039)            (2,943,698)
   Balance at end of period                            $52,744,720            $51,067,506            $49,460,019

Retained earnings:
   Balance at beginning of period                      $33,629,557            $41,043,967            $55,800,942
   Net earnings                                          7,414,410             14,756,975             14,656,410
   Balance at end of period                            $41,043,967            $55,800,942            $70,457,352

Accumulated other comprehensive income:
   Balance at beginning of period                                              $1,485,328             $1,843,418
                                                       $2,884,989
   Unrealized gain (loss) during the period
      (net of deferred tax benefit (expense)
      of $630,673, $ (65,933), and $783,353,
      respectively)                                     (1,399,661)               358,090             (3,393,079)
   Balance at end of period                             $1,485,328             $1,843,418            $(1,549,661)

         Total shareholders' equity                    $95,343,123           $108,779,683           $118,435,247
                                                       ===========           ============           ============
       See accompanying notes to consolidated financial statements

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                                 Consolidated Statements of Cash Flows

                                             Years ended December 31, 2003, 2004 and 2005

                                                              2003               2004                    2005

Cash flow from operating activities:
Net earnings                                              $  7,414,410      $  14,756,975            $14,656,410
Adjustments  to reconcile  net earnings to net cash
   provided by operating activities:
   Realized (gains) losses on sale of investments           (3,139,907)          (208,135)                54,101
   Depreciation expense                                        505,883          1,174,770              1,116,386
   Amortization of deferred acquisition costs, net          (3,409,574)           401,307                930,314
   Reinsurance recoverable allowance                        (1,122,570)                 -              1,318,000
   Impairment of notes receivable                            3,900,198                  -                      -
   Real estate impairment allowance                            315,000                  -                      -
   Amortization of premium                                     928,757          2,450,153              2,326,835
     Deferred income taxes                                  (3,456,444)         2,537,686             (2,063,916)
   Change in operating assets and liabilities:
      Accrued investment income                               (912,803)          (536,772)              (729,110)
      Premiums receivable                                   (8,298,084)         6,850,698              3,778,032
      Reinsurance  recoverable  and ceded  unearned
         premiums                                              931,432        (16,883,317)           (40,196,118)
      Funds held                                              (934,646)         3,383,326              2,856,195
      Unpaid losses and loss adjustment expenses            50,940,161         91,519,976             73,248,851
      Unearned premiums                                     28,263,973         (6,140,184)             6,442,683
      Ceded premiums payable                                 8,654,275         (5,870,903)             4,653,704
      Accounts payable and accrued expenses                    240,457          1,109,634             (2,303,685)
      Deferred revenue                                         243,361         (1,817,775)                     -
      Other, net                                              (840,610)        (2,891,671)             4,270,129
Net cash provided by operating activities                   80,223,269         89,835,768             70,358,811

Cash flow from investing activities:
Purchase of fixed maturities                              (189,680,363)      (107,194,605)           (150,861,495)
Purchase of common stock                                    (3,117,176)       (12,854,116)             (7,106,043)
Purchase of preferred stocks                                         -                  -              (3,500,900)
Proceeds from sales of fixed maturities                     68,628,271         32,172,791              64,219,528
Proceeds from sales of equity securities                       612,080          1,380,010               1,195,954
Decrease (increase) in short-term investments               12,917,926        (20,217,314)                571,483
Decrease in notes receivable                                   989,518          1,435,000                       -
Decrease of investment in real estate                        3,195,372         35,850,109               2,005,440
Purchases of fixed assets                                   (2,483,550)          (980,480)             (1,705,521)

Net cash used in investing activities                     (108,937,922)       (70,408,605)           (95,181,554)

                                                              2003               2004                    2005

Cash flow from financing activities:
Proceeds from sale of common stock                          26,998,725            638,495             1,218,455
Stock repurchase payments                                            -         (2,485,209)           (2,945,714)
Proceeds from (repayment of) loan payable                    8,259,075        (17,421,859)           24,996,193
Proceeds from redemption of escrow deposits                 (5,572,681)        (9,091,347)             (144,500)
Dividends paid                                                (570,113)                 -                     -
Withdrawals from restricted cash, net                        5,749,231          1,623,114               144,500
Net cash provided by financing activities                   34,864,237        (26,736,806)           23,268,934

Net increase (decrease) in cash                              6,149,584         (7,309,643)           (1,553,809)

Cash and cash equivalents at beginning of period            26,003,795         32,153,379            24,843,736

Cash and cash equivalents at end of period                 $32,153,379        $24,843,736           $23,289,927
                                                           ===========        ===========           ===========
Supplemental disclosure of cash flow:
   Income taxes paid                                        $6,693,941       $  3,525,270              $287,617
   Interest paid                                              $581,868       $  1,121,713              $983,195

See accompanying notes to consolidated financial statements.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                            Consolidated Statements of Comprehensive Income

                                             Years ended December 31, 2003, 2004 and 2005

                                                                  2003                2004                 2005

Net earnings                                                    $7,414,410        $14,756,975          $14,656,410

Other comprehensive income (loss):

Unrealized  gains  (losses) on securities  available-for
sale,   net  of   minority   interest   of   $(141,761),
$(108,334)   and$(259,129)  for  2003,  2004  and  2005,
respectively                                                      1,154,202           463,260          (4,541,890)

Unrealized gains (losses) on hedging transactions                  (95,953)            81,912              311,359

Reclassification adjustment for realized (gains)
losses included in net earnings, net of minority
interest of $(51,324), $(86,986) and $0 for
2003, 2004 and 2005 respectively.                               (3,088,583)          (121,149)              54,101

Total other comprehensive income (loss) before
income taxes                                                    (2,030,334)           424,023          (4,176,430)

Income tax expense (benefit) related to items of other
comprehensive income, net of minority interest of
$0 for 2003 and 2004 and $(5,534) for 2005 respectively.
                                                                  (630,673)            65,933            (783,351)
Other comprehensive income (loss)                               (1,399,661)           358,090          (3,393,079)

Total comprehensive income                                     $  6,014,749       $15,115,065          $11,263,331
                                                               ============       ===========          ===========

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2005

(1)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying  consolidated  financial statements of American Safety Insurance Holdings,  Ltd. ("American Safety") and
              its subsidiaries and American Safety Risk Retention Group Inc.  ("American Safety RRG"), a non-subsidiary  risk retention group affiliate  (collectively,  the "Company") are prepared in accordance with accounting  principles generally accepted in the United States of America  ("GAAP").  The  preparation  of financial  statements  in conformity  with GAAP requires management to make estimates,  based on the best information available, in recording transactions resulting from business operations.  The  balance  sheet  amounts  that  involve  a greater  extent  of  accounting  estimates  and/or  actuarial determinations  subject to future changes are the Company's  invested assets,  deferred income taxes, and the liabilities for unpaid losses and loss  adjustment  expenses.  As additional  information  becomes  available (or actual  amounts are determinable),  the recorded estimates may be revised and reflected in operating results.  While management believes that these estimates are adequate, such estimates may change in the future.

       (b)    Description of Common Stock - Voting and Ownership Rights

              The authorized share capital of the Company is 20 million shares,  consisting of 15 million common shares, par value $.01 per share ("Common Shares"),  and 5 million preferred shares, par value $.01 per share ("Preferred  Shares").  The Common
              Shares are validly  issued,  fully paid,  and  non-assessable.  There are no  provisions  of Bermuda law or the Company's
              Bye-Laws  which impose any  limitations  on the rights of  shareholders  to hold or vote Common  Shares by reason of such shareholders  not being  residents of Bermuda.  Holders of Common Shares are entitled to receive  dividends  ratably when and as declared by the Board of Directors out of funds legally available therefore.

              Each  holder of Common  Shares is  entitled to one vote per share on all  matters  submitted  to a vote of the  Company's shareholders,  subject to the 9.5% voting limitation  described below. All matters,  including the election of directors, voted upon at any duly held  shareholders  meeting  shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation;  (ii) the sale,  lease,  or exchange of all or  substantially  all of the assets of the  Company;  and (iii)  amendment  of certain provisions of the  Bye-Laws,  which each require the approval of at least  66-2/3% of the  outstanding  voting shares (in addition to any regulatory or court  approvals).  The Common Shares have non cumulative  voting rights,  which means that the holders of a majority of the Common  Shares may elect all of the  directors  of the Company  and, in such event,  the holders of the remaining shares will not be able to elect any directors.

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

       (c)    Principles of Consolidation

              The  consolidated  financial  statements  include the accounts of American  Safety  Insurance  Holdings,  Ltd., a Bermuda
              company, American Safety Reinsurance,  Ltd.("American Safety Re"), American Safety Assurance Ltd., ("ASA") two 100%-owned licensed  Bermuda  insurance  companies,  American  Safety  Holdings Corp.  ("American  Safety  Holdings"),  a 100%-owned insurance holding company and American Safety Risk Retention Group, Inc.  ("American Safety RRG"), a non-subsidiary  risk retention group  affiliate.  American Safety  Holdings in turn wholly owns American  Safety  Casualty  Insurance  Company
              ("American Safety Casualty"),  a property and casualty insurance company,  American Safety Insurance Services, Inc. ("ASI
              Services"), an underwriting and administrative subsidiary,  Ponce Lighthouse Properties,  Inc. ("Ponce"), the development company of the Harbour Village project,  and Rivermar  Contracting  Company  ("Rivermar"),  the general contractor of the
              Harbour  Village  project.  American  Safety  Casualty  wholly owns American  Safety  Indemnity  Company,  a property and casualty excess and surplus lines insurance  company.  ASI Services wholly owns the following  subsidiaries:  Sureco Bond
              Services,  Inc. ("Sureco"),  a bonding agency;  Environmental  Claims Services,  Inc. ("ECSI"), a claims consulting firm;
              American Safety Financial Corp., a financial services subsidiary;  and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of business with American Safety Casualty.

              In accordance with FASB  Interpretation  No. 46 (FIN 46),  Consolidation  of Variable  Interest  Entities (VIEs) and FASB
              Interpretation No. 46 Revised (FIN 46R), the accompanying  financial statements consolidate American Safety RRG, based on its  status as VIE and the  Company's  status  as the  primary  beneficiary  of the VIE.  A  minority  interest  has been established  for the equity holders of American Safety RRG. The  accompanying  financial  statements also  de-consolidate
              American Safety Capital Trust,  American Safety Capital Trust II and American Safety Capital Trust III ("American  Safety
              Capital",  "American  Safety  Capital II" and  "American  Safety  Capital  III",  respectively)  based on their status as variable  interest  special  purpose  entities of the  Company's  status as not being the primary  beneficiary.  American
              Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

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

              The Potential Risk of United States Taxation of Bermuda  Operations.  Under current  Bermuda law,  American Safety is not required to pay any taxes in Bermuda on either  income or capital  gains.  American  Safety has  received an  undertaking from the Minister of Finance in Bermuda that will exempt  American  Safety from taxation until the year 2016 in the event of any such taxes being  imposed.  Whether a foreign  corporation  is engaged in a United  States trade or business or is carrying on an  insurance  business in the United  States  depends upon the level of  activities  conducted in the United
              States. If the activities of a foreign company are "continuous,  regular,  and considerable," the foreign company will be deemed to be engaged in a United  States  trade or  business.  Due to the fact that  American  Safety  will  continue  to maintain an office in Bermuda and American Safety's, American Safety Re's and American Safety Assurance's,  sole business is reinsuring contracts via treaty reinsurance  agreements,  which are all signed outside of the United States,  American
              Safety does not  consider  itself to be engaged in a trade or business in the United  States and,  accordingly,  does not expect to be subject to United  States  income taxes.  This  position is  consistent  with the position  taken by various other entities that have similar operational structures as American Safety.

              However,  because the Internal  Revenue Code of 1986, as amended,  the Treasury  Regulations  and court  decisions do not definitively  identify activities that constitute being engaged in a United States trade or business,  and because of the factual nature of the  determination,  there can be no assurance that the Internal  Revenue Service will not contend that
              American  Safety or its Bermuda  insurance  subsidiary are engaged in a United States trade or business.  In general,  if
              American Safety or its Bermuda insurance  subsidiaries are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal  income tax on its taxable  income that is effectively  connected with a
              United  States  trade or business  at  graduated  rates and (ii) the 30 percent  branch  profits  tax on its  effectively connected  earnings and profits deemed repatriated from the United States.  Certain  subsidiaries of American Safety are, however subject to U.S. Federal and state income tax, as they are domiciled and conduct business in the United States.

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

              While it is the Company's  intent to hold fixed maturity  securities until the foreseeable  future or until maturity,  it may sell such  securities  in response to, among other  things,  market  conditions,  liquidity  needs,  or interest rate fluctuations.  At  December  31,  2004  and  2005,  the  Company  considered  all of its  fixed  maturity  securities  as available-for-sale.

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

              The Company's  portfolio  managers  routinely monitor and evaluate the difference  between the cost and fair value of our investments.  Additionally,  credit analysis and/or credit rating issues related to specific investments may trigger more intensive  monitoring to determine if a decline in market value is other than temporary.  For  investments  with a market value below cost, the process  includes  evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial  condition of the issuer,  and  evaluation  for a potential  recovery in market value,  among other factors.  This process is not exact and further  requires  consideration  of risks such as credit risk,  which to a certain  extent can be controlled,  and interest rate risk,  which cannot be controlled.  Therefore,  if an  investment's cost exceeds its market value  solely due to changes in interest  rates,  impairment  may not be  appropriate.  If, after monitoring and analysis,  the Company believes that a decline in fair value is other than temporary,  the Company adjusts the amortized cost of the security and reports a realized loss in the consolidated statements of earnings.

        (f)   Recognition of Premium Income

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

        (g)   Deferred Policy Acquisition Costs

              The costs of acquiring  business,  primarily  commissions and premium tax expenses,  are deferred (to the extent they are recoverable  from future  premium  income) and  amortized  to earnings in relation to the amount of premiums  earned.  If necessary,  investment  income is considered in the determination of the  recoverability  of deferred policy  acquisition costs.  Deferred revenue results when reinsurance  ceding  commissions  received exceed the related deferred  acquisition costs for direct and assumed business.

              An analysis of deferred policy acquisition costs follows:

                                                                               Years ended December 31,
                                                           -----------------------------------------------------------------
                                                                  2003                   2004                  2005
                                                           -------------------    -------------------   --------------------
             Balance, beginning of period                       $ 8,550,919           $ 11,960,495          $ 11,559,188
             Acquisition costs deferred                          25,227,293             26,127,415            27,581,361
             Costs amortized during the period                  (21,817,717)           (26,528,722)          (28,511,675)
                                                           -------------------    -------------------   --------------------
             Balance, end of period                            $ 11,960,495            $11,559,188           $10,628,874
                                                           ===================    ===================   ====================

       (h)    Unpaid Losses and Loss Adjustment Expenses

              The Company  provides a liability for unpaid losses and loss adjustment  expenses based upon aggregate case estimates for reported  claims and  estimates  for  incurred but not reported  losses.  Because of the length of time  required for the ultimate liability for losses and loss adjustment  expenses to be determined for certain lines of business  underwritten, the  Company  has  limited  experience  upon  which to base an  estimate  of the  ultimate  liability.  For these  lines, management has established loss and loss adjustment  expense reserves based on actuarial methods that determine  ultimate losses and loss adjustment  expenses utilizing a combination of both industry and the Company's  reporting and settlement patterns,  as appropriate.  One primary set of actuarial methods utilized,  Bornhuetter-Ferguson,  entails  developing an initial  expected  loss ratio based upon gross  ultimate  losses from prior  accident  years,  estimating  the portion of ultimate losses expected to be reported and unreported,  and adding the actual reported losses to the expected unreported losses to derive the  indicated  ultimate  losses.  However,  the net amounts that will  ultimately be paid to settle the liability may be more or less than the estimated amounts provided.

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

              At December 31, 2004 and 2005, the Company had $1,467,000 of goodwill.

              In accordance with the disclosure  requirements of SFAS 142 goodwill and intangibles  there was no amortization  recorded in net income for the years ended December 31, 2003, 2004 and 2005 respectively.

       (l)    Net Earnings Per Share

              Basic  earnings per share and diluted  earnings  per share are computed by dividing net earnings by the weighted  average number of shares outstanding for the period (basic EPS) plus dilutive shares subject to stock options (diluted EPS).

              Earnings per share are as follows:

                                                                    2003                   2004                   2005

             Weighted average shares outstanding                  5,105,770              6,863,619              6,736,938
             Shares attributable to stock options                   127,946                479,260                426,954

             Weighted average common and common
                 equivalents                                      5,233,716              7,342,879              7,163,892
                                                                  =========              =========              =========
             Earnings per share:

             Basic                                                  $ 1.45                 $ 2.15                 $ 2.18

             Diluted                                                $ 1.42                 $ 2.01                 $ 2.05

       (m)    Employee Stock Options

              At December  31, 2005,  the Company had an employee  stock  option  plan,  which is described  more fully in Note 13. The
              Company  applies the  recognition  and  measurement  principles  of APB Opinion No. 25,  Accounting  for Stock  Issued to
              Employees,  and related  interpretations in accounting to the plan. No compensation  expense is reflected in net earnings as all options  granted  under the stock option plan have an exercise  price equal to the market value of the  underlying common  stock on the date of grant.  The  majority  of options in the plan vest  evenly  over a three  year  period.  The following  table  illustrates  the effect on net earnings and  earnings  per share,  assuming the fair value  recognition provisions of SFAS No. 123R Accounting for Share Based Payments had been applied.

                                                                      Year Ending December 31,
                                                              2003                2004                  2005
                                                             (In thousands, except per share amounts)

              Net earnings
                  As reported                           $ 7,414             $ 14,757              $ 14,656
                  Effect of stock options                  (188)                (199)                 (454)

                          Pro forma net earnings          7,226               14,558                14,202
                                                         =======             =======                =======
              Net earnings per share:
                  Basic - as reported                      1.45                 2.15                  2.18
                  Basic - pro forma                        1.42                 2.12                  2.11

                  Diluted - as reported                    1.42                 2.01                  2.05
                  Diluted - pro forma                      1.40                 1.98                  1.99

       (n)    Accounting Pronouncements

               During  the last two  years,  the  Financial  Accounting  Standard  Board  (FASB)  has  issued  a number  of  accounting pronouncements with various effective dates.

               In December 2004, the FASB issued a revised version of SFAS 123, SFAS 123 (R),  Share- Based  Payments,  which finalizes the accounting for stock options.  The statement requires that compensation  related to share based payment transactions be recognized in the financial  statements.  The cost will be measured  based on the grant date fair value of the equity instrument issued. The Company plans to adopt SFAS 123 (R) in the first quarter of 2006.

               In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and
               Its Application to Certain Investments (FSP 115-1). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.
               The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity
               Securities, and was effective January 1, 2006.

        (o)   Revenue Recognition of Real Estate

              The Company  recognizes  revenue from the sale of real estate when the title to each  individual unit or boat slip passes to the  purchaser.  When the title  passes,  the Company uses a percentage of  completion  method,  based on the ratio of actual  costs to total  estimated  costs  (including  allocated  common  costs  that may not yet have been  expended)  to recognize  revenue.  The revenue  recognized relates only to units and boat slips that have closed that meet the criteria in paragraph 37 for SFAS 66,  Accounting  for Sales of Real Estate.  The actual and  estimated  costs refer to costs that are allocated to each individual unit or boat slip. The difference  between total sales price and the revenue  recognized is set up as deferred  revenue and is recognized  as the  additional  costs of each unit are incurred.  Please see Note 3 herein for more information regarding the Company's real estate operations.

        (p)   Capitalizing Costs on Real Estate

              The Company  capitalizes the following costs with respect to real estate: (a) project costs,  which include  acquisition, design and planning costs, and construction costs, all of which are directly  associated with the project;  (b) taxes and insurance incurred during the planning,  design and construction  periods; (c) costs of amenities (since these items will transfer to an owner's  association at no charge when the project is complete);  (d) interest costs on qualifying  assets until the assets are ready for their intended use; and (e) indirect costs of construction management and supervision.

       (q)   Cash and Cash Equivalents

              Cash and cash equivalents  include cash on hand,  money market  instruments and other debt instruments with a maturity of
              90 days or less when purchased.

       (r)    Derivatives

              The Company has limited activity with derivative financial instruments.  They are not used for trading purposes, nor does the Company  engage in leveraged  derivative  transactions.  At December 31, 2005, the Company's  outstanding  derivative contracts were interest swaps related to certain of its trust preferred  obligations.  See note 8. The Company recognizes unrealized gain or loss on these interest rate swaps as interest rates change.

       (s)   Reclassifications

              Certain items in the prior periods' financial statements have been reclassified to conform to the 2005 presentation. In
              2005 the Company changed its segment presentation, see Note 10.

(2)      Investments

       Net investment income is summarized as follows:

                                                                                Years ended December 31,

                                                                     2003                   2004                   2005

      Fixed maturities                                           $ 5,735,889            $ 9,695,664           $ 13,567,965
      Common stock securities                                         12,264                195,009                367,697
      Preferred stock securities                                           -                      -                 23,149
      Short-term investments and cash                                337,367                298,305                914,171

                                                                   6,085,520             10,188,978             14,872,982
      Less investment expenses                                       284,984                416,256                557,091

      Net investment income                                       $5,800,536             $9,772,722            $14,315,891
                                                                  ==========             ==========            ===========

          Realized and unrealized gains and losses were as follows:
                                                                                Years ended December 31,
                                                                     2003                   2004                  2005

      Realized gains:
          Fixed maturities                                       $ 3,125,760              $ 182,336             $ 91,077
          Common stock securities                                     57,806                118,952              154,906
          Total gains                                              3,183,566                301,288              245,983

      Realized losses:
          Fixed maturities                                           (36,756)               (66,977)            (250,383)

          Common stock securities                                     (6,903)               (26,176)             (49,701)
          Total losses                                               (43,659)               (93,153)            (300,084)

      Net realized gains (losses)                            $      3,139,907            $   208,135         $   (54,101)
                                                                    =========                =======             ========
      Changes in unrealized gains (losses):
          Fixed maturities                                   $    (2,493,177)            $ (758,834)         $(5,496,515)
          Common stock securities                                    173,806                905,625               643,499
          Preferred stock securities                                       -                      -               106,100

      Net change in unrealized gains (losses)                $    (2,319,371)            $   146,791         $(4,746,916)
                                                                  ===========                ========          ==========

At December 31, 2004 and 2005, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government, and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2004 and 2005 are as follows:

                                                                   Gross              Gross
                                             Amortized          unrealized          unrealized         Estimated
                                                Cost               gains              losses           fair value
                                             =========          ===========         ==========         ===========
           December 31, 2004
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S.
                Government corporations
                and agencies                  $ 65,887,315       $   800,811          $ 467,383         $ 66,220,743
              States of the U.S. and
                political subdivisions
                of the states                   31,067,197           425,269           168,348            31,324,118
              Corporate securities              90,742,305         1,618,821           650,822            91,710,304
              Mortgage-backed securities        97,243,632           306,453           747,761            96,802,324

              Total fixed maturities          $284,940,449       $ 3,151,354       $ 2,034,314          $286,057,489
                                               ===========         =========         =========           ===========
              Common stock                   $  14,001,929       $ 1,455,131       $   375,700         $  15,081,360
                                               ===========         =========         =========            =========
           December 31, 2005
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S.
                Government corporations
                and agencies                  $ 86,740,033          $547,669         1,311,628            85,976,073
              States of the U.S. and
                political subdivisions
                of the states                   64,740,408           386,303           498,465            64,628,246
              Corporate securities              84,763,525           618,765         1,598,413            83,783,877
              Mortgage-backed securities       132,992,335            56,265         2,579,971           130,468,629

              Total fixed maturities          $369,236,301       $ 1,609,002       $ 5,988,477         $ 364,856,826
                                               ===========         =========         =========           ===========
              Common stock                   $  19,983,174       $ 2,721,304       $   998,374            21,706,103
                                               ===========         =========         =========           ===========
              Preferred stock                    3,500,900           106,100       $         -             3,607,000
                                               ===========         =========         =========           ============

The amortized cost and estimated fair values of fixed maturities at December 31, 2005, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                                  Amortized              Estimated
                                                                     cost                fair value

       Due in one year or less                                 $   36,205,149         $   35,833,780
       Due after one year through five years                      108,950,946            107,332,422
       Due after five years through ten years                      54,520,516             53,864,556
       Due after ten years                                         36,567,355             37,357,439
       Mortgage-backed securities                                 132,992,335            130,468,629

                     Total                                       $369,236,301           $364,856,826
                                                                  ===========           ============
Bonds with an amortized cost of $24,206,791 and $34,405,204 were on deposit with insurance regulatory authorities at December 31, 2004 and 2005 in accordance with statutory requirements.

The fair value of the investments in debt securities can fluctuate greatly as a result of changes in interest rates. The Company believes that the declines in fair value noted below primarily resulted from changes in interest rates rather then credit issues.

Therefore,the Company has no concern regarding the ultimate collectibility of the security value, and accordingly, has not recorded any impairment write-down. The tables below show the securities the Company is holding which have been held at a loss for less than 12 months and greater than 12 months at December 31, 2004 and December 31, 2005 respectively.

       December 31, 2004

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
                                      Fair Value        Losses       Fair Value    Losses                       Losses
                                   -----------------------------------------------------------------------------------------
       US Treasury Securities &
           other government corp
           and agencies                $34,809,793      $(235,002)   $5,228,784  $(232,381)     $40,038,577       $(467,383)

       States of the US and
           political subdivisions
           of the states                 9,673,457        (85,510)    6,793,847     (82,838)     16,467,304        (168,348)
       Corporate securities             38,933,122       (413,969)    7,147,250    (236,853)      6,080,372        (650,822)

       Mortgage-backed securities       31,599,014       (145,174)   19,610,565    (602,587)     51,209,579        (747,761)

       Subtotal, fixed maturities      115,015,386       (879,655)   38,780,446  (1,154,659)    153,795,832      (2,034,314)
       Common stock                      3,163,470       (339,797)      165,743     (35,903)      3,329,213        (375,700)

       Total temporarily impaired
           securities                 $118,178,856    $(1,219,452)  $38,946,189 $(1,190,562)   $157,125,045     $(2,410,014)
                                      ============    ============  =========== ============   ============     ============

       December 31, 2005

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
                                      Fair Value        Losses       Fair Value    Losses                       Losses
                                   -----------------------------------------------------------------------------------------
       US Treasury Securities &
           other government corp
           and agencies                $39,303,992      $(546,902)  $25,829,191   $(764,727)    $65,133,183    $(1,311,628)
        States of the US and
           political subdivisions
           of the states                27,795,435       (329,164)    5,921,758    (169,302)     33,717,193       (498,465)
       Corporate securities             30,765,595       (614,456)   34,496,894    (983,957)     65,262,490     (1,598,413)
       Mortgage-backed securities       85,185,338     (1,360,455)   34,261,657  (1,219,516)    119,446,995     (2,579,971)

       Subtotal, fixed maturities      183,050,361     (2,850,976)  100,509,500  (3,137,501)    283,559,861     (5,988,477)

       Common stock                      4,590,179       (502,397)    1,994,090    (495,977)      6,584,269       (998,374)
       Total temporarily impaired
           securities                 $187,640,540    $(3,353,372) $102,503,590 $(3,633,479)   $290,144,130    $(6,986,851)

 (3)   Investment in Real Estate

         The Company's  investment in real estate is known as Harbour Village Golf and Yacht Club ("Harbour  Village") comprised of 173 acres of property in Ponce Inlet,  Florida that was acquired in foreclosure  during April 1999. At the date of foreclosure  the Company evaluated the carrying  value of its  investment in real estate by comparing  the fair value of the  foreclosed  collateral to the book value of the  underlying  loan and accrued  interest.  As the book value of the loan and accrued  interest was less than the fair value of the  collateral,  no loss was recognized on foreclosure  and the book balance of the loan and accrued  interest  became the basis of the real estate.

         The  Harbour  Village  project is  substantially  complete as all units are sold and  closed.  The Company  does not expect to engage in any further real estate  activities.  No  additional  revenue from  Harbour  Village is expected.  There will be some ongoing expenses for the project associated with legal, insurance and other matters.

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

(5)    Reinsurance

       Excess and Surplus Lines

         Environmental
         The Company has excess of loss  reinsurance  treaties with various  reinsurers  for the Company's  general  liability  line of business.  These treaties  provide  varying levels of reinsurance  protection  depending on the date the underlying  insurance policy was written.

         Construction
         The Company previously had excess of loss treaties with various reinsurers for the Company's construction line of business.
         These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

         Effective July 1, 2005, the Company discontinued purchasing excess of loss reinsurance on our construction insurance business.  The Company made this decision after performing a loss cost and dynamic financial analysis and concluding that our reinsurance purchases were uneconomical. The Company believes that retaining this exposure and not ceding a large percentage of premiums to the reinsurance market will enhance our balance sheet.

         Surety
         For our surety  business,  we entered into a quota share  reinsurance  treaty during the second quarter of 2004 which provides reinsurance  for a single bond limit not to exceed $3.0  million,  subject to a maximum for any one principal of $6.0 million.
         We retain a 50% participation in this treaty with the balance reinsured by unaffiliated reinsurers.

     Alternative Risk Transfer

         Specialty Programs
         The Company's  program  business  division buys various forms of  reinsurance on both a quota share basis as well as an excess of loss basis.  These  treaties  cover the  majority  of risks  written by the Company in this  division.  Where  appropriate, collateral is obtained from the reinsurers to secure their obligations.

      Runoff

         Workers' Compensation
         The Company has excess of loss  treaties  with various  reinsurers.  These  treaties  provide  varying  levels of  reinsurance protection depending on the date the underlying insurance policy was written.

         The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

                                                                              Years ended December 31,
                                                                 2003                   2004                 2005

                                                                                   (In thousands)

             Written premiums:
                 Direct                                        $ 203,586                $221,733            $ 237,961
                 Assumed                                           9,081                   (157)                  (81)
                 Ceded                                           (81,189)               (89,655)              (97,328)
                           Net                               $   131,478               $ 131,921             $ 140,552
                                                              ==========                ========             =========

             Earned premiums:
                 Direct                                        $ 175,916              $ 223,715               $231,518
                 Assumed                                           8,486                   4,000                  (81)
                 Ceded                                           (75,068)               (91,324)              (92,901)
                           Net                               $   109,334             $   136,391            $ 138,536
                                                               =========                ========            =========
             Losses and loss adjustment expenses
                 incurred:
                 Direct                                        $ 119,114              $ 153,167            $ 159,668
                 Assumed                                           7,309                  4,379                2,031
                 Ceded                                           (60,589)               (64,043)             (77,293)
                           Net                                 $   65,834              $  93,503            $  84,406
                                                                =========               ========             ========

             Unpaid loss and loss adjustment
             expenses:
                 Direct                                        $ 218,741              $ 307,185            $ 379,332
                 Assumed                                          11,363                 14,438               15,541
                 Ceded                                          (115,061)              (137,583)            (160,895)
                           Net                               $   115,043            $   184,040             $ 233,978
                                                              ==========             ==========              ========

  (6)  Income Taxes

       Total income tax expense for the years ended December 31, 2003, 2004 and 2005 was allocated as follows:

                                                       2003                    2004                  2005

          Tax expense attributable to:
          income from continuing operations          $ 2,675,375           $  3,695,950            $ 1,391,747
          Unrealized gain on hedging
          transactions                                    32,624                 27,851                105,861
          Unrealized gain (losses) on securities
          available-for-sale                            (663,297)                38,082               (894,746)

                 Total                               $ 2,044,702             $3,761,883           $    602,862
                                                       =========              =========                =======

       U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                  2003                  2004                   2005

             Current                          $ 6,323,726            $ 2,300,361              $ 3,455,663

             Deferred                          (3,648,351)             1,395,589               (2,063,916)

             Total                              2,675,375              3,695,950                1,391,747
The state income tax components aggregated $213,718, $677,840 and $307,485 for the years ended December 31, 2003, 2004 and 2005, respectively.

Income tax expense from continuing operations for the years ended December 31, 2003, 2004 and 2005 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                                      2003                   2004                   2005

      Expected income tax                                          $ 3,430,527            $ 6,273,995            $ 5,456,373
      Foreign earned income not subject to direct taxation            (540,000)            (3,132,853)            (3,488,277)
      Valuation allowance                                                    -                      -               (554,515)
      State taxes and other                                           (215,152)               554,808                (21,834)

      Total income tax                                             $ 2,675,375           $  3,695,950             $1,391,747
                                                                     =========              =========              =========
Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                                                  December 31,
                                                                                         2004                 2005

      Deferred tax assets:
          Loss reserve discounting                                                    $ 7,565,625            $ 9,288,244
          Unearned premium reserves                                                     3,145,646              3,118,965
          Difference between tax and GAAP basis of Harbour Village project                366,348                      -
          Difference between tax and GAAP method of Harbour Village project               146,738                      -
          Warranty reserve                                                                282,556                154,980
          Unrealized loss on securities                                                         -                500,823

          Other                                                                           611,443               348,009

      Gross deferred tax assets                                                        12,118,356             13,411,021

          Valuation allowance                                                            (554,515)                     -

      Gross deferred tax assets after valuation allowance                              11,563,841             13,411,021

      Deferred tax liabilities:
          Deferred acquisition costs                                                    2,033,536              1,477,230
          Unrealized gain on securities                                                   288,062                      -
          NOL Carryforward                                                                (88,443)                     -
          Other                                                                           249,696                      -

      Gross deferred tax liabilities                                                    2,482,851              1,477,230

      Net deferred tax assets                                                          $9,080,990            $11,933,791
                                                                                       ==========            ===========

       The Company believes it is more likely than not that it will realize the full benefit of the deferred tax assets;  therefore,  a valuation  allowance has not been  established  against these assets.  However,  given the historical  loss position of American
       Safety RRG (RRG),  it had established a 100% valuation  allowance on its net deferred tax assets  totaling  $554,515 at December
       31, 2004. In 2005, RRG reduced income tax expense by reversing this  valuation  allowance as the  realizability  of the deferred tax assets  changed  due to RRG´s  profitability.  This  reduction  in income tax  expense was offset by an increase in minority interest expense and had no overall effect on the earnings or shareholders´ equity of the Company.

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

       The maximum  amount of dividends  the Company's  insurance  subsidiaries  can pay out without  prior  written  approval from the subsidiaries'  domicile state insurance  commissioners,  is limited to the greater of 10% of surplus as regards to policyholders or net income,  excluding  realized capital gains of the preceding year.  Dividends are also limited to the amount of unassigned surplus.

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

       American  Safety  Casualty,  American  Safety  Indemnity  and  American  Safety  RRG have  calculated  their  RBC level and have determined that their capital and surplus is in excess of threshold requirements.

       The Bermuda  Insurance Act of 1978 and related  regulations  (the "Act") requires  American Safety Re to meet a minimum solvency margin.  American Safety Re's statutory capital and surplus as of December 31, 2003, 2004 and 2005 was $19,333,539,  $30,292,863
       and  $38,586,734,  respectively,  and the amounts  required to be  maintained  by the Company  were  $7,530,329  $9,576,055  and
       $12,868,524,  respectively.  American  Safety  Assurance,  Ltd (ASA)  capital and  surplus as of December  31, 2004 and 2005 was
       $44,646 and  $1,480,424  respectively.  ASA is required to  maintain a minimum of $120,000 in capital.  In  addition,  a minimum liquidity ratio must be maintained  whereby  relevant  assets,  as defined by the Act, must exceed 75% of relevant  liabilities.
       Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

(8)      Loans Payable

       Trust Preferred Offerings
       During 2003 American  Safety Capital and American  Safety Capital II, both  non-consolidated,  wholly-owned  subsidiaries of the
       Company, issued $8 million and $5 million,  respectively,  of variable rate 30-year trust preferred securities. The proceeds are being used by the Company to support  the growth of its  insurance  business.  The  securities  require  interest  payments on a quarterly basis  calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety
       Capital  II,  respectively.  The  securities  can be redeemed  by the  Company  commencing  five years from the date of original issuance.

      During 2005, the American Safety Capital Trust III a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million.  This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be called at the
      Company's option in five years.

       The  underlying  debt  obligations  between the Company and American  Safety  Capital and American  Safety Capital II expose the
      Company to variability in interest payments due to changes in interest rates.  Management  entered into an interest rate swap for these trust  preferred  offerings  to manage that  variability.  Under each  interest  rate swap,  the Company  receives  variable interest  payments and makes fixed interest rate payments to the  applicable  capital trust entity,  thereby  creating fixed rate long-term  debt. The overall  effective fixed rate expense as a result of this hedge is 7.1% and 7.6% for American Safety Capital and American Safety Capital II, respectively, over the first five years of the obligation.

       Interest  expense for the twelve  months ended  December  31, 2004 and  December  31, 2005  includes no gains or losses from the interest rate swaps.  Changes in fair value of the interest rate swaps  designated as hedging  instruments of the variability of cash flow associated with a floating rate,  long-term debt obligation are reported in accumulated  other  comprehensive  income.
       The gross  unrealized  gains and  (losses) on the interest  rate swaps at December 31, 2004 and December 31, 2005 were  $192,589 and $347,481 for American Safety Capital and $(14,724) and $141,742 for American Safety Capital II,  respectively.  The interest rate swaps are 100% effective at December 31, 2005.

       Other Borrowings

       The Company has trust preferred`s payable totaling $37,810,099 that mature after 2010.

(9)     Related Party and Affiliate Transactions

       ASI Services,  American Safety's underwriting and administrative  services subsidiary,  leases office space from an entity which is owned by certain  directors,  officers and  shareholders of the Company.  The lease commenced on March 1, 2001 and expires on
       August 31, 2007.  The Company paid rent of $533,093 and $512,666 in 2005 and 2004, respectively.

(10)   Segment Information

       The Company initially segregates its business into the following segments:  Real Estate Operations, Insurance Operations, and
       Other.  The Insurance Operations segment is further classified into three additional lines: Excess and Surplus Lines (E&S),
       Alternative Risk Transfer (ART), and Runoff lines. The E&S  lines is then further classified into three reportable lines of business:  Environmental Specialty (Env.), Construction (Const.), and Surety. ART is then further classified into two reportable lines of business: Specialty Programs (Programs) and Fully Funded (FF).

       Real estate consists of the Harbour Village project in Ponce Inlet, Florida as discussed in Note 3 herein.

       In our E&S line, Environmental Specialty writes insurance coverages for the environmental remediation industry.  Construction provides commercial casualty insurance coverages, generally in the area of construction and products liability. Surety provides payment and performance bonds to the environmental remediation industry.

       In our ART line, Specialty Programs facilitates the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral and self-insure their risks. We are paid a fee for arranging this type of transaction.

       The Other segment consists of amounts associated with realized gains and losses on investments and also for rescission expenses.

       The Company  measures  all segments  using net income,  total  assets and total  equity.  The  Reportable  Insurance  Operations segments are measured by net premiums  earned,  incurred losses and loss adjustment  expenses and acquisition  expenses.  Assets are not allocated to the Reportable Insurance  Operations  segments.  The following table presents key financial data by segment for years ended December 31, 2003, December 31, 2004 and December 31, 2005 (in thousands):

----------------------- --------- --------------------------------------------------------- -------- -------
                          Real
 December 31, 2003       Estate                           Insurance
----------------------- --------- --------------------------------------------------------- -------- -------
                                         E&S                     ART          Runoff    other     Total
----------------------- --------- ---------------------------- ------------------ --------- -------- -------
                                   Env.     Const.    Surety   Programs    FF
Gross premiums written     -      34,603    85,793     737      73,152     538     17,844      -     212,667
----------------------- --------- -------- --------- --------- --------- -------- --------- -------- -------
 Net premiums written      -      27,233    73,572     734      15,152      -      14,787      -     131,478
----------------------- --------- -------- --------- --------- --------- -------- --------- -------- -------
 Net premiums earned       -      22,446    57,379     670      14,068      -      14,771      -     109,334
----------------------- --------- -------- --------- --------- --------- -------- --------- -------- -------
     Loss & loss
 adjustment expenses       -       9,361    34,440    (635)     8,200       -      14,468      -      65,834
----------------------- --------- -------- --------- --------- --------- -------- --------- -------- -------
Acquisition expenses       -       6,441    12,413     175       589      (62)     2,262       -      21,818
----------------------- --------- -------- --------- --------- --------- -------- --------- -------- -------
 Underwriting profit
        (loss)             -       6,644    10,526    1,130     5,279      62     (1,959)      -      21,682
----------------------- --------- --------------------------------------------------------- -------- -------
  Income tax expense     1,338                              381                               956      2,675
      (benefit)
----------------------- --------- --------------------------------------------------------- -------- -------
 Net earnings (loss)     2,218                             7,076                            (1,880)    7,414
----------------------- --------- --------------------------------------------------------- -------- -------
        Assets           53,327                           460,721                             212    514,260
----------------------- --------- --------------------------------------------------------- -------- -------
        Equity           15,661                            79,845                            (163)    95,343
----------------------- -------- ---------------------------------------------------------- -------- -------
  December 31, 2004      Real                            Insurance                           Other     Total
                        Estate
----------------------- -------- ---------------------------------------------------------- -------- -------
                                             E&S                      ART          Runoff
----------------------- -------- ---------------------------- -------------------- -------- -------- -------
                                   Env.     Const.   Surety   Programs      FF
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
Gross premiums written     -      44,157    96,905    1,725    76,264     1,281     1,243      -     221,575
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
Net premiums written       -      35,024    77,894    1,174    17,273      257       299       -     131,921
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
 Net premiums earned       -      32,152    79,781    1,138    16,516       89      6,715      -     136,391
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
     Loss & loss
 adjustment expenses       -      15,094    56,131     477     10,929       -      10,872      -      93,503
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
  Acquisition expenses     -      7,729     17,767     249       324      (120)      579       -      26,528
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
 Underwriting profit       -      9,329     5,883      412      5,263      209     (4,736)     -      16,360
        (loss)
----------------------- -------- ---------------------------------------------------------- -------- -------
  Income tax expense     4,670                            (1,368)                             394      3,696
      (benefit)
----------------------- -------- ---------------------------------------------------------- -------- -------
     Net earnings        7,816                             4,263                             2,678    14,757
----------------------- -------- ---------------------------------------------------------- -------- -------
        Assets           8,729                            575,148                             283    584,160
----------------------- -------- ---------------------------------------------------------- -------- -------
        Equity           5,547                            103,319                            (86)    108,780
----------------------- -------- ---------------------------------------------------------- -------- -------

  December 31, 2005      Real                            Insurance                           Other    Total
                        Estate
----------------------- -------- ---------------------------- -------------------- -------- -------- -------
                                             E&S                      ART          Runoff
----------------------- -------- ---------------------------- -------------------- -------- -------- -------
                                   Env.     Const.   Surety   Programs      FF
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
Gross premiums written     -      51,014    95,406    2,581    85,138     3,822       (81)     -     237,880
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
 Net premiums written      -      41,477    78,026    1,345    19,712     2,037    (2,045)     -     140,552
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
 Net premiums earned       -      38,081    81,908    1,148    18,297      956     (1,854)     -     138,536
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
     Loss & loss
 adjustment expenses       -     19,253     51,925    1,411    10,298       -       1,519      -      84,406
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
  Acquisition expenses     -      9,848     17,745     342      1,112     (240)     (295)        -    28,512
----------------------- -------- --------- --------- -------- ---------- --------- -------- -------- -------
Underwriting profit (loss) -      8,980     12,238    (605)     6,887     1,196    (3,078)       -    25,618
----------------------- -------- ---------------------------------------------------------- -------- -------
  Income tax expense
      (benefit)           351                                604                               437     1,392
----------------------- -------- ---------------------------------------------------------- -------- -------
     Net earnings         209                             13,618                               829    14,656
----------------------- -------- ---------------------------------------------------------- -------- -------
        Assets           3,031                           694,104                                -    697,135
----------------------- -------- ---------------------------------------------------------- -------- -------
        Equity            756                            117,679                                -    118,435
----------------------- -------- ---------------------------------------------------------- -------- -------

    Additionally,  the Company  conducts  business  in the  following  geographic  segments:  United  States and
    Bermuda.  Significant  differences  exist in the regulatory  environment in each country.  Those differences include laws  regarding the measurable  information  about the insurance  geographic  segments for the years ended December 31, 2003, December 31, 2004 and December 31, 2005 (in thousands):

---------------------------- -------------------------- -------------------------- --------------------------
     December 31, 2003             United States                 Bermuda                     Total
---------------------------- -------------------------- -------------------------- --------------------------
Income Tax                             2,675                            -                      2,675
---------------------------- -------------------------- -------------------------- --------------------------
Net Earnings                           5,827                        1,587                      7,414
---------------------------- -------------------------- -------------------------- --------------------------
Assets                               410,177                      104,083                    514,260
---------------------------- -------------------------- -------------------------- --------------------------
Equity                                50,445                       44,898                     95,343
---------------------------- -------------------------- -------------------------- --------------------------
     December 31, 2004             United States                 Bermuda                     Total
---------------------------- -------------------------- -------------------------- --------------------------
Income Tax                             3,696                            -                      3,696
---------------------------- -------------------------- -------------------------- --------------------------
Net Earnings                           5,543                        9,214                     14,757
---------------------------- -------------------------- -------------------------- --------------------------
Assets                               449,322                      134,838                    584,160
---------------------------- -------------------------- -------------------------- --------------------------
Equity                                56,126                       52,654                    108,780
---------------------------- -------------------------- -------------------------- --------------------------
     December 31, 2005             United States                 Bermuda                     Total
---------------------------- -------------------------- -------------------------- --------------------------
Income Tax                             1,392                            -                      1,392
---------------------------- -------------------------- -------------------------- --------------------------
Net Earnings                           4,396                       10,260                     14,656
---------------------------- -------------------------- -------------------------- --------------------------
Assets                               529,768                      167,367                    697,135
---------------------------- -------------------------- -------------------------- --------------------------
Equity                                59,002                       59,433                    118,435
---------------------------- -------------------------- -------------------------- --------------------------

(11)   Commitments and Contingencies

       At December 31, 2004 and 2005,  the Company had  aggregate  outstanding  irrevocable  letters of credit which had not been drawn amounting to $2,000,000 in favor of the Vermont  Department of Banking,  Insurance,  Securities and Health Care  Administration.
       Investments in the amount of $2,000,000 have been pledged as collateral to the issuing bank.

(12)  Liability for Unpaid Loss and Loss Adjustment Expenses

       Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                 Years Ended December 31,

                                                                       2003               2004                2005
                                                                  ---------------  -------------------  ------------------
                                                                                      (In thousands)

      Unpaid loss and loss adjustment expenses, January 1         $  179,164           $ 230,104            $  321,623
      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses January 1                              109,543             115,061               137,583
                                                                  ---------------  -------------------  ------------------
      Net unpaid loss and loss adjustment expenses, January 1         69,621             115,043               184,040
                                                                  ---------------  -------------------  ------------------
      Incurred related to:
          Current year                                                60,598              79,101                81,800
          Prior years                                                  5,236              14,402                 2,606
                                                                  ---------------  -------------------  ------------------
      Total incurred                                                  65,834              93,503                84,406
                                                                  ---------------  -------------------  ------------------
      Paid related to:
          Current year                                                 2,490               2,567                 2,501
          Prior years                                                 17,922              21,939                31,967
                                                                  ---------------  -------------------  ------------------

      Total paid                                                      20,412              24,506                34,468
                                                                  ---------------  -------------------  ------------------

      Net unpaid loss and loss adjustment expenses, December 31      115,043             184,040               233,978

      Reinsurance recoverable on unpaid loss and loss
          adjustment expenses, December 31                           115,061             137,583               160,895
                                                                  ---------------  -------------------  ------------------

      Unpaid loss and loss adjustment expenses,
          December 31                                              $ 230,104           $ 321,623             $ 394,873
                                                                  ===============  ===================  ==================

       The reserve development for prior years for 2003, 2004 and 2005 occurred in the following business lines:

                                                      Year Ended December 31,
                                                2003      2004      2005
                                                           (In thousands)

         Excess and Surplus Lines                $  (457)   $       94       $   (754)
              Environmental                        1,602         7,700           2,204
              Construction                          (791)           37             311
              Surety                                 354         7,831           1,761
         Alternative Risk Transfer
             Programs                                191         1,496           (266)

          Runoff                                   4,691         5,075           1,111

          Total                                  $ 5,236      $ 14,402         $ 2,606
                                                  =====        ======           =====
Construction line reserve development in 2005 for prior years was primarily attributable to the commutation of reinsurance contracts with a former reinsurer. This transaction resulted in the Company recognizing losses of $1.0 million. In 2005, the runoff lines’ reserve development for prior years was due to $1.2 million of increases in reserves on the Company’s excess municipality program. Construction line reserve development in 2004 was attributable to developing losses on (i) certain New York contractor risks written in 2001 and (ii) a change in actuarial reserving methodologies to reflect risk categories. Exposure to New York contractor risks was significantly reduced during 2002 and 2003.

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

(13) Stock Options

The Company’s stock option plan grants incentive stock options to employees. The options have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. The majority of our options generally vest over three years. At December 31, 2005, 430,627 shares were available for future grants.

The intrinsic value method is used to value stock options in accordance with APB No. 25. Under this method, we do not recognize compensation cost for stock options provided the option price equals fair market value at the date of grant. Under the terms of the stock option plan, the exercise price is equal to the fair market value at the date of grant.

        The following table shows the stock option activity for the Company during 2003, 2004 and 2005.

                                                                             Weighted average exercise
                                                    Option Shares                      price

       Outstanding at December 31, 2002                 958,350                        $ 8.34

       2003 activity:
           Granted                                      307,000                          8.85
           Exercised                                     (1,500)
           Canceled                                    (253,800)                            -

       Outstanding at December 31, 2003               1,010,050                        $ 7.57
                                                      =========                          ====
       2004 activity:
           Granted                                      136,500                         13.68
           Exercised                                    (77,005)                            -
           Canceled                                     (20,764)                            -

       Outstanding at December 31, 2004               1,048,781                        $ 8.25
                                                      =========                        ======
       2005 activity:
           Granted                                       31,000                         16.26
           Exercised                                   (165,768)                            -
           Canceled                                     (32,580)                            -

       Outstanding at December 31, 2005                 881,433                        $ 8.62
                                                        =======                        ======

       Of the 1,010,050 outstanding options at December 31, 2003, 636,550 were exercisable.
       Of the 1,048,781 outstanding options at December 31, 2004, 633,615 were exercisable.
       Of the 881,433 outstanding options at December 31, 2005, 599,183 were exercisable.

        The following table summarizes information about stock options outstanding at December 31, 2005:

            Range of           Number           Weighted        Weighted      Grant            Number         Weighted
                                                average
                                               remaining         average                                      average
            exercise                          contractual       exercise                                      exercise
              price         outstanding           life            price         Year        exercisable        price
          --------------   ---------------   ---------------   ------------   ----------    -------------   -------------
             $ 11.00           50,000             2.13            11.00           1998          50,000         $11.00
                9.50           63,450             3.13             9.50           1999          63,450           9.50
                6.00           51,900             5.11             6.00           2000          51,900           6.00
                6.00          258,000             5.04             6.00           2001         258,000           6.00
                8.85           64,416             6.17             8.85           2002          64,416           8.85
                6.75           65,584             9.04             6.75           2003          46,056           6.75
                8.57          195,000             9.46             8.57           2003          25,000           8.57
               11.20            1,000             7.54            11.20           2003             667          11.20
               13.62              500             8.42            13.62           2004             167          13.62
               13.77           10,000             8.58            13.77           2004           3,333          13.77
               13.67           90,583             8.08            13.67           2004          36,194          13.67
               15.99            1,000             9.08            15.99           2005               -              -
               16.72            5,000             9.75            16.72           2005               -              -
               16.18           25,000             9.90            16.18           2005               -              -
                           ---------------                                                  ----------

          $6.00-16.72         881,433             6.63           $ 8.62                        599,183         $ 7.77
          ==============   ===============   ===============   ============                 ===========     =========
For the pro-forma information presented in Note 1(m), the fair value of each option granted during 2003, 2004 and 2005 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0% in 2003, 2004 and 2005, respectively; expected volatility of 41.80%, 41.33% and 39.29% in 2003, 2004 and 2005, respectively; risk-free interest rate of 3.5% for 2003 through 2005 and expected life from the grant dates ranging from 0.50 years to 10.00 years.

The Company expects to grant additional awards in future years. The Company granted options in 2003, 2004 and 2005 at an amount deemed to be fair market value at the date of grant. See Note 1(m) for more information.

(14)   Litigation

         The Company,  through its subsidiaries,  is routinely a party to pending or threatened  litigation or arbitration  disputes in the normal course of its business.  Based upon information  presently  available,  in view of legal and other defenses available to the Company's  subsidiaries,  management does not believe that any pending or threatened  litigation or arbitration  disputes will have any material  adverse  effect on the  Company's  financial  condition or operating  results,  except for the following matters.

         Acquisition Rescission Litigation.  In April 2000, the Company filed a lawsuit in the U.S. District Court for the Northern
       District of Georgia for damages and, alternatively, to rescind the stock purchase of a Michigan insurance agency and two related insurance companies specializing in insurance program business based upon the sellers' breach of the representations and warranties made in the definitive agreements concerning the business affairs and financial condition of the acquired companies.  This case and related litigation were settled in December 2005 with the release of 109,716 shares of escrowed stock and cash of $355,000 payable to the various defendants.
         Assumed Reinsurance Litigation. The Company is a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the "National Warranty" issue.  American Safety Reinsurance was an excess of loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group ("National Warranty") that, in turn, provided insurance coverage to automobile dealerships and other providers that became obligors pursuant to extended automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation).
       This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty.  As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.
         The liquidators of National Warranty have made claims in excess of $24 million pursuant to two reinsurance contracts issued by American Safety Reinsurance to National Warranty.  In addition, purchasers of vehicle service contracts have made claims against American Safety Reinsurance, including a claim by one purchaser group for $10 million.  Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty.  One case has been certified as a class action, although the Company is appealing that determination.  The Company continues to believe that American Safety
       Reinsurance has valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies and that most of the claimants cannot make claims directly against it.

         Donald Griggs et al. v. American Safety Reinsurance, Ltd. Et al., Case No 2003-31509, Circuit Court, Seventh District,
       Volusia County, Florida. Seven plaintiffs filed suit against the Company and three of its subsidiaries seeking to recover a
       $2,100,000 loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that the Company was responsible for the repayment of the loan, with interest.  The plaintiffs propounded four theories of liability and the court granted judgment for the Company on three of the theories.  However, the court entered judgment on August 10, 2005 against the Company for $3,426,703, which includes interest, on the remaining theory.  The court held that the Company, as a condition of its loan, required the former owner to demand that the plaintiffs take certain actions as to their loan, to their detriment and to the benefit of the Company, and thus, the Company had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

         The Company filed an appeal in December  2005.  Based on the merits of the case and the  likelihood of ultimate  payment,  the
       Company has not established an accrual for the decision.

       Dick Sizemore v. American Safety Insurance Services, Inc. Et al., Case No 2005-31704, Circuit Court of Volusia County,
       Florida.  ASI Services, its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by ASI Services' former borrowers, Ponce Marina, Inc. and
       Herman McMurray, in the amount of $400,000 plus interest and costs.  The plaintiff also intends to seek class certification for the case on these claims.  On January 27, 2006, the trial court dismissed the case.  The plaintiff was permitted to file an amended complaint on or before March 6, 2006.  The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery.  The Company continues to vigorously defend this case, as it believes that the case is without merit.
         Baber v. Boroweic v. American Safety Casualty Insurance Company  This case arises out of a claim brought by the Baber family against two lawyers ("the Boroweics") for legal malpractice who were insured by American Safety Casualty Insurance Company
       ("American Safety Casualty") under a lawyer's professional liability program underwritten and managed through American Safety
       Casualty's program manager Professional Coverage Managers, Inc.  During the adjustment of this claim, American Safety Casualty issued a reservation of rights letter, denied the claim based on a coverage issue, rejected a policy limits demand and intervened into the underlying suit.

         The Babers and Boroweics eventually entered into a "Morris Agreement" wherein the Babers agreed not to pursue any judgment against the Boroweics.  Rather, the Boroweics assigned their bad faith rights against American Safety Casualty to the Babers.
       The court found this to be reasonable and also found that the Babers, as a result of the accident, had incurred $11 million in damages.  The Babers sued American Safety Casualty for bad faith.  This case was settled out of court in December 2005 for
       $5.5 million.

         American Safety Casualty is billing reinsurers under a 90/10 Quota Share treaty with a $2.0 million ECO/XPL limit and also has a Clash Cover treaty with a $5.0 million limit, and anticipates $1.3 million of the loss to be its ultimate exposure, which was recorded in 2005.

                                                 AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                   SELECTED QUARTERLY FINANCIAL DATA

                                                              (UNAUDITED)

         The  following  table  presents the  quarterly  results of  consolidated  operations  for 2004 and 2005 (dollars in thousands, except per share amounts):

           2004                    Mar. 31                June 30               Sept. 30                Dec. 31
                              --------------------   --------------------   --------------------   --------------------

Operating revenues*                 $ 50,173             $ 54,629               $ 57,096                $ 52,758
Income before taxes                    4,811                4,541                  4,448                   4,652
Net earnings                           3,650                4,097                  3,258                   3,753
Comprehensive income (loss)            5,933               (1,439)                 6,639                   3,982

Net earnings  per share:
Basic                                $ 0.53               $  0.59                 $ 0.47                  $ 0.56
Diluted                                0.49                  0.55                   0.45                    0.52

Common stock price ranges:
         High                       $ 16.00               $ 18.30                $ 15.21                 $ 16.45
         Low                          13.00                 13.50                   9.94                   12.83

           2005                    Mar. 31                June 30               Sept. 30                Dec. 31
                             --------------------   --------------------   --------------------   --------------------

Operating revenues*                 $ 40,088             $ 38,687               $ 34,911                 $ 42,243
Income before taxes                    3,897                3,431                  4,430                    4,290
Net earnings                           3,646                3,139                  3,347                    4,524
Comprehensive income                     147                7,002                    344                    3,770

Net earnings  per share:
Basic                                $ 0.54                $ 0.47                  $ 0.50                  $ 0.67
Diluted                                0.50                  0.44                    0.47                    0.63

Common stock price ranges:
         High                      $  16.24               $ 15.75                 $ 17.98                 $ 17.98
         Low                          14.27                 14.20                   15.17                   16.10

       *Operating revenues are total revenues less realized gains and losses.

                                           AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                                SCHEDULE II - CONDENSED BALANCE SHEETS

                                                      DECEMBER 31, 2004 AND 2005

                                                                    2004                      2005
Assets

Investment in subsidiaries                                      $ 91,915,835               $ 104,160,885
Other investments:
    Fixed maturities                                              10,246,304                   4,753,607
    Common Stock                                                   5,839,306                   9,125,625
    Short term investments                                           392,576                     110,231
    Secured note receivable from affiliate                         2,500,000                   2,500,000
    Total other investments                                       18,978,186                  16,489,463
Cash and cash equivalents                                             67,040                       1,518
Accrued investment income                                             84,137                      48,615
Other assets                                                         165,497                      21,570
Total assets                                                   $ 111,210,695                $120,722,051

Liability and shareholders' equity
Due to related party                                           $   2,322,556              $    2,107,973
Accounts payable and accrued expenses                                  8,456                      78,831
Total liabilities                                                  2,331,012                   2,186,804

Preferred stock                                                      100,000                     100,000

Common stock                                                          67,817                      67,537
Additional paid in capital                                        51,067,506                  49,460,019
Accumulated other comprehensive earnings (losses), net             1,843,418                  (1,549,661)
Retained earnings                                                 55,800,942                  70,457,352
Total shareholders' equity                                       108,779,683                 118,435,247

Total liabilities and shareholders' equity                      $111,210,695                $120,722,051
                                                                 ===========                 ===========
See accompanying independent auditors' report.

                                       AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                           SCHEDULE II - CONDENSED STATEMENTS OF OPERATIONS

                                             YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                         2003                    2004                    2005
     Revenues:

         Investment income                               $79,077               $515,024                  $314,437
         Realized gains (losses) on sales of
           investments                                         -                  7,283                   (20,140)
         Other income (loss)                            (500,000)                     -                         -

     Total Revenues                                     (420,923)               522,304                   294,297

     Expenses:
         Losses and LAE incurred                        (630,077)                     -                         -
         Other underwriting expenses                     853,030              1,792,178                 1,398,267
             Total Expenses                              222,953              1,792,178                 1,398,267

     Net loss before equity in net earnings
         of subsidiary                                  (643,876)            (1,269,874)               (1,103,970)
         Equity in net earnings of
             subsidiary                                8,058,286             16,026,849                15,760,380
     Net earnings                                     $7,414,410            $14,756,975              $ 14,656,410
                                                      ==========            ===========               ============
See accompanying independent auditors' report.

                                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                                 SCHEDULE II - STATEMENTS OF CASH FLOW

                                             YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                         2003                      2004                      2005

Cash flow from operating activities:
  Net loss  before equity in earnings of
    subsidiary                                        $   (643,876)        $   (1,269,874)          $    (1,103,970)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
  Change in operating assets and liabilities:
    Accrued investment income                              326,175                104,179                    35,522
    Premiums receivable/payable                            485,225                      -                         -
    Due from/to affiliate                                  856,898               (752,043)                 (214,583)
    Unpaid losses and loss adjustment expenses          (1,715,525)                     -                         -
    Accounts payable and accrued expenses                   52,974               (176,678)                   70,375
    Assumed loss and LAE payable                          (199,991)                     -                         -
  Other, net                                              (245,507)               797,694                   135,766
 Net cash used in operating activities                  (1,083,627)            (1,296,722)               (1,076,890)

Cash flow from investing activities:
  Decrease (increase) in investments                   (29,339,562)             7,428,345                 2,456,282
  Investment in subsidiary                                       -             (4,307,242)                        -
  Decrease (increase) in short term
     investments                                          (431,372)                52,796                   282,345
Net cash provided by (used in) investing
    activities                                         (29,770,934)             3,173,899                 2,738,627

Cash flow from financing activities:
  Proceeds from sale of common stock                    26,876,525                638,495                 1,218,455
  Stock repurchase payments                                      -             (2,485,209)               (2,945,714)
Net cash provided by (used in) financing
    activities                                          26,876,525             (1,846,714)               (1,727,259)

Net (decrease) increase in cash                         (3,978,036)                30,463                   (65,522)
  Cash and cash equivalents, beginning of year           4,014,613                 36,577                    67,040
  Cash and cash equivalents, end of year                  $ 36,577               $ 67,040              $      1,518
                                                          ========               ========              =============
See accompanying independent auditors' Report.

                                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                      SCHEDULE II - CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                                             YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                          2003                    2004                      2005

   Net earnings                                         $ 7,414,410         $ 14,756,975             $  14,656,410

   Other comprehensive income (loss):
   Unrealized   gains   (losses)  on  securities
   available-for  sale, net of minority interest
   of $(141,761)  $(108,334)  and $(259,129) for
   2003, 2004 and 2005, respectively.                     1,154,202              463,260                (4,541,890)

   Unrealized gains (losses) on hedging
   transactions                                             (95,953)              81,912                   311,359

   Reclassification adjustment for realized
   (gains) losses included in net earnings,
   net of minority interest of $(51,324)
   ($86,986) and $0 for 2003, 2004 and 2005,
   respectively.                                         (3,088,583)            (121,149)                   54,101

   Total other comprehensive income (loss)
   before income taxes.                                  (2,030,334)             424,023                (4,176,430)

   Income tax expense (benefit) related to
   items of other comprehensive income, net of
   minority interest of $0 for 2003 and 2004
   and $(5,534) for 2005 respectively.                     (630,673)              65,933                  (783,351)

   Other comprehensive income (loss)                     (1,399,661)             358,090                (3,393,079)

   Total comprehensive income                           $ 6,014,749         $ 15,115,065              $ 11,263,331
                                                        ===========         ============               ==========
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
                                          SCHEDULE III - SUPPLEMENTAL INFORMATION CONCERNING
                                                PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                        (dollars in thousands)

                  Column B    Column C   Column D   Column E   Column F    Column G       Column H         Column I    Column J  Column K

                             Reserves
                                for                                                   Claims and Claim   Amortization
                               Unpaid    Discount,                                       Adjustment           of
                  Deferred   Claims and  if any,                                          Expenses         Deferred
                   Policy      Claim     Deducted      Net        Net        Net      Incurred Related      Policy     Other        Net
                 Acquisition Adjustment  in         Unearned    Earned    Investment         to          Acquisition   operating Premiums
                   Costs      Expenses   Column C   Premiums   Premiums   Income (1)                        Costs      expenses   Written
                                                                                                                         (1)

                                                                                      Current    Prior
                                                                                        Year     Years
---------------- ----------- ----------- ---------- ---------- ---------- ----------- --------- -------- ------------- --------- ----------

2003
E& S
Environmental     $3,318      $20,700       -       $16,528    $22,446        -     $ 9,818   $ (457)      $6,148         -   $27,233
Construction       7,700       60,176       -        43,280     57,379        -      32,838    1,602       12,712         -    73,572
Surety                44          340       -           159        670        -         156     (791)         174         -       734
                  11,062       81,216                59,967     80,495               42,812      354       19,034             101,539

ART
 Programs            134       13,746       -         6,257     14,068        -       8,009      191          643         -    15,152
 Fully Funded        (46)           -       -             -          -        -           -        -         (62)        -         -
                      88       13,746       -         6,257     14,068                8,009      191          581              15,152

Runoff               810       20,081       -         6,605     14,771        -       9,777     4,61        2,203         -    14,787

Total            $11,960    $ 115,043       -       $72,829  $ 109,334   $5,801     $60,598   $5,236      $21,818    $23,684 $131,478
                  ======      =======               =======    =======    =====      ======    =====       ======     ======  =======
2004
E&S
Environmental     $4,107      $32,889       -       $19,384    $32,152        -     $15,000      $94      $ 5,714         -   $35,024
Construction       7,337      107,414       -        41,393     79,781        -      48,431    7,700       19,352         -    77,894
Surety                38          270       -           195      1,138        -         440       37          249         -     1,174
                  11,482      140,573                60,972    113,071               63,871    7,831       25,315             114,092

ART
 Programs            269       18,810       -         6,993     16,516        -       9,433    1,496       (2,910)        -    17,273
 Fully Funded       (192)           0       -           168         89        -           -        -         (120)        -       257
                      77       18,810                 7,161     16,605                9,433    1,496       (3,030)             17,530

Runoff                 -       24,657       -           211      6,715        -       5,797    5,075        4,244         -       299

Total            $11,559     $184,040               $68,344   $136,391   $9,773     $79,101  $14,402      $26,529   $19,932  $131,921
                  ======      =======                ======    =======    =====      ======   ======       ======    ======   =======
2005
E&S
Environmental     $4,569      $45,205       -       $27,779    $38,081        -     $20,007   $(754)      $9,848           -   $41,477
Construction       6,457      142,919       -        37,510     81,908        -      49,721   2,204       17,745           -    78,026
Surety                91          220       -           391      1,148        -       1,100     311          342           -     1,345
                  11,117      188,344                60,680    121,138               70,828   1,761       27,935               120,848

ART
 Programs           (234)      21,412       -         8,432     18,297        -      10,375    (266)       1,112           -    19,712
 Fully Funded       (254)           -       -         1,248        956        -         189       -        (240)           -     2,037
                   (488)       21,412                 9,680     19,253               10,564    (266)         872                21,749

Runoff                 -       24,222       -             -     (1,854)                 408    1,111       (295)           -    (2,045)

Total            $10,629     $233,978               $70,360   $138,536   $14,316    $81,800   $2,606      $28,512    $23,970   $140,552
                  ======      =======                =====     =======    ======     ======    =====       ======     ======    =======
(1)  The Company does not allocate net investment income or other operating expenses to the various business segments.
See accompanying independent auditors' report.

+

                                              AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                       SCHEDULE IV - REINSURANCE

                                             YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

                                                        (dollars in thousands)

                                                              Assumed from              Percentage of
                                                Ceded to         Other                      Amount
         Property-Liability          Gross        Other         Companies         Net     Assumed to
     Insurance Premiums Earned     Amount       Companies                        Amount       Net
        ----------------------------------------------------------- -------------- --------------------------

        United States
        December 31, 2003        $ 175,916       $ 75,268       $  8,4,86    $  109,134         7.8%
        December 31, 2004        $ 223,715       $ 91,324       $   4,000    $  136,391          2.9
        December 31, 2005        $ 231,518       $ 92,901       $     (81)   $  138,536        (0.1)

        Bermuda
        December 31, 2003                -       $   (200)              -         $ 200            -
        December 31, 2004                -              -               -             -            -
        December 31, 2005                -              -               -             -            -

        Combined Total
        December 31, 2003        $ 175,916       $ 75,068       $   8,486    $  109,334          7.8
        December 31, 2004        $ 223,715       $ 91,324       $   4,000    $  136,391          2.9
        December 31, 2005        $ 231,518       $ 92,901       $    (81)    $  138,536        (0.1)

       See accompanying independent auditors' report.