Form 10-Q
period 2006-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2006-05-15
CIK 783603

                                                   UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON D.C. 20549
                                               ______________________

                                                      FORM 10-Q

                                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006                                        Commission File Number 1-14795

                                      AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                               (Exact name of registrant as specified in its charter)

            Bermuda                                                                              Not Applicable
  (State or other jurisdiction                                                                  (I.R.S. Employer
      of incorporation or                                                                     Identification No.)
         organization)

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

                                                   ______________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.     X__ Yes     _____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ______          Accelerated filer ______     Non-accelerated filer X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ____Yes    _X_ No

The aggregate number of shares outstanding of registrant's common stock, $.01 par value, on May 4, 2006 was 6,829,965.

                                               AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                               FORM 10-Q

                                                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                       1

         Item 1.        Financial Statements                                                         1

         Item 2.        Management's Discussion and Analysis of Financial Condition and
                        Results of Operations                                                       16

         Item 3.        Quantitative and Qualitative Disclosures About Market Risk                  25

         Item 4.        Controls and Procedures                                                     26

PART II - OTHER INFORMATION

         Item 1.         Legal Proceedings                                                          27

         Item 1A.        Risk Factors                                                               33

         Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds                40

         Item 3.         Defaults Upon Senior Securities                                            41

         Item 4.         Submission of Matters to a Vote of Security Holders                        41

         Item 5.         Other Information                                                          41

         Item 6.         Exhibits                                                                   41

SIGNATURES                                                                                          42

                                                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                       American Safety Insurance Holdings, Ltd. and Subsidiaries
                                                      Consolidated Balance Sheets

                                                                   December 31,                 March 31,
                                                                       2005                        2006
                                                                                               (Unaudited)
                           Assets
Investments:
   Fixed  maturity  securities  available  for sale, at fair       $364,856,826              $ 370,540,951
value
   Common stock, at fair value                                       21,706,103                 24,513,436
   Preferred stock, at fair value                                     3,607,000                  5,050,200
   Short-term investments                                            25,326,648                 21,439,122

         Total investments                                          415,496,577                421,543,709

Cash and cash equivalents                                            23,289,927                 24,800,308
Accrued investment income                                             4,037,573                  3,707,622
Premiums receivable                                                  17,315,778                 21,115,489
Ceded unearned premium                                               29,880,672                 27,946,517
Reinsurance recoverable                                             173,490,056                174,484,812
Deferred income taxes                                                11,933,791                 12,751,580
Deferred policy acquisition costs                                    10,628,874                 10,505,500
Property, plant and equipment                                         4,489,608                  4,590,880
Other assets                                                          6,572,007                  8,128,127

         Total assets                                              $697,134,863               $709,574,544
                                                                   ============               ============

                                                                   December 31,                 March 31,
                                                                       2005                        2006
                                                                                               (Unaudited)
            Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 394,872,581              $ 403,197,196
   Unearned premiums                                                100,241,061                 96,827,843
   Ceded premiums payable                                            16,505,732                 21,373,500
   Accounts payable and accrued expenses                             13,066,758                 10,873,834
   Loans payable                                                     37,810,099                 37,793,777
   Funds held                                                        11,190,989                 15,418,879
   Minority interest                                                  5,012,396                  4,382,017
         Total liabilities                                          578,699,616                589,867,046

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2005,
     6,753,731 and March 31, 2006, 6,779,031 shares                      67,537                     67,790
   Additional paid-in capital                                        49,460,019                 49,787,701
   Retained earnings                                                 70,457,352                 74,558,351
   Accumulated other comprehensive income, net                       (1,549,661)                (4,706,344)

         Total shareholders' equity                                 118,435,247                119,707,498

         Total liabilities and shareholders' equity               $ 697,134,863               $709,574,544
                                                                  =============               ============
See accompanying notes to consolidated financial statements (unaudited).

                                    American Safety Insurance Holdings, Ltd. and Subsidiaries

                                               Consolidated Statements of Earnings
                                                            (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,

                                                                            2005                2006

Revenues:
  Direct premiums earned                                                  $55,245,400      $  56,595,812
  Assumed premiums earned                                                       6,662                  -
  Ceded premiums earned                                                   (20,631,451)       (21,538,347)
    Net premiums earned                                                    34,620,611         35,057,465

  Net investment income                                                     3,156,381          4,543,643
  Net realized gains                                                           52,232            362,984
  Real estate income                                                        2,309,000                  -
  Other income                                                                  1,949             64,070
      Total revenues                                                       40,140,173         40,028,162

Expenses:
  Losses and loss adjustment expenses                                      20,781,044         22,155,055
  Acquisition expenses                                                      7,126,379          6,977,322
  Payroll and related expenses                                              2,966,986          3,542,467
  Real estate expenses                                                      2,264,529             67,040
  Other expenses                                                            2,238,640          2,738,489
  Interest expense                                                            266,679            903,046
  Minority interest                                                           587,898           (472,456)
  Expense due to rescission                                                    10,868                  -
    Total expenses                                                         36,243,023         35,910,963

    Earnings before income taxes                                            3,897,150          4,117,199

Income taxes                                                                  250,807             16,200

Net earnings                                                             $  3,646,343        $ 4,100,999
                                                                         ============        ===========
Net earnings per share:
  Basic                                                                        $ 0.54             $ 0.61
  Diluted                                                                      $ 0.50             $ 0.57

Weighted   Average   number   of   shares
outstanding
  Basic                                                                     6,791,476          6,762,687
  Diluted                                                                   7,265,523          7,164,244

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries

                                         Consolidated Statements of Cash Flow
                                                      (Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2005                    2006

Cash flow from operating activities:
  Net earnings                                                              $3,646,343               $  4,100,999
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                             (52,232)                  (362,984)
     Depreciation expense                                                      218,597                    379,550
     Stock option expense                                                            -                    140,556
     Amortization of deferred acquisition costs, net                           392,121                    123,374
     Amortization of premiums on investments                                   611,941                    465,986
     Deferred income taxes                                                    (324,115)                   139,362
     Change in:
       Accrued investment and interest income                                  232,239                    329,951
       Premiums receivable                                                  (5,440,565)                (3,799,711)
       Reinsurance  recoverable,  payable  and  ceded  unearned
         premiums                                                          (12,886,486)                   939,399
       Funds held                                                             (402,513)                 4,227,890
       Unpaid losses and loss adjustment expenses                           15,218,983                  8,324,615
       Unearned premiums                                                     8,958,786                 (3,413,218)
       Ceded premiums payable                                                5,134,676                  4,867,768
       Accounts payable and accrued expenses                                  (535,618)                (2,192,924)
       Other, net                                                            3,071,437                 (1,972,196)
     Net cash provided by operating activities                              17,843,594                 12,298,417

Cash flow from investing activities:
  Purchases of fixed maturities                                            (42,342,488)               (34,467,012)
  Purchases of common stock                                                 (4,835,288)                (3,704,770)
  Purchases of preferred stock                                                       -                 (1,490,750)
  Proceeds from sale of fixed maturities                                    10,311,929                 23,556,591
  Proceeds from sale of common stock                                           802,383                  1,723,822
  Decrease in short-term investments                                        17,664,266                  3,887,526
  Decrease in real estate investment                                         1,514,652                          -
  Purchase of fixed assets, net                                               (268,867)                  (480,822)
     Net cash used in investing activities                                 (17,153,413)               (10,975,415)

Cash flow from financing activities:
  Proceeds from issuance of common stock                                       134,867                    187,379
  Repayment of loan payable                                                   (382,873)                         -
     Net cash (used in) provided by  financing activities                     (248,006)                   187,379
     Net increase in cash and cash equivalents                                 442,175                  1,510,381
Cash and cash equivalents at beginning of period                            24,843,736                 23,289,927
Cash and cash equivalents at end of period                                 $25,285,911                $24,800,308
                                                                           ===========                ===========
Supplemental disclosure of cash flow information:
  Income taxes paid                                                        $   264,810              $   1,540,990
                                                                           ===========              =============
  Interest paid                                                            $   248,067              $     951,576
                                                                           ===========              =============
See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries

                                   Consolidated Statements of Comprehensive Earnings
                                                      (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                             2005            2006

Net earnings                                                                           $ 3,646,343      $ 4,100,999
 Other comprehensive earnings before income taxes:
Unrealized losses on securities available-for-sale,  net
 of minority  interest of $(212,671)  and $(239,276) for
 2005 and 2006, respectively                                                            (4,660,086)     (3,742,196)

Unrealized gains on hedging transaction                                                    280,785          72,697

Reclassification  adjustment for realized gains included
in net earnings                                                                            (52,232)       (362,984)

Total other comprehensive loss before taxes                                             (4,431,533)     (4,032,483)

Income   tax   benefit   related   to   items  of  other
comprehensive   income,  net  of  minority  interest  of
$(1,363)  and  $(81,352)  for  March  31,  2005 and 2006
respectively.                                                                             (931,758)      (875,800)

Other comprehensive loss net of income taxes                                            (3,499,775)    (3,156,683)

 Total comprehensive earnings                                                        $     146,568      $ 944,316
                                                                                     =============      =========

 See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2006
(Unaudited)

Note 1 — Basis of Presentation

        The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

        The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2005.

        The unaudited interim consolidated financial statements include the accounts of American Safety, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. In 2005, the Company changed its segment presentation. See Note 5 for additional information. Prior years have been reclassified to conform to current year presentation.

Note 2 — Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (“FASB”) has issued a number of accounting pronouncements with various effective dates.

        In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statement.

        In April 2006, the FASB issued a Staff Position Number FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP 46R-6”). FSP 46R-6 responds to the need for guidance on the relevant risks and rewards that must be identified and evaluated in order to apply FIN 46R, and is effective for fiscal periods beginning after June 15, 2006. This pronouncement will have no impact on the Company as it already consolidates its non-subsidiary affiliate American Safety RRG.

Note 3 — Nature of Operations

        The following is a description of certain risks facing the Company:

        Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the Company in pricing its products and beyond those recorded in the financial statements. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

        The Potential Risk of United States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. Whether a foreign corporation is engaged in a United States trade or business or is carrying on an insurance business in the United States that would subject it to United States taxation depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Management believes that American Safety and its Bermuda subsidiaries have been operated and in the future will continue to be operated in a manner that will not cause any of them to be treated as being engaged in a U.S. trade or business.

        However, because the Internal Revenue Code of 1986, as amended, Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety and/or its Bermuda subsidiaries are engaged in a United States trade or business. In general, if American Safety or its Bermuda subsidiaries were engaged in a United States trade or business, each could be subject to (i) United States Federal income tax on income effectively connected with that trade or business and (ii) United States branch profits tax. Certain subsidiaries of American Safety are, however, subject to United States federal and state income tax as they are domiciled and conduct business in the United States.

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

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at December 31, 2005 and March 31, 2006 are as follows:

                                                                    Gross            Gross
                                                Amortized        unrealized       unrealized        Estimated
                                                   Cost             gains           losses         fair value

December 31, 2005:
 Securities available for sale:
   Fixed maturities:
   U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                  $ 86,740,033     $      547,669    $ 1,311,628      $  85,976,073

   States of the U.S. and political
   subdivisions of the states                   64,740,408            386,303        498,465         64,628,246

   Corporate securities                         84,763,525            618,765      1,598,413         83,783,877
   Mortgage-backed securities                  132,992,335             56,265      2,579,971        130,468,629

   Total fixed maturities                     $369,283,174          1,609,002      5,988,477        364,856,826
                                              ============          =========      =========        ===========
 Common Stock                                $  19,983,174      $   2,721,304    $   998,374      $  21,706,103
                                             =============      =============    ===========      =============
 Preferred Stock                             $   3,500,900      $     106,100    $         -      $   3,607,000
                                             =============      =============    ===========      =============

March 31, 2006:
Securities available for sale:
   Fixed maturities:
   U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                  $ 84,432,281     $      204,267   $  2,086,039      $  82,550,509

   States of the U.S. and political
   subdivisions of the states                   66,966,030             80,675      1,331,072         65,715,633

   Corporate securities                         83,214,382            288,511      2,161,799         81,341,094

   Mortgage-backed securities                  145,216,025                474      4,282,784        140,933,715

   Total fixed maturities                     $379,828,718     $      573,927   $  9,861,694      $ 370,540,951
                                              ============     ==============   ============      =============

Common stock                                  $ 22,179,120     $    3,282,358   $    948,042      $  24,513,436
                                              ===========      ==============  =============      =============

Preferred stock                               $  4,991,650     $       74,450   $     15,900      $   5,050,200
                                              ============     ==============   ============      =============

Note 5 — Segment Information

The Company initially segregates its business into the following segments: Real Estate Operations, Insurance Operations, and Other. The Insurance Operations segment is further classified into three additional lines: Excess and Surplus Lines (E&S), Alternative Risk Transfer (ART), and Runoff lines. The E&S lines is then further classified into three reportable lines of business: Environmental Specialty (Env.), Construction (Const.), and Surety. ART is then further classified into two reportable lines of business: Specialty Programs (Programs) and Fully-Funded (FF).

        Real estate consists of the Harbour Village project in Ponce Inlet, Florida.

In our E&S line, Environmental Specialty writes insurance coverages for the environmental remediation industry. Construction provides commercial casualty insurance coverages, generally in the area of construction and products liability. Surety provides payment and performance bonds to the environmental remediation industry.

In our ART line, Specialty Programs facilitates the offering of insurance to homogeneous niche groups of risks. Fully-funded provides a mechanism for insureds to post collateral and self-insure their risks. The Company is paid a fee for arranging this type of transaction.

        The Other segment consists of amounts associated with realized gains and losses on investments.

The Company measures all segments using net earnings, total assets and total equity. The Reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the Reportable Insurance Operations segments. The following table presents key financial data by segment for the three months ended March 31, 2005 and March 31, 2006 (in thousands):

     March 31, 2005          Real                                Insurance
                            Estate
                                                  E&S                                 ART      Runoff    Other    Total
                                       Env.     Const.    Surety     Specialty Programs   FF

 Gross premiums written      $ -      $13,594   $27,053    497        $22,743            $317       $7    $ -     $64,211
  Net premiums written         -       10,967    22,185    250          3,270             133      (35)     -      36,770
   Net premiums earned         -        8,745    21,104    219          4,309              89      155      -      34,621
Losses & loss adjustment
                 expenses      -        4,809    12,888    377          2,448               5      254      -      20,781
  Acquisition expenses         -        2,393     4,546     47            211             (71)       -      -       7,126
   Underwriting profit
              (loss)         $ -      $ 1,543    $3,670  $(205)        $1,650            $155     $(99)    $-      $6,714
   Income tax expense
             (benefit)       $16                             $     222                                     $13       $251
      Net earnings           $28                             $   3,604                                     $14     $3,646
         Assets              $3,439                          $ 605,940                                      $3   $609,382
         Equity              $2,575                          $ 106,585                                    $(99)  $109,061

     March 31, 2006          Real                               Insurance
                            Estate
                                                  E&S                            ART        Runoff     Other    Total
                                          Env.     Const.    Surety    Programs      FF

 Gross premiums written    $    -     $12,641   $23,064      $870    $16,345      $263       $ -      $   -   $  53,183
  Net premiums written           -       8,071    20,353       440      4,526       188         -          -      33,578
  Net premiums earned            -       8,320    21,035       353      4,981       368         -          -      35,057
     Losses & loss
     adjustment expenses         -       5,695    13,558       125      3,077         -      (300)         -      22,155
   Acquisition expenses          -       2,641     4,142        88        184      (78)         -          -       6,977
  Underwriting profit
              (loss)        $    -       $(16)    $3,335      $140     $1,720      $446      $300      $   -   $   5,925
   Income tax expense
            (benefit)       $  (25)                             $    (41)                              $  82   $      16
      Net earnings          $  (42)                             $  3,863                               $ 280   $   4,101
         Assets             $2,468                              $707,107                               $   -   $ 709,575
         Equity             $  715                              $119,095                               $(103)  $ 119,707

        The Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country, which requires the Company to set forth operations by those geographic segments. The table below describes the Company’s operations by geographic segment for the three months ended March 31, 2005 and March 31, 2006 (in thousands):

       March 31, 2005                 United States                  Bermuda                       Total
Income tax                         $      251                     $        -                    $    251
Net earnings                       $    1,593                     $    2,053                    $  3,646
Assets                             $  471,346                     $  138,036                    $609,382
Equity                             $   55,927                     $   53,134                    $109,061

       March 31, 2006                 United States                  Bermuda                       Total
Income tax                         $       16                     $        -                    $     16
Net earnings                       $    1,046                     $    3,055                    $  4,101
Assets                             $  537,187                     $  172,388                    $709,575
Equity                             $   58,348                     $   61,359                    $119,707

Note 6 — Income Taxes

        Total income tax expense (benefit) for the periods ended March 31, 2005 and 2006 was allocated as follows:

                                                                     Three Months Ended
                                                                         March 31,

                                                             2005                         2006
         Tax expense (benefit) attributable to:
           Income from continuing operations             $  250,807                   $  16,200

            Change in unrealized gains (losses)
           on hedging transactions                           95,467                      24,717

           Change in unrealized gains (losses)           (1,028,588)                   (981,869)
             on available for sale securities

                  Total                                  $ (682,314)                  $(940,952)
                                                         ===========                  ==========

    U.S.        Federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                                Three Months Ended
                                                                      March 31,

                                                            2005                   2006

              Current                                    $  574,926            $(123,162)
              Deferred                                     (324,119)            (139,362)
              Total                                      $  250,807            $  16,200
                                                         ==========            =========

        The state income tax expense aggregated $42,226 and $15,168 for the three months ended March 31, 2005 and 2006, respectively, and is included in the current provision.

        Income tax expense from continuing operations for the periods ended March 31, 2005 and 2006 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                                            Three Months Ended
                                                                  March 31,
                                                            2005               2006

         Expected income tax expense                     $ 1,325,031         $1,399,848
         Foreign  earned income not subject
            to direct taxation                              (698,292)        (1,038,762)
         Valuation allowance                                (554,515)                 -
         State taxes and other                               178,583           (344,886)
         Total income tax                                $   250,807         $   16,200
                                                         ===========         ==========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                     December 31,        March 31,
                                                                        2005               2006
         Deferred tax assets:

              Loss reserve discounting                              $ 9,288,244        $ 9,472,998
              Unearned premium reserves                               3,118,965          3,015,087
              Unrealized loss on securities                             667,159          1,649,028
              Other                                                     502,989            495,790
         Gross deferred tax assets                                   13,577,357         14,632,903

         Deferred tax liabilities:
               Deferred acquisition costs                             1,477,230          1,690,270
              Unrealized gains on hedging transaction                   166,336            191,053
         Gross Deferred tax liabilities                               1,643,566          1,881,323

                  Net deferred tax asset                            $11,933,791        $12,751,580
                                                                    ===========        ===========

Note 7 — Employee Stock Options

        The Company’s stock option plan grants incentive stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a three year period and have a term of 10 years. The Company uses the Black- Scholes option pricing model to value stock options.

        The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payment in the first quarter of 2006. Compensation expense of $140,556 is reflected in net earnings for the first quarter of 2006.

        The following table illustrates the effect on earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123R Accounting for Share Based Payments for the three months ended March 31, 2005.

                                             Three Months Ending
                                                March 31,2005

                                            (In thousands, except
                                               per share amounts)
Net earnings:
   As reported                                    $ 3,646
Effect of stock options                             (487)

     Pro forma net earnings                       $ 3,159
                                                  =======
   Net earnings per share
   Basic - as reported                             $ 0.54
   Basic - pro forma                               $ 0.47

   Diluted - as reported                           $ 0.50
   Diluted - pro forma                             $ 0.43

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

        During 2005, we changed our segment reporting to coincide with our strategic direction. In our segment reporting for periods prior to the year ended December 31, 2005, we segregated our business into real estate operations, insurance operations and other (which included realized gains and losses on investments and rescission expenses). We continue to segregate our business into real estate operations, insurance operations and other, but the insurance operations segment is further classified into three additional segments: excess and surplus lines, alternative risk transfer and runoff. The excess and surplus lines segment is further classified into three business lines: environmental, construction and surety. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully-funded. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the Harbour Village property. See Note 5 to our consolidated financial statements for more information on our segment reporting.

        The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

        The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

                                                                     Quarter Ended March 31,
                                                                                                2005
                                                                                                 to
                                                             2005             2006              2006
                                                                 (in thousands)
Net premiums written:
   Excess and Surplus Lines
       Environmental                                       $10,967          $8,071             (26.4)%
       Construction                                         22,185          20,353              (8.3)
        Surety                                                 250             440              76.0
        Total                                               33,402          28,864             (13.6)
   Alternative Risk Transfer
       Specialty Programs                                    3,270           4,526              38.4
       Fully-Funded                                            133             188              41.4
       Total                                                 3,403           4,714              38.5
   Runoff                                                      (35)              -            (100.0)
Total net premiums written                                 $36,770         $33,578              (8.7)%
                                                           =======         =======
Net premiums earned:
   Excess and Surplus Lines
      Environmental                                         $8,745          $8,320             (4.9)%
      Construction                                          21,104          21,035             (0.3)
      Surety                                                   219             353             61.2
       Total                                                30,068          29,708             (1.2)
   Alternative Risk Transfer
       Specialty Programs                                    4,309           4,981             15.6
       Fully-Funded                                             89             368            313.5
       Total                                                 4,398           5,349             21.6
   Runoff                                                      155               -           (100.0)
Total net premiums earned                                   34,621          35,057              1.3
   Net investment income                                     3,156           4,544             44.0
   Net realized gains                                           52             363            598.1
   Real estate income                                        2,309               -           (100.0)
   Other income                                                  2              64          3,100.0

Total Revenues                                             $40,140         $40,028             (0.3)%
                                                           =======         =======

        The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                                  Quarter ended March 31,
                                                                  2005            2006
Insurance operations
      Loss & loss adjustment expense ratio                        60.0%           63.2%
      Expense ratio                                               34.5            36.4
                  Combined ratio                                  94.5%           99.6%
                                                                  ====            =====

Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2006

        Net earnings for the three months ended March 31, 2006 increased 12.5% to $4.1 million, or $0.57 per diluted share, compared to $3.6 million, or $0.50 per diluted share, for the same period in 2005.

        Financial highlights in the quarter included:

o        Book value increased to $17.66 per outstanding share and $16.65 per diluted share.
o        Net investment income increased 44.0% to $4.5 million.
o        Net premiums written decreased 8.7% to $33.6 million.
o        Net premiums earned increased 1.3% to $35.1 million.
o        The combined ratio increased to 99.6% from 94.5%

        The 2006 first quarter results include a $2.8 million charge (which included $764,000 for American Safety RRG) related to the settlement of a prior year claim, which primarily arose from our runoff workers’ compensation business line. The claim, which occurred in New York, also triggered coverage on certain environmental policies due to the state labor laws in New York. The Company does not expect a recurrence of this type of claim in the future. The settlement reduced net premiums earned by $1.8 million due to reinsurance reinstatement premiums, and increased losses and loss adjustment expenses by $1.0 million. Net of $1.3 million in minority interest and taxes, the impact of the settlement of the claim on net earnings was $1.5 million. The Company previously reported a charge in the third quarter of 2005 of $2.3 million for reinsurance reinstatement premiums associated with this claim after an increase in the case reserves based on the input from an outside law firm and an independent consultant. The Company elected to settle the case in late March 2006 for an amount exceeding the established reserve as a result of additional information received during a mediation process, creating the earnings charge in the first quarter. The combined ratio for the first quarter increased to 99.6%, comprised of a loss ratio of 63.2% and an expense ratio of 36.4%. The claim settlement increased the loss ratio by 5.7 percentage points and the expense ratio by 1.8 percentage points. The 2005 first quarter combined ratio was 94.5%, comprised of a loss ratio of 60.0% and expense ratio of 34.5%.

        Revenues for the quarter totaled $40.0 million compared to 40.1 million in 2005 as increased premiums earned, investment income and realized gains on investments offset the non-recurring real estate income generated during the first quarter of 2005. Net premiums written for the quarter decreased 8.7% to $33.6 million. Included in this decrease are the reinstatement premiums discussed above, which represent 4.9 percentage points of this decrease. Net premiums earned increased 1.3% to $35.1 million. Included in this increase are the reinstatement premiums discussed above, which reduced the increase by 5.1 percentage points. The decrease in net premiums written was driven primarily by decreased premium writings in our construction business line. The increase in net premiums earned was primarily the result of higher earned premiums in the specialty programs and environmental business lines.

        The Company’s book value per outstanding share increased to $17.66 from $17.54 at December 31, 2005 due to net earnings of $4.1 million, partially offset by an increase in unrealized losses on investments due to changes in market interest rates.

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned decreased 4.9% to $8.3 million for the three months ended March 31, 2006 compared to $8.7 million for the same period of 2005. Net premiums written decreased 26.4% to $8.1 million for the three months ended March 31, 2006 compared to $11.0 million for the same period of 2005. The decline in premium writings was due primarily to three factors: (i) $1.8 million of reinstatement reinsurance premiums resulting from the settlement of a prior year claim which primarily arose from the Company’s runoff workers’ compensation business line; (ii) a decline in the Company’s middle-market business, which includes environmental accounts with insureds with greater than $3.0 million in annual revenue, due to increased competition and the overall changing pricing conditions in the market place; and (iii) an expected decline in the Company’s book of environmental contractor and consultant premiums in the State of New York as a result of changes in the underwriting process, which the Company believes will improve the ultimate profitability of the environmental business line. The Company expects the decline in New York business to be complete by the end of the second quarter of 2006. These decreases were offset, in part, by strong growth in business submitted through the Company’s ProStar online rating and quoting system (“ProStar”) and business from the Company’s environmental impairment liability products, which increased 30.8% and 19.7% respectively, compared to the same period of 2005. The Company intends to focus its efforts on expanding ProStar’s capabilities and increasing its market share of insuring environmental risks of small and medium-sized businesses.

        The Company renewed its environmental reinsurance treaty effective April 1, 2006. The Company maintained the same reinsurance structure as the expiring treaty but increased its maximum exposure on a per occurrence basis from $500,000 to $800,000. The balance of the risk, up to $10.2 million in excess of the Company’s retention, is ceded to unaffiliated reinsurers.

    Construction.        Net premiums earned decreased 0.3% to $21.0 million for the three months ended March 31, 2006 compared to $21.1 million for the same period of 2005. Net premiums written decreased 8.3% to $20.4 million for the three months ended March 31, 2006 compared to $22.2 million for the same period of 2005. The decline in premium writings was attributable to a reduction in the Company’s renewal retention rate as the Company shifted its renewal book of commercial construction business toward the Company’s targeted smaller account profile. In addition, increased competition and a general softening of premium rates contributed to the decline in premium writings. New business volume for the quarter remained consistent with 2005 levels as a result of increased premiums from the Company’s geographic diversification efforts and from the Company’s excess liability product. Effective July 1, 2005, the Company discontinued purchasing reinsurance on the primary general liability portion of this business line. The Company made this decision after performing a loss cost and dynamic financial analysis and concluding that its reinsurance purchases were uneconomical. The Company believes retaining this exposure will enhance its financial results and returns on capital.

    Surety.        “Surety” is a contract under which an insurer guarantees certain obligations of a second party to a third party. The Company is listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety. The Company primarily provides contract performance and payment bonds to environmental contractors and general construction contractors in 47 states and the District of Columbia. Net premiums earned increased 61.2% to $353,000 for the three months ended March 31, 2006 compared to $219,000 for the same period of 2005. Net premiums written increased 76.0% to $440,000 for the three months ended March 31, 2006 compared to $250,000 for the same period of 2005. These increases were attributable to the Company’s effort to modestly expand its surety business as a supporting business line due to what the Company believes is the lack of surety capacity serving this area of the market.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 15.6% to $5.0 million for the three months ended March 31, 2006 compared to $4.3 million for the same period of 2005. Net premiums written increased 38.4% to $4.5 million for the three months ended March 31, 2006 compared to $3.3 million for the same period of 2005. These increases were attributable to increased retention levels on this business line. Despite increases in net premiums earned and net premiums written, gross premiums written for the quarter decreased 28.1% to $16.3 million from $22.7 million for the same period of 2005. The decrease primarily was attributable to the non-renewal of one professional liability program in the fourth quarter of 2005 and a reduction in writings in one of the Company’s construction programs due to a delay in writings that the Company expected for the first quarter of 2006. The Company added one new program in January 2006, a general liability program coverage for owners of senior habitational facilities.

    Fully-Funded.        Net premiums earned increased 313.5% to $368,000 for the three months ended March 31, 2006 compared to $89,000 for the same period of 2005. Net premiums written increased 41.4% to $188,000 for the three months ended March 31, 2006 compared to $133,000 for the same period of 2005. Fee income earned in the quarter increased to$492,000 from $160,000 for the same period of 2005. These increases primarily were attributable to the healthcare and residential construction industries. The Company expects continued growth in this business line for the remainder of 2006 in the healthcare and residential construction industries and new growth in the product manufacturing industry.

Runoff.

        Both net premiums earned and net premiums written decreased to zero for the three months ended March 31, 2006 compared to $155,000 and negative $35,000 for the same period of 2005, respectively. The decreases in runoff net premiums earned and net premiums written were attributable to the Company’s exit from its assumed liability program and workers’ compensation business. These businesses were put into runoff in 2004 because they did not meet the Company’s profit or production expectations.

Net Investment Income

        Net investment income increased 44.0% to $4.5 million for the three months ended March 31, 2006 from $3.2 million for the same period of 2005 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $418.5 million for the three months ended March 31, 2006 from $333.5 million for the same period of 2005, reflecting $64.8 million of cash flows from operations from the second quarter of 2005 through the first quarter of 2006 and $24.4 million in net proceeds from the issuance of trust preferred securities in November 2005. The average pre-tax and after tax investment yields were 4.3% and 3.6% compared to 3.8% and 3.1% for the three months ended March 31, 2006 and 2005, respectively. The increase in yields was consistent with overall market rate increases.

Net Realized Gains

        Net realized gains and losses from the sale of investments increased to $363,000 for the three months ended March 31, 2006 from $52,000 for the same period of 2005. Sales of investments are generally the result of implementing investment strategies to maximize investment income. In the first quarter of 2006, the Company rebalanced its common stock investment portfolio, in accordance with its investment policies, which resulted in $215,000 of net realized gains. The remainder of net realized gains were from sales of fixed income securities.

Real Estate Income

        The Company did not have any real estate income in the first quarter of 2006 compared to $2.3 million in the first quarter of 2005. The reduction in real estate income was due to the substantial completion of the Harbour Village project. The final condominium units at Harbour Village were sold and closed in the second quarter of 2005.

        The Company does not engage in any real estate activities, except for in connection with the completion of the remainder of the Harbour Village project, which includes the construction of a beach club and the management of remaining warranty claims on closed condominium units. The Company does not expect to engage in any real estate activities in the future. The earnings and funds generated from Harbour Village have been invested into the Company’s insurance operations.

Losses and Loss Adjustment Expenses

        The Company’s losses and loss adjustment expenses ratio increased by 3.2 percentage points to 63.2% for the three months ended March 31, 2006 from 60.0% for the same period of 2005. The increase was attributable to the Company experiencing total reserve strengthening of $688,000 for the three months ended March 31, 2006 compared to no reserve strengthening for the same period of 2005. This reserve strengthening primarily was related to the settlement of the previously discussed prior year New York claim which required $1.0 million of reserve strengthening, offset in part by favorable development in the Company’s environmental business line.

Acquisition Expenses

        Policy acquisition expenses are amounts that are paid to producers for the production of premium for the Company offset by the ceding commissions the Company retains from its reinsurers. For the Company’s specialty program business, fees typically are earned through ceding commissions and have the effect of lowering its policy acquisition expenses. Policy acquisition expenses also include amounts paid for premium taxes to the states where the Company does business on an admitted basis. Policy acquisition expenses decreased 2.8% to $6.9 million for the three months ended March 31, 2006 compared to $7.1 million for the same period of 2005. Policy acquisition expenses as a percentage of net premiums earned were 19.9% for the three months ended March 31, 2006 and 20.6% for the same period of 2005. This decrease was primarily the result of the Company’s increased retention on its construction business line.

Real Estate Expenses

        Real estate expenses associated with the Harbour Village project decreased to $67,000 for the three months ended March 31, 2006 from $2.3 million for the same period of 2005. The reduction in real estate expenses was due to the substantial completion of the Harbour Village project. The final condominium units were sold and closed in the second quarter of 2005.

Minority Interest Expense

        Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG, a valuation allowance on its net deferred tax assets had been established. In the first quarter of 2005, American Safety RRG included in income the reduction of its $554,000 valuation allowance as judgment about the realizability of American Safety RRG’s deferred tax assets changed due to its profitability. As a result, the Company’s minority interest expense for the three months ended March 31, 2005 was $588,000. In the first quarter of 2006, American Safety RRG included in expense $764,000 related to the settlement of the previously discussed prior year New York claim. Net of taxes, the claim affected American Safety RRG’s net earnings by $505,000. As a result, minority interest expense for the three months ended March 31, 2006 was a benefit of $472,000.

Payroll and Other Expenses

        Payroll and other expenses increased 30.9% to $7.2 million for the three months ended March 31, 2006 compared to $5.5 million for the same period of 2005. The change is primarily due to increased interest costs of $636,000 resulting from the issuance of trust preferred securities in November 2005, an increase in professional services of $196,000, an increase in depreciation of $161,000 and increases in payroll and related expenses of $444,000 due to increased staff.

Income Taxes

        Income tax expense for the first quarter of 2006 was $16,000, or less than 1% of pretax income, compared to $251,000, or 6.4% of pretax income, for the same period of 2005. The primary reason for the lower tax rate in the first quarter of 2006 was due to the settlement of the previously discussed prior year New York claim, which resulted in a $2.8 million pretax charge. The majority of this settlement was incurred by the Company’s U.S. subsidiaries. For the three months ended March 31, 2006, earnings in Bermuda were 74.2% of the Company’s total pre-tax earnings, and earnings in the U.S. were 25.8% of the Company’s total pre-tax earnings. The Company’s effective tax rate was 0.4% for the first quarter of 2006. Included in this rate was the impact of the settlement, which reduced the rate by 11.3 percentage points.

Operations by Geographic Segment

        The Company conducts business in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country, which requires the Company to set forth operations by those geographic settlements. The table below describes the Company’s operations by geographic segment for the three months ended March 31, 2005 and 2006 (in thousands):

                 March 31, 2005                   U.S.                      Bermuda                     Total
                   Income Tax                     $ 251                     $    -                      $ 251
                  Net earnings                   $1,593                     $2,053                     $3,646

                 March 31, 2006                   U.S.                      Bermuda                     Total
                   Income Tax                      $ 16                     $    -                     $   16
                  Net earnings                   $1,046                     $3,055                     $4,101

        Net earnings. Net earnings from Bermuda operations increased to $3.1 million for the three months ended March 31, 2006 compared to $2.1 million for the same period of 2005. Net earnings from Bermuda operations increased in 2006 due to improved underwriting results in the Company’s insurance operations. Net earnings from U.S. operations decreased to $1.0 million for the three months ended March 31, 2006 compared to $1.6 million for 2005. This decrease is due to the settlement of the previously discussed prior year New York claim.

        Assets from Bermuda operations increased to $172.4 million at the end of the first quarter of 2006 compared to $167.4 million at the end of 2005. Assets from U.S. operations increased to $537.2 million at the end of the first quarter of 2006 compared to $529.8 million at the end of 2005 Equity of the Bermuda operations increased to $61.4 million at the end of the first quarter of 2006 compared to $59.4 million at the end of 2005 . Equity of the U.S. operations decreased to $58.3 million at the end of the first quarter of 2006 compared to $59.0 million at the end of 2005

Liquidity and Capital Resources

        We meet our cash requirements and finance our growth principally through cash flows generated from operations. From 2000 until 2004, we operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for specialty program business opportunities. During 2004 and 2005 and the first quarter of 2006, we began to experience a leveling of premium rates due to the entrance of new insurance competitors and overall market conditions. Our primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, our future liquidity requirements may vary; therefore, we have structured our investment portfolio maturities to help mitigate the variations in those factors. We believe our current cash flows are sufficient for the short-term needs of our business and its invested assets are sufficient for the long-term needs of our insurance business. However, we do expect to grow our business, in which event, we will need to raise additional capital. On April 26, 2006, we filed a registration statement with the Securities and Exchange Commission registering shares of our common stock that we expect to offer in a fully underwritten public offering.

        Net cash provided from operations was $12.3 million for the three months ended March 31, 2006 and $17.8 million for the same period of 2005. This decrease primarily was caused by increased loss payments, which increased to $14.8 million for the three months ended March 31, 2006 from $11.7 million for the same period of 2005.

        Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends. The jurisdictions in which we and our insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our expected growth and the capital requirements associated with that growth, we do not anticipate paying dividends on our common shares in the near future.

        We substantially completed the Harbour Village project in 2005. The estimated completion cost for the remainder of the Harbour Village project is approximately $1.4 million and represents amounts needed to construct a beach club and manage remaining warranty claims on closed condominium units. An accrual of this amount has been established. Management believes that cash on hand will meet the remaining liquidity needs of Harbour Village.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. We, exclusive of our United States subsidiaries, do not consider ourselves to be engaged in a trade or business in the United States and accordingly do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

Combined Ratio

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability. For instance, depending on our mix of business, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations. Our combined ratio excludes certain holding company expenses as well as real estate and rescission expenses.

Forward-Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of U.S. securities laws. You can generally identify these statements by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives or other variations or similar terminology. Forward-looking statements relate to, among other things:

o        general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our insurance products and services, the market value of our investments and the lapse rate and profitability of our policies;

o        the availability and terms of future strategic acquisitions;

o        changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products;

o        legal or regulatory  changes or actions,  including those relating to the  underwriting of insurance  products,  regulation of the sale, underwriting and pricing of insurance products and services;

o        our ability to maintain or improve our current rating by A.M. Best Company ("A.M. Best");

o        expectations regarding the adequacy of our reserves for losses and loss adjustment expenses;
o        our ability to leverage our relationships with producers;

o        our areas of projected growth, growth opportunities and growth strategy;
o        our ability to expand our information technology capabilities;

o        the diversification of our insurance risk portfolio; and
o        our future liquidity requirements.

        Actual results may differ materially from the results suggested by the forward-looking statements for a number of reasons. We have made these statements based on our plans and analyses of our company, our business and the insurance industry as a whole. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives will be achieved. We expressly disclaim any obligation to update any forward-looking statement unless required by law.

        See Part II-Item 1A-“Risk Factors” for additional information on risks faced by us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s market risk has not changed materially since December 31, 2005.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        We, through our subsidiaries, are routinely a party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results, except for the matters discussed in “Legal Proceedings” in Item 3 of our Form 10-K for the fiscal year ended December 31, 2005 and as discussed herein.

        Assumed Reinsurance Litigation. We are a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty” issue. American Safety Reinsurance, Ltd. (“American Safety Re”) was an excess of loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that, in turn, provided insurance coverage to automobile dealerships and other providers that became obligors pursuant to extended automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation). This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty. As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

        The liquidators of National Warranty have made claims in excess of $25.0 million pursuant to two reinsurance contracts issued by American Safety Re to National Warranty in 2002 and 2003. In addition, purchasers of vehicle service contracts have made claims against American Safety Re, including a claim by one purchaser group for $10.0 million. This case has been certified as a class action, although we are appealing that determination. Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty. There are nine cases against us and other professional services providers, including other reinsurers, relating to National Warranty, with claims in excess of $2.6 million. All of these claims are based on fraud and/or theories of contractual violations. We continue to believe that American Safety Re has valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies, which varies based on premium and loss ratios, and that most of the claimants cannot make claims directly against it. We have an accrual in place that we believe will be sufficient to satisfy any potential liability relating to the outcome of these matters.

        Griggs et al. v. American Safety Reinsurance, Ltd. et al., Case No. 2003-31509, Circuit Court, Seventh Judicial District, Volusia County, Florida. Seven plaintiffs filed suit against us and three of our subsidiaries seeking to recover a $2.1 million loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property. The plaintiffs claimed that we were responsible for the repayment of the loan, with interest. The plaintiffs propounded four theories of liability and the court granted judgment for us on three of the theories. However, the court entered judgment on August 10, 2005 against us for approximately $3.4 million, which includes interest, on the remaining theory. The court held that we, as a condition of our loan, required Ponce Marina, Inc. to demand that the plaintiffs enter into an agreement with Ponce Marina, Inc., to the detriment of their loans and to our benefit, and thus, we had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

        We filed an appeal in December 2005. Based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision.

        Sizemore v. American Safety Insurance Services, Inc. et al., Case No 2005-31704, Circuit Court, Seventh Judicial District, Volusia County, Florida. American Safety Insurance Services, Inc., its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by Ponce Marina, Inc. in the amount of $400,000 plus interest and costs. The plaintiff also intends to seek class certification on behalf of himself and 21 other unnamed plaintiffs for the case on these claims in excess of $1.7 million plus interest and costs. On January 27, 2006, the trial court dismissed the case. The plaintiff was permitted to file an amended complaint on or before March 6, 2006. The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery, some of which were also alleged in the Griggs case. On May 4, 2006, the trial court dismissed the case and gave the plaintiff 20 days to file an amended complaint. We continue to vigorously defend this case, as we believe that the case is without merit. Based on the merits of the case and the likelihood of ultimate payment, we have not established an accrual for the decision.

Item 1A. Risk Factors

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best, the most widely recognized insurance company rating agency. Additionally, many producers are prohibited by their internal guidelines from representing insurance companies that are rated below “A-” (Excellent) by A.M. Best. In November 2005, A.M. Best reaffirmed its rating of “A” (Excellent), with a “negative” outlook on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is assigned to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders. A.M. Best assigned a “negative” outlook to the rating in September 2004 in response to our reserve strengthening in the second quarter of 2004 because of a concern by A.M. Best with the underwriting results from our core business lines and the potential for further reserve strengthening in the future. A.M. Best reaffirmed this rating and outlook in November 2005. If A.M. Best requires us to increase our capital in order to maintain our rating and we are unable to raise the required amount of capital to be contributed to our insurance subsidiaries, A.M. Best may downgrade us.

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

        We draft the terms and conditions of our excess and surplus lines policies to manage our exposure to expanding theories of legal liability in business lines such as asbestos abatement, construction defect, environmental and professional liability. Many of the policies we issue include exclusions or other conditions that define and limit coverage. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought against our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations, particularly with respect to evolving business lines such as construction defect. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The risks we underwrite are concentrated in relatively few industries.

        We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the year ended December 31, 2005, approximately 61.6% of our gross premiums written were in these two industries. We plan to increase our retention of risk in these areas. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

We may respond to market trends by expanding or contracting our underwriting activities, which may cause our financial results to be volatile.

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

        We believe that competition in the specialty insurance markets that we target is fragmented and not dominated by one or more competitors. We face competition from several companies, such as insurance companies, reinsurance companies, underwriting agencies, program managers and captive insurance companies. Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. We compete on the basis of many factors, including coverage availability, claims management, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial strength ratings and reputation. If any of our competitors offers premium rates, policy terms or types of insurance that are more competitive than ours, we could lose business. If we are unable to compete effectively in the markets in which we operate or to establish a competitive position in new markets, our financial condition and operating results would be adversely impacted.

Our actual incurred losses may be greater than reserves for our losses and loss adjustment expenses.

        Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. A full actuarial analysis of our reserves is performed on an annual basis, which may include reserve studies, rate studies and regulatory opinions.

        Notwithstanding these efforts, the establishment of appropriate reserves for losses and loss adjustment expenses reserves is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist or where the risks insured area long-tail in nature in that claims that have occurred may not be reported to us for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable, which may cause our reserve estimates for this business line to be more volatile. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we intend to increase our risk retention. For example, during the last two years, we increased our loss reserves as a result of litigation matters specifically related to our construction lines policies and policies written on runoff lines, which lowered our net earnings and shareholders’ equity during these periods.

        To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased. In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers in the form of reinstatement premiums. These increases in reserves and reinstatement premiums would adversely impact our financial condition and operating results. To the extent any individual case reserves prove to be inadequate, our financial condition and operating results would be adversely affected. For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices would be adversely affected.

        Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reaction to the specific risks that we underwrite, but also events that impact the overall reinsurance industry, such as the recent hurricanes in 2005. If we are unable to maintain or replace our reinsurance, our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

We may be unable to recover amounts due from our reinsurers.

        While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2005 was $203.4 million, or 171.7% of shareholders’ equity. Of this amount, $72.2 million, or approximately 35.5% of the total amount recoverable is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

        We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security. To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional capital.

        We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw-Hill Companies, Inc. (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd. (“Alea”), one of our reinsurers, several times. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned an NR-4 (Company Request) to Alea. As of December 31, 2005, our unsecured estimated net exposure to Alea was approximately $8.8 million, primarily related to our specialty programs business line. This estimate was based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates. While Alea continues to indemnify us under our reinsurance agreements, we are in the process of removing Alea as one of our reinsurers.

We are subject to risks related to litigation.

        From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual, or a sufficient accrual, for damages or expenses.

We rely on independent insurance agents and brokers to market our products.

        We market most of our insurance products through approximately 230 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of December 31, 2005, approximately 45.0% of our gross premiums written for our excess and surplus lines segment (or approximately 28.2% of our aggregate gross premiums written) were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Our inability to achieve any of the above objectives could affect our growth strategy and may cause our business and operating results to suffer.

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

        Our future capital requirements depend on many factors, including our ability to write profitable new business, retain existing customers and establish premium rates and reserves at levels sufficient to cover losses and related expenses. Many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result. In any case, those securities may have rights, preferences and privileges that are senior to those of our common shares. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition and operating results could be adversely affected.

Changes in the value of our investment portfolio may have a material impact on our operating results.

        We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the three months ended, March 31, 2006, the fair value of our investment portfolio was $421.5 million and our income derived from these assets was $4.5 million, or 110.4% of our pre-tax earnings. Our investment portfolio is subject to various risks, including:

o     credit risk,  which is the risk that our invested  assets will decrease in value due to  unfavorable  changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

o     interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;

o     equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices; and

o     duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities.

        Our investment portfolio is comprised mostly of fixed-income securities. We do not hedge our investments against interest rate risk and, accordingly, changes in interest rates may result in fluctuations in the value of these investments.

        Our investment portfolio is managed by a professional investment management firm in accordance with detailed investment guidelines established by our Board of Directors that stress diversification of risks, conservation of principal and liquidity. If our investment portfolio is not appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business.

We rely upon the successful and uninterrupted functioning of our information technology, information processing and telecommunication systems.

        Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems. We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments and facilitate premium collections and policy cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology, information processing and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for this service exceeds capacity or if the third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. There can be no guarantee that these systems can effectively support our continued growth. Additionally, some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities, which could adversely affect our business.

Risk Factors Related to Taxation

Our Bermuda operations may be subject to U.S. tax.

        American Safety Insurance Holdings, Ltd. (“American Safety Insurance”), its reinsurance subsidiary, American Safety Reinsurance (“American Safety Re”), and its segregated account captive, American Safety Assurance Ltd. (“American Safety Assurance”), are organized in Bermuda. American Safety Insurance, American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance, American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety Insurance, American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income taxes and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

If you acquire 10% or more of our common shares, you may be subject to taxation under the “controlled foreign corporation” (“CFC”)rules.

        Under certain circumstances, a “U.S. 10% shareholder” (defined as any U.S. person who owns directly, indirectly through foreign entities or constructively by applying the constructive ownership rules of section 958(b) of the Internal Revenue Code of 1986, as amended (the “Code”), 10% or more of the total combined voting power of all classes of stock of the foreign corporation) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes that U.S. 10% shareholder’s “Subpart F Income,” even if the “Subpart F Income” is not distributed to that U.S. 10% shareholder. “Subpart F Income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

        We believe that because of the dispersion of our common share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person who acquires our common shares directly or indirectly through one or more foreign entities should be required to include our “Subpart F Income” in income under the CFC rules of the Code. It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain that challenge, in which case your investment could be materially adversely affected.

U.S. persons who hold our common shares may be subject to U.S. federal income taxation at ordinary income rates on theirproportionate share of our “related party insurance income” (“RPII”).

        If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any of our common shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2005 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. persons who dispose of our common shares may be subject to U.S. federal income taxation at the rates applicable to dividends ona portion of their gain, if any.

        Section 1248 of the Code provides that if a U.S. person sells or exchanges stock of a foreign corporation and that person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of that person’s share of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that person held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our common share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. shareholder of American Safety Insurance, other than Frederick C. Treadway or Treadway Associates, L.P., or their successors, heirs or assigns, should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of American Safety Insurance. As a result, American Safety Insurance should not be a CFC and Section 1248 of the Code, as applicable under the general CFC rules, should not apply to dispositions of our shares. It is possible, however, that the IRS could challenge these provisions in our organizational documents and that a court could sustain that challenge. To the extent American Safety Insurance is a CFC, a 10% U.S. Shareholder may in certain circumstances be required to report a disposition of our common shares by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs.

        For purposes of Section 1248 of the Code and the requirement to file Form 5471, special rules apply with respect to a U.S. person’s disposition of shares of a foreign insurance company that has RPII during the five-year period ending on the date of the disposition. In general, if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of that person’s shares of the corporation’s undistributed earnings and profits that were accumulated during the period that person owned the shares (whether or not those earnings and profits are attributable to RPII). As a result of the special rules and proposed Treasury Department regulations, the IRS may assert that Section 1248 of the Code and the requirements to file Form 5471 apply to dispositions of our common shares because American Safety Insurance is engaged in the insurance business indirectly through subsidiaries.

U.S. persons who hold our common shares will be subject to adverse tax consequences if American Safety Insurance is considered to bea
Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.

        If American Safety Insurance is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns our common shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if American Safety Insurance were considered a PFIC, upon the death of any U.S. individual owning our common shares, that individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. American Safety Insurance does not believe that it is, and does not expect to become, a PFIC for U.S. federal income tax purposes. No assurance can be given, however, that American Safety Insurance will not be deemed a PFIC by the IRS. If American Safety Insurance were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, that guidance would have on an investor that is subject to U.S. federal income taxation.

American Safety Insurance, American Safety Re and American Safety Assurance may become subject to Bermuda taxes in the future.

        Bermuda currently imposes no income tax on corporations. American Safety Insurance, American Safety Re and American Safety Assurance have received an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended (the “Tax Protection Act”), that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax will not be applicable to American Safety Insurance, American Safety Re or American Safety Assurance until March 28, 2016. No assurance can be given that American Safety Insurance, American Safety Re or American Safety Assurance will not be subject to any Bermuda tax after that date.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect American Safety Insurance’s, American Safety Re’s and American Safety Assurance’s tax status in Bermuda.

        The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes.

Risk Factors Relating to the Property and Casualty Insurance Industry

Policy pricing in our industry is cyclical, and our financial results are impacted by that cyclicality.

        The property and casualty insurance industry has historically been a cyclical industry consisting of both “soft market” periods and “hard market” periods. During soft market periods, insurers tend to be more aggressive in writing policies and competitive in the pricing of those policies. Hard market periods are characterized by shortages of underwriting capacity and high premium rates. Beginning in 2000, we believe our industry experienced a hardening market, reflected by increasing rates and more restrictive coverage terms. These trends appeared to have started slowing in 2004. We believe the industry is now experiencing a softening market, where pricing generally has become more competitive and policy terms and conditions have become less restrictive. Therefore, we may not be able to achieve our growth and profitability goals. Because this cyclicality is due in large part to the economy, the particular needs of insureds and the actions of our competitors, we cannot predict the timing or duration of changes in the insurance market cycle.

Our industry is subject to significant and increasing regulatory scrutiny.

        Recently, the insurance industry has been subject to a significant and increasing level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which this compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, there have been a number of recent revisions to existing, or proposals to modify or enact new laws and regulations regarding the relationship between insurance companies and producers. Any changes or further requirements that are adopted by federal, state or local governments could adversely affect our business and operating results.

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

        Dividend Regulation. Like other insurance holding companies, American Safety Insurance Holdings, Ltd. relies on dividends from its insurance subsidiaries to be able to pay dividends and fulfill its other financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to pay dividends and fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety Insurance Holdings, Ltd. is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on its common shares and to make other payments. Under the Companies Act, 1981 of Bermuda (the “Companies Act”), insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We do not anticipate paying cash dividends on our common shares in the near future.

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

*        *        *        *        *       *

        The risk factors presented above are all of the ones we consider material as of the date of this report. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis may be incorrect. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

                           31.1                      Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

                           31.2                      Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

                           32.1                      Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

                           32.2                      Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May 2006.

American Safety Insurance Holdings, Ltd.
                                                                By:  /s/ Stephen R. Crim
                                                                     Stephen R. Crim
                                                                     President and Chief Executive Officer
                                                                     (Principal Executive Officer)

                                                                By:  /s/ William C. Tepe
                                                                     William C. Tepe
                                                                     Chief Financial Officer
                                                                     (Principal Financial Officer)

                                                     Exhibit 11

                              American Safety Insurance Holdings, Ltd. and subsidiaries
                                          Computation of Earnings Per Share

                                                                    Three Months Ended

                                                                March 31,         March 31,
                                                                  2005               2006

Basic:
Earnings available to common
shareholders........................                          $3,646,343          $ 4,100,999

Weighted average common shares
outstanding.........................                           6,791,476            6,762,687

Basic earnings per common shares ...                          $     0.54          $      0.61

Diluted:
Earnings available to common
shareholders..........................                        $3,646,343          $ 4,100,999

Weighted average common shares
outstanding............................                        6,791,476            6,762,687

Weighted average common shares
equivalents associated with options....                          474,047              401,557

Total weighted average common
shares.................................                        7,265,523            7,164,244

Diluted earnings per common
shares..............................                         $      0.50            $    0.57

                                                                                                                          Exhibit 31.1

                                   Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

I, Stephen R. Crim, certify that:
1)       I have reviewed this report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

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

4)       The registrant's other certifying  officer(s) and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5)       The registrant's  other certifying  officer(s) and I have disclosed,  based on our most recent  evaluation of internal control over financial  reporting,  to the registrant's  auditors and the audit committee of the registrant's  board of directors
              (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                  Date: May 15, 2006
                                                                       /s/ Stephen R. Crim
                                                                       Stephen R. Crim
                                                                       Chief Executive Officer and President

                                                                                                                          Exhibit 31.2

                          Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

I, William C. Tepe, certify that:
1)       I have reviewed this report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

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

4)       The registrant's other certifying  officer(s) and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5)       The registrant's  other certifying  officer(s) and I have disclosed,  based on our most recent  evaluation of internal control over financial  reporting,  to the registrant's  auditors and the audit committee of the registrant's  board of directors
              (or persons performing the equivalent functions):

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

                  Date: May 15, 2006
                                                                       /s/William C. Tepe
                                                                       William C. Tepe
                                                                       Chief Financial Officer

                                                                                                                          Exhibit 32.1

                                                Certification Pursuant toss.906 of the
                                                      Sarbanes-Oxley Act of 2002

         The undersigned,  as the Chief Executive Officer of American Safety Insurance Group, Ltd.,  certifies that, to the best of his knowledge and belief,  the Quarterly  Report on Form 10-Q for the period ended March 31, 2006,  which  accompanies  this  certification fully complies with the  requirements  of Section 13(a) of the  Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American  Safety
Insurance  Group,  Ltd.  at the dates and for the periods  indicated.  The  foregoing  certification  is made  pursuant toss.906 of the
Sarbanes-Oxley Act of 2003 (18 U.S.C.ss.1350) and shall not be relied upon for any other purpose.

Date: May 15, 2006                                   /s/ Stephen R. Crim
                                                     Stephen R. Crim
                                                     Chief Executive Officer

         A signed original of this written statement required byss.906, or other document authenticating,  acknowledging,  or otherwise adopting the signature that appears in typed form within the electronic  version of this written statement  required byss.906, has been provided to American Safety Insurance  Holdings,  Ltd. and will be retained by American Safety Insurance  Holdings,  Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.

         The  information in this Exhibit 32.1 shall not be deemed  "filed" for purposes of Section 18 of the  Securities  Exchange Act of 1934, as amended,  nor shall it be deemed  incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

                                                                                                                          Exhibit 32.2

                                                Certification Pursuant toss.906 of the
                                                      Sarbanes-Oxley Act of 2002

         The undersigned,  as the Chief Financial Officer of American Safety Insurance Group, Ltd.,  certifies that, to the best of his knowledge and belief,  the Quarterly  Report on Form 10-Q for the period ended March 31, 2006,  which  accompanies  this  certification fully complies with the  requirements  of Section 13(a) of the  Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American  Safety
Insurance  Group,  Ltd.  at the dates and for the periods  indicated.  The  foregoing  certification  is made  pursuant toss.906 of the
Sarbanes-Oxley Act of 2003 (18 U.S.C.ss.1350) and shall not be relied upon for any other purpose.

Date: May 15, 2006                                   /s/ William C. Tepe
                                                     William C. Tepe
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