Form 10-Q
period 2006-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2006-08-14
CIK 783603

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
         30, 2006 “OR”

         TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM
         ______ TO ______.

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

                                                   (441) 296-8560
                                (Registrant´s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ______          Accelerated filer ____            Non-accelerated filer __X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ____Yes    _X_ No

The aggregate number of shares outstanding of Registrant´s common stock, $0.01 par value, on August 4, 2006 was 10,529,366.

                                               AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                               FORM 10-Q

                                                           TABLE OF CONTENTS
                                                                                                            Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                                         1
         Item 2.  Management´s Discussion and Analysis of Financial Condition and Results of Operations 17
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                 31
         Item 4.  Controls and Procedures                                                                     31

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                           32
         Item 1A. Risk Factors                                                                                33
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                 50
         Item 3.  Defaults Upon Senior Securities                                                             50
         Item 4.  Submission of Matters to a Vote of Security Holders                                         50
         Item 5.  Other Information                                                                           51
         Item 6.  Exhibits                                                                                    51

                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       American Safety Insurance Holdings, Ltd. and Subsidiaries
                                                      Consolidated Balance Sheets

                                                                    December 31,                 June 30,
                                                                        2005                       2006
                                                                                               (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale                    $  364,856,826           $  421,939,126
   Common stock, at fair value                                         21,706,103               23,934,245
   Preferred stock, at fair value                                       3,607,000                7,700,280
   Short-term investments                                              25,326,648               25,343,493
         Total investments                                            415,496,577              478,917,144
Cash and cash equivalents                                              23,289,927               27,439,627
Accrued investment income                                               4,037,573                4,595,878
Premiums receivable                                                    17,315,778               24,500,966
Ceded unearned premium                                                 29,880,672               30,669,187
Reinsurance recoverable                                               173,490,056              170,535,478
Deferred income taxes                                                  11,933,791               14,647,510
Deferred policy acquisition costs                                      10,628,874               11,146,162
Property, plant and equipment                                           4,489,608                4,922,591
Other assets                                                            6,572,007                6,460,384
         Total assets                                              $  697,134,863           $  773,834,927
                                                                   ==============           ==============
See accompanying notes to consolidated financial statements (unaudited).

                                                                   December 31,                  June 30,
                                                                       2005                        2006
                                                                                               (Unaudited)
Liabilities and Shareholders´ Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 394,872,581              $ 412,150,889
   Unearned premiums                                                100,241,061                105,997,102
   Ceded premiums payable                                            16,505,732                 19,809,367
   Accounts payable and accrued expenses                             13,066,758                 11,357,324
  Loan payable                                                       37,810,099                 37,819,468
   Funds held                                                        11,190,989                 13,968,209
   Minority Interest                                                  5,012,396                  4,232,455

         Total liabilities                                          578,699,616                605,334,814

Shareholders´ equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2005,
     6,753,731 and June 30, 2006, 10,045,966 shares                      67,537                    100,460
   Additional paid-in capital                                        49,460,019                 97,092,034
   Retained earnings                                                 70,457,352                 79,185,485
   Accumulated other comprehensive income, net                       (1,549,661)                (7,877,866)
         Total shareholders ´ equity                                118,435,247                168,500,113
         Total liabilities and shareholders ´ equity              $ 697,134,863               $773,834,927
                                                                  =============               ============
See accompanying notes to consolidated financial statements (unaudited).

                             American Safety Insurance Holdings, Ltd. and Subsidiaries
                                         Consolidated Statements of Earnings
                                                     (unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                2005                2006                2005                  2006

Revenues:
Direct premiums earned                       $  59,076,332      $  54,038,204        $ 114,321,732      $ 110,634,016
Assumed premiums earned                                  -                  -                6,662                  -
Ceded premiums earned                          (24,541,747)      (17,962,376)          (45,173,198)       (39,739,307)
    Net premiums earned                         34,534,585        36,075,828            69,155,196         70,894,709
  Net investment income                          3,427,475         4,794,702             6,583,856          9,269,713
  Net realized gains (losses)                      (96,697)           (3,169)              (44,465)           359,815
  Real estate income                               691,078                 -             3,000,078                  -
  Other income                                      33,807            23,193                35,746             87,263
    Total revenues                              38,590,248        40,890,554            78,730,421         80,611,500
                                                ==========        ==========            ==========         ==========
Expenses:
  Losses and loss adjustment expenses           21,507,779        21,387,969            42,288,823         43,311,993
  Acquisition expenses                           6,883,652         6,431,653            14,010,031         13,407,790
  Payroll and related expenses                   3,181,498         3,991,686             6,148,484          7,534,153
  Real estate expenses                             423,933           102,461             2,688,462            169,501
  Other expenses                                 2,948,367         2,951,627             5,197,875          5,615,116
  Interest expense                                 262,961           837,623               529,640          1,740,669
  Minority interest                                (48,616)          (39,174)              539,282          (511,630)
    Total expenses                              35,159,574         35,663,845           71,402,597         71,267,592

Earnings before income taxes                     3,430,674         5,226,709             7,327,824          9,343,908
Income taxes                                       291,920           599,575               542,727            615,775
Net earnings                                   $ 3,138,754      $  4,627,134          $  6,785,097      $   8,728,133
                                               ===========      ============          ============      =============
Net earnings per share:
  Basic                                              $0.47             $0.65                $ 1.00            $ 1.26
  Diluted                                            $0.44             $0.62                $0.94             $ 1.19
outstanding:
  Basic                                          6,718,269         7,106,393             6,754,670          6,935,489
                                                 =========         =========             =========          =========
  Diluted                                        7,118,651         7,498,006             7,197,091          7,328,958
                                                 =========         =========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries
                                         Consolidated Statements of Cash Flow
                                                      (unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 2005                    2006
Cash flow from operating activities:
  Net earnings                                                              $6,785,097               $ 8,728,133
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized losses (gains) on investments                                     44,465                  (359,815)
     Depreciation expense                                                      469,877                   817,410

     Stock based compensation expense                                                -                   299,241
     Amortization of deferred acquisition costs, net                           408,406                  (517,288)
     Amortization of premiums on investments                                 1,121,351                   913,471
     Deferred income taxes                                                    (454,458)                 (834,022)
     Change in:
       Accrued investment income                                              (424,275)                 (558,305)
       Premiums receivable                                                    (464,619)               (7,185,188)
       Reinsurance recoverable and ceded unearned premiums                 (19,416,618)                2,166,063
       Funds held                                                            1,230,834                 2,777,220
       Unpaid losses and loss adjustment expenses                           32,912,804                17,278,308
       Unearned premiums                                                     6,074,856                 5,756,041
       Ceded premiums payable                                                  999,178                 3,303,635
       Accounts payable and accrued expenses                                  (699,066)               (1,409,434)
       Other, net                                                            2,319,056                  (309,567)
     Net cash provided by operating activities                              30,906,888                30,865,903

Cash flow from investing activities:
  Purchases of fixed maturities                                            (62,292,659)             (102,547,990)
  Purchases of common stock                                                 (6,854,709)               (3,827,278)
  Purchases of preferred stock                                                       -                (4,405,720)
  Proceeds from sale of fixed maturities                                    27,364,190                36,540,178
  Proceeds from sale of equity investments                                     908,376                 1,703,829
  Decrease (increase) in short-term investments                              9,404,848                   (16,845)
  Decrease of investment in real estate                                      2,005,440                         -
  Purchase of fixed assets, net                                               (712,132)               (1,250,393)
     Net cash used in investing activities                                 (30,176,646)              (73,804,219)

See accompanying notes to consolidated financial statements (unaudited).

                                       American Safety Insurance Holdings, Ltd. and Subsidiaries
                                          Consolidated Statements of Cash Flow (Continued)
                                                            (unaudited)

                                                                                       Six Months Ended
                                                                                          June 30,

                                                                                  2005                    2006

Cash flow from financing activities:
  Proceeds from issuance of common stock                                       772,210              47,088,016
  Stock repurchase payments                                                 (2,945,714)                      -
   Repayment of loan payable                                                  (191,397)                      -
  Repayment of escrow deposits                                                (144,500)                      -
  Withdrawals of restricted cash                                               144,500                       -
     Net cash used in financing activities                                  (2,364,901)             47,088,016

     Net increase (decrease) in cash and cash equivalents                   (1,634,659)              4,149,700
Cash and cash equivalents at beginning of period                            24,843,736              23,289,927
Cash and cash equivalents at end of period                                 $23,209,077             $27,439,627
                                                                           ===========             ===========
Supplemental disclosure of cash flow:
  Income taxes paid                                                         $  287,259            $   1,541,845
                                                                            ==========            =============
  Interest paid                                                             $  489,305            $   1,733,565
                                                                            ==========            =============

See accompanying notes to consolidated financial statements (unaudited).

                                American Safety Insurance Holdings, Ltd. and Subsidiaries
                                    Consolidated Statements of Comprehensive Income
                                                      (unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                    June 30,                       June 30,
                                                               2005            2006            2005           2006

Net earnings                                                $ 3,138,754    $ 4,627,134     $ 6,785,097    $ 8,728,133
   Other comprehensive income before income taxes:

   Unrealized gains (losses)on securities  available
   for sale, net of minority  interest of $288,541 and
   $(167,259)for the three  months ended June 30, 2005
   and 2006, respectively, and $75,870 and $(406,535)
   for the six  months  ended  June 30,  2005 and  2006,
   respectively.                                              5,068,766      (4,071,054)       408,680     (7,813,250)

   Unrealized gains (losses) on hedging transactions           (167,696)         31,686        113,089        104,383

   Reclassification  adjustment for realized (gains) and
   losses included in net earnings                               96,697           3,169         44,465       (359,815)

   Total other comprehensive income (loss) before taxes       4,997,767      (4,036,199)       566,234     (8,068,682)

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of $109,733 and  $(57,869) for the three months ended
   June 30,  2005 and 2006  respectively,  and  $108,370
   and  $(139,221)for the six  months  ended  June 30,
   2005 and 2006, respectively.                               1,134,646        (864,677)      202,888       (1,740,477)

   Other comprehensive income (loss) net of income taxes      3,863,131      (3,171,522)      363,346       (6,328,205)

  Total comprehensive income                                $ 7,001,875      $1,455,612    $7,148,443      $ 2,399,928
                                                            ===========      ==========    ==========      ===========

See accompanying notes to consolidated financial statements (unaudited).

                                        American Safety Insurance Holdings, Ltd. and Subsidiaries

                                                 Notes to Consolidated Financial Statements

                                                             June 30, 2006
                                                               (unaudited)

Note 1 - Basis of Presentation

         The accompanying  consolidated  financial  statements of American Safety Insurance Holdings,  Ltd. ("American Safety") and its
subsidiaries and American Safety Risk Retention Group, Inc.  ("American  Safety RRG"), a non-subsidiary  risk retention group affiliate
(collectively,  the  "Company"),  are prepared in accordance  with  accounting  principles  generally  accepted in the United States of
America  ("GAAP").  The  preparation of financial  statements in conformity with GAAP requires  management to make estimates,  based on the best information available,  in recording  transactions resulting from business operations.  The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial  determinations  subject to future changes are the Company´s invested assets, deferred  income taxes,  and the  liabilities  for unpaid  losses and loss  adjustment  expenses.  As  additional  information  becomes available  (or actual  amounts are  determinable),  the recorded  estimates may be revised and  reflected in operating  results.  While management believes that these estimates are adequate, such estimates may change in the future.

         The results of  operations  for the six months ended June 30, 2006 may not be  indicative  of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited  interim  consolidated  financial  statements and notes should be read in conjunction with the financial  statements and notes included in the audited  consolidated  financial  statements in the Company´s Form
10-K of the Company for the fiscal year ended December 31, 2005.

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

         In November 2005,  the FASB issued Staff Position  Number FAS 115-1,  The Meaning of  Other-Than-Temporary  Impairment and Its
Application  to Certain  Investments  ("FSP  115-1").  FSP 115-1  addresses  the  determination  as to when an investment is considered impaired,  whether that impairment is other than  temporary,  and the  measurement of an impairment  loss. It also includes  accounting considerations  subsequent to the recognition of  another-than-temporary  impairment and requires certain  disclosures about unrealized losses that have not been  recognized as  other-than-temporary  impairments.  The guidance in FSP 115-1 amends FASB  Statement No. 115,
Accounting  for  Certain  Investments  in Debt and  Equity  Securities,  and was  effective  January  1,  2006.  The  adoption  of this pronouncement did not have a material impact on the Company´s financial statement.

         In April 2006, the FASB issued a Staff Position  Number FIN 46(R)-6,  Determining the Variability to be Considered in Applying
FASB  Interpretation  No. 46(R) (“FSP 46R-6”).  FSP 46R-6 responds to the need for guidance on the relevant risks and rewards that must be  identified  and  evaluated in order to apply FIN 46(R) and is effective  for fiscal  periods  beginning  after June 15, 2006.  This pronouncement will have no impact on the Company as it already consolidates its non-subsidiary affiliate American Safety RRG.

         In July 2006, the FASB issued a Staff Position  Number FIN 48 (FIN 48),  Accounting  for  Uncertainty in Income Taxes.  FIN 48
clarifies the accounting for  uncertainty in income taxes  recognized in an enterprise´s  financial  statements in accordance with FASB statement  number  109,  Accounting  for  Income  Taxes.  This  interpretation  prescribes  a  recognition  threshold  and  measurement attributable for the financial  statement  recognition and measurement of a tax position taken or expected to be taken in a tax return.
This  interpretation  is effective  for fiscal  years  beginning  after  December 15,  2006.  The Company is currently  reviewing  this pronouncement to determine impact if any it will have on its financial statements.

Note 3  Nature of Operations

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

         Credit  Risk is the risk that  issuers of  securities  owned by the  insurer  will  default or that other  parties,  including reinsurers that have  obligations to the insurer,  will not pay or perform.  The Company  attempts to mitigate this risk by adhering to a conservative  investment  strategy,  by obtaining sufficient  collateral and by maintaining sound reinsurance,  credit and collection policies.

         Interest  Rate  Risk is the  risk  that  interest  rates  may  change  and  cause a  decrease  in the  value  of an  insurer´s investments.

         The Company´s fixed maturity  holdings are invested  predominantly in high quality  corporate,  government and municipal bonds with  relatively  short  durations.  The fixed  maturity  portfolio is exposed to interest rate  fluctuations;  as interest rates rise, their fair values  decline  and as interest  rates fall,  their fair  values  rise.  The changes in the fair market  value of the fixed maturity portfolio are presented as a component of shareholders´ equity in accumulated other comprehensive income, net of taxes.

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

Note 4 - Investments

         The  amortized  cost and  estimated  fair values of the  Company´s  investments  at December 31, 2005 and June 30, 2006 are as follows:

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized        Estimated
                                                     cost              gains           losses          fair value

December 31, 2005:
 Securities available for sale:
 Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $  86,740,033          $547,669       $1,311,628      $  85,976,074
      States of the U.S. and political
        subdivisions of the States                64,740,408           386,303          498,465         64,628,246
      Corporate securiti=es                       84,763,525           618,765        1,598,413         83,783,877
      Mortgage-backed securities                 132,992,335            56,265        2,579,971        130,468,629
        Total fixed maturities:                 $369,236,301        $1,609,002       $5,988,477       $364,856,826
                                                ============        ==========       ==========       ============
 Common stock                                 $   19,983,174        $2,721,304       $  998,374     $   21,706,103
                                              ==============        ==========       ==========     ==============
     Preferred stock                          $    3,500,900        $  106,100       $        -     $    3,607,000
                                              ==============        ==========       ==========     ==============

June 30, 2006:
 Securities available for sale:
 Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies              $  90,149,772        $  139,469     $  2,618,397     $  87,670,844
      States of the U.S. and political
        subdivisions of the                       73,658,363            27,633        2,123,173        71,562,823
        States
      Corporate securities                        94,243,484           175,899        2,435,967        91,983,416
      Mortgage-backed securities                 176,634,417            45,708        5,958,082       170,722,043
        Total fixed maturities:                 $434,686,036       $   388,709      $13,135,619      $421,939,126
                                                ============       ===========      ===========      ============
 Common stock                                 $   22,111,041        $3,136,762     $  1,313,558     $  23,934,245
                                               ==============        ==========     ============     =============

      Preferred stock                         $    7,906,620      $      8,920    $     215,260      $  7,700,280
                                             ===============      ============    =============      ============

Note 5 - Segment Information

       The Company initially segregates its business into the following segments:  Real Estate Operations,  Insurance  Operations,  and
   Other.  The  Insurance  Operations  segment is further  classified  into three  additional  lines:  Excess and Surplus  Lines (E&S),
   Alternative  Risk Transfer (ART),  and Runoff.  The E&S lines is then further  classified  into four  reportable  lines of business:
   Environmental Specialty (Env.),  Construction (Const.),  Excess and Surety. ART is then further classified into two reportable lines of business: Specialty Programs (Programs) and Fully-Funded (FF).

       Real estate consists of the Harbour Village project in Ponce Inlet, Florida, which is substantially complete.

       In our E&S line,  Environmental  Specialty writes insurance coverages for the environmental  remediation industry.  Construction provides commercial  casualty insurance  coverages,  generally in the area of construction and products  liability.  Excess provides umbrella  liability  coverage  over  other  carriers´  primary  policies.  Surety  provides  payment  and  performance  bonds to the environmental remediation industry.

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
The following table presents key financial data by segment for the six months ended June 30, 2005 and June 30, 2006 (in thousands):

      June 30, 2005          Real                                Insurance
                            Estate
                                                     E&S                         ART           Runoff      Other    Total
-------------------------- --------- ------------------------------------ ------------------- --------- -------- --------
                                       Env.     Const.   Excess   Surety   Specialty    FF
                                                                           Programs
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------

 Gross premiums written          $-   $27,290   $47,046     $989    $935     $43,326    $810         $7    $  -   $120,403
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ---------
  Net premiums written            -    24,124    38,142      198     470       8,784     528        (35)      -     72,211
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ---------
   Net premiums earned            -    18,522    40,734      228     434       8,789     293        155       -     69,155
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ---------
      Losses & loss
       adjustment
        expenses                  -    10,187    24,720      137     452       5,369      10     1,414        -     42,289
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ---------
  Acquisition expenses            -     4,637     9,369      (69)     68         363    (109)     (249)       -     14,010
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ---------
   Underwriting profit
         (loss)                 $ -   $ 3,698    $6,645     $160    $(86)     $3,057    $392   $(1,010)      $-    $12,856
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- --------  --------
   Income tax expense
        (benefit)              $118                                 $445                                   $(20)      $543
-------------------------- --------- ------------------------------------------------------------------ -------- -- ------
      Net earnings             $193                               $6,654                                   $(62)    $6,785
-------------------------- --------- ------------------------------------------------------------------ --------  --------
         Assets              $3,924                             $619,632                                   $  -   $623,556
-------------------------- --------- ------------------------------------------------------------------ --------  --------
         Equity              $2,740                             $111,334                                  $(101)  $113,973
-------------------------- --------- ------------------------------------------------------------------ --------  --------

      June 30, 2006          Real                                Insurance
                           Estate                         E&S                 ART         Runoff     Other     Total
-------------------------- --------- ------------------------------------ ------------------- --------- -------- --------
                                       Env.     Const.   Excess   Surety    Specialty    FF
                                                                            Programs
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
 Gross premiums written          $-   $26,885   $47,578   $1,469   1,955     $36,640  $2,019        $-      $ -  $116,546
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
  Net premiums written            -    19,808    44,048      382   1,083       9,705   1,317         -        -    76,343
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Net premiums earned            -    17,360    41,895      239     784       9,677     940         -        -    70,895
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
     Losses & loss
       adjustment
        expenses                  -    10,174    27,023      143     276       5,581     145      (300)       -    43,312
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
  Acquisition expenses            -     5,012     8,164      (50)    152         143     (13)        -        -    13,408
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Underwriting profit          $ -   $ 2,174    $6,708     $146    $356      $3,683    $808      $300       $-   $14,175
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Income tax expense
        (benefit)          $    (64)                                $606                                    $74      $616
-------------------------- --------- ------------------------------------------------------------------ -------- --------
      Net earnings            $(105)                              $8,547                                   $286    $8,728
-------------------------- --------- ------------------------------------------------------------------ -------- --------
         Assets              $1,886                             $771,949                                    $ -  $773,835
-------------------------- --------- ------------------------------------------------------------------ -------- --------
         Equity                $651                             $167,952                                  $(103) $168,500
-------------------------- --------- ------------------------------------------------------------------ -------- --------
Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following table provides key financial data about the geographic segments for the six months ended June 30, 2005 and June 30, 2006 (in thousands):

       June 30, 2005                United States                   Bermuda                       Total

Income tax                              $ 543                          $  -                         $543
Net earnings                            2,381                         4,404                        6,785
Assets                                474,185                       149,371                      623,556
Equity                                 58,902                        55,071                      113,973
       June 30, 2006                United States                   Bermuda                       Total
Income tax                                616                             -                          616
Net earnings                            2,751                         5,977                        8,728
Assets                                545,236                       228,599                      773,835
Equity                                 58,373                       110,127                      168,500
The following table presents key financial data by segment for the three months ended June 30, 2005 and June 30, 2006 (in thousands):

      June 30, 2005          Real                                Insurance
                            Estate
-------------------------- ---------- ----------------------------------- ------------------- --------- -------- ---------
                                                     E&S                         ART           Runoff      Other    Total
--------------------------- ---------- -------- --------- -------- ------- ----------- ------- --------- -------- -------
                                       Env.     Const.   Excess   Surety  Specialty     FF
                                                                           Programs
-------------------------- ---------- -------- --------- -------- ------- ----------- ------- --------- -------- --------
 Gross premiums written          $-    $13,696   $20,335    $647    $438     $20,583    $493        $-     $ -    $56,192
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------

  Net premiums written            -     13,157    16,026     129     220       5,514     395         -       -     35,441
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Net premiums earned            -      9,777    19,742     116     215       4,480     204         -       -     34,534
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
      Losses &loss
       adjustment
        expenses                  -      5,378    11,899      70      75       2,921      5       1,160       -    21,508
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
  Acquisition expenses            -      2,244     4,790     (36)     21         152    (38)     (249)       -     6,884
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Underwriting profit         $ -
         (loss)                        $ 2,155    $3,035     $82    $119      $1,407   $237     $(911)      $-    $6,142
-------------------------- --------- ------------------------------------------------------------------ -------- --------
   Income tax expense          $102                                 $223                                    $(33)   $292
        (benefit)
-------------------------- --------- ------------------------------------------------------------------ -------- --------
      Net earnings             $165                                $,049                                   $(75)  $3,139
-------------------------- --------- ------------------------------------------------------------------ -------- -------

    June 30, 2006            Real                                Insurance
                            Estate
-------------------------- ---------- ----------------------------------------------------------------- ----------------
                                                    E&S                         ART         Runoff    Other    Total
-------------------------- ---------- -------- --------- -------- ------- ----------- ------- --------- -------- -------
                                       Env.     Const.   Excess   Surety  Specialty     FF
                                                                           Programs
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- -------
 Gross premiums written          $-   $14,244   $25,126    $858   $1,085   $20,295     $1,756        $-    $ -    $63,364
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
  Net premiums written           -     11,737    23,863     214      643     5,922      1,129         -      -      43,508
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
   Net premiums earned           -      9,040    20,981     117      431     4,935        572         -      -      36,076
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- --------
      Losses & loss
       adjustment
        expenses                 -      4,479    13,538      70      151     3,005        145         -      -   21,388
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ------
  Acquisition expenses           -      2,371     3,990     (18)      64       (39)        64         -      -    6,432
-------------------------- --------- --------- --------- -------- ------- ----------- ------- --------- -------- ------
   Underwriting profit         $ -    $ 2,190    $3,453     $65     $216    $1,969       $363        $-     $-    $8,256
-------------------------- --------- ------------------------------------------------------------------ -------- ------
   Income tax expense
        (benefit)             $(39)                              $647                                      $(8)    $600
-------------------------- --------- ------------------------------------------------------------------ -------- ------
      Net earnings            $(63)                            $4,684                                       $6   $4,627
-------------------------- --------- ------------------------------------------------------------------ -------- ------

           The following provides key measurable information about the geographic segments for the three months ended June 30, 2005 and June 30, 2006
(in thousands):

        June 30, 2005                 United States                  Bermuda                       Total
Income tax                                $292                             $-                        $292
Net earnings                               788                          2,351                       3,139
        June 30, 2006                 United States                  Bermuda                       Total
Income tax                                 600                              -                         600
Net earnings                             1,705                          2,922                       4,627
Note 6 - Income Taxes Total income tax expense for the periods ended June 30, 2005 and 2006 was allocated as follows:
                                               Three Months Ended                        Six Months Ended
                                                    June 30,                                 June 30,
                                              2005               2006                  2005               2006
Tax expense attributable to:
   Income from continuing
     operations                        $    291,920         $    599,575             $ 542,727       $    615,775
   Change in unrealized
     gains/(losses) on hedging
     transactions                           (57,018)              10,433                38,449             35,150
   Change in unrealized
     gains/(losses) on securities
     available for sale                   1,301,397             (932,979)              272,809         (1,914,848)
         Total                          $ 1,536,299           $ (322,971)         $    853,985    $    (1,263,923)
                                        ===========           ==========          ============    ================

         United States federal and state income tax expense (benefit) from continuing operations consists of the following components:

                                                         Current                Deferred              Total
         Three months ended:
           June 30, 2005                             $      422,259        $      (130,339)      $      291,920
           June 30, 2006                             $    1,572,959        $      (973,384)      $      599,575
         Six months ended:
           June 30, 2005                             $      997,185        $      (454,458)      $      542,727
           June 30, 2006                             $    1,449,797        $      (834,022)      $      615,775
The state income tax expense (benefit) aggregated $58,476 and $(5,714) for the six months ended June 30, 2005 and 2006, respectively, and $16,250 and $(20,882) for the three months ended June 30, 2005 and 2006, respectively, and is included in the current provision. Income tax expense for the periods ended June 30, 2005 and 2006 differed from the amounts computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                                      2005                 2006                 2005                  2006

Expected income tax expense      $ 1,166,429           $ 1,777,081          $ 2,491,460           $ 3,176,929
Foreign   earned  income  not
   subject to U.S. taxation         (798,899)             (993,431)          (1,497,191)           (2,032,193)
Valuation allowance                        -                     -             (554,515)                    -
State taxes and other                (75,610)             (184,075)             102,973              (528,961)
                               $     291,920           $   599,575         $    542,727           $   615,775
                               =============           ===========         ============           ===========
Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                December 31,            June 30,
                                                                   2005                  2006
         Deferred tax assets:
              Loss reserve discounting                         $  9,288,244       $ 10,183,841
              Unearned premium reserves                           3,118,965          3,286,882
              Unrealized loss on securities                         667,159          2,582,007
              Other                                                 502,989            652,579
         Gross deferred tax assets                               13,577,357         16,705,309

         Deferred tax liabilities:
               Deferred acquisition costs                         1,477,230          1,856,313
               Unrealized gains on hedging transactions             166,336            201,486
          Gross deferred tax liabilities                          1,643,566          2,057,799
                   Net deferred tax asset                       $11,933,791        $14,647,510
                                                                ===========        ===========
Note 7- Stock Options

The Company´s stock option plan grants incentive stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a three year period and have a term of 10 years. The Company uses the Black- Scholes option pricing model to value stock options.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payment in the first quarter of 2006. Compensation expense of $299,241 is reflected in net earnings for the six months ended June 30, 2006 and $158,685 for the three months ended June 30, 2006.

The following table illustrates the effect on earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123R Accounting for Share Based Payments for the three months and six months ended June 30, 2005.

                                      Three Months Ending            Six Months Ending
                                          June 30,                       June 30,
                                            2005                            2005
                                             (In thousands, except per share amounts)
Net earnings:
   As reported                             $ 3,139                   $ 6,785
   Effect of stock options                      26                      (461)
Pro forma net earnings                     $ 3,165                    $6,324
                                           =======                    =======
Net earnings per share:
   Basic - as reported                    $   0.47                  $   1.00
   Basic - pro forma                      $   0.47                  $   0.94

   Diluted - as reported                  $   0.44                  $   0.94
   Diluted - pro forma                    $   0.44                  $   0.88

Note 8  - Subsequent Events

         In July 2006,  the  underwriters  of the  Company´s  recent public  offering  fully  exercised  their  over-allotment  option, purchasing  480,000  additional  shares of common stock at $15.50 per share,  providing  additional net proceeds to the Company of $7.0 million.

Item 2.       Management´s Discussion and Analysis of Financial Condition and Results of Operations

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

         During  2005,  we changed our segment  reporting  to coincide  with our  strategic  direction.  In our segment  reporting  for periods prior to the year ended December 31, 2005, we segregated  our business into real estate  operations,  insurance  operations and other (which  included  realized gains and losses on investments and rescission  expenses).  We continue to segregate our business into real estate  operations,  insurance  operations  and other,  but the  insurance  operations  segment is further  classified  into three additional  segments:  excess and surplus lines,  alternative risk transfer and runoff. The excess and surplus lines segment is further classified  into four business  lines:  environmental,  construction,  excess and surety.  The  alternative  risk  transfer  segment is further classified into two business lines:  specialty programs and fully-funded.  Prior year amounts have been reclassified to conform to the current year  presentation.  Our real estate operations  consist solely of our development of the Harbour Village property.  See
Note 5 to our consolidated financial statements for more information on our segment reporting.

         The  following  information  is presented on the basis of  accounting  principles  generally  accepted in the United States of
America  (“GAAP”)  and should be read in  conjunction  with our  consolidated  financial  statements  and the  related  notes  included elsewhere in this report.  All amounts and percentages are rounded.

         The Company  reported a 47% increase in net earnings  for the three months ended June 30, 2006 to $4.6  million,  or $0.62 per diluted share, compared to $3.1 million, or $0.44 per diluted share, for the same period of 2005.

Financial highlights in the quarter included:

o   Gross premiums written increased 13% to $63.4 million.
o   Net premiums written increased 23% to $43.5 million.
o   Net premiums earned increased 5% to $36.1 million.
o   Net investment income increased 40% to $4.8 million.
o   The combined ratio improved to 95.2% from 98.9%.
o   Book value decreased to $16.77 per outstanding share and $16.14 per diluted share.

Revenues for the quarter  totaled  $40.9  million  compared to $38.6 million in 2005 due to increased  premiums  earned and  investment income.  Net  premiums  earned  increased  $1.5  million or 5% to $36.1  million,  primarily  from  increased  retention  levels in our construction and specialty  program lines of business.  The second quarter combined ratio improved 3.7 percentage  points to 95.2%, and is comprised of a loss ratio of 59.3% and an expense ratio of 35.9%.  Net  investment  income  increased 40% to $4.8 million as average invested  assets  increased 23% to $429 million and the tax equivalent  yield increased 68 basis points to 4.9%.  Annualized  return on average equity for the quarter increased to 15.8% as compared to 11.7% for the same period of 2005.

For the six months  ended June 30,  2006,  net  earnings  improved 29% to $8.7  million,  or $1.19 per diluted  share  compared to $6.8 million,  or $.94 per diluted share for 2005.  Total  revenues of $80.6 million  increased 2% due to increased net premiums  earned and net  investment  income.  Net premiums  earned  increased 3% to $70.9 million due to increased  retention  levels in  construction  and specialty  program  business  lines.  The year to date combined ratio is 97.3% and is comprised of a loss ratio of 61.1% and an expense ratio of 36.2%. Net investment  income increased 41% to $9.3 million due to greater  invested assets and increased  yields.  Annualized return on average equity for the six months ended June 30, 2006 improved to 13.4% from 12.5% for the same period of 2005
.

With the completion of a common equity offering of 3.2 million shares during the quarter, and a fully exercised  over-allotment option of 480,000  shares in July,  the Company  successfully  raised $53.3  million of  additional  capital,  net of offering  expenses.  The offering,  including the  over-allotment,  increased the number of shares outstanding by 54% to 10,525,966 shares. As of June 30, 2006, book value per  outstanding  share  decreased  to $16.77 from $17.54 at December  31, 2005 due to an increase in  unrealized  losses on investments and the increase in common shares outstanding.

         The following table sets forth the Companys consolidated revenues:

                                         Three Months                  Six Months           Three Months      Six Months
                                          Ended June 30,             Ended June 30,          Ended June 30,  Ended June 30
                                        2005      2006               2005         2006       2005 to 2006     2005 to 2006
                                    --------------- ------------- ------------ --------------- ------------- -------------
                                                                (Dollars in thousands)
 Net premiums written:
  Excess and Surplus Lines
     Environmental                $  13,157     $ 11,737        $ 24,124    $   19,808           (10.8)%       (17.9)%
     Construction                    16,026       23,863          38,142        44,048            48.9          15.5
     Excess                             129          214             198           382            65.9          92.3
     Surety                             220          643             470         1,083           192.1         130.4
     Total                           29,532       36,457          62,934        65,321            23.4           3.8
  Alternative Risk Transfer
     Specialty Programs               5,514        5,922           8,784         9,705             7.4          10.5
     Fully-Funded                       395        1,129             528         1,317           185.9         149.4
     Total                            5,909        7,051           9,312        11,022            19.3          18.4
  Runoff                                  -            -             (35)            -               -        (100.0)
      Total net premiums
      written                     $  35,441     $ 43,508        $ 72,211      $ 76,343            22.8%          5.7%
                                  =========     ========        ========      ========            ======         ====

 Net premiums earned:
  Excess and Surplus Lines
     Environmental                $   9,777     $  9,040        $ 18,522      $ 17,360          (7.5)%         (6.3)%
     Construction                    19,742       20,981          40,734        41,895           5.9            2.9
     Excess                             116          117             228           239           0.9            4.8
     Surety                             215          431             434           784         100.4           80.6
     Total                           29,850       30,569          59,918        60,278           2.4            0.6
  Alternative Risk Transfer
     Specialty Programs               4,480       4,935           8,789          9,677          10.2           10.1
     Fully-Funded                       204         572             293            940         180.5          220.8
     Total                            4,684       5,507           9,082         10,617          17.6           16.9
  Runoff                                  -           -             155             -              -        (100.0)

      Total net premiums earned
                                    $34,534      $36,076         $69,155       $70,895           4.5%          2.5%
Net investment income                 3,427        4,795           6,584         9,270          39.9           40.8
Net realized gains (losses)             (96)          (3)            (44)          360          96.9          918.2
Real estate income                      691            -           3,000             -        (100.0)       (100.0)
Other income                             34           23              36            87         (32.4)         141.7
Total Revenues                     $ 38,590     $ 40,891         $78,731      $ 80,612           6.0%          2.4%
                                   ========     ========         =======      ========           =====         ====
The following table sets forth the components of the Company´s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended          Six months ended
                                                     June 30,                   June 30,

                                                2005         2006           2005        2006
Insurance operations:
 Loss and loss adjustment expense ratio          62.3%       59.3%          61.2%       61.1%
 Expense ratio                                   36.6        35.9           35.5        36.2
    Combined ratio.........................      98.9%       95.2%          96.7%       97.3%
                                                 =====       =====          =====       =====
Three Months ended June 30, 2006 Compared to Three Months ended June 30, 2005

Net Premiums Earned

Excess and Surplus Lines>

            Environmental. Net premiums earned decreased 7.5% to $9.0 million in the second quarter of 2006 compared to the same quarter of 2005. Net premiums earned and written decreased primarily due to the Company´s decision to exit the New York market. Net premiums written decreased 10.8% to $11.7 million in the second quarter of 2006 compared to $13.2 million for the same quarter of 2005. Gross written premiums increased 4% to $14.0 million in the second quarter of 2006 compared to $13.7 million for the same quarter of 2005. The increase in premiums was driven primarily by a 7% increase in Prostar online premiums, and a 5% increase in the environmental impairment liability premiums. These increases were offset in part by a 4% decrease in the middle market business.

            Construction. Net premiums earned increased 5.9% to $20.9 million in the second quarter of 2006 compared to $19.7 million for the same quarter of 2005. Net premiums written increased 48.9% to $23.9 million in the second quarter of 2006 compared to $16.0 million for the same quarter of 2005. Gross premiums written increased 24% to $25.9 million in the second quarter of 2006 compared to $20.9 million for the same quarter of 2005. Gross premiums written, net premiums earned and net premiums written all increased primarily due to an increase in premium writings in non-western states as a result of the Company´s geographic diversification efforts. The Company´s geographic expansion beyond the western U.S. increased gross premiums written to $2.5 million from $760,000. Overall, the Company has continued to maintain restrictive policy terms and conditions in its construction line.

            Excess. Net premiums earned increased to $117,000 in the second quarter of 2006 compared to $116,000 for the same quarter of 2005. Net premiums written increased to $214,000 in the second quarter of 2006 compared to $129,000 for the same quarter of 2005. Gross premiums written increased to $860,000 in the second quarter of 2006 compared to $650,000 for the same quarter of 2005. The increase in premiums was a result of the Company adding a senior underwriting manager and an underwriting team that will be responsible for growing the Company´s excess product, developing its non-construction general liability business and assisting in the geographic diversification efforts in the construction line.

            With the addition of new staff, the Company has expanded its excess liability product to write over other carriers´s primary policies and to offer umbrella liability coverage. The Company also increased the available policy limits up to $5.0 million. The Company´s excess product offering will be focused primarily in the construction and products liability area.

            The non-construction general liability business will offer both primary and excess products to small to middle market accounts. Certain high severity classes of risks such as invasive, medical products, pharmaceuticals, and neutraceuticals will be avoided. Effective July 1,a new quota share reinsurance arrangement for the excess and non-construction business was completed with a maximum retention of $1.0 million.

            Surety. Net premiums earned increased to $431,000 in the second quarter of 2006 compared to $215,000 for the same period of 2005. Net premiums written increased to $643,000 in the second quarter of 2006 compared to $220,000 for the same period of 2005. Gross written premiums increased to $1.1 million in the second quarter of 2006 compared to $436,000 for the same period of 2005. The increase in surety premiums is primarily due to the Company´s focus on growing its environmental contractor surety business, a currently underserved market segment. In line with the Compan´ss strategy to increase its retention levels, effective June 1, 2006, the Company did not renew the quota share reinsurance treaty in its surety line.

Alternative Risk Transfer

            Specialty Programs. Net premiums earned increased 10.2% to $4.9 million in the second quarter of 2006 compared to $4.5 million for the same quarter of 2005. Net premiums earned increased due to increased retentions. Net premiums written decreased 7.4% to $5.5 million in the second quarter of 2006 compared to $5.9 million for the same quarter of 2005. Gross written premiums decreased 1.4% to $20.3 million in the second quarter of 2006 compared to $20.6 million for the same quarter of 2005. The decrease was primarily attributable to premiums generated by a program that was not renewed in the fourth quarter of 2005. The Company added one new program during the second quarter, a claims made miscellaneous errors & omissions liability program. This program is expected to add approximately $1.5 million of gross written premiums during 2006 and $5.0 million in 2007. The Company assumes a 20% quota share retention in the first $2.0 million layer of coverage on this program.

            Fully Funded. Net premiums earned increased 180.5% to $572,000 in the second quarter of 2006 compared to $204,000 for the same quarter of 2005. Net premiums written increased 185.9% to $1.1 million in the second quarter of 2006 compared to $394,000 in the same quarter of 2005. Fee income earned in the quarter from the fully funded lines increased more than 17% to $374,000 in the second quarter of 2006 compared to $320,000 in the same quarter of 2005.

Runoff

            Both net earned and net premiums written decreased to zero for the quarter ended June 30, 2006 and 2005 respectively. The Company put its assumed liability program and workers´ compensation business into runoff in 2004 because they did not meet the Company´s profit or production expectations.

Net Investment Income

            Net investment income increased 39.9% to $4.8 million in the quarter ended June 30, 2006 from $3.4 million in the quarter ended June 30, 2005 due to higher levels of invested assets and an increased investment yield. Average invested assets increased to $429.3 million in the quarter ended June 30, 2006 from $348.9 million in the same quarter of 2005. The tax equivalent yield increased 68 basis points to 4.9%

Net Realized Gains and Losses

            Net realized losses decreased to $3,000 in the second quarter of 2006 compared to $96,000 for the same period of 2005. Sales of investments are generally the result of changing investment strategies to maximize investment income

. Real Estate Income

            The Company did not have any real estate income in the second quarter of 2006 compared to $691,000 in the second quarter of 2005. The reduction in real estate income was due to the substantial completion of the Harbour Village project. The final condominium units at Harbour Village were sold and closed in the second quarter of 2005.

            The Company does not engage in any real estate activities, except for the completion of the remainder of the Harbour Village project, which includes the construction of a beach club and the management of remaining warranty claims on previously sold condominium units. The Company does not expect to engage in any real estate activities in the future. The earnings and funds generated from Harbour Village have been invested into the Company´s insurance operations.

Losses and Loss Adjustment Expenses

             In the quarter ended June 30, 2006, the Company´s loss ratio decreased 3.0 points to 59.3% as compared to 62.3% for the same period of 2005. This decrease was attributable to the absence of any adverse loss reserve development in the second quarter of 2006. For the second quarter of 2005 adverse loss development was $1.1 million on discontinued lines.

Acquisition Expenses

            Acquisition expenses are amounts that are paid to agents and brokers for the production of premiums for the Company offset in part by the ceding commissions we retain from our reinsurers. For our program business, fees are typically earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses also include amounts paid for premium taxes to the states where the Company does business on an admitted basis. Acquisition expenses were $6.4 million in the quarter ended June 30, 2006 compared to $6.9 million in the quarter ended June 30, 2005. Acquisition expenses as a function of net earned premiums were 17.8% in the quarter ended June 30, 2006 and 19.9% in the quarter ended June 30, 2005. The decrease was primarily due to increased retention levels.

Real Estate Expenses

            Real estate expenses decreased to $102,000 for the second quarter of 2006 compared to $424,000 for the same period of 2005. The decrease in real estate expenses was primarily due to substantial completion of the Harbour Village project.

Payroll and Other Expenses

            Payroll and other expenses increased to $7.8 million in the second quarter of 2006 compared to $6.4 million for the same period of 2005. Payroll expenses increased by $810,000 for the second quarter of 2006 compared to the second quarter of 2005, resulting from an increased head count and costs associated with the expensing of the cost of stock options resulting from adoption FAS 123R on January 1, 2006. FASB statement 123R governing the expensing of stock options that was implemented in the first quarter of 2006. Expensing of options totaled $158,000 for the second quarter of 2006. Other expenses increased by $500,000 for the second quarter of 2006 compared to the same quarter of 2005. This increase was primarily due to increased interest costs of $574,000 resulting from the issuance of trust preferred securities in November 2005.

Income taxes

            Income taxes for the quarter ended June 30, 2006 totaled $600,000 for an effective tax rate of 11.5% compared to $292,000 for an effective tax rate of 8.5% for the same period of 2005. This increase in tax expense is a result of higher earnings for U.S. operations in 2006 compared to 2005.

Six Months ended June 30, 2006 Compared to Six Months ended June 30, 2005

Net Premiums Earned

Excess and Surplus Lines

            Environmental. Net premiums earned decreased 6.3% to $17.4 million in the first six months of 2006 as compared to $18.5 million for the same period in 2005. Net premiums written decreased 17.9% to $19.8 million compared to $24.1 million for the same time period of 2005. Gross premiums written decreased 1.5% to $26.9 million for the first six months of 2006 compared to $27.3 million for the same period of 2005. The decline in premium writings was due primarily to three factors: (i) $1.8 million of reinstatement reinsurance premiums resulting from the settlement of a prior year claim (ii) a decline in the Company´s middle-market business due to increased competition and the overall changing pricing conditions in the market place; and (iii) an expected decline in the Company´s book of environmental contractor and consultant premiums in the State of New York as a result of changes in the underwriting process, which the Company believes will improve the ultimate profitability of the environmental business line. These decreases were offset, in part, by strong growth in business submitted through the Company´s ProStar online rating and quoting system (“ProStar“) and business from the Company´s environmental impairment liability products. The Company intends to focus its efforts on expanding ProStar´s capabilities and increasing its market share of insuring environmental risks of small and medium-sized businesses.

            Construction. Net premiums earned increased 2.9% to $41.9 million in the first six months of 2006 as compared to $40.7 million for the same time period in 2005. Net premiums written increased 15.5% to $44.0 million compared to $38.1 million for the same time period of 2005. Gross premiums written increased 1.1% to $47.6 million for the first six months of 2006 compared to $47.0 million for the same period of 2005. The increase in net premiums written and net premiums earned was primarily due to increased retentions and geographic diversification.

            Excess. Net premiums earned increased 4.8% to $239,000 in the first six months of 2006 as compared to $228,000 for the same time period in 2005. Net premiums written increased 92.3% to $382,000 in the first six months of 2006 compared to $198,000 for the same time period of 2005. Gross premiums written increased 48.5% to $1.5 million for the first six months of 2006 compared to $989,000 for the same time period of 2005. The increase in premiums was due to the Company adding a senior underwriting manager and an underwriting team that will be responsible for growing the Company´s excess product, developing its non-construction general liability business and assisting in the geographic diversification efforts in the construction line.

             Surety. Net premiums earned s increased 80.6% to $784,000 in the first six months of 2006 as compared to $434,000 for the same time period in 2005. Net premiums written increased 130.4% to $1.1 million compared to $470,000 for the same time period of 2005. Gross premiums written increased 109% to $2.0 million for the first six months of 2006 compared to $935,000 for the same period of 2005. The increase in premiums is attributable to the Company focusing its growth efforts in environmental contractor surety. In line with the Company´s strategy to increase its retention levels, effective June 1, 2006, the Company did not renew the quota share reinsurance treaty in its surety line.

Alternative Risk Transfer

            Specialty Programs. Net premiums earned increased 10.1% to $9.7 million for the first six months of 2006 as compared to $8.8 million for the same time period in 2005. Net premiums written increased 10.5% to $9.7 million compared to $8.8 million for the same time period of 2005. This increase is primarily due to increased retention levels on selected programs allowing the Company the opportunity to increase earnings potential from underwriting profits. Gross premiums written decreased 15.4% to $36.6 million for the first six months of 2006 compared to $43.3 million. The decrease in gross premiums written is attributable to premiums generated by a program that was not renewed in the fourth quarter of 2005.

            Fully Funded. Net premiums earned increased 220.8% to $940,000 for the first six months of 2006 as compared to $293,000 for the same time period in 2005. Net premiums written increased 149.4% to $1.3 million compared to $528,000 for the same time period of 2005. Fee income earned for the first six months of 2006 increased 110.9% to $867,000 compared to $411,000 for the same period of 2005.

            Runoff. Both net premiums earned and net premiums written decreased to zero for the six months ended June 30, 2006 compared to $155,000 and negative $35,000 for the same period of 2005, respectively

. Net Investment Income

            Net investment income increased 40.8% to $9.3 million in the six months ended June 30, 2006 from $6.6 million in the six months ended June 30, 2005 due to higher levels of invested assets and increased investment yield. Average invested assets increased to $425.1 million from $342.5 million. The tax equivalent yield increased 68 basis points to 4.9%.

Net Realized Gains and Losses

            Net realized gains and losses changed from a net loss of $44,000 in the six months ended June 30, 2005 to a net gain of $360,000 for the six months ended June 30, 2006. Sales of investments are generally the result of changing investment strategies to maximize investment income. In the first quarter of 2006, the Company rebalanced its common stock investment portfolio, in accordance with its investment policies, which resulted in $215,000 of net realized gains. The remainder of net realized gains were from sales of fixed income securities.

Real Estate Income

            The Company did not have any real estate income in the first six months of 2006 compared to $3.0 million in the first six months of 2005. The reduction in real estate income was due to the substantial completion of the Harbour Village project. The final condominium units at Harbour Village were sold and closed in the second quarter of 2005.

Losses and Loss Adjustment Expenses

            For the six months ended June 30, 2006, the Company´s loss ratio was 61.1% compared to 61.2% for the same period of 2005. For the six months ended June 30, 2006 the Company experienced an adverse loss development of $688,000 compared to $1.1 million for the six months ended June 30, 2005. The 2006 reserve strengthening primarily was related to the settlement of a prior year New York claim which required $1.0 million of reserve strengthening offset in part by favorable development in the Company´s environmental business line. The reserve strengthening for the six months ended June 30, 2005 was on the Company´s runoff lines of business.

Acquisition Expenses

            Policy acquisition expenses decreased to $13.4 million for the six months ended June 30, 2006 from $14.0 million for the six months ended June 30, 2005. Acquisition expenses as a function of net earned premiums were 18.9% for the six months ended June 30, 2006 compared to 20.3% for the six months ended June 30, 2005. The decrease was primarily due to increased retention levels.

Real Estate Expenses

            Real estate expenses decreased to $170,000 for the first six months of 2006 compared to $2.7 million for the same period of 2005. The decrease in real estate expenses was primarily due to the substantial completion of the Harbour Village project.

Payroll and Other Expenses

            Payroll and other expenses increased to $14.9 million for the first six months of 2006 compared to $11.9 million for the same period of 2005. Payroll expenses increased by $1.4 million for the for the first six months of 2006 compared to 2005, resulting from an increased head count and costs associated with FASB statement 123R the expensing of stock options which was implemented in the first quarter of 2006. Expensing of options totaled $299,000 for the first six months of 2006. Other expenses increased by $1.6 million for the first six months of 2006 compared to 2005. This increase was due to increased interest costs of $1.2 million resulting from the issuance of trust preferred securities in November 2005.

Minority Interest Expense

            Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG, a valuation allowance on its net deferred tax assets had been established. For the first six months of 2005, American Safety RRG included in income the reduction of its $554,000 valuation allowance as judgment about the realizability of American Safety RRG´s deferred tax assets change due to its profitability. As a result, the Company´s minority interest expense for the six months ended June 30, 2005 was $539,000. In first six months of 2006, American Safety RRG included in expense $764,000 related to the settlement of a prior year claim. Net of taxes, the claim affected American Safety RRG “s net earnings by $505,000. As a result, minority interest expense for the six months ended June 30, 2006 was a benefit of $512,000.

Income taxes

            Income taxes for the six months ended June 30, 2006 totaled $616,000 for an effective tax rate of 6.6% compared to $543,000 for an effective tax rate of 7.5% for the same period of 2005. The primary reason for the lower tax rate for the six months ended June 30, 2006 was due to the settlement of a prior year New York claim in the first quarter of 2006, which resulted in a $2.8 million pretax charge. The majority of this settlement was incurred by the Company “s U.S. subsidiaries.

Equity

            The Company´s total equity at June 30, 2006 was $168.5 million compared to $118.4 million as at December 31, 2005. During the second quarter of 2006 the Company raised an additional $46.0 million net of expenses through a public stock offering. The Company issued $3.2 million shares as a result of this transaction. In July 2006, the Company´s underwriters fully exercised their over-allotment option, purchasing 480,000 additional shares of common shares at $15.50 per share. This resulted in the Company receiving an additional $7.0 million net of expenses.

Liquidity and Capital Resources

            We meet our cash requirements and finance our growth principally through cash flows generated from operations and the issuance of securities. Our primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses.

            In June 2006 we issued 3,200,000 shares of our common stock in an underwriting public offering at a price of $15.50 per share. Net of underwriting discounts and expenses we recevied $46.0 million. We intend to use the net proceeds from the sale of the Common Shares in this offering to implement our business and growth strategy by (i) increasing the capital and surplus base of our insurance subsidiaries in order to expand in the markets where we currently operate and to retain additional premium on the policies we currently underwrite and (ii) use the balance of the net proceeds for general corporate purposes, including potential acquisitions. The precise amounts and timing of expenditures of the net proceeds will depend on our funding requirements and the availability of other capital resources. Previously in November 2005, we issued $25.0 million in trust preferred securities.

            Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, our future liquidity requirements may vary; therefore, we have structured our investment portfolio maturities to help mitigate the variations in those factors. We believe our current cash flows are sufficient for the short-term needs of our business and its invested assets are sufficient for the intermediate term needs of our insurance business.

            Net cash provided from operations was $30.8 million for the six months ended June 30, 2006 and $30.9 million for the same period of 2005.

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

            We substantially completed the Harbour Village project in 2005. The estimated completion cost for the remainder of the Harbour Village project is approximately $600,000 and represents amounts needed to construct a beach club and manage remaining warranty claims on closed condominium units. An accrual of this amount has been established. Management believes that cash on hand will meet the remaining liquidity needs of Harbour Village.

Off Balance Sheet Arrangements

See "Off-Balance Sheet Arrangements" in Item 7 of the Company´s Form 10-K for the year ended December 31, 2005.

Contractual Obligations

See "Contractual Obligations" in Item 7 of the Company´s Form 10-K for the year ended December 31, 2005.

Income Taxes
            We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. We, exclusive of our United States subsidiaries, do not consider ourselves to be engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

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

     o   our expenditures  for the contributions of new programs;

     o   our future liquidity requirements
            Actual results may differ materially from the results suggested by the forward-looking statements for a number of reasons including those described in Part II-Item 1A – “Risk Factors”. We have made these statements based on our plans and analyses of our Company, our business and the insurance industry as a whole. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives will be achieved. We expressly disclaim any obligation to update any forward-looking statement unless required by law.

See Part II-Item 1A-“Risk Factors”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a in-depth discussion of the Company´s market risks, see Management´s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company´s Form 10-K for the year ended December 31, 2005 and Note 4 to the Consolidated Financial Statements herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            The Company´s management, with the participation of the Company´s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company´s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report, concluded that, as of such date, the Company´s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

Changes in Internal Control

            There were no changes in the Company´s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company´s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company´s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            We, through our subsidiaries, are routinely a party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results, except for the matters discussed below or in “Legal Proceedings” in Item 3 of our Form 10-K for the fiscal year ended December 31, 2005 and as discussed herein.

            Warranty Reinsurance Litigation. We are a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty ” issue. American Safety Reinsurance, Ltd. (“American Safety Re”) was an excess-of-loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that provided insurance coverage to automobile dealerships and other providers that were obligors on automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation). This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty. As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

            The liquidators of National Warranty have made claims of $25.4 million pursuant to two reinsurance contracts issued by American Safety Re to National Warranty in 2002 and 2003. In addition, consumers of vehicle service contracts have sued American Safety Re, and the trial court certified that case as a class action, although we are appealing that determination. Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty. There are five sellers/obligors cases against us and other professional services providers, including other reinsurers, relating to National Warranty, with claims in excess of $2.6 million. All of these claims are based on fraud and/or theories of contractual violations. We continue to believe that American Safety Re has valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies, which varies based on premium and loss ratios, and that most of the claimants cannot make claims directly against it. We have an accrual in place that we believe will be sufficient to satisfy any potential liability relating to the outcome of these matters.

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

            Sizemore v. American Safety Insurance Services, Inc. et al., Case No 2005-31704, Circuit Court, Seventh Judicial District, Volusia County, Florida. American Safety Insurance Services, Inc., its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by Ponce Marina, Inc. in the amount of $400,000 plus interest and costs. The plaintiff also intends to seek class certification on behalf of himself and 21 other unnamed plaintiffs for the case on these claims in excess of $1.7 million plus interest and costs. On January 27, 2006, the trial court dismissed the case. The plaintiff was permitted to file an amended complaint on or before March 6, 2006. The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery, some of which were also alleged in the Griggs case. On May 4, 2006, the trial court dismissed the case and gave the plaintiff 20 days to file an amended complaint. The plaintiff filed a third amended complaint and our third Motion to Dismiss will be heard on August 22, 2006. We continue to vigorously defend this case, as we believe that the case is without merit. Based on the merits of the case and the likelihood of ultimate payment, we have not established an accrual for the decision.

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

            A.M. Best assigns ratings that represent an independent opinion of an insurer´s ability to meet its obligations to policyholders that is of concern primarily to policyholders, insurance brokers and agents and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating could impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

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

            We believe that competition in the specialty insurance markets that we target is fragmented and not dominated by one or more competitors. We face competition from several companies, such as insurance companies, reinsurance companies, underwriting agencies, program managers and captive insurance companies. Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. We compete on the basis of many factors, including coverage availability, claims management, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial strength ratings and reputation. If any of our competitors offers premium rates, policy terms or types of insurance that are more competitive than ours, we could lose business. If we are unable to compete effectively in the markets in which we operate or to establish a competitive position in new markets, our financial condition and operating results would be adversely impacted

. Our actual incurred losses may be greater than reserves for our losses and loss adjustment expenses.

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

            Notwithstanding these efforts, the establishment of appropriate reserves for losses and loss adjustment expenses reserves is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist or where the risks insured are long-tail in nature, in that claims that have occurred may not be reported to us for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable, which may cause our reserve estimates for this business line to be more volatile. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we intend to increase our risk retention. For example, during the last two years, we increased our loss reserves as a result of litigation matters specifically related to our construction lines policies and policies written on runoff lines, which lowered our net earnings and shareholders´ equity during these periods.

            To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased. In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers in the form of reinstatement premiums. These increases in reserves and reinstatement premiums would adversely impact our financial condition and operating results. To the extent any individual case reserves prove to be inadequate, our financial condition and operating results would be adversely affected. For more information on our losses and loss adjustment expenses, see “Management”s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices would be adversely affected.

            Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers´ reactions to the specific risks that we underwrite, but also events that impact the overall reinsurance industry, such as the recent hurricanes in 2005. If we are unable to maintain or replace our reinsurance, our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

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

            We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security. To protect against our reinsurers´ inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional capital.

We are subject to risks related to litigation.

            From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual, or a sufficient accrual, for damages or expenses. For information on the material litigation in which we are involved, see “ Part II Other Information ? Legal Proceedings.”

We rely on independent insurance agents and brokers to market our products.             We market most of our insurance products through approximately 230 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results.

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

Our growth strategy is dependent on several factors, the failure to achieve any one of which may impair our ability to expand our operations or may prevent us from operating profitably.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement our business strategies could be delayed or hindered.

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

If you acquire 10% or more of the Common Shares, you may be subject to taxation under the “controlled foreign corporation”(“CFC”) rules.

            Under certain circumstances, a “U.S. 10% shareholder” (as defined in “Certain Tax Considerations Certain U.S. Federal Income Tax Considerations Tax Treatment of Shareholders Classification as a Controlled Foreign Corporation”) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes that U.S. 10% shareholder's “Subpart F Income,” even if the “Subpart F Income” is not distributed to that U.S. 10% shareholder. “Subpart F Income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC´s country of incorporation.

            We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person who acquires Common Shares directly or indirectly through one or more foreign entities should be required to include our “Subpart F Income” in income under the CFC rules of the Internal Revenue Code of 1986, as amended (the “Code”). It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain that challenge, in which case your investment could be materially adversely affected.

U.S. persons who hold Common Shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

             If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes that person´s pro rata share of that company´s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2005 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. persons who dispose of Common Shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gain, if any.

             Section 1248 of the Code provides that if a U.S. person sells or exchanges stock of a foreign corporation and that person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of that person´s share of the CFC´s earnings and profits (determined under U.S. federal income tax principles) during the period that person held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. shareholder of American Safety Insurance, other than Frederick C. Treadway or Treadway Associates, L.P., or their successors, heirs or assigns, should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of American Safety Insurance. As a result, American Safety Insurance should not be a CFC and Section 1248 of the Code, as applicable under the general CFC rules, should not apply to dispositions of our shares. It is possible, however, that the IRS could challenge these provisions in our organizational documents and that a court could sustain that challenge. To the extent American Safety Insurance is a CFC, a 10% U.S. Shareholder may in certain circumstances be required to report a disposition of Common Shares by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs.

            For purposes of Section 1248 of the Code and the requirement to file Form 5471, special rules apply with respect to a U.S. person´s disposition of shares of a foreign insurance company that has RPII during the five-year period ending on the date of the disposition. In general, if a U.S. person disposes of shares in a foreign insurance corporation in which U.S. persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation´s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of that person´s shares of the corporation´s undistributed earnings and profits that were accumulated during the period that person owned the shares (whether or not those earnings and profits are attributable to RPII). As a result of the special rules and proposed Treasury Department regulations, the IRS may assert that Section 1248 of the Code and the requirements to file Form 5471 apply to dispositions of Common Shares because American Safety Insurance is engaged in the insurance business indirectly through subsidiaries.

U.S. persons who hold Common Shares will be subject to adverse tax consequences if American Safety Insurance is considered to be a Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.

             If American Safety Insurance is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns Common Shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if American Safety Insurance were considered a PFIC, upon the death of any U.S. individual owning Common Shares, that individual´s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. American Safety Insurance does not believe that it is, and does not expect to become, a PFIC for U.S. federal income tax purposes. No assurance can be given, however, that American Safety Insurance will not be deemed a PFIC by the IRS. If American Safety Insurance were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, that guidance would have on an investor that is subject to U.S.federal income taxation.

American Safety Insurance, American Safety Re and American Safety Assurance may become subject to Bermuda taxes in the future.

            Bermuda currently imposes no income tax on corporations. American Safety Insurance, American Safety Re and American Safety Assurance have received an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended (the "Tax Protection Act"), that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax will not be applicable to American Safety Insurance, American Safety Re or American Safety Assurance until March 28, 2016. No assurance can be given that American Safety Insurance, American Safety Re or American Safety Assurance will not be subject to any Bermuda tax after that date.

The impact of Bermuda“s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect American Safety Insurance´s, American Safety Re“s and American Safety Assurance“s tax status in Bermuda.

            The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD´s report dated April 18, 2002 and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes.

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

We operate in a heavily regulated industry, and existing and future regulations may constrain how we conduct our business and could impose liabilities and other obligations upon us.

            Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of our insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and nonfinancial components of an insurance company´s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company´s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them has been identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

            Dividend Regulation. Like other insurance holding companies, American Safety Insurance Holdings, Ltd. relies on dividends from its insurance subsidiaries to be able to pay dividends and fulfill its other financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to pay dividends and fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety Insurance Holdings, Ltd. is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments. Under the Companies Act, 1981 of Bermuda (the “Companies Act”), insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We do not anticipate paying cash dividends on the Common Shares in the near future.

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

Risk Factors Relating to the Common Shares
Our stock price may be subject to significant fluctuations.
The stock price for the Common Shares may fluctuate in response to a number of factors, including:
o        quarterly variations in our operating results;

o        changes in expectations about our future operating results;

o        changes in financial estimates and recommendations by securities analysts concerning us or the insurance industry generally;

o        operating and stock price performance of other companies that investors may deem comparable;

o        news reports relating to our business and trends in our markets;

o        changes in the laws and regulations affecting our business;

o        acquisitions and financings by us or others in the insurance industry; and

o        sales, or the possibility of future sales, of substantial amounts of Common Shares by our executive officers,
         directors or principal shareholders, or the perception   that these sales will or could occur.
Common Shares held by our executive officers and directors, as well as any Common Shares held by the selling shareholders not subject to this offering are subject to lock-up agreements for a period of 90 days after the date of the underwriting agreement. See “Underwriting.”

The trading market for the Common Shares is thin, which could result in illiquidity of an investment in the Common Shares.

            The Common Shares trade on the New York Stock Exchange. The average daily trading volume of the 52 weeks ended August 11, 2006 was approximately 23,000 shares. While the Common Shares to be sold in this offering will increase the number of shares available for trading, a more active trading market may not develop and, if it does develop, it may not be sustained, which could result in illiquidity of an investment in the Common Shares.

Limitations on share ownership and voting rights might prevent a third party from acquiring us.
            Our Bye-Laws provide that no shareholder may vote more than 9.5% of the outstanding Common Shares, regardless of the percentage of the Common Shares a shareholder owns. This restriction does not apply to Frederick C. Treadway (one of our founders) or Treadway Associates, L.P., a limited partnership owned by Mr. Treadway and his children, including their respective heirs, successors and assigns. Additionally, this provision may only be amended with the consent of Mr. Treadway or Treadway Associates, L.P.

            Our Bye-Laws contain other provisions that may be viewed as preventing a third party from acquiring us. Specifically, our Bye-Laws prohibit an “interested shareholder” of American Safety Insurance from either directly or indirectly being a party to or taking any action in connection with any “business combination” with American Safety Insurance for a period of five years following the date that person first became an “interested shareholder,” unless (a) the “business combination” was approved by a prior resolution of the “continuing directors” of our Board of Directors or (b) the “business combination” was approved by a prior resolution of at least 66(2)/3% of the outstanding voting shares of American Safety Insurance other than those voting shares beneficially held by an “interested shareholder.” Under these provisions, Mr. Treadway and Treadway Associates L.P., and their respective heirs, successors and assigns, are not interested shareholders. Our Bye-Laws require the affirmative vote of at least 66(2)/3% of the outstanding voting shares to amend, repeal or adopt any provision inconsistent with the foregoing provision. In addition, our Bye-Laws provide for a classified or “staggered” Board of Directors.

            These provisions could have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to acquire us. To the extent that these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the Common Shares. Further, any acquisition of us would require the prior approval of the Bermuda Monetary Authority. In addition, under Delaware and Oklahoma law, as a result of our ownership of American Safety Casualty Insurance Company and American Safety Indemnity Company, respectively, no person may obtain 10% or more of our voting shares without the prior approval of the insurance departments of those states. For more information on the limitations on our share ownership and the ability to exercise voting power on our shares, see “Description of the Common Shares.”

            The risk factors presented above are all of the ones we consider material as of the date of this filing. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis may be incorrect. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In that case, the trading price of the Common Shares could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            Not applicable

Item 3. Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of shareholders on June 19, 2006. Cody W. Birdwell, Frank D. Lackner, and Thomas W. Mueller were reappointed as directors of the Company. Steven L. Groot was elected a director of the Company. BDO Seidman, LLP was ratified as the Company´s independent registered accounting firm.

Item 5. Other Information

            None.

Item 6. Exhibits

                  The following exhibits are filed as part of this report:

                           Exhibit No.               Description

                           3.1                       Memorandum  of   Association  of  American   Safety   Insurance   Holdings,   Ltd.
                                                     (incorporated  by reference to Exhibit 3.1 to Amendment No.1 to the  Registration
                                                     Statement on Form S-1 of American Safety Insurance  Holdings,  Ltd.  (Registration
                                                     No.333-42749)  as filed with the SEC on January 27,  1998) and the Certificate of
                                                     Incorporation of Change of Name

                           3.2                       Bye-Laws of American Safety Insurance  Holdings,  Ltd.  (incorporated by reference to Exhibit 3.2  to Amendment  No. 1 to the  Registration  Statement on Form S-1 of
                                                     American Safety Insurance  Holdings,  Ltd.  (Registration  No.333-42749) as filed with the SEC on January 27, 1998)

                           11                        Computation of Earnings Per Share

                           31.1                      Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                           31.2                      Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

                           32.1                      Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                           32.2                      Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

                                                    SIGNATURES

           Pursuant to the  requirements  of the  Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2006.

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
                                                                      Chief Financial Officer
                                                                     (Principal Financial Officer)

                                                      Exhibit 11

                              American Safety Insurance Holdings, Ltd. and subsidiaries
                                          Computation of Earnings Per Share

                                                    Three Months Ended                   Six Months Ended
                                                June 30,          June 30,          June 30,           June 30,
                                                  2005              2006              2005               2006

Basic:
Earnings available to common
shareholders........................        $  3,138,754      $  4,627,134      $  6,785,097       $  8,728,133
                                            ============      ============      ============       ============
Weighted average common shares
outstanding........................            6,718,269         7,106,393         6,754,670          6,935,489
                                             ===========       ============      ===========          =========

Basic earnings per common shares ...        $       0.47       $      0.65      $       1.00        $      1.26
                                            ============       ===========      ============        ===========
Diluted:
Earnings available to common
shareholders..........................      $  3,138,754       $ 4,627,134      $  6,785,097       $  8,728,133
                                            ============       ===========      ============       ============

Weighted average common shares
outstanding............................        6,718,269         7,106,393         6,754,670          6,935,489

Weighted average common shares
equivalents associated with options....          400,382           391,613           442,421            393,469

Total weighted average common
shares.................................        7,118,651         7,498,006          7,197,091          7,328,958
                                            ============       ===========       ===========        ============

Diluted earnings per common
shares..............................        $       0.44       $      0.62        $    0.94        $        1.19
                                            ============       ===========       ===========       =============

                                                                                                                         Exhibit 31.1

                                  Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002,

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

4)       The registrant ´s other certifying  officer(s) and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

                  (b) Evaluated  the  effectiveness  of the  registrant´s  disclosure  controls  and  procedures  and  presented  in this report our conclusions  about the  effectiveness  of the  disclosure  controls  and  procedures,  as of the end of the period covered by this report based on such evaluation; and

                  (c) Disclosed in this report any change in the  registrant´s  internal  control over financial  reporting that occurred during the registrant´s most recent fiscal quarter (the  registrant´s  fourth fiscal quarter in the case of an annual report)
                      that has materially  affected,  or is reasonably likely to materially  affect,  the registrant´s  internal control over financial reporting; and

5)       The registrant´s  other certifying  officer(s) and I have disclosed,  based on our most recent  evaluation of internal control over financial  reporting,  to the registrant´s  auditors and the audit committee of the registrant´s  board of directors
              (or persons performing the equivalent functions):

(a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant´s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant´s internal controls over financial reporting.

                  Date: August 14, 2006
                                                                       /s/Stephen R. Crim
                                                                       Stephen R. Crim
                                                                       President and Chief Executive Officer

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

4)       The registrant´s other certifying  officer(s) and I are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

                 (b) Evaluated  the  effectiveness  of the  registrant´s  disclosure  controls and  procedures  and  presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,  as of the end of the period covered by this report based on such evaluation; and

                 (c)  Disclosed in this report any change in the  registrant´s  internal  control over  financial  reporting  that  occurred during the registrant´s  most recent fiscal quarter (the  registrant´s  fourth fiscal quarter in the case of an annual report) that has materially affected,  or is reasonably likely to materially affect, the registrant´s internal control over financial reporting; and

            5)    The registrant´s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant´s auditors and the audit committee of the registrant´s board of directors (or persons performing the equivalent functions):

                (a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant´s ability to record, process, summarize and report financial information; and

                (b)   Any fraud, whether or not material, that involves management or other employees who have a   significant role in the
                      registrant´s internal controls over financial reporting.

                  Date: August 14, 2006
                                                                       /s/William C. Tepe
                                                                       William C. Tepe
                                                                       Chief Financial Officer
Exhibit 32.1

                                                Certification Pursuant to § 906 of the
                                                      Sarbanes-Oxley Act of 2002

         The undersigned,  as the Chief Executive Officer of American Safety Insurance Group, Ltd.,  certifies that, to the best of his knowledge and belief,  the  Quarterly  Report on Form 10-Q for the period ended June 30, 2006,  which  accompanies  this  certification fully complies with the  requirements  of Section 13(a) of the  Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American  Safety
Insurance  Group,  Ltd.  at the dates and for the periods  indicated.  The  foregoing  certification  is made  pursuant to § 906 of the
Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: August 14, 2006                                /s/ Stephen R. Crim
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

                                                                                                                           Exhibit 32.2

                                                Certification Pursuant to § 906 of the
                                                      Sarbanes-Oxley Act of 2002

            The undersigned,  as the Chief Financial Officer of American Safety Insurance Group, Ltd.,  certifies that, to the best of his knowledge and belief,  the  Quarterly  Report on Form 10-Q for the period ended June 30, 2006,  which  accompanies  this  certification fully complies with the  requirements  of Section 13(a) of the  Securities  Exchange Act of 1934 and the  information  contained in the periodic  report  fairly  presents,  in all material  respects,  the financial  condition and results of operations of American  Safety
Insurance  Group,  Ltd.  at the dates and for the periods  indicated.  The  foregoing  certification  is made  pursuant to § 906 of the
Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: August 14, 2006                                /s/ William C. Tepe
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