Form 10-Q
period 2006-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2006-11-14
CIK 783603

                                                    UNITED STATE
                                         SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON D.C. 20549
                                               ______________________
                                                     FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMEBER 30,2006
                                                                "OR"

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ____Yes    _X_ No

The aggregate number of shares outstanding of Registrant's common stock, $0.01 par value, on November 4, 2006 was 10,548,033.

                                               AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                               FORM 10-Q

                                                           TABLE OF CONTENTS
                                                                                                               Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                                            1
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           19
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks                                    32
         Item 4.  Controls and Procedures                                                                        32

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings                                                                              34
         Item 1A.Risk Factors                                                                                    35
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                    49
         Item 3.  Defaults Upon Senior Securities                                                                49
         Item 4.  Submission of Matters to a Vote of Security Holders                                            49
         Item 5.  Other Information                                                                              50
         Item 6.  Exhibits                                                                                       50

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

                                                                    December 31,              September 30,
                                                                        2005                       2006
                                                                                               (Unaudited)
Assets

Investments:
   Fixed maturity securities available for sale                    $  364,856,826           $  477,677,426
   Common stock, at fair value                                         21,706,103               25,170,079
   Preferred stock, at fair value                                       3,607,000                8,100,825
   Short-term investments                                              25,326,648               14,382,278
         Total investments                                            415,496,577              525,330,608

Cash and cash equivalents                                              23,289,927               12,805,273
Accrued investment income                                               4,037,573                4,934,847
Premiums receivable                                                    17,315,778               20,215,649
Ceded unearned premium                                                 28,870,656               31,702,984
Reinsurance recoverable                                               172,110,582              161,913,063
Deferred income taxes                                                  11,933,791               11,889,380
Deferred policy acquisition costs                                      10,882,478               12,162,024
Property, plant and equipment                                           4,489,608                5,159,319
Other assets                                                            6,572,007                8,626,283

         Total assets                                              $  694,998,977           $  794,739,430
                                                                      ===========            =============
See accompanying notes to consolidated financial statements (unaudited).

                                                                   December 31,               September 30,
                                                                       2005                        2006
                                                                                               (Unaudited)

Liabilities and Shareholders' Equity

Liabilities:
   Unpaid losses and loss adjustment expenses                     $ 393,493,107              $ 408,572,370
   Unearned premiums                                                 97,982,908                109,023,087
   Ceded premiums payable                                            16,505,732                 16,953,632
   Accounts payable and accrued expenses                             13,066,758                 11,342,300
   Deferred revenues                                                  1,501,741                  1,148,446
   Loan payable                                                      37,810,099                 38,043,188
   Funds held                                                        11,190,989                 15,404,790
   Minority Interest                                                  5,012,396                  4,536,474

         Total liabilities                                          576,563,730                605,024,286

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000
     shares; no shares issued and outstanding                                 -                          -
   Common  stock,  $0.01 par  value;  authorized  15,000,000
     shares;  issued and  outstanding  at December 31, 2005,
     6,753,731 and September 30, 2006, 10,544,366 shares                 67,537                    105,444
   Additional paid-in capital                                        49,460,019                104,265,836
   Retained earnings                                                 70,457,352                 84,573,104
   Accumulated other comprehensive (loss) income, net               (1,549,661)                    770,760

         Total shareholders' equity                                 118,435,247                189,715,144

         Total liabilities and shareholders' equity               $ 694,998,977               $794,739,430
                                                                   ============                ===========

See accompanying notes to consolidated financial statements (unaudited).

                                       American Safety Insurance Holdings, Ltd. and Subsidiaries
                                                  Consolidated Statements of Earnings
                                                              (unaudited)

                                                     Three Months Ended                      Nine Months Ended
                                                       September 30,                           September 30,
                                                  2005                2006                2005                  2006
Revenues:
Direct premiums earned                       $  54,933,171      $  55,588,691        $  168,456,794      $ 164,663,077
Assumed premiums earned                           (186,306)           135,000             (179,644)            135,000
Ceded premiums earned                          (23,737,628)      (17,152,022)          (68,488,494)       (56,271,814)
    Net premiums earned                         31,009,237         38,571,669            99,788,656        108,526,263

 Net investment income                           3,653,075          6,001,675            10,236,931         15,271,388
 Net realized gains (losses)                        24,602            (8,692)              (19,863)            351,123
 Real estate income                                      -                 -              3,000,078                  -
 Fee Income                                        321,528           450,365                796,993          1,317,275
  Other income                                      20,278             5,966                 56,034             36,564
    Total revenues                              35,028,720        45,020,983            113,858,829        125,502,613
                                                ==========        ==========            ===========        ===========
Expenses:
  Losses and loss adjustment expenses           19,575,162        23,526,279            61,854,315         66,693,776
  Acquisition expenses                           6,790,113         7,038,445            20,909,502         20,460,863
  Payroll and related expenses                   2,344,439         4,360,605             8,492,923         11,894,758
  Real estate expenses                            (601,506)           54,979             2,086,956            224,480
  Other expenses                                 2,318,189         3,422,802             7,516,064          9,037,918
  Interest expense                                 265,364            83,999               795,004          2,579,668
  Minority interest                               (93,408)            48,102               445,874          (463,528)
    Total expenses                              30,598,353        39,290,211           102,100,638        110,427,935

Earnings before income taxes                     4,430,367         5,730,772            11,758,191         15,074,678
Income taxes                                     1,083,069           343,151             1,625,796            958,926
Net earnings                                   $ 3,347,298      $  5,387,621         $  10,132,395     $   14,115,752

Net earnings per share:
  Basic                                             $ 0.50            $ 0.52                $ 1.50            $ 1.74
  Diluted                                           $ 0.47            $ 0.50               $  1.41             $1.67

Weighted   Average number   of   shares
outstanding:
  Basic                                          6,702,609        10,438,692             6,737,126          8,116,056
                                                 =========        ==========             =========          =========
  Diluted                                        7,146,664        10,782,087             7,172,497          8,477,697
                                                 =========        ==========             =========          =========

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries
                                         Consolidated Statements of Cash Flow
                                                      (unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                 2005                    2006

Cash flow from operating activities:
  Net earnings                                                             $10,132,395              $ 14,115,752
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized losses (gains) on investments                                     19,863                 (351,123)
     Depreciation expense                                                      760,274                 1,423,513
     Stock based compensation expense                                                -                   453,710
     Amortization of deferred acquisition costs, net                           939,672               (1,279,546)
     Amortization of premiums on investments                                 1,666,693                 1,279,296
     Deferred income taxes                                                   (823,465)                 (338,493)
     Change in:
       Accrued investment income                                             (258,530)                 (897,274)
       Premiums receivable                                                     484,246               (2,899,871)
       Reinsurance recoverable                                            (20,373,785)                10,197,519
       Ceded unearned premiums                                             (7,812,670)               (2,832,328)
       Funds held                                                            2,669,323                 4,213,801
       Unpaid losses and loss adjustment expenses                           47,108,700                15,079,263
       Unearned premiums                                                    10,270,051                11,040,179
       Ceded premiums payable                                                7,278,625                   447,900
       Deferred revenues                                                       655,456                 (353,295)
       Accounts payable and accrued expenses                               (2,043,568)               (1,724,458)
       Other, net                                                            3,890,337               (2,081,655)
     Net cash provided by operating activities                              54,563,617                45,492,890

Cash flow from investing activities:
  Purchases of fixed maturities                                           (112,119,012)            (183,944,819)
  Purchases of common stock                                                (6,962,869)               (3,877,663)
  Purchases of preferred stock                                                       -               (4,405,720)
  Proceeds from sale of fixed maturities                                    42,639,948                71,504,766
  Proceeds from sale of equity investments                                   1,043,325                 1,771,717
  Decrease in short-term investments                                        12,068,162                10,944,370
  Decrease of investment in real estate                                      2,005,440                         -
  Purchase of fixed assets, net                                               (973,700)              (2,093,224)
     Net cash used in investing activities                                 (62,298,706)            (110,100,573)

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries
                                           Consolidated Statements of Cash Flow (Continued)
                                                      (unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,

                                                                                 2005                    2006

Cash flow from financing activities:
  Proceeds from issuance of common stock                                       791,646              54,123,029
  Stock repurchase payments                                                (2,945,714)                       -
  Repayment of loan payable                                                  (125,865)                       -
  Repayment of escrow deposits                                               (144,500)                       -
  Withdrawals of restricted cash                                               144,500                       -
     Net cash provided by (used in) financing activities                   (2,279,933)              54,123,029

     Net increase (decrease) in cash and cash equivalents                 (10,015,022)            (10,484,654)
Cash and cash equivalents at beginning of period                            24,843,736              23,289,927
Cash and cash equivalents at end of period                                 $14,828,714             $12,805,273
                                                                            ==========             ===========

Supplemental disclosure of cash flow:
  Income taxes paid                                                         $  287,617          $    2,841,845
                                                                             =========              ==========
  Interest paid                                                             $  739,913          $    2,422,137
                                                                             =========              ==========
See accompanying notes to consolidated financial statements (unaudited).

                              American Safety Insurance Holdings, Ltd. and Subsidiaries
                                    Consolidated Statements of Comprehensive Income
                                                      (unaudited)

                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                    September 30,
                                                              2005            2006            2005           2006

Net earnings                                               $ 3,347,298    $ 5,387,621    $ 10,132,395   $ 14,115,752
   Other comprehensive income before income taxes:

   Unrealized  gains  (losses) on  securities  available
   for sale, net of minority  interest of $(255,095) and
   $339,507  for the three months  ended  September  30,
   2005  and  2006,  respectively,  and  $(179,225)  and
   $(67,028)for  the nine  months  ended  September  30,
   2005 and 2006, respectively.                            (3,984,150)    10,986,257       (3,575,470)     3,173,007

   Unrealized gains (losses) on hedging transactions           160,778     (168,344)          273,867       (63,961)

   Reclassification  adjustment for realized (gains) and
   losses  included  in net  earnings,  net of  minority
   interest  of $0 and  $(48,198)  for the three  months
   ended  September 30, 2005 and 2006  respectively  and
   $0 and $(48,198) for the nine months ended  September
   30, 2005 and 2006 respectively.                            (24,602)      (39,506)           19,863      (399,321)

   Total other comprehensive income (loss) before taxes    (3,847,974)    10,778,407      (3,281,740)      2,709,725

   Income  tax  expense  (benefit)  related  to items of
   other comprehensive  income, net of minority interest
   of $(86,911)  and $132,821 for the three months ended
   September  30,  2005  and  2006   respectively, and
   $21,459  and  $(6,400)  for  the  nine  months ended
   September 30, 2005 and 2006, respectively.                (844,560)     2,129,781        (641,672)      389,304

   Other comprehensive income (loss) net of income taxes   (3,003,414)     8,648,626       (2,640,068)    2,320,421

  Total comprehensive income                              $   343,884    $14,036,247      $ 7,492,327    $16,436,173
                                                           ==========    ===========       ==========     ==========
See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(unaudited)

Note 1 — Basis of Presentation

        The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

        The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. Certain items in the prior periods’ financial statements have been reclassified to conform to the current year presentation.

        The unaudited interim consolidated financial statements include the accounts of American Safety, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated. In 2005 and in 2006, the Company changed its segment presentation. See Note 5 for additional information. Prior years have been reclassified to conform to current year presentation.

Note 2 — Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (“FASB”) has issued a number of accounting pronouncements with various effective dates.

        In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of another-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

        In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this pronouncement to determine what impact, if any, it will have on its financial statements.

        In September 2006, the FASB issued statement number 157, Fair Value Measurements. Prior to this statement, there were different definitions of “fair value” in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. This statement creates a single set of guidelines for measuring fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At the present time it is expected that this statement will not have a material impact on the Company’s financial statements.

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the Company’s financial statements.

Note 3 – Nature of Operations

        The following is a description of certain risks facing the Company:

        Legal/Regulatory Risk is the risk that changes in the legal or regulatory environment in which an insurer operates will create additional expenses not anticipated by the Company in pricing its products and beyond those recorded in the financial statements. That is, regulatory initiatives designed to reduce insurer profits or otherwise affecting the industry in which the insurer operates, new court interpretation of policy terms and conditions, or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by writing insurance business in several states, thereby spreading this risk over a large geographic area.

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

         Loss Reserve Risk.    Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. A full actuarial analysis of our reserves is performed on an annual basis, which may include reserve studies, rate studies and regulatory opinions.

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

        Credit Risk is the risk that issuers of securities owned by the insurer will default or other parties, including reinsurers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining sufficient collateral and by maintaining sound reinsurance, credit and collection policies.

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

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at December 31, 2005 and September 30, 2006 are as follows:

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized        Estimated
                                                     cost              gains           losses          fair value

December 31, 2005:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             $   86,740,033          $547,669       $1,311,628      $  85,976,074
      States of the U.S.and political
       subdivisions of the States                 64,740,408           386,303          498,465         64,628,246
      Corporate securities                        84,763,525           618,765        1,598,413         83,783,877
      Mortgage-backed securities                 132,992,335            56,265        2,579,971        130,468,629
        Total fixed maturities:               $  369,236,301        $1,609,002       $5,988,477       $364,856,826
                                               =============         =========        =========        ===========
   Common stock                               $   19,983,174        $2,721,304       $  998,375     $   21,706,103
                                               =============         =========        =========        ===========
   Preferred stock                            $    3,500,900        $  106,100       $        -     $    3,607,000
                                               =============         =========        =========        ===========

September 30, 2006:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             $  101,982,433      $    523,526      $ 1,372,394       $101,133,565
      States of the U.S. and political
        subdivisions of the States                76,264,962           879,893          480,550         76,664,305

      Corporate securities                       107,019,358           871,002        1,346,540        106,543,820
      Mortgage-backed securities                 195,477,008           756,502        2,897,774        193,335,736
        Total fixed maturities:                 $480,743,761      $  3,030,923       $6,097,258       $477,677,426
                                                 ===========        ==========        =========        ===========
   Common stock                               $   22,093,540      $  4,047,679     $    971,140     $   25,170,079
                                                 ===========        ==========        =========        ===========
      Preferred stock                         $    7,906,620      $    226,755     $     32,550     $    8,100,825
                                                 ===========        ==========        =========        ===========

Note 5 — Segment Information

The Company initially segregates its business into the following segments: Insurance Operations, Real Estate Operations, and Other. The Insurance Operations segment is further classified into three additional lines: Excess and Surplus Lines (E&S), Alternative Risk Transfer (ART), and Runoff. The E&S line is then further classified into five reportable lines of business: Environmental (Env.), Construction (Const.), Non -Construction (Non-Const.), Excess and Surety. ART is then further classified into two reportable lines of business: Specialty Programs (Programs) and Fully-Funded (FF).

Real estate consists of the Harbour Place Village project in Ponce Inlet, Florida, which is substantially complete.

In our E&S line, Environmental writes commercial casualty insurance coverages to protect against environmental risks, with a focus on the environmental remediation industry. Construction provides commercial casualty insurance coverages, generally in the area of residential and commercial. The non-construction general and products liabilities business offers both primary and excess products to small to middle market accounts. Excess provides umbrella liability coverage over other carriers’ primary policies. Surety provides payment and performance bonds to the environmental remediation and construction industries.

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

       The following  table presents key financial data by segment for the nine months ended  September 30, 2005 and September 30, 2006
   (in thousands):

   September 30, 2005         Real                                    Insurance
                             Estate                        E&S                                  ART           Runoff    Other    Total
                                       Env.    Const.   Non-Const.  Excess     Surety   Specialty    FF
                                                                                        Programs

  Gross premiums written   $    -    $39,683  $68,203     $   -     $1,457    $1,768    $67,696   $   -     $ (179)  $   -   $178,628
  Net premiums written          -     33,112   55,479         -        385       938     14,476       -     (2,143)      -    102,247
  Fee income written            -          -        -         -          -         -          -   1,754          -       -      1,754
  Net premiums earned           -     28,064   59,066         -        329       811     13,471       -     (1,952)      -     99,789
  Fee income earned             -          -        -         -          -         -          -     796          -       -        796

    Losses & loss adjustment
      expenses                  -     14,433   36,948         -        197       684      8,178      -       1,414       -     61,854
  Acquisition expenses          -      7,302   13,271         -       (91)       119        576      -        (267)      -     20,910
  Underwriting profit (loss)    -    $ 6,329   $8,847     $   -       $223      $  8     $4,717  $  796   $ (3,099)      -    $17,821

   Income tax expense
        (benefit)          $  578                                       $  1,063                                     $(15)   $  1,626
   Net earnings (loss)     $  335                                       $  9,845                                     $(48)   $ 10,132
         Assets            $3,746                                       $644,260                                    $   -    $648,006
         Equity            $  882                                       $113,575                                    $(100)   $114,357

   September 30, 2006        Real                                      Insurance
                            Estate                          E&S                                ART          Runoff   Other    Total
                                       Env.    Const.   Non-Const.  Excess     Surety   Specialty    FF
                                                                                        Programs
Gross premiums written    $      -   $39,289  $72,952     $1,280     $2,350     3,087    $56,880      $-    $    -  $  -     $175,838
 Net premiums written            -    29,676   68,543        597        505     2,131     15,606       -         -     -      117,058
   Fee income written            -         -        -          -          -         -          -  $1,538         -     -        1,538
   Net premiums earned           -    27,306   65,023        179        378     1,503     14,138       -         -     -      108,527
    Fee income earned            -         -        -          -          -         -          -  $1,317         -     -        1,317

      Losses & loss
       adjustment expenses       -    13,997   43,975        116        227       529      8,150       -     (300)     -       66,694
  Acquisition expenses           -     7,712   12,299        (8)        (94)      308        244       -        -      -       20,461

   Underwriting profit    $      -   $ 5,597   $8,749       $ 71       $245      $666     $5,744  $1,317      $300     -      $22,689

   Income tax expense     $    184                                   $     724                                    $   51         $959

   Net earnings (loss)    $  (408)                                   $  14,223                                    $  301      $14,116
         Assets           $  1,496                                   $ 793,243                                    $    -     $794,739
         Equity           $    347                                   $ 189,469                                    $ (101)    $189,715

        Additionally, the Company conducts business in the two geographic segments: The United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc. The following table provides key financial data about the geographic segments for the nine months ended September 30, 2005 and September 30, 2006 (in thousands):

     September 30, 2005          United States                    Bermuda                         Total
Income tax                        $     1,626                      $      -                  $     1,626
Net earnings                            4,254                         5,878                       10,132
Assets                                489,799                       158,207                      648,006
Equity                                 59,135                        55,222                      114,357

    September 30, 2006          United States                      Bermuda                        Total

Income tax                        $       959                      $      -                  $       959
Net earnings                            2,577                        11,539                       14,116
Assets                                526,431                       268,308                      794,739
Equity                                 62,335                       127,380                      189,715

        The following table presents key financial data by segment for the three months ended September 30, 2005 and September 30, 2006 (in thousands):

   September 30, 2005         Real                                      Insurance
                             Estate                        E&S                           ART              Runoff     Other    Total
                                         Env.    Const.   Non-Const.Excess   Surety   Specialty     FF
                                                                                       Programs
 Gross premiums written      $  -     $12,393  $21,157    $    -      $468     $833     $24,370        -       $(186)    $ -      $59,035
  Net premiums written          -       8,988   17,337         -       187      468       5,692        -      (2,108)      -       30,564
   Fee income written           -           -        -         -         -        -           -    1,087           -       -        1,087
   Net premiums earned          -       9,542   18,332         -       101      377       4,765        -      (2,108)      -       31,009
    Fee income earned           -           -        -         -         -        -           -      322           -       -          322
      Losses & loss
       adjustment expenses      -       4,246   12,228         -        60      232       2,809        -           -       -       19,575
  Acquisition expenses          -       2,665    3,902         -       (22)      51         212        -        (18)       -        6,790
   Underwriting profit
       (loss)                         $ 2,631   $2,202       -         $63      $94      $1,744     $322    $(2,090)     $ -       $4,966
   Income tax expense        $460                                       $   618                                          $ 5       $1,083
      Net earnings           $142                                       $ 3,192                                          $13       $3,347

   September 30, 2006         Real                                      Insurance
                             Estate
                                                            E&S                              ART           Runoff   Other    Total
                                         Env.    Const.   Non-Const.Excess   Surety   Specialty     FF
                                                                                       Programs

Gross premiums written      $   -     $12,404    $26,204     $ 733     881   $1,132    $20,241       $-         $ -       $ -   $61,595
  Net premiums written          -       9,869     25,325        50     123    1,048      5,900        -           -         -    42,315
   Fee income written           -           -          -         -       -        -          -      143           -         -       143
   Net premiums earned          -       9,947     23,151       155     139      720      4,460        -           -         -    38,572
    Fee income earned           -           -          -         -       -        -          -      450           -         -       450
      Losses & loss
      adjustment expenses       -       3,823     16,952       116      84      253      2,298        -           -         -    23,526
  Acquisition expenses          -       2,700      4,135       (8)    (44)      156         99        -           -         -     7,038
   Underwriting profit      $   -     $ 3,424     $2,064     $  47     $99     $311     $2,063     $450          $-       $ -    $8,458
   Income tax expense
        (benefit)           $ 248                                    $   118                                              $(23)  $  343
   Net earnings (loss)      $(303)                                   $ 5,676                                              $  15  $5,388

        The following provides key measurable information about the geographic segments for the three months ended September 30, 2005 and September 30, 2006 (in thousands):

     September 30, 2005             United States            Bermuda              Total
  Income tax                              $1,083            $      -             $1,083
  Net earnings                            $1,873             $ 1,474             $3,347

     September 30, 2006             United States            Bermuda              Total

  Income tax                               $ 343            $      -             $  343
  Net earnings                             $(174)             $5,562             $5,388

Note 6 - Income Taxes

         Total income tax expense for the periods ended September 30, 2005 and 2006 was allocated as follows:

                                               Three Months Ended                        Nine Months Ended
                                                 September 30,                             September 30,
                                           2005                 2006                 2005                2006
Tax expense attributable to:
   Income from continuing
     operations                      $    1,083,069         $   343,151           $ 1,625,796       $    958,926
   Change in unrealized
     gains/(losses) on hedging
     transactions                            54,665             (56,897)               93,114            (21,747)
   Change in unrealized
     gains/(losses) on securities
     available for sale                    (986,136)          2,319,499              (713,327)           404,651

         Total                            $ 151,598         $ 2,605,753        $    1,005,583    $     1,341,830
                                           ========          ==========         =============     ==============

        United States federal and state income tax expense (benefit) from continuing  operations  consists of the following components:
                                                Current               Deferred               Total
         Three months ended:
           September 30, 2005               $    1,452,076        $      (369,007)      $    1,083,069
           September 30, 2006               $       21,212        $       321,939       $      343,151
         Nine months ended:
           September 30, 2005               $    2,449,261        $      (823,465)      $    1,625,796
           September 30, 2006               $    1,471,009        $      (512,083)      $      958,926

        The state income tax expense (benefit) aggregated $412,758 and $(9,000) for the nine months ended September 30, 2005 and 2006, respectively, and $354,282 and $(3,286) for the three months ended September 30, 2005 and 2006, respectively. State Income tax expense is included in the current provision for all periods.

        Income tax expense for the periods ended September 30, 2005 and 2006 differed from the amounts computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Nine Months Ended
                                            September 30,                              September 30,
                                      2005                 2006                 2005                  2006

Expected income tax expense      $ 1,506,325           $ 1,948,462          $ 3,997,785           $ 5,125,391
Foreign   earned  income  not
   subject                 to       (501,428)           (1,891,168)          (1,998,619)           (3,923,361)
   country-regionplaceU.S.                 -                     -             (554,515)                    -
   taxation                               78,172           285,857              181,145              (243,104)
Valuation allowance
State taxes and other
                               $      1,083,069       $    343,151       $    1,625,796           $   958,926

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                December 31,         September 30,
                                                                    2005                  2006
         Deferred tax assets:

         Loss reserve discounting                               $  9,288,244        $ 9,757,154
              Unearned premium reserves                            3,118,965          2,741,728
              Unrealized loss on securities                          667,159            262,508
              Other                                                  502,989           677,090
         Gross deferred tax assets                                13,577,357         13,438,480

         Deferred tax liabilities:
               Deferred acquisition costs                          1,477,230          1,404,511
              Unrealized gains on hedging transactions               166,336            144,589
         Gross deferred tax liabilities                            1,643,566          1,549,100
                   Net deferred tax asset                         $11,933,791        $11,889,380
                                                                   ==========         ==========

Note 7- Stock Options

        The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a three year period and have a term of 10 years. The Company uses the Black- Scholes option pricing model to value stock options.

        The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payment commencing in the first quarter of 2006. Compensation expense relating to stock options of $453,710 is reflected in net earnings for the nine months ended September 30, 2006 and $154,469 for the three months ended September 30, 2006.

        The following table illustrates the effect on earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123R Accounting for Share Based Payments for the three months and nine months ended September 30, 2005.

                                       Three Months Ending        Nine Months Ending
                                          September 30,              September 30,
                                              2005                       2005
                                              (In thousands, except per share amounts)
Net earnings:
   As reported                              $ 3,347                  $ 10,132
   Effect of stock options                      (3)                     (463)
Pro forma net earnings                      $ 3,344                    $9,669
                                              =====                     =====
Net earnings per share:
   Basic - as reported                     $   0.50                  $   1.50
   Basic - pro forma                       $   0.50                  $   1.44

   Diluted - as reported                   $   0.47                  $   1.41
   Diluted - pro forma                     $   0.47                  $   1.35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market.  Since 1986, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds.  We specialize in underwriting these products for insureds with environmental and construction risks as well as other specialty classes of risks.

        During 2005, we changed our segment reporting to coincide with our strategic direction. In our segment reporting for periods prior to the year ended December 31, 2005, we segregated our business into real estate operations, insurance operations and other (which included realized gains and losses on investments and rescission expenses). We continue to segregate our business into real estate operations, insurance operations and other, but the insurance operations segment is further classified into three additional segments: excess and surplus lines, alternative risk transfer and runoff. The excess and surplus lines segment is further classified into five business lines: environmental, construction, non-construction, excess and surety. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully-funded. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the placePlaceTypeHarbour PlaceTypeVillage property which is substantially complete. See Note 5 to our consolidated financial statements for more information on our segment reporting.

        The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

The following table sets forth the Company’s consolidated revenues:

                                                              Three Months                                Nine Months
                                        Three Months             Ended              Nine Months              Ended
                                     Ended September 30,       September        Ended September 30,        September
                                                                  30,                                         30,
                                                                 2005 to                                     2005 to
                                        2005          2006         2006          2005           2006           2006

 Net premiums written:
 Excess and Surplus Lines
     Environmental                   $ 8,988       $ 9,869          9.8%      $ 33,112     $   29,676         (10.4)%
     Construction                     17,337        25,325         46.1         55,479         68,543           23.5
     Non-construction                      -            50        100.0              -            597          100.0
     Excess                              187           123       (34.2)            385            505           31.2
     Surety                              468         1,048        123.9            938          2,131          127.2
     Total                            26,980        36,415         34.9         89,914        101,452           12.8
  Alternative Risk Transfer
     Specialty Programs                5,692         5,900          3.7         14,476         15,606            7.8
     Total                             5,692         5,900          3.7         14,476         15,606            7.8
  Runoff                             (2,108)             -      (100.0)        (2,143)              -        (100.0)

      Total net premiums
      written                       $ 30,564      $ 42,315         38.4%     $ 102,247      $ 117,058           14.5%
                                     =======       =======                    ========       ========
     Fully funded fee income        $  1,087       $   143       (86.8)%     $   1,754      $  1,538           (12.3)%
         written                     =======        ======                    ========       ========

 Net premiums earned:
  Excess and Surplus Lines
     Environmental                 $   9,542       $  9,947          4.2%     $  28,064      $  27,306          (2.7)%
     Construction                     18,332         23,151         26.3         59,066         65,023           10.1
     Non-construction                      -            155        100.0              -            179          100.0
     Excess                              101            139         37.6            329            378           14.9
     Surety                              377            720         90.9            811          1,503           85.3
     Total                            28,352         34,112         20.3         88,270         94,389            6.9
  Alternative Risk Transfer
     Specialty Programs                4,765          4,460        (6.4)         13,471         14,138            4.9
     Total                             4,765          4,460        (6.4)         13,471         14,138            4.9
  Runoff                             (2,108)              -      (100.0)        (1,952)              -        (100.0)

     Total net premiums
    earned                          $ 31,009       $ 38,572         24.4%      $99,789       $ 108,527            8.8%

     Fully funded fee income
        earned                           322            450        39.8             796          1,317           65.5
Net investment income                  3,653          6,002        64.3          10,237         15,271           49.2
Net realized gains (losses)               25            (9)     (136.0)            (20)            351        1,855.0
Real estate income                         -              -          -            3,000              -        (100.0)
Other income                              20              6      (70.0)              57             37         (35.1)
Total Revenues                      $ 35,029       $ 45,021        28.5%      $ 113,859      $ 125,503           10.2%
                                    ========       ========                    ========       ========

        The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended         Nine months ended
                                                   September 30,             September 30,

                                                2005          2006         2005         2006
Insurance operations:
 Loss and loss adjustment expense ratio          63.1%       61.0%          62.0%       61.5%
 Expense ratio                                   35.5        36.7           35.7        36.8
    Combined ratio...............................98.6%       97.7%          97.7%       98.3%
                                                 ====        ====           ====        ====

Three Months ended September 30, 2006 Compared to Three Months ended September 30, 2005

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned increased 4.2% to $9.9 million in the third quarter of 2006 compared to $9.5 million for the same quarter of 2005. The Company experienced a 20% increase in gross premiums written in the Prostar Online premiums during the current quarter, however this increase was offset by decreases primarily in the middle market unit. The Company recently updated its policy forms in both the middle market and Prostar sector to be more in line with market offerings. This should improve the Company’s retention levels and new business opportunities. The Company does not expect that its claims experience will be materially impacted by the changes in the policy form. With respect to pricing in this line, the Company has experienced rate decreases ranging from five to ten percent on renewals depending on the product.

    Construction.        Net premiums earned increased 26.3% to $23.2 million in the third quarter of 2006 compared to $18.3 million for the same quarter of 2005. Net premiums earned increased due to higher retention levels and greater gross premiums written in non-western states (states other than Arizona, California, Colorado, Nevada, and Washington) as a result of the Company’s geographic diversification efforts. While the Company experienced rate declines on its renewal book of approximately ten percent during the quarter, the Company has maintained restrictive policy terms and conditions. The Company continues to exercise underwriting discipline as evidenced by the low renewal retention rate of approximately 60% based on number of accounts.

    Non-Construction.        The Company’s non-construction general liability product, which began production in 2006 had favorable growth producing net premiums earned of $155,000 for the quarter ended September 30, 2006. The Company is experiencing strong submission and production activity in this line.

         The non-construction general and products liability business offers both primary and excess products to small to middle market accounts. Certain high severity classes of risks such as invasive medical products, pharmaceuticals, and neutraceuticals will be avoided.

    Excess.        Net premiums earned increased to $139,000 in the third quarter of 2006 compared to $101,000 for the same quarter of 2005. The Company is experiencing strong submission activity and production continues to increase. The Company’s excess product offering is focused primarily in the construction and products liability area.

    Surety.        Net premiums earned increased to $720,000 in the third quarter of 2006 compared to $377,000 for the same period of 2005. The increase in surety premiums primarily is due to the Company’s focus in the environmental contractor surety market due primarily to the lack of capacity serving this segment of the market. The Company also recently expanded its offerings to include non-environmental contractor bonds.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned decreased 6.4% to $4.5 million in the third quarter of 2006 compared to $4.8 million for the same quarter of 2005. The decrease was primarily attributable to premiums generated in 2005 by a program that was not renewed in the fourth quarter of 2005 and a reduction in writings in the Company’s construction general liability wrap-up program. Premiums in the construction wrap-up program are tied to specific projects. Premiums are lower due to delays in the start dates of projects. During the current quarter the company added three new programs. With the addition of these new programs, the Company has thirteen active programs at September 30, 2006. The Company continues to increase retention levels on selected programs allowing it the opportunity to increase its earnings potential from underwriting profits.

    Runoff.        Net premiums earned were zero for the third quarter of 2006 compared to negative $2.1 million for the same period of 2005. In 2005 net earned premiums decreased due to an accrual of $2.3 million for reinstatement reinsurance premiums on discontinued lines. The Company put its assumed liability program and workers’ compensation business into runoff in 2004 because they did not meet the Company’s profit or production expectations.

        Fully Funded. Fee income for the third quarter of 2006 increased 39.8% to $450,000 from $322,000 for the same period of 2005. The Company recently added a fully funded product for property – catastrophe exposures due to the unavailability of affordable insurance in the market place. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as traditional insurance pricing declines provide a cost effective alternative to self-insurance.

Net Investment Income

        Net investment income increased 64.3% to $6.0 million in the quarter ended September 30, 2006 from $3.7 million in the quarter ended September 30, 2005 due to higher levels of invested assets and an increased investment yield. Average invested assets increased to $502.1 million in the quarter ended September 30, 2006 from $371.4 million in the same quarter of 2005, due to positive cash flow from operations and additional capital raised from the issuance of Trust Preferred securities in the fourth quarter of 2005 and the equity offering in the second quarter of 2006. The average tax equivalent yield increased 68 basis points to 5.0%

Net Realized Gains and Losses

        Net realized gains and losses decreased to a loss of $9,000 in the third quarter of 2006 compared to a net gain of $25,000 for the same period of 2005. The Company from time to time may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries.

Real Estate Income

        The Company did not have any real estate income in the third quarter of 2006 or 2005, respectively. The final condominium units at PlaceTypeplaceHarbour PlaceTypeVillage were sold and closed in the second quarter of 2005.

        The Company does not engage in any real estate activities, except for the completion of the PlaceTypeplaceHarbour PlaceTypeVillage beach club and the management of remaining warranty claims on previously sold condominium units.

Losses and Loss Adjustment Expenses

        In the quarter ended September 30, 2006, the Company’s loss ratio decreased 2.1 points to 61.0% as compared to 63.1% for the same period of 2005. The Company experienced net adverse loss development of $835,000 in the third quarter of 2006. This development included reserve redundancies of $1.1 million in the environmental line and $165,000 in the program business line and $2.1 million of adverse loss development from certain discontinued commercial business in placeStateNew York in the construction line. Prior year net adverse loss development was $74,000 for the third quarter of 2005. The third quarter of 2005 loss ratio was adversely impacted by premium reinstatements of $2.3 million.

Acquisition Expenses

        Acquisition expenses are amounts that are paid to agents and brokers for the production of premiums for the Company offset in part by the ceding commissions we retain from our reinsurers and premium taxes paid to states where business is written on an admitted basis. For our program business, fees are earned through ceding commissions and have the effect of lowering our acquisition expenses. Acquisition expenses were $7.0 million in the quarter ended September 30, 2006 compared to $6.8 million in the quarter ended September 30, 2005. Acquisition expenses as a function of net earned premiums were 18.2% in the quarter ended September 30, 2006 and 21.9% in the quarter ended September 30, 2005, primarily due to increased retention levels which produce higher earned premiums with minimal additional expenses.

Real Estate Expenses

        Real estate expenses were $55,000 for the third quarter of 2006 compared to a benefit of $601,000 for the same period of 2005. During the third quarter of 2005 the Company received $980,000 for settlement on roof litigation at PlaceTypeplaceHarbour PlaceTypeVillage. This receipt was applied as a reduction to real estate expenses as it had been previously expensed.

Payroll and Other Expenses

        Payroll and other expenses increased to $8.6 million in the third quarter of 2006 compared to $4.9 million for the same period of 2005. Payroll expenses increased by $2 million as the 2005 quarter included a $700,000 reduction in accrued bonus expenses. The remainder of the salary expense increase was due to increased head count to support the Company’s strategy to deploy the new capital, the inclusion of the FASB Statement 123R option expense of $154,000 and normal salary increases. Other expenses increased by $1.7 million for the third quarter of 2006 compared to the same quarter of 2005. This increase was due to increased interest costs of $574,000 resulting from the issuance of trust preferred securities in November 2005, increased legal and regulatory costs of $388,000, and $316,000 in additional depreciation expense due to investments in our systems.

Income taxes

        Income taxes for the quarter ended September 30, 2006 totaled $343,000 for an effective tax rate of 6.0% compared to $1.1 million for an effective tax rate of 24.4% for the same period of 2005. The tax expense decreased for the quarter ended September 30, 2006 due to lower country-regionplaceU.S. taxable income driven by the reserve development during the quarter.

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned decreased 2.7% to $27.3 million in the first nine months of 2006 as compared to $28.1 million for the same period in 2005. The decline in premiums earned was due primarily to three factors: (i) $1.8 million of reinstatement reinsurance premiums resulting from the settlement of a prior year claim (ii) a decline in the Company’s middle-market business due to increased competition and the overall changing pricing conditions in the market place; and (iii) an expected decline in the Company’s book of environmental contractor and consultant premiums in the State of New York as a result of changes in the underwriting process, which the Company believes will improve the ultimate profitability of the environmental business line. These decreases were offset, in part, by growth in business submitted through the Company’s ProStar online rating and quoting system (“ProStar”) and business from the Company’s environmental impairment liability products. The Company intends to focus its efforts on expanding ProStar’s capabilities and increasing its market share of insuring environmental risks of small and medium-sized businesses. The Company recently updated its policy forms in both the middle market and Prostar sector to be more in line with current market offerings. This should improve the Company’s retention levels and new business opportunities. The Company does not expect that its claims experience will be materially impacted by the changes in the policy form. With respect to pricing in this line, the Company during the nine months experienced rate decreases ranging from five to ten percent on renewals depending on the product.

    Construction.        Net premiums earned increased 10.4% to $65.2 million in the first nine months of 2006 as compared to $59.1 million for the same time period in 2005. Net premiums earned increased due to higher retention levels and greater gross premiums written due to an increase in premium writings in non-western states (states other than Arizona,California, Colorado, Nevada, and Washington) as a result of the Company’s geographic diversification. While the Company during the nine months experienced rate declines on its renewal book of approximately ten percent, the Company has maintained restrictive policy terms and conditions. The Company continues to exercise underwriting discipline as evidenced by the Company’s low renewal retention rate.

    Non-Construction.        The Company’s non-construction general liability product, which began production in 2006, produced net premium earned of $179,000 for the first nine months. The Company is experiencing strong submission and production activity in this line. The non-construction general liability business will offer both primary and excess products to small to middle market accounts. Certain high severity classes of risks such as invasive, medical products, pharmaceuticals, and neutraceuticals will be avoided.

    Excess.        Net premiums earned increased 14.9% to $378,000 in the first nine months of 2006 as compared to $329,000 for the same time period in 2005. The Company is experiencing strong submission activity and production continues to increase. The Company’s excess product offering is focused primarily in the construction and products liability area. With the addition of new staff, the Company has expanded its excess liability product to write over other carriers’ primary policies and to offer umbrella liability coverage. The Company also increased the available policy limits up to $5.0 million.

    Surety.        Net premiums earned increased 85.3% to $1.5 million in the first nine months of 2006 as compared to $811,000 for the same time period in 2005. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety due to the lack of capacity serving this segment of the market. The Company also recently expanded its offerings to include non-environmental contractor bonds. In line with the Company’s strategy to increase its retention levels, effective June 1, 2006, the Company did not renew the quota share reinsurance treaty in its surety line.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 4.9% to $14.1 million for the first nine months of 2006 as compared to $13.5 million for the same time period in 2005. Net premiums earned increased primarily due to increased retention levels on selected programs allowing the Company the opportunity to increase earnings potential from underwriting profits. During the nine months ended September 30, 2006, the company added five new programs. With the addition of these new programs, the Company has thirteen active programs at September 30, 2006. The ratio of net written premiums to gross premiums written increased to 27% for the first nine months of 2006 compared to 21% for the same period of 2005. The Company continues to increase retention levels on selected programs allowing it the opportunity to increase its earnings potential from underwriting profits.

    Runoff.        Net premiums earned was zero for the nine months ended September 30, 2006 compared to negative $2.1 million for the same period of 2005. In 2005 net earned premiums decreased due to an accrual of $2.0 million for reinstatement reinsurance premiums on discontinued lines. The Company’s assumed liability and workers’ compensation business was put in run-off in 2004.

        Fully Funded. Fee income for the first none months of 2006 increased 65.5% to $1.3 million from $796,000 for the same period of 2005. The Company recently added a fully funded product for property – catastrophe exposures due to the unavailability of affordable insurance in the market place. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as traditional insurance pricing declines provide a cost effective alternative to self-insurance.

Net Investment Income

        Net investment income increased 49.2% to $15.3 million for the nine months ended September 30, 2006 from $10.2 million in the nine months ended September 30, 2005 due to higher levels of invested assets and increased investment yield. Average invested assets increased to $461.9 million from $355.9 million. The average invested assets increased due to positive cash flow from operations and additional capital raised from the issuance of Trust Preferred securities in the fourth quarter of 2005 and the equity offering in the second quarter of 2006. The tax equivalent yield increased 62 basis points to 4.8%.

Net Realized Gains and Losses

        Net realized gains and losses changed from a net loss of $20,000 for the nine months ended September 30, 2005 to a net gain of $351,000 for the nine months ended September 30, 2006. The Company from time to time may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries.

Real Estate Income

        The Company did not have any real estate income in the first nine months of 2006 compared to $3.0 million in the first nine months of 2005. The final condominium units at placePlaceTypeHarbour PlaceTypeVillage were sold and closed in the second quarter of 2005.

Losses and Loss Adjustment Expenses

        For the nine months ended September 30, 2006, the Company’s loss ratio was 61.5% compared to 62.0% for the same period of 2005. For the nine months ended September 30, 2006 the Company experienced adverse loss development of $1.5 million compared to $1.1 million for the nine months ended September 30, 2005. The 2006 adverse loss development included $2.4 million of adverse loss development on certain discontinued commercial construction business in placeStateNew York construction line, partially offset by reserve redundancies of $434,000 on the environmental line, $300,000 on discontinued lines and $165,000 in the program business line. The reserve strengthening for the nine months ended September 30, 2005 was $1.1 million on the Company’s runoff lines of business.

Acquisition Expenses

        Policy acquisition expenses decreased to $20.5 million for the nine months ended September 30, 2006 from $20.9 million for the nine months ended September 30, 2005. Acquisition expenses as a function of net premiums earned were 18.9% for the nine months ended September 30, 2006 compared to 20.9% for the nine months ended September 30, 2005. The decrease was primarily due to increased premium retention levels.

Real Estate Expenses

        Real estate expenses decreased to $224,000 for the first nine months of 2006 compared to $2.1 million for the same period of 2005. The decrease in real estate expenses was primarily due to the substantial completion of the PlaceTypeplaceHarbour PlaceTypeVillage project.

Payroll and Other Expenses

        Payroll and other expenses increased to $23.5 million for the first nine months of 2006 compared to $16.8 million for the same period of 2005. Payroll expenses increased by $3.4 million for the first nine months of 2006 compared to 2005, which included a $700,000 reduction in accrued bonus expense. The remainder of the increase is due to an increase in head count of 33 people to support the Company’s strategy to deploy the new capital, the inclusion of the FASB Statement 123R option expense of $454,000 and normal salary increases. Other expenses increased by $3.3 million for the first nine months of 2006 compared to 2005. This increase was due to increased interest expense of $1.8 million resulting from the issuance of trust preferred securities in November 2005, $600,000 increase in legal and regulatory costs, and a $663,000 increase in depreciation expense due to investments in our systems.

Minority Interest Expense

        Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. In the past, given the historical loss position of American Safety RRG, a valuation allowance on its net deferred tax assets had been established. For the first nine months of 2005, American Safety RRG included in income the reduction of its $554,000 valuation allowance as judgment about the realizability of American Safety RRG’s deferred tax assets changed due to its profitability. As a result, the Company’s minority interest expense for the nine months ended September 30, 2005 was $445,000. In first nine months of 2006, American Safety RRG included in expense $764,000 related to the settlement of a prior year claim. Net of taxes, the claim affected American Safety RRG’s net earnings by $505,000. As a result, minority interest expense for the nine months ended September 30, 2006 was a benefit of $464,000.

Income taxes

        Income taxes for the nine months ended September 30, 2006 totaled $959,000 for an effective tax rate of 6.4% compared to $1.6 million for an effective tax rate of 13.8% for the same period of 2005. The Company had a lower effective tax rate for the nine months ended September 30, 2006 due to lower taxable income in the Company’s U.S. insurance and real estate operations as a result of reserve development.

Equity

        The Company’s total equity at September 30, 2006 was $189.7 million compared to $118.4 million as at December 31, 2005. During June and July of 2006 the Company raised an additional $53.0 million net of expenses through a public stock offering. In addition, equity increased due to increased earnings during the year and a decrease in the unrealized loss on investments.

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

        Net cash provided from operations was $45.5 million for the nine months ended September 30, 2006 and $54.6 million for the same period of 2005. This decrease is primarily a result of an anticipated increase in loss payments made by the Company in 2006 due to the maturing of certain product lines. For the nine months ended September 30, 2006 the Company had paid out $17.0 million in losses compared to $9.5 million at September 30, 2005.

        In June and July of 2006 we issued 3,680,000 shares of our common stock in an underwritten to public offering at a price of $15.50 per share. Net of underwriting discounts and expenses we received $53.0 million. The net proceeds from the sale of the Common Shares in this offering will be used to implement our business and growth strategy by (i) increasing the capital and surplus base of our insurance subsidiaries in order to expand in the markets where we currently operate and to retain additional premium on the policies we currently underwrite and (ii) use the balance of the net proceeds for general corporate purposes, including potential acquisitions. Previously in November 2005, we issued $25.0 million in trust preferred securities.

        The Company currently does not pay dividends on its common shares. Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends. The jurisdictions in which we and our insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our expected growth and the capital requirements associated with that growth, we do not anticipate paying dividends on our common shares in the near future.

        We substantially completed the PlaceTypeplaceHarbour PlaceTypeVillage project in 2005. The estimated completion cost for the remainder of the PlaceTypeplaceHarbour PlaceTypeVillage project is approximately $1.6 million and represents amounts needed to complete construction of a beach club and manage remaining warranty claims on closed condominium units. An accrual of this amount has been established. Management believes that cash on hand will meet the remaining liquidity needs of PlaceTypeplaceHarbour PlaceTypeVillage.

Reserves

On a quarterly basis, the Company’s internal actuary performs a review of lines of business with significant net exposure. The evaluation entails the examination of our current actuarial assumptions compared to actual claim activity. If there is a material deviation from actual emerged losses and the actuarially determined expected losses, further research is completed to determine the cause. Discussions with the claims staff and the underwriting staff about these deviations, in some cases, reveal trends that warrant modifications of the current assumptions about loss development patterns and or expected loss ratios. Based on these latest loss reserve projections, management establishes revised estimates of loss reserves as appropriate.

As part of our year-end audit, the Company has an external actuarial firm review the analysis prepared by our internal actuary and issue an actuarial opinion on the insurance operating companies’ reserve adequacy.

Off Balance Sheet Arrangements

See “Off-Balance Sheet Arrangements” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Contractual Obligations

See “Contractual Obligations” in Item 7 of the Company’s Form 10-K for the year ended December 31, 2005.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our country-regionUnited States subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

Combined Ratio

        The combined ratio of an insurance company measures only the underwriting results of insurance operations and not the profitability of the overall company. Our reported combined ratio for our insurance operations may not provide an accurate indication of our overall profitability. For instance, depending on our mix of business, the combined ratio may fluctuate from time to time and may not reflect the overall profitability of our insurance operations. Our combined ratio excludes certain holding company expenses as well as real estate and interest expense.

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

                 future claims experience;
                 our plans for excess product offerings;
                 premium estimates for new programs;
                 our plans for the funds we recently raised
                 Harbour Village completion and warranty costs
                 Our adequacy of our reserves;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2005 and Note 4 to the Consolidated Financial Statements herein.

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

PART II — OTHER INFORMATION

   Item 1. Legal Proceedings

        We, through our subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business.  Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results, except for the matters discussed below or in “Legal Proceedings” in Item 3 of our Form 10-K for the fiscal year ended December 31, 2005 and as discussed herein.

        Warranty Reinsurance Litigation.  We are a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty” issue.  American Safety Reinsurance, Ltd. (“American Safety Re”) was an excess-of-loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that provided insurance coverage to automobile dealerships and other providers that were obligors on automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the placeCayman Islands (the location of its legal creation).  This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty.  As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

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

        Griggs et al. v. American Safety Reinsurance, Ltd. et al., Case No. 2003-31509, Circuit Court, Seventh Judicial District, Volusia County, Florida.  Seven plaintiffs filed suit against us and three of our subsidiaries seeking to recover a $2.1 million loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the PlaceTypeplaceHarbour PlaceTypeVillage property.  The plaintiffs claimed that we were responsible for the repayment of the loan, with interest.  The plaintiffs propounded four theories of liability and the court granted judgment for us on three of the theories.  However, the court entered judgment on August 10, 2005 against us for approximately $3.4 million, which includes interest, on the remaining theory.  The court held that we, as a condition of our loan, required Ponce Marina, Inc. to demand that the plaintiffs enter into an agreement with Ponce Marina, Inc., to the detriment of their loans and to our benefit, and thus, we had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

        We filed an appeal in December 2005, which has been set for oral argument on December 5, 2006.  Based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision.

        Sizemore v. American Safety Insurance Services, Inc. et al., Case No 2005-31704, Circuit Court, Seventh Judicial District, Volusia County, Florida.  American Safety Insurance Services, Inc., its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by Ponce Marina, Inc. in the amount of $400,000 plus interest and costs.  The plaintiff also intends to seek class certification on behalf of himself and 21 other unnamed plaintiffs for the case on these claims in excess of $1.7 million plus interest and costs.  On January 27, 2006, the trial court dismissed the case.  The plaintiff was permitted to file an amended complaint on or before March 6, 2006.  The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery, some of which were also alleged in the Griggs case.  On May 4, 2006, the trial court dismissed the case and gave the plaintiff 20 days to file an amended complaint.  The plaintiff filed a third amended complaint and our third Motion to Dismiss was heard on August 22, 2006, and on September 18, 2006, the plaintiff’s case was dismissed with prejudice. On October 17, 2006, the plaintiff filed an appeal of the dismissal. We continue to vigorously defend this case, as we believe that the case is without merit.  Based on the merits of the case and the likelihood of ultimate payment, we have not established an accrual for the decision.

Item 1A. Risk Factors

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best, the most widely recognized insurance company rating agency. Additionally, many producers are prohibited by their internal guidelines from representing insurance companies that are rated below “A-” (Excellent) by A.M. Best. In September 2006, A.M. Best reaffirmed its rating of “A” (Excellent), with a “stable” outlook on a group basis of American Safety Insurance, including our two country-regionU.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is assigned to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders. A.M. Best reaffirmed this rating and outlook in September 2006. If A.M. Best requires us to increase our capital in order to maintain our rating and we are unable to raise the required amount of capital to be contributed to our insurance subsidiaries, A.M. Best may downgrade us.

    A.M.Best assigns ratings that represent an independent opinion of an insurer’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, insurance brokers and agents and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating could impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

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

        Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reactions to the specific risks that we underwrite, but also events that impact the overall reinsurance industry, such as the hurricanes in 2005. If we are unable to maintain or replace our reinsurance, our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

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

        From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual, or a sufficient accrual, for damages or expenses. For information on the material litigation in which we are involved, see “Item 1 — Legal Proceedings.”

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

                 identify insurable risks not adequately served by the standard insurance market;
                 maintain adequate levels of capital;
                obtain reinsurance on favorable terms;
                obtain necessary regulatory approvals when writing on an admitted basis;
                attract and retain qualified personnel to manage our expanded operations; and
                maintain our financial strength ratings.

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

We derive a significant  portion of our net income from our invested  assets.As a result,our operating results  depend inpart on the performance of our investment portfolio. Our investment portfolio is subject to various risks, including:

(1) credit risk,which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;
(2) interest rate risk, which is the risk that our invested assets may decrease due to changes in
& interest rates;
(3)equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices; and
(4)duration risk, which is the risk that our invested assets may notadequately match the duration of our insurance liabilities.

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

        American Safety, its reinsurance subsidiary, American Safety Reinsurance (“American Safety Re”), and its segregated account captive, American Safety Assurance Ltd. (“American Safety Assurance”), are organized in Bermuda. American Safety, American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety, American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety, American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income taxes and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

If you acquire 10% or more of the Common Shares, you may be subject to taxation under the “controlled foreign corporation”(“CFC”)rules.

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

        If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a country-regionplaceU.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2005 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected country-regionplaceU.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. persons who dispose of Common Shares may be subject to U.S. federal income taxation at the rates applicable to dividends on aportion of their gain, if any.

        Section 1248 of the Code provides that if a U.S. person sells or exchanges stock of a foreign corporation and that person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of that person’s share of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that person held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. shareholder of American Safety Insurance, other than Frederick C. Treadway or Treadway Associates, L.P., or their successors, heirs or assigns, should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of American Safety Insurance. As a result, American Safety should not be a CFC and Section 1248 of the Code, as applicable under the general CFC rules, should not apply to dispositions of our shares. It is possible, however, that the IRS could challenge these provisions in our organizational documents and that a court could sustain that challenge. To the extent American Safety is a CFC, a 10% U.S. Shareholder may in certain circumstances be required to report a disposition of Common Shares by attaching IRS Form 5471 to the placecountry-regionU.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs.

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

U.S. persons who hold Common Shares will be subject to adverse tax consequences if American Safety is considered to be a Passive Foreign Investment Company (a “PFIC”) for country-regionplaceU.S. federal income tax purposes.

        If American Safety is considered a PFIC for U.S. federal income tax purposes, a U.S. person who owns Common Shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of when tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if American Safety Insurance were considered a PFIC, upon the death of any U.S. individual owning Common Shares, that individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. American Safety Insurance does not believe that it is, and does not expect to become, a PFIC for placeplaceU.S. federal income tax purposes. No assurance can be given, however, that American Safety Insurance will not be deemed a PFIC by the IRS. If American Safety Insurance were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to placeplaceU.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, that guidance would have on an investor that is subject to placeplaceU.S. federal income taxation.

American Safety Insurance, American Safety Re and American Safety Assurance may become subject to Bermuda taxes in the future.

        Bermuda currently imposes no income tax on corporations. American Safety Insurance, American Safety Re and American Safety Assurance have received an assurance from the Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended (the “Tax Protection Act”), that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of that tax will not be applicable to American Safety Insurance, American Safety Re or American Safety Assurance until March 28, 2016. No assurance can be given that American Safety Insurance, American Safety Re or American Safety Assurance will not be subject to any placeBermuda tax after that date.

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

        Dividend Regulation. Like other insurance holding companies, American Safety Insurance Holdings, Ltd. relies on dividends from its insurance subsidiaries to be able to pay dividends and fulfill its other financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to pay dividends and fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments. Under the Companies Act, 1981 of Bermuda (the “Companies Act”), insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We do not anticipate paying cash dividends on the Common Shares in the near future.

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

        The risk factors presented above are the ones we consider material as of the date of this filing. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently than we do, and our analysis may be incorrect. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In that case, the trading price of the Common Shares could decline, and you could lose part or all of your investment. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        None

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

            31.1                 Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

            31.2                 Certification Pursuant toss.302 of the Sarbanes-Oxley Act of 2002

            32.1                 Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

            32.2                 Certification Pursuant toss.906 of the Sarbanes-Oxley Act of 2002

                                                    SIGNATURES

           Pursuant to the  requirements  of the  Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14thday of November 2006.

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