Form 10-K
period 2006-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2007-03-15
CIK 783603

                                              UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON,D.C. 20549
                                            ------------------

                                                FORM 10-K

                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006                        Commission file number 1-14795

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

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the
Securities Act.                                              Yes   ___    No _X_

Indicate by check mark if the  registrant is not required to file reports  pursuant to Section 13 or 15(d)
of the Act.                                                 Yes____    No   X

Indicate by check mark whether the registrant:  (1) has filed all reports  required to be filed by Section
13 or 15(d) of the  Securities  Exchange  Act of 1934  during  the  preceding  12 months  and (2) has been
subject to such filing requirements for the past 90 days.  Yes X     No ___

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or  information  statements  incorporated  by reference in Part III of this Form 10-K or any  amendment to this Form 10-K.  __

Indicate by check mark whether the registrant is a large  accelerated  filer,  an  accelerated  filer or a
non-accelerated filer.      Large Accelerated Filer ___Accelerated Filer   X        Non-accelerated
Filer ____

Indicate by check mark whether the  registrant  is a shell  company (as defined in Rule 12b-2 of the Act).
Yes ___   No X

The aggregate  market value of registrant's  voting common stock held by  non-affiliates  on June 30, 2006 was  $112,097,997.  For the purposes of this  calculation,  shares of common stock of the Registrant  held by directors,  executive  officers and persons who hold more than 5% of the  outstanding  shares have been excluded.

The number of shares of registrant's common stock outstanding on March 9, 2007 was 10,556,449.

Documents  Incorporated  by  Reference:  Part III of this  Form 10-K  incorporates  by  reference  certain information  from  Registrant's  Proxy Statement for the 2007 Annual General  Meeting of the  Shareholders
(the "2007 Proxy Statement").

                          [The Remainder of this Page Intentionally Left Blank]

                                 AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                                            Table of Contents

                                                      PART I

                                                     PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchase of Equity Securities................................................   42
Item 6.          Selected Financial Data.....................................................................   43
Item 7.          Management's Discussion and Analysis of Financial Condition

Item 9.          Changes in and Disagreements with Accountants on

                                                     PART III
Item 10.         Directors , Executive Officers and Corporate Governance of Registrant.......................   72
Item 11.         Executive Compensation......................................................................   72
Item 12.         Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters.............................................72
Item 13.         Certain Relationships and Related Transactions, and Director Independence...................   72
Item 14.         Principal Accountant Fees and Services......................................................   72
                                                     PART IV
Item 15.         Exhibits and Financial Statements and Schedules.............................................   73

PART I

Item 1. Business

        In this Report, the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries.

        We maintain a web site at www.amsafety.com that contains additional information regarding the Company. Under the caption Investor Relations — “SEC Filings” on our website, we provide access, free of charge, to our filings with the Securities and Exchange Commission (“SEC”), including Forms 3, 4 and 5 filed by our officers and directors as soon as reasonably practical after electronically filing such material with the SEC.

Who We Are

        We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market. For twenty years, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks and construction risks, as well as in developing programs for other specialty classes of risk.

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

        We insure and place risks primarily through our two U.S. insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity Company (“American Safety Indemnity”), and through, American Safety Risk Retention Group, Inc. (“American Safety RRG”) a variable interest entity which is consolidated in our financial statements in accordance with Financial Accounting Standard Board (FASB), Interpretation 46 (FIN46). We reinsure a portion of these risks through our Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”) and our Bermuda segregated account captive, American Safety Assurance Ltd. (“American Safety Assurance”). American Safety Assurance serves as a risk sharing vehicle for program managers and insureds. Our Bermuda subsidiaries also facilitate the allocation of risk among our insurance subsidiaries and provide us with greater flexibility in managing our capital. Our subsidiary American Safety Insurance Services, Inc. (“ASI Services”) provides a range of insurance management and administrative services for American Safety Casualty, American Safety Indemnity and American Safety RRG.

Our Market

        We actively participate in both the excess and surplus lines (“E&S”) and the alternative risk transfer (“ART”) insurance markets.

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

        Also included in our description of the excess and surplus lines market is the specialty admitted market. Insurance carriers operating in the specialty admitted market underwrite complex risks similar to excess and surplus lines carriers, but are licensed by the insurance regulators in the states in which they operate as admitted insurance companies. Although they are admitted in the jurisdictions in which they operate, specialty admitted carriers are typically less restricted by policy rate and form regulations than standard admitted carriers due to the complexity of the risks being underwritten, the absence of standard market coverage, or the nature of the coverages provided. Some insureds with complex insurance needs require coverage from an admitted insurance company due to regulatory, legal, marketing or other factors. We currently underwrite specialty admitted policies in our environmental business line in StateCalifornia, StateIllinois, StateNew Jersey, StateTexas and New York. We also write a small portion of our specialty program business on a specialty admitted basis. All of our surety bonds are written on an admitted basis in accordance with standard industry practice.

        The property and casualty insurance industry has historically been a cyclical industry consisting of both “hard market” periods and “soft market” periods. The excess and surplus lines market historically has tended to move in response to the underwriting cycles in the standard insurance market. Hard market periods are characterized by shortages of underwriting capacity, limited availability of capital, less competition and higher premium rates. Typically, during hard markets, as rates increase and coverage terms become more restrictive, business shifts from the standard insurance market to the excess and surplus lines market as standard insurance market carriers rely on traditional underwriting techniques and focus on their core business lines. In soft markets, business shifts from the excess and surplus lines market to the standard insurance market as standard insurance market carriers tend to loosen underwriting standards and seek to expand market share by moving into business lines traditionally characterized as “surplus lines.”

        Since 2000, the excess and surplus lines market has grown substantially, both in terms of available premium as well as in relation to the overall U.S. commercial property and casualty market. According to A.M. Best, from 2000 to 2003, the excess and surplus lines market grew at a 29.5% compounded annual growth rate and increased as a percentage of the overall U.S. commercial property and casualty insurance market from 7.6% to 13.7%. However, from 2003 to 2004, the latest year for which industry data is available from A.M. Best, the year-over-year growth rate was 0.7% as competition increased and the rate of price increases slowed. In 2004, country-regionU.S. excess and surplus lines direct premiums written totaled over $33.0 billion and represented approximately 14.9% of the total U.S. commercial property and casualty insurance market.

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

Alternative Risk Transfer

        The alternative risk transfer market, or ART market, provides insurance and risk management products for insureds who want more control over the claims administration process and who pay very high insurance premiums or are unable to find adequate insurance coverage. The ART market originated during the 1980s when obtaining various types of commercial liability insurance coverages was difficult for businesses in certain industries due to the nature of their operations or the industries in which they operated. To meet the risk management or insurance needs of these businesses, new alternative risk transfer solutions were developed, such as captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, the assets of which are contributed by one interest or a group of related interests so as to provide insurance coverage for their business operations. Risk retention groups are companies that are owned by their insureds that, while being licensed only in the state of their formation, are able to write insurance in all states through the Federal Liability Risk Retention Act. These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

        The ART market has grown substantially over the past five years through the creation of additional captives and risk retention groups. According to A.M. Best, net premiums written in the ART market grew approximately 47% between 2000 and 2006, for a cumulative annual growth rate (CAGR) of 8%. Net premiums written grew 5.8% from 2005 to 2006. During this time, the ART market expanded to include a wider range of risk sharing vehicles, and benefited from more favorable regulation in certain jurisdictions in the U.S. The ART market has responded effectively to the strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs and access to reinsurance markets.

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

Our Products

        Our core product segments include excess and surplus lines and alternative risk transfer products:

Excess and Surplus Lines. We focus our excess and surplus lines segment on small to medium-sized businesses in industries such as environmental remediation and construction because we believe that, due to the complex risk profile of those businesses and their smaller account sizes, there is less competition in the market to underwrite these risks. We provide the following excess and surplus lines products in the following industries:

Environmental. We underwrite various types of environmental risks including contractors’ pollution liability, environmental consultants’ professional liability and environmental impairment liability. We do not provide coverage for manufacturers or installers of products containing asbestos, but instead insure the contractors who remediate asbestos. For the year ended December 31, 2006, we had gross premiums written of $51.8 million and net premiums written of $37.8 million in our environmental business line, representing 21.6% and 24.0% of our total gross and net premiums written, respectively. From 2000 through 2006, we achieved a compound annual growth rate in gross premiums written of 29.5% in our environmental business line.

   The environmental risks we underwrite are as follows:

Contractors’Pollution Liability. Includes general and pollution liability coverage for third party claims for bodily injury and property damage, including clean-up costs resulting from pollution conditions. Many of these contractors operate in the pollution remediation industry, engaging in activities such as hazardous waste remediation, soil remediation, emergency response and storage tank installation or removal. This coverage is offered on either an occurrence basis or a claims made and reported basis. Coverage written on an occurrence basis provides coverage to the insured for occurrences during the coverage period while coverage written on a claims made and reported basis provides coverage to the insured only for losses reported during the coverage period. For the year ended December 31, 2006, contractors’ pollution liability represented 6% of our total environmental gross premiums written.

Environmental Consultants’ Professional Liability. Includes professional liability coverage for the unique exposures inherent to environmental professionals including consultants, engineers, design professionals and laboratories. We provide coverage for third party claims resulting from professional services rendered by the insured. This coverage is written on a claims made and reported basis. For the year ended December 31, 2006, environmental consultants’ professional liability represented 5% of our total environmental gross premiums written.

Environmental Impairment Liability. Includes coverage for both off-site and on-site third party bodily injury, property damage and clean-up costs arising from pollution conditions emanating from or at sites owned or operated by an insured. Our typical insureds for this coverage include waste treatment and disposal facilities, manufacturing facilities, chemical manufacturers and blenders, electric utilities, recyclers, owners and operators of storage tank facilities, dry cleaners, convenience stores, gasoline stations, trucking and distribution centers and petroleum marketers. Coverage is written on a claims made and reported basis. For the year ended December 31, 2006, environmental impairment liability represented 89% of our total environmental gross premiums written

Construction. We underwrite various types of residential and commercial construction risks. Our construction insurance coverages consist mostly of primary general and excess general liability coverages for insureds located primarily in the western U.S., although we are expanding our geographic coverage in this line of business. For the year ended December 31, 2006, we had gross premiums written of $96.9 million and net premiums written of $92.5 million in our construction business line, representing 40.4% and 58.8% of our total gross premiums written and net premiums written, respectively. From 2000 through 2006, we achieved a compound annual growth rate in gross premiums written of 28.0% in our construction business line.

        The construction risks we underwrite include:

Residential Construction. We provide coverage for contractors involved with the construction and remodeling of residential properties. The types of residential contractors we insure primarily include graders, framers, concrete workers, drywall installers and general contractors. For the year ended December 31, 2006, residential construction represented 71% of our total construction gross premiums written.

Commercial Construction. The commercial contractors we insure primarily include framers (predominantly for apartments), concrete workers and graders. Many of the commercial contractors we insure derive a portion of their revenues from residential construction work, and consequently, most standard market insurance companies will not offer them coverage. Due to our understanding of the residential construction market, we are able to fill a market void for certain commercial contractors and can insure these contractors for an attractive premium per dollar of risk and with customized policy terms. For the year ended December 31, 2006, commercial construction represented 24% of our total construction gross premiums written.

Other Construction. Also included in our construction business line are other excess and surplus lines coverages for underserved markets, including general liability for building owners and equipment dealers and products liability for product manufacturers and distributors. The gross premiums written associated with these excess and surplus lines policies represented 5% of our total construction gross premiums written for the year ended December 31, 2006.

Non-Construction. In 2006, the Company began to write selected non-construction general and products liability business, offering both primary and excess products to small to middle market accounts. For the year ended December 31, 2006, non-construction represented less than 1%of our total gross premiums written.

Excess. The Company’s excess product is focused primarily in the construction and products liability area. In 2006, the Company added a new underwriting office in Middletown, New Jersey, which has allowed the Company to expand its excess liability product to write over other carriers’ primary polices and to offer umbrella liability coverage. The Company also increased the available policy limits up to $5.0 million. For the year ended December 31, 2006, excess represented 1.6% of our total gross premiums written.

Surety. “Surety” is a contract under which an insurer guarantees certain obligations of a second party to a third party. We are listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety, primarily providing contract performance and payment bonds to environmental contractors and general construction contractors in 47 states and the District of Columbia. For the year ended December 31, 2006, we had gross premiums written of $4 million and net premiums written of $3 million in our surety business line, representing 1.7% and 1.9% of our gross premiums written and net premiums written, respectively.

Alternative Risk Transfer. We provide the following alternative risk transfer products:

Specialty Programs. Working with third party program managers, reinsurance intermediaries and reinsurers, we target small and medium-sized businesses with homogenous groups of specialty risks where the principal insurance requirements are general, professional or pollution liability. We outsource the underwriting and program administration duties for these programs to program managers with established underwriting expertise in the specialty program area. Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, apartment owners, restaurant owners and tavern owners and bail bondsmen and Hawaii taxi cab operators.

We differentiate ourselves from our program competitors primarily in two ways. First, we typically require the originators of the business, the program managers, to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered through the provision of collateral. Our Bermuda segregated account captive, American Safety Assurance, facilitates the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us.

In 2006, we had gross premiums written of $80.6 million and net premiums written of $21.8 million in our specialty programs business line, representing 33.8% and 13.8% of our total gross and net premiums written, respectively. We also earn fee income on the specialty program business that we write. From 2000 through 2006, we have achieved a compounded annual growth rate in gross premiums written of 12.4% in our specialty program business lines.

Fully-Funded. Fully-funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay very high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully-funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims. Our fully-funded product accomplishes this by giving our insureds the ability to fund their liability exposures via a self-insurance vehicle, such as our segregated account captive, American Safety Assurance, or through another captive vehicle established by the insured. We do not assume underwriting risk on these policies, but instead earn a fee for providing the policies. Policy limits are set based on the requirements of the insured, and the insured funds the entire aggregate limit through a combination of cash and irrevocable letters of credit. These cash amounts are accounted for as a liability. The aggregate policy limit caps the total damages payable under the policy, including all defense costs. We write fully-funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries. During 2006, we generated $2.1 million in fees from fully-funded business.

Partially-Funded. We introduced a partially funded product during the fourth quarter of 2006 to complement our fully funded product. This product is used for entities that want to self insure a portion of their risk and combines a level of underwriting risk with a self insured component. We believe this product will increase our fee income growth potential.

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

Workers’ Compensation. In 1994, we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the high expenses associated with servicing this business line. The claims associated with this business line are being administered by a third party. At December 31, 2006, we were carrying net reserves of $7.6 million related to this business line.

Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2006, we were carrying net reserves of $10.7 million related to this business line.

Commercial Lines. Prior to 2002 the Company wrote commercial lines insurance primarily for habitational and manufacturing risks. At December 31, 2006, we are carrying net reserves of $900,000 related to this business line.

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

Rating

        In September 2006, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our two country-regionU.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A. M. Best also revised the rating outlook to “stable” from “negative” An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance with insurance companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of an insurer’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, insurance brokers and agents and its rating and outlook should not be considered an investment recommendation.

        We have also been assigned a financial size category of Class VIII by A.M. Best. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.

Distribution

        The specific distribution channels we use vary by business line. We market our excess and surplus products through approximately 250 producers in all 50 states and the District of Columbia. Within our excess and surplus lines segment, our environmental insurance products are written through a mix of retailers and wholesalers, while our construction insurance products are marketed exclusively through wholesale brokers. The only producers that produce greater than 10% of our construction business line total gross premiums written are Cooney, Rikard & Curtain Insurance Services, Inc. and Brown & Brown, Inc. which produced approximately 23% and 15% of our total gross premiums written for the year ended December 31, 2006, respectively. Both of these producers produce business on a national basis. Our alternative risk transfer specialty program products are distributed through active solicitation by program managers and managing general agents with established underwriting expertise in a specialty program area, to whom we outsource the underwriting and program administration duties. In addition to program managers, reinsurance intermediaries and brokers also serve as a distribution source of program business. Our fully-funded or partially funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the alternative risk transfer market.

Technology

        We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing our producers access to our systems via the Internet. We utilize two primary information processing systems that are an integral part of our operations and are discussed below. Utilmately we believe these investments in technology will result in a decline in our expense ratio by enabling us to increase premium volume without requiring significant additional staff. Our information technology department consists of eleven full-time employees, as well as third-party vendors who support our existing technology platform. We continue to review and reinvest in technology to improve our competitiveness and operational efficiency.

ProStar.Launched in 2001, ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks. The policies we process through ProStar are combined general, professional and pollution liability policies designed for environmental contractors and consultants with annual revenues of $3.0 million or less. ProStar increases product distribution for smaller environmental accounts while reducing associated underwriting and operating costs. In 2006, gross premiums written generated through ProStar totaled approximately $21.2 million, representing a 15.0% increase from 2005. In addition, policy counts were up 6.1% in 2006 as compared to 2005. We believe this technology is scalable to other products and can be modified to accommodate our growth.

Integrated Software Package. We purchased an integrated software package in 2003 that addresses underwriting, premium accounting, claims and forms processing functions and is a secure and consolidated collection of primary insurance data that feeds a data warehouse for management reporting and analysis. The system has been implemented in our construction and environmental business lines, and we believe it is scalable to other products as they are developed.

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

        Most of our underwriters have approximately 20 years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target. We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies. We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on underwriting profits rather than premium growth. We also enforce an internal quality control standard through periodic audits of underwriter files. Underwriters meet monthly to discuss the status of renewal business with members of the claims department, who adjust claims as reported under a policy.

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

Claims Management

Excess and Surplus Lines

        The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation that requires handling by a claims professional with specialized knowledge and claims management expertise. Accordingly, we employ experienced claims professionals with broad backgrounds, many with more than 20 years of experience in resolving the types of claims that typically arise from the specialty risks we underwrite. Our Chief Claims Officer has more than 25 years of diverse experience in claims management for specialty risks including specific experience with claims involving complex coverage issues and has managed claims operations with as many as 1,000 employees. We believe our claims management approach, which is focused on achieving the best possible financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise is integral to controlling our losses and loss adjustment expenses. We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting and marketing activities through frequent interaction among the claims, underwriting and loss control staffs.

        With the exception of construction defect claims associated with our construction business line, claims arising out of policies issued in our excess and surplus lines segment are handled primarily by our internal claims adjustors. Because construction defect claims require specialized knowledge of local markets and regulations, since 2004 the majority of our construction defect claims have been handled by third party administrators (“TPAs”) located in California. However, as a result of premium growth in the construction business line and our decision to take a larger risk position on the construction policies we underwrite, in February 2006 we established an internal claims handling office in California to manage our construction defect claims. The agreement with the TPA’s handling our construction defect claims were terminated in 2006. This office is staffed with eight adjustors with an average of more than 15 years experience managing construction defect claims. We believe that the establishment of this office will enhance our market presence in the western U.S. and enable us to more effectively and profitably manage our construction defect claims.

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

Alternative Risk Transfer

        Claims management also plays an important role in achieving our profitability goals in our alternative risk transfer segment. We use TPAs to handle the majority of the claims arising from policies written in our alternative risk transfer segment. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will act as the TPA for the program. By utilizing TPAs, we gain immediate access to the required claims handling expertise in the unique business lines we underwrite. Our selected TPAs undergo a rigorous pre-qualification process and are closely monitored and regularly audited. We select only TPAs with claims personnel experienced in handling claims for the types of risks typical of our specialty programs and fully-funded accounts.

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

Loss Control

        Loss control is not a widely utilized risk management tool by excess and surplus lines companies. We believe that loss control can provide value to our underwriters as part of their risk selection process, and to our insureds in the improvement of their risk management practices. Our loss control services assist insureds and our underwriters with regulatory compliance monitoring, the identification and analysis of risk exposures and the selection and implementation of effective risk management practices. Loss control services are utilized most often by our environmental and construction underwriting units as part of their account evaluation and maintenance process. Loss control reports are generated on selected individual accounts and reviewed by underwriters as part of their underwriting evaluation. Our loss control services for individual accounts include an initial assessment of regulatory policies and procedures, and risk management practices and targeted physical inspections, which are performed by outside professional loss control services companies.

        Within our construction and environmental business lines, the only business lines for which we perform loss control, our inspection process, includes an office interview with company management to assess the written policies and procedures as well as the overall corporate approach toward risk management processes. In our environmental business line, we have developed specific work standards or “guidelines” to which insureds must adhere. In our construction business line, we review standard contracts utilized for projects as part of our risk management analysis. A jobsite survey is also performed to assess the implementation and adherence to company, state and federal regulations.

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

    Environmental.        Our reinsurance treaty for environmental products operates on an excess of loss basis. Effective April 1, 2006 the Company renewed this treaty maintaining the same reinsurance structure as the expiring treaty but increased its retention on a per occurrence basis from $500,000 to $837,500. The balance of the risk, up to $10.2 million in excess of the Company’s retention is ceded to unaffiliated reinsurers.

    Construction.        Effective July 1, 2005, we discontinued purchasing reinsurance on the primary general liability portion of our construction business line. We made this decision after performing a loss cost and dynamic financial analysis, and concluding that our reinsurance purchases were uneconomical. We believe retaining this exposure will enhance our financial results and returns on capital. Prior to July 1, 2005, the reinsurance treaty for our primary general liability portion of our construction business line operated on an excess of loss basis providing reinsurance of $650,000 for each occurrence in excess of a $350,000 per occurrence retention. We continue to maintain a reinsurance treaty for our excess liability construction insurance business line that provides reinsurance coverage of $2.0 million for each occurrence in excess of a primary general liability policy that provides $1.0 million of coverage. Previously we maintained a 25% quota share participation in such excess coverages, which is now in runoff.

        Excess and non-construction. Effective July 1, 2006 we entered into a quota share reinsurance agreement for the excess and non-construction business with a maximum retention of $1.0 million per occurrence.

        Specialty Programs. The majority of our program business is reinsured under separate quota share and excess of loss reinsurance treaties that are purchased for each program.

    Surety.        For our surety business, we entered into a quota share reinsurance treaty during the second quarter of 2004 which provided reinsurance for a single bond limit not to exceed $3.0 million, subject to a maximum for any one principal of $6.0 million. We retained a 50% participation in this treaty with the balance reinsured by unaffiliated reinsurers. Effective June 1, 2006 this treaty was non renewed based on our belief that retaining this exposure will enhance our financial results and returns on capital.

    Other.        We also purchase reinsurance coverage on certain products that protects us from claims associated with bad faith allegations, improper claims handling and multiple insureds being involved in the same occurrence. This reinsurance provides limits of $5.0 million per occurrence, subject to an aggregate limit of $15.0 million.

        We do not have any exposures that exceed the limits stated above. We may decide to purchase reinsurance that exceeds this coverage for certain programs. For the year ended December 31, 2006, we ceded $82.3 million of premium (34.4% of direct premiums written) to unaffiliated third party reinsurers, as compared to $97.3 million of premium (40.9% of direct premium written) in 2005. Ceded reinsurance premiums from the specialty programs business line were 71.4% of this amount in 2006. We monitor the reinsurance market and will increase or decrease our reliance on reinsurance depending on available coverage and rates.

Our Reinsurers

        While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to be below our stated requirments. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and monitor our reinsurance coverage.

        To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account. Collateral may also include amounts we owe reinsurers for premium in the ordinary course of business. The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2006:

                                                                         Total
                                                                      Recoverables
                                                                           at         Collateral at   Net Exposure at
                                                         A.M. Best      December 31,    December 31,     December 31,
   Reinsurers                                           Rating (1)        2006(3)            2006           2006(4)
                                                                        (In thousands of dollars)
Berkley Insurance Company                                   A          $  39,049     $       358          $ 38,691
American Constantine (2)                                  N/A             20,791          22,093             ____-
Alea Group of Companies                                   N/A             17,021           8,172             8,849
Folksamerica Reinsurance Company                           A-             15,961           1,085            14,876
Partner Reinsurance Company                                A+             12,219           1,658            10,561
QBE Reinsurance Corporation                                 A             12,011           1,513            10,498
Transatlantic Reinsurance Company                          A+             11,307           2,517             8,790
Aspen Insurance UK Limited                                  A             10,618           2,344             8,274
Daimler Chrysler Insurance Company                          A              9,693           3,215             6,478
Louisiana Pest Control Insurance Company                  N/A              8,993           8,755               238
Munich Reinsurance America, Ltd.                            A              5,875             950             4,925
Odyssey American Reinsurance Corporation                    A              5,344              98             5,246
Other                                                                     53,343          26,820            26,523
Total                                                                  $ 222,225        $ 79,578          $143,949
Less Valuation Allowance                                                   1,318               -             1,318
Total Reinsurance Recoverable                                           $220,907        $ 79,578          $142,631
                                                                        ========        ========          ========

(1)        The A.M. Best rating is as of March 8, 2007.
(2)        Constitutes a captive supporting risk positions assumed by program managers on certain specialty programs.
(3)        Total recoverables includes recoverable amounts for paid losses, case reserves, incurred but not reported reserves and ceded unearned premiums..
(4)        For purposes of this table, for a reinsurer who is over collateralized, net exposure will be reflected as zero

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

         Gross Premiums Written.

        The following table sets forth our gross premiums written and percentage of total gross written premiums by business line for the years ended December 31, 2004, 2005 and 2006.

                                                           Year Ended December 31,

                                              2004                      2005                       2006
                                                              (Dollars in thousands)
Excess & Surplus Lines
   Environmental                     $44,157     20.0%            $51,014      21.8%           $51,805     21.6%
   Construction                       94,747     43.0              93,315      39.9             96,918     40.4
   Non  Construction                       -        -                   -         -              2,344      0.9
   Excess                              2,158      0.9               2,091       0.9              3,946      1.6
   Surety                              1,725      0.8               2,581       1.1              4,004      1.7
     Total                           142,787     64.7             149,001      63.7            159,017     66.2

Alternative Risk Transfer
  Specialty Programs                  76,264     34.6              85,138      36.3             80,590     33.8
Runoff                                 1,243      0.7                 (81)      0.0               -         0.0

Total                               $220,294    100.0%           $234,058     100.0%          $239,607     100.0%
                                    ========    =====            ========     =====           ========     ======

Net Premiums Written.

        The following table sets forth our net premiums written and the percentage of total net written premiums by business line for the years ended December 31, 2004, 2005 and 2006:

                                                           Year Ended December 31,
                                              2004                  2005                        2006
                                                          (Dollars in thousands)
Excess & Surplus Lines
   Environmental                     $35,024     26.6%            $41,477      30.0%           $37,746    24.0%
   Construction                       77,462     58.8              77,639      56.1             92,530     58.8
   Non  Construction                       -        -                   -         -              1,524      1.1
   Excess                                432      0.3                 387       0.3                670      0.4
   Surety                              1,174      0.9               1,345       1.0              3,042      1.9
     Total                           114,092     86.6             120,848      87.4            135,512      86.2

Alternative Risk Transfer
  Specialty Programs                  17,273     13.1              19,712     14.0              21,756      13.8
Runoff                                   299      0.3              (2,045)    (1.4)                  -       0.0
Total                               $131,664    100.0%           $138,515   100.0%           $157,268    100.0%
                                    ========    ======           ========   ======           ========    ======

         Combined Ratio.

        The combined ratio is a standard measure of a property and casualty insurer’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. On a GAAP basis, the combined ratio is determined by adding losses and loss adjustment expenses incurred and acquisition and other underwriting insurance expenses and dividing the sum of those numbers by net premiums earned. Our GAAP combined ratio was 102.8% in 2004, 98.6% in 2005 and 98.6% in 2006.

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

Losses and Loss Adjustment Expenses Reserves

        We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed to estimate our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, vary significantly from the projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our historical losses and loss adjustment expenses.

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

        As of December 31, 2006, approximately $231.9 million, or 83%, of our net reserves, related to our excess and surplus lines segment, $27.4 million, or 10%, of our net reserves were attributable to our alternative risk transfer segment and the balance of our net reserves, or $19.2 million, was allocated among our runoff segment.

        In establishing reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses. The expected loss ratio method incorporates industry expected losses which are adjusted for our historical loss experience. The loss development method relies on industry payment and reporting patterns to develop our estimated losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to our expected losses to produce our expected IBNR losses. We review the ultimate projections from all three methods and, based on the merits of each method, determine our estimated ultimate losses. In response to the reserve development experienced in the first two quarters of 2004 in our construction line and management’s concern that existing reserves for this segment might be inadequate, we commenced an actuarial reserve evaluation. This evaluation analyzed reserves by specific risk categories within our construction line, such as general liability for building owners and California contractors, in addition to analyzing by as a single risk category for the entire construction business line. The results of the specific risk analysis were then compared to the results of the single risk analysis in determining the final carried reserves. The establishment of appropriate loss reserves is an inherently uncertain process and there can be no assurances our ultimate liabilities will not materially exceed our reserves.

        All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for reserve analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. Our in house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis. A full actuarial analysis is performed by an independent third party actuarial firm annually, assessing the adequacy of statutory reserves established by our management. A statutory actuarial opinion is filed by management in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. “Statutory reserves” are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

        The net carried reserves at December 31, 2005 and December 31, 2006 are as follows (in thousands):

                                               December 31,               December 31,
                                                   2005                        2006

Excess & Surplus Lines                         $ 45,205                   $ 51,317
   Environmental                                142,919                    180,434
   Construction                                     220                        174
   Surety                                       188,344                    231,925
Alternative Risk Transfer
   Programs                                      21,412                     27,445
Runoff                                           24,222                     19,157
Total                                          $233,978                   $278,527
                                               ========                   ========

        The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

                                               Year Ended December 31,
                                           2004         2005         2006
                                                  (In thousands)
Gross reserves, beginning of year      $ 230,104     $321,038      $393,493
Ceded reserves, beginning of year        115,061      136,998       159,515
Net reserves, beginning of year          115,043      184,040       233,978

Incurred related to:
Current accident year                     79,101       81,800        89,731
Prior accident years                      14,402        2,606         2,598
Total incurred                            93,503       84,406        92,329

Claim payments related to:
Current accident year                      2,567        2,501         5,959
Prior accident years                      21,939       31,967        41,821
Total claim payments                      24,506       34,468        47,780

Net reserves, end of year                184,040      233,978       278,527
Ceded reserves, end of year              136,998      159,515       161,149
Gross reserves, end of year            $ 321,038    $ 393,493     $ 439,673
                                       =========    =========     =========

The net prior year reserve development for 2004, 2005 and 2006 occurred in the following business lines:

                                         Year Ended December 31,
                                     2004            2005           2006
                                                (In thousands)

Excess and Surplus Lines          $       94        $  (754)         $  56
   Environmental                       7,700          2,204          2,425
   Construction                           37            311           (224)
   Surety                              7,831          1,761          2,257
Alternative Risk Transfer
   Programs                            1,496           (266)           641

Runoff                                 5,075           1,111          (300)

Total                               $ 14,402         $ 2,606       $ 2,598
                                    ========         =======       =======

        The 2006 prior year development in the construction line primarily relates to development in layers that were previously reinsured, but the reinsurance treaty was commuted in 2005. The development in the programs primarily relates to an increase in certain case reserves on polices written in 2004 and 2005. This development is partially offset by reserve reductions in our surety and run-off lines.

In 2005, the Company commuted two excess of loss reinsurance treaties with a former reinsurer. The negotiated commutation price was approximately $1 million less than the recoverable from the reinsurer which was recorded in the second quarter of 2005. Additionally, in the fourth quarter 2005, the accident year 2001 losses from commercial and residential contractors’ claims other than the construction defect risk category developed adversely. Additionally in the fourth quarter 2005, the Company engaged an actuarial consulting firm to provide construction defect claim count development patterns based on a group of companies writing construction contractors business since the early 1990s in California and other states. We implemented these claim count development patterns, which were based on a larger number of claims and a longer development history than we previously had used in estimating future construction defect claim counts. In 2005, the runoff lines’ reserve development for prior years was due to $1.2 million of increases in reserves on the Company’s excess municipality program.

Reserve development for prior years in the construction line in 2004 was attributable to developing losses on (i) certain New York contractor risks written in 2001 and (ii) a change in actuarial reserving methodologies to reflect risk categories. Exposure to New York contractor risks in our construction line was significantly reduced during 2002 and 2003. The runoff lines’ reserve development for accident years prior to 2005 was primarily due to $2.9 million of increases in workers’ compensation reserves and $1.6 million of increases in reserves on our excess municipality program.

        The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1996 through 2006 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

                                                            Year Ended December 31, (1)
                            1996    1997    1998     1999    2000    2001    2002    2003      2004      2005     2006

                                                                  (In thousands)
Gross reserves             $ 8,914 $11,572 $14,701  $20,413 $50,509 $137,391 $179,164 $230,104 $321,038 $393,493  $439,673
Re-estimated at 12/31/06    11,251  11,721  12,638   27,451 104,026  223,476  271,946  333,345  374,131  419,497
Cumulative redundancy
(deficiency) on gross
reserves                   (2,337)   (149)   2,063  (7,038)(53,517) (86,685)  (92,782)(103,241) (53,093)   (26,004)

Ceded reserves                 45     779    1,842    6,065  27,189  89,697 109,543 115,061   136,998    159,515  161,149
Re-estimated at 12/31/06     3,579   1,285   1,022   11,009  71,039 145,444 162,930 184,959   180,534    182,921
Cumulative redundancy
(deficiency) on ceded
reserves                   (3,534)   (506)     820   (4,944)(43,850)(55,747)   (53,387) (69,898)  (43,536)   (23,406)
Net reserves for unpaid
losses and loss
adjustment expenses          8,869  10,793  12,860   14,348  23,320  47,734  69,621 115,043   184,040    233,978  278,527
Net Reserves re-estimated
at December 31:
1 year later                 9,850  11,460  12,298   15,498  24,837  49,469  74,857 129,445   186,646    236,576
2 years later                9,926  12,244  12,967   15,541  26,853  53,912  93,943 144,083   193,597          -
3 years later                9,606  12,550  12,677   16,452  29,242  67,072 106,264 148,386         -          -
4 years later                9,767  11,556  13,054   16,510  28,708  75,899 109,016       -         -          -
5 years later                8,677  11,558  11,995   16,208  30,235  78,072       -       -         -          -
6 years later                8,646  10,505  11,697   16,503  32,987       -       -       -         -          -
7 years later                7,952  10,303  12,018   16,442       -       -       -       -         -          -
8 years later                7,862  10,383  11,617        -       -       -       -       -         -          -
9 years later                7,822  10,436       -        -       -       -       -       -         -          -
10 years later               7,672       -       -        -       -       -       -       -         -          -
Cumulative redundancy
(deficiency) on net
reserves                     1,197     357   1,243   (2,094) (9,667)(30,338)(39,395)(33,343)  (9,557)    (2,598)
Cumulative amount of net
liability paid through
December 31:
1 year later                 1,827   2,880   3,612    5,243  10,514  15,406  17,873  21,939    31,967     41,821
2 years later                3,506   6,057   6,565    9,616  15,865  28,577  35,642  48,426    70,241          -
3 years later                4,918   7,443   9,058   11,060  22,750  38,290  55,094  77,685         -          -
4 years later                6,034   8,991   9,086   13,558  24,131  47,756  72,668       -         -          -
5 years later                6,638   8,479   9,895   13,646  25,739  56,123       -       -         -          -
6 years later                6,362   9,320   9,816   14,173  27,992       -       -       -         -          -
7 years later                7,017   9,073  10,301   14,584       -       -       -       -         -          -
8 years later                7,016   9,267  10,146        -       -       -       -       -         -          -
9 years later                7,029   9,468       -        -       -       -       -       -         -          -
10 years later               7,027       -       -        -       -       -       -       -         -          -

Net reserves December 31     8,869  10,793  12,860   14,348  23,320  47,734  69,621 115,043   184,040    233,978  278,527
Ceded Reserves                  45     779   1,841    6,065  27,189  89,657 109,543 115,061   136,998    159,515  161,149
Gross Reserves             $ 8,914 $11,572 $14,701  $20,413 $50,509$137,391 $179,164 $230,104  $321,038  $393,493  $439,673
                           ======= ======= =======  ======= =============== ======== ========   =======  ========  ========

(1)        Only years ended December 31, 2001,  2002,  2003,  2004, 2005 and 2006 include the consolidated values of American Safety RRG.

Investments

        The Company’s investment portfolio is managed to optimize total economic return, with due consideration for the preservation of principal, operating income targets and the Company’s overall asset/liability strategy.

        Our investment portfolio is managed by an independent, nationally recognized investment management company that manages our investment portfolio pursuant to the investment policies and guidelines established by our Board of Directors. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. The maturity structure and duration target for our investment portfolio takes into account the need to manage a part of the portfolio to produce cash flow to cover operational needs while allowing flexibility to manage our assets. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any one market sector. The guidelines further limit the amount that may be invested by issuer quality rating. Additionally, we use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities and high quality marketable corporate securities which are rated investment grade or better. We also invest in common equity securities that track the S&P 500. At December 31, 2006, common equity securities represented 17.3% of our prior year-end GAAP shareholders’ equity which is in compliance with our investment guidelines. At December 31, 2006, we had $8.1 million invested in dividend paying preferred stocks to increase our investment yield.

        Pursuant to our investment guidelines, we have general limitations on the type of investments that may be made, including, among others, prohibitions on investments in certain types of securities, credit quality limitations and maturity and duration requirements without prior approval from management.

        At December 31, 2005 and 2006, the fair value of our cash and invested assets totaled approximately $438.8 million and $562.5 million, respectively, and were classified as follows:

                  Type of Investment                      Fair Value          Amortized Cost              Percent of
                                                        At December 31,        At December 31,           Amortized Cost
                                                             2005                 2005                    Portfolio
                                                                                (In thousands)
           Cash and short-term investments                 $48,617                 $48,617                  11.0%
                                                   ------------------------------------------------------------------------
           Fixed income securities:
             U.S. government securities                     85,976                  86,740                    19.7
           States of the U.S. and
           political subdivisions of the states             64,628                  64,740                    14.7
           Mortgage-backed securities                      130,469                 132,992                    30.1
           Corporate securities                             83,784                  84,764                    19.2
                                                   -------------------------------------------------------------------------
           Subtotal                                       $364,857              $  369,236                    83.7
           Common and preferred stocks                      25,313                  23,484                     5.3
                                                   ------------------------------------------------------------------------
           Total                                          $438,787                $441,337                    100%
                                                   ========================================================================

               Type of Investment
                                                      Fair Value           Amortized Cost              Percent of
                                                    At December 31,     At December 31,                Amortized Cost
                                                         2006                 2006                      Portfolio
                                                                          (In thousands)
Cash and short-term Investments                          $51,899              $ 51,899                      9.2%
                                                  -------------------- ------------------------ ------------------------
Fixed income securities:
  U.S.Government Securities                              122,380               123,391                      21.9
States of the U.S.and political
  subdivision of the states                                7,389                 7,584                       1.3
Mortgage backed securities                               228,791               230,080                      40.9
Corporate securities                                     131,472               131,470                      23.4
                                                   -------------------- ------------------------ ------------------------
Subtotal                                                 490,032               492,525                      87.5

Common and preferred stocks                               20,521                18,165                       3.3
                                                   -------------------- ------------------------ ------------------------
   Total                                                $562,452              $562,589                    100.0%
                                                  ==================== ======================== ========================

         The fair value of our fixed income  securities  portfolio,  classified by rating,  as of December
31, 2005 and 2006 were as follows:

                                                               Fair Value         Amortized Cost      Percent of
         S&P's/Moody's Rating                             at December 31,    at December 31,     Fair Value
                                                                  2005               2005               Total
                                                        ------------------------------------------------------------
                                                                                 (In thousands)
AAA/Aaa (including U.S. Treasuries of $46,076)                  $276,625          $279,883              75.8%
AA/Aa                                                             16,542            16,644               4.5
A/A                                                               60,718            61,556              16.6
BBB/Baa                                                            8,346             8,374               2.3
Less than BBB/Baa (1)                                              2,626             2,779               0.8
                                                        ------------------------------------------------------------
Total                                                           $364,857          $369,236                100%
                                                        ============================================================

         S&P's/Moody's Rating
                                                             Fair Value         Amortized Cost        Percent of
                                                            at December 31,     at December 31,      Fair Value
                                                                 2006                2006                Total
                                                        ------------------------------------------------------------
                                                                             (In thousands)
AAA/Aaa (including U.S. Treasuries of $35,720)                  $354,388          $357,105              72.3%
AA/Aa                                                             33,279            33,205               6.8
A/A                                                               94,244            94,613              19.2
BBB/Baa                                                            7,344             6,831               1.5
Less than BBB/Baa (1)                                                777               771               0.2
                                                        ------------------------------------------------------------
Total                                                           $490,032          $492,525              100%
                                                        ============================================================

 (1)    The less than BBB/Baa rated securities were rated investment grade at the time of investment.

        The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2006, the majority of our portfolio was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

        The weighted average maturity of our bond portfolio at December 31, 2006, was 5.2 years. The maturity distribution of our fixed income portfolio, as of December 31, 2006, based on stated maturity dates with no prepayment assumptions, was as follows:

   Maturity                                   Fair           Amortized
                                             Value             Cost
                                                   (In thousands)
Due in one year or less                      $27,426         $  27,440
Due from one to five years                   148,255           148,763
Due from five to ten years                    74,842            75,799
Due after ten years                           10,718            10,443
Mortgage-backed securities                   228,791           230,080
                                       -----------------------------------
Total                                       $490,032          $492,525
                                       ===================================

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

    .        American Safety RRG a variable interest entity which is consolidated in our financial statements in accordance with FASB, FIN 46. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and HealthCare Administration (the “Vermont Department”) under Title 8 of the Vermont Statute Annotated (“the Vermont Captive Act”) as a stock captive insurance company. Presently, four of our directors are also directors of American Safety RRG: David V. Brueggen, Thomas W. Mueller, Cody W. Birdwell and Stephen R. Crim. The directors of American Safety RRG are elected annually by the shareholders/insureds of American Safety RRG.

        We transferred our book of environmental insurance business to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis. Prior to October 2006, our insurance subsidiaries participated in the ongoing business of American Safety RRG through a pooling agreement (whereby we retained 75% of the premiums and risk). Effective October 1, 2006, the Company commuted this pooling agreement with its affiliates. This commutation did not result in any gain or loss to the respective parties involved. Also effective October 1, 2006, American Safety RRG entered into a 90/10 quota share agreement with American Safety Re, on the environmental business.

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

        The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty and American Safety Indemnity are all subject to examination by state regulatory examiners every three years, and the last state regulatory examination for each entity occurred in 2004, 2005 and 2005, respectively. Currently there are ongoing examinations by StateVermont and Oklahoma.

        Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The “statutory surplus” is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with Statutory Accounting Principles (SAP).

Bermuda Regulation

        Our Bermuda subsidiaries that conduct reinsurance business, American Safety Re and American Safety Assurance, are subject to regulation under The Insurance Act 1978, as amended, of Bermuda and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”). American Safety Re and American Safety Assurance are registered insurers under the Bermuda Act.

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

        Neither American Safety Insurance, American Safety Re, nor American Safety Assurance are registered or licensed as an insurance company in any state or jurisdiction in the U.S.

U.S. Regulation

        As a Bermuda insurance holding company, we do not do business in the U.S. Our two U.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

        We acquired American Safety Casualty, a country-regionU.S. insurance subsidiary domiciled in Delaware, in 1993. American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia. American Safety Casualty is subject to regulation and examination by the Delaware Insurance Department and the other states in which it is an admitted insurer. The Delaware Insurance Department examines American Safety Casualty on a triennial basis. The insurance laws of Delaware restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Delaware law, no person may obtain 10% or more of our voting securities without the prior approval of the Delaware Insurance Department.

        American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which its direct premiums are written. Under these regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds or insurers that become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in these funds are usually based on direct premiums written in the state by participating insurers, as a percentage of total direct premiums written in the state of all participating insurers. “Premiums written” are those premiums written, whether or not earned, during a time period.

        We acquired American Safety Indemnity, a country-regionU.S. insurance subsidiary domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 40 states and the District of Columbia. American Safety Indemnity is subject to examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

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

        The Risk Retention Act and Title 8 of the “Vermont Captive Act” require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of American Safety RRG’s common stock upon acceptance as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, that holder’s share of common stock is automatically canceled and that person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are likewise not considered securities for purposes of any state securities law.

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

Harbour Village Development

        In March 2000, our subsidiary Ponce Lighthouse Properties Inc. and our general contracting subsidiary Rivermar Contracting Company began development of Harbour Village, located in Ponce Inlet, StateFlorida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club. We acquired the Harbour Village property (comprising 173 acres) through foreclosure in April 1999 from an individual to whom the Company had extended a loan in order to satisfy the loan after it was in default. Development of Harbour Village is substantially complete and all of the condominium units and boat slips had been sold and closed by the second quarter of 2005. The Beach club was completed in 2006 and turned over to the home owners association and the Company does not have any more employees at Harbour Village.

Employees

        At December 31, 2006, we employed 138 persons, none of whom were represented by a labor union.

Item 1A. Risk Factors

        Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sellinsurance policies.

        In September 2006, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our two country-regionU.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A. M. Best also revised the rating outlook to stable from negative An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

        If A.M. Best requires us to increase our capital in order to maintain our rating and we are unable to raise the required amount of capital to be contributed to our subsidiaries, A.M. Best may downgrade us.

The exclusions and limitations in our policies may not be enforceable.

        We draft the terms and conditions of our excess and surplus lines policies to manage our exposure to expanding theories of legal liability in business lines such as asbestos abatement, construction defect, environmental and professional liability. Many of the policies we issue include exclusions or other conditions that define and limit coverage. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought against our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations particularly with respect to evolving business lines such as construction defect. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The risks we underwrite are concentrated in relatively few industries. .

        We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the year ended December 31, 2006, approximately 62% of our gross premiums written were in these two industries. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

We may respond to market trends by expanding or contracting our underwriting activities in certainbusiness lines, which may cause our financial results to be volatile.

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

        We believe that competition in the specialty insurance markets that we target is fragmented and not dominated by one or more competitors. We face competition from several types of companies, such as insurance companies, reinsurance companies, underwriting agencies, program managers and captive insurance companies. Many of our competitors are significantly larger and possess greater financial, marketing and management resources than we do. We compete on the basis of many factors, including coverage availability, claims management, payment terms, premium rates, policy terms, types of insurance offered, overall financial strength, financial strength ratings and reputation. If any of our competitors offer premium rates, policy terms or types of insurance that are more competitive than ours we could lose business. If we are unable to compete effectively in the markets in which we operate or to establish a competitive position in new markets, our financial condition and operating results would be adversely impacted.

Our actual incurred losses may be greater than reserves for our losses and loss adjustment expenses.

        Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in house actuarial staff reviews the reserves of our major lines on a quarterly basis and a full actuarial analysis of our reserves is performed on an annual basis by an independent third party actuarial firm, which may include reserve studies, rate studies and regulatory opinions.

        Notwithstanding these efforts, the establishment of appropriate reserves for losses and loss adjustment expenses is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist or where the risks insured are long-tail in nature, in that claims that have occurred may not be reported to us for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we have increased or intend to increase our risk retention. For example, during the last two years, we increased our loss reserves as a result of litigation matters specifically related to our construction lines policies and policies written on runoff lines, which lowered our net earnings and shareholders’ equity during these periods.

To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased. In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers in the form off reinstatement premiums. These increases in reserves would adversely impact our financial condition and operating results. To the extent any individual case reserves prove to be inadequate, our financial condition and operating results would be adversely affected. For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices would beadversely affected.

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

        While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2006 was $220.9 million, or 112.6% of shareholders’ equity. Of this amount, $68.6 million, or approximately 31% of the total amount recoverable is collateralized by cash or irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

        We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security. To protect against our reinsurers inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral.

        We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”), downgraded, the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of December 31, 2006, our unsecured estimated net exposure to Alea was approximately $8.8 million primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

We rely on independent insurance agents and brokers to market our products.

        We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of December 31, 2006, approximately 38% of our gross premiums written for our excess and surplus lines segment were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Our growth strategy is dependent on several factors, the failure to achieve any one of which may impairour ability to expand our operations or may prevent us from operating profitably.

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

If we lose key personnel or are unable to recruit qualified personnel, our ability to implement ourbusiness strategies could be delayed or hindered.

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

We may require additional capital in the future, which may not be available or may only be available onunfavorable terms.

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

        We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the year ended December 31, 2006, the fair value of our investment portfolio was $551.2 million and our income derived from these assets was $21.8 million, or 95.3% of our pre-tax earnings. We also generated net realized gains of $1.2 million in 2006. Our investment portfolio is subject to various risks, including:

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

        Our investment portfolio is managed by a professional investment management firm in accordance with detailed investment guidelines established by our Board of Directors that stress diversification of risks, conservation of principal and liquidity. If our investment portfolio is not appropriately matched with our insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For more information about our investment portfolio, see “Business-Investments.”

We rely upon the successful and uninterrupted functioning of our information technology, informationprocessing and telecommunication systems.

        Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems. We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments, and facilitate premium collections and policy cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology, information processing and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for this service exceeds capacity or if the third party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. There can be no guarantee that these systems can effectively support our continued growth. Additionally, some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities, which could adversely affect our business.

We are subject to risks related to litigation.

        From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements or expenses. For information on the material litigation in which we are involved, see “Item 3 ? Legal Proceedings”.

Risk Factors Related to Taxation

Our Bermuda operations may be subject to U.S. tax.

        American Safety Insurance, its reinsurance subsidiary, American Safety Re and its segregated account captive, American Safety Assurance, are organized in Bermuda. American Safety Insurance, American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance, American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety Insurance, American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

If you acquire 10% or more of the Common Shares, you may be subject to taxation under the “controlled foreign corporation” (“CFC”) rules.

        Under certain circumstances, a “U.S. 10% shareholder” of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year must include in gross income for U.S. federal income tax purposes that U.S. 10% shareholder’s “subpart F income,” even if the subpart F income is not distributed to that U.S. 10% shareholder. “Subpart F income” of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) attributable to the insurance of risks situated outside the CFC’s country of incorporation.

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

U.S. persons who hold Common Shares may be subject to U.S. federal income taxation at ordinary incomerates on their proportionate share of our “related party insurance income” (“RPII”).

        If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2006 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. persons who dispose of Common Shares may be subject to U.S. federal income taxation at the ratesapplicable to dividends on a portion of their gain, if any.

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

U.S. persons who hold Common Shares will be subject to adverse tax consequences if American SafetyInsurance is considered to be a Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.

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

American Safety Insurance, American Safety Re and American Safety Assurance may be come subject to Bermuda taxes in the future.

        Bermuda currently imposes no income taxes on corporations. American Safety Insurance, American Safety Re and American Safety Assurance have received no assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966 of Bermuda, as amended (the “Tax Protection Act”), that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to American Safety Insurance, American Safety Re or American Safety Assurance until March 28, 2016. No assurance can be given that American Safety Insurance, American Safety Re or American Safety Assurance will not be subject to any Bermuda tax after that date.

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect American Safety Insurance’s, American Safety Re’s, and American Safety Assurance’s tax status in Bermuda.

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

We operate in a heavily regulated industry, and existing and future regulations may constrain how weconduct our business and could impose liabilities and other obligations upon us.

        Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of our insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and non-financial components of an insurance company’s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them has been identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

        Dividend Regulation. Like other insurance holding companies, American Safety Insurance relies on dividends from its insurance subsidiaries to be able to pay dividends and fulfill its other financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to pay dividends and fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety Insurance is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments. Under the Companies Act 1981, of Bermuda (“the Companies Act”) insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We do not anticipate paying cash dividends on the Common Shares in the near future.

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

        The risk factors presented above are all of the ones that we consider to be material as of the date of this annual report on Form 10-K. However, they are not the only risks facing the company. Additional risks not presently known to us, or which we consider immaterial based on our current knowledge or understanding, may also adversely affect us. There may be risks that a particular investor views differently than we do, and our analysis may be incorrect. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or may make. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our offices are located at 44 Church Street, CityHamilton, Bermuda, and the telephone number is (441) 296-8560. The principal corporate offices of our U.S. subsidiaries are located at 100 Galleria Parkway, Suite 700, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3. Legal Proceedings

        We, through our subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business.  Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results, except for the matters discussed below.

        Warranty Reinsurance Litigation.  We were named as a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty” issue.  American Safety Re was an excess-of-loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that provided insurance coverage to automobile dealerships and other providers that were obligors on automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation).  This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty.  As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

        The liquidators of National Warranty made claims of $25.4 million pursuant to two reinsurance contracts issued by American Safety Re to National Warranty in 2002 and 2003.  In addition, consumers of vehicle service contracts sued American Safety Re, and the trial court certified that case as a class action, although we appealed that determination.  Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty.  There were five sellers/obligors cases against us and other professional services providers, including other reinsurers, relating to National Warranty, with claims in excess of $2.6 million.  All of these claims were based on fraud and/or theories of contractual violations.  We believe that American Safety Re had valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies, which varies based on premium written by National Warranty and it loss ratios, and that most of the claimants cannot make claims directly under the reinsurance contracts.

        On November 17, 2006, we entered into a settlement agreement pursuant to which all claims, other than claims by City Automotive and Oak Services as described below, against ASI parties were settled for $1.8 million, within the amount previously accrued, in exchange for a complete discharge and release. The settlement with the Joint Official Liquidators for National Warranty requires the approval of the Grand Cayman court. The approval is pending but has not yet been obtained.

          City Automotive and Oak Services. The plaintiffs in these two cases are dealers and marketers of the vehicle service contracts. We have entered into an arbitration agreement with the plaintiffs in exchange for a dismissal of all ASI parties from the pending litigation. Pursuant to the arbitration agreement, there is a floor and a ceiling to the award the arbitrators can award. The ceiling is reduced by a percentage amount equal the percentage that any recovery by City Automotive and Oak Services in their pending litigation against the remaining defendants or in the National Warranty liquidation bears to the plaintiffs’ total damages. The ultimate outcome of these matters cannot now be determined.

        Griggs et al. v. American Safety Reinsurance, Ltd. et al., Case No. 2003-31509, Circuit Court, Seventh Judicial District, Volusia County, StateFlorida.  Seven plaintiffs filed suit against us and three of our subsidiaries seeking to recover a $2.1 million loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that we were responsible for the repayment of the loan, with interest.  The plaintiffs propounded four theories of liability and the court granted summary judgment for us on three of the theories.  However, the court entered judgment on August 10, 2005 against us for approximately $3.4 million, which includes interest, on the remaining theory.  The court held that we, as a condition of our loan, required Ponce Marina, Inc. to demand that the plaintiffs enter into an agreement with Ponce Marina, Inc., to the detriment of their loans and to our benefit, and thus, we had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

        We filed an appeal in December 2005, and oral argument on our appeal was heard on December 5, 2006.  The Court has not yet issued a decision on our appeal. Based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision. The ultimate outcome of this matter cannot now be determined.

        Sizemore v. American Safety Insurance Services, Inc. et al., Case No 2005-31704, Circuit Court, Seventh Judicial District, Volusia County, StateFlorida.  American Safety Insurance Services, Inc., its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by Ponce Marina, Inc. in the amount of $400,000 plus interest and costs.  The plaintiff also intends to seek class certification on behalf of himself and 21 other unnamed plaintiffs for the case on these claims in excess of $1.7 million plus interest and costs.  On January 27, 2006, the trial court dismissed the case.  The plaintiff was permitted to file an amended complaint on or before March 6, 2006.  The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery, some of which were also alleged in the Griggs case.  On May 4, 2006, the trial court dismissed the case and gave the plaintiff 20 days to file an amended complaint.  The plaintiff filed a third amended complaint and our third Motion to Dismiss was heard on August 22, 2006, and on September 18, 2006, the plaintiff’s case was dismissed with prejudice. On October 17, 2006, the plaintiff filed an appeal of the dismissal. We continue to vigorously defend this case, as we believe that the case is without merit.  Based on the merits of the case and the likelihood of ultimate payment, we have not established an accrual.  The ultimate outcome of this matter cannot now be determined.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers of the Company

        The following table provides information regarding the executive officers of the Company. Biographical information for each of such persons is set forth immediately following the table.

    Name                        Age      Position
   Stephen R. Crim              43       President, Chief Executive Officer and Director
   Joseph D. Scollo, Jr.        43       Executive Vice President and Chief Operating Officer
   William C. Tepe              49       Chief Financial Officer
   Randolph L. Hutto            58       General Counsel
   Steven B. Mathis             39       Vice President, Planning and Treasurer
   Thomas M. Callahan           42       Senior Vice President

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

        Joseph D. Scollo, Jr. became Executive Vice President of the Company in January 2003 and was Senior Vice President — Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, StateConnecticut between 1989 and 1998.

        William C. Tepe became Chief Financial Officer of American Safety Insurance in November 2005. Prior to joining American Safety Insurance, Mr. Tepe was the Chief Financial Officer for GAB Robins Inc., an international insurance claims management and adjusting company. Mr. Tepe has also been employed in senior financial reporting and accounting positions within major property and casualty insurance companies such as W. R. Berkley Corp. and USF&G Corporation. Mr. Tepe is a certified public accountant.

        Randolph L. Hutto became General Counsel and Secretary of the Company in September 2006. Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed health care claims processing and information management company, from April 2004 to January 2006 and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

        Steven B. Mathis became Vice President, Planning and Treasurer effective November 2005. Previously, he served as Chief Financial Officer of American Safety Insurance since August 1998. He also served as American Safety Insurance’s Controller from 1992 to 1998. Mr. Mathis has 17 years accounting experience in the insurance industry, having held accounting positions with American Insurance Managers, Inc. and American Security Group.

        Thomas M. Callahan became Senior Vice President of American Safety Insurance Holdings Ltd., and American Safety Re in October, 2006. Prior to joining the Company, Mr. Callahan was, for the last five years, Vice President and National Manager of the Primary Facultative Unit of Odyssey America Reinsurance Corp. Previously Mr. Callahan held management positions at American Reinsurance Corp., Swiss Re America, as well as PXRE Group. Mr. Callahan began his insurance career with The Chubb Group in 1985.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasesof Equity Securities

        The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of March 9, 2006, there were approximately 2,500 holders of the Company’s common shares.

        The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2005          High               Low           Close
First Quarter                              $16.45            $14.02          $14.90
Second Quarter                              15.75             14.17           15.28
Third Quarter                               17.98             15.17           17.24
Fourth Quarter                              18.00             16.01           16.74

Fiscal Year Ended December 31, 2006          High               Low           Close
First Quarter                              $16.97            $15.60          $16.71
Second Quarter                              17.58             15.30           16.50
Third Quarter                               18.40             15.80           18.30
Fourth Quarter                              19.65             17.40           18.55

        The Company did not pay any cash dividends during fiscal year 2005 and 2006 and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends in the future will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

        The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

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
approved by security
holders(1)                            847,765                      $9.33                      360,627
Equity compensation plans
approved by security
holders(2)                             15,800                        N/A                       39,557
Total                                 863,565                                                 400,184

(1)        Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
(2)        The 15,800 represents shares actually issued to directors under the 1998 Directors Stock
              Award Plan. The 39,557 represents the shares available for future awards under the 1998
              Directors Stock Award Plan.

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

                                                       Year Ended December 31

                                   2002          2003          2004           2005           2006
Statement of Operations Data:              (In thousands except per share data and ratios)

Gross premiums written        $159,290         $212,667      $ 221,576      $ 237,880     $ 239,607
Gross premiums earned          145,308          184,403        227,716        231,438       222,257
Net premiums earned             73,582          109,334        136,300        137,580       146,756
Fee income earned                    -                -            210          1,197         1,685
Net investment income            4,388            5,801          9,773         14,316        21,767
Net realized gains (losses)        685            3,139            208            (54)        1,190
Real estate sales               51,780           57,555         67,967          3,000             -
Total revenue                  130,663          175,991        214,656        155,874       171,440
Losses and loss
  adjustment
  expenses incurred             42,031           65,834         93,503         84,406        92,329
Acquisition expenses            15,167           21,818         26,649         28,752        27,378
Real estate expenses            48,527           53,999         55,480          2,439           381
Earnings  before income taxes    3,403           10,090         18,453         16,048        22,846
Net earnings                     2,484            7,414         14,757         14,656        20,532
Net earnings per share:
Basic                           $ 0.52           $ 1.45         $ 2.15          $2.18         $2.35
Diluted                         $ 0.51           $ 1.42         $ 2.01          $2.05         $2.26
Common shares and common share equivalents used in
  computing net basic
  earnings per share             4,736            5,106          6,864          6,737         8,730
Common shares and common
  share equivalents used in
  computing net diluted
  earnings per share             4,871            5,234          7,343          7,164         9,095

Balance Sheet Data (at end
of period):
Total investments,
  excluding real
  estate                     $ 111,926        $ 222,418       $327,037       $415,497      $551,158
Total assets                   389,342          514,260        583,204        694,999       847,131
Unpaid losses and loss
  adjustment expenses          179,164          230,104        321,038        393,493       439,673
Unearned premiums               71,675           99,939         93,082         97,983       115,198
Loans payable                   22,182           30,441         13,019         37,810        38,139
Total liabilities              326,890          418,916        474,425        576,564       650,980
Total shareholders' equity      62,452           95,344        108,780        118,435       196,150

GAAP Underwriting Ratios:
Loss and loss adjustment
  expense ratio (1)               57.1%           60.2%          68.6%         61.4%         62.9%
Expense ratio (2)                 44.2%           36.6%          34.2%        37.3%         35.7%
Combined ratio (3)               101.3%           96.8%         102.8%         98.6%         98.6%

Other Data:
Return on average
  shareholders' equity (4)         3.3%            6.9%          14.6%         13.0%         12.4%
Debt to total capitalization
ratio (5)                         26.2%           24.2%          10.7%         24.2%         16.3%
Net premiums written to
equity                             1.4X            1.4X           1.2X          1.2X          0.8X

(1)        Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net premiums earned, is the net of the effects of reinsurance.

(2)        Expense ratio: The expense ratio is the ratio, expressed as a percentage, of acquisition and other operating expenses to net premiums earned. Our reported expense ratio excludes certain holding company expenses such as interest expense as well as real estate and rescission expenses.

(3)        Combined ratio: The combined ratio is the sum of the losses and loss adjustment expenses ratio and the expense ratio.

(4)        Return on average shareholders' equity: Return on average shareholders' equity is the ratio, expressed as a percentage, of net earnings, excluding realized gains and losses, to the average of the beginning of period and end of period total shareholders' equity, excluding accumulated other comprehensive income.

(5)        Debt to total capitalization ratio: The debt to total capitalization ratio, is the ratio, expressed as a percentage, of total debt to the sum of total debt and shareholders' equity. The
         Company's total debt consists solely of loans payable.

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

        During 2005, we changed our segment reporting to coincide with our strategic direction. In our segment reporting for periods prior to the year ended December 31, 2005, we segregated our business into real estate operations, insurance operations and other (which included realized gains and losses on investments and rescission expenses). We continue to segregate our business into real estate operations, insurance operations and other, but the insurance operations segment is further classified into three additional segments: excess and surplus lines, alternative risk transfer and runoff. For periods beginning with the year ended December 31, 2006 the excess and surplus lines segment is then further classified into five business lines: environmental, construction surety, non-construction and excess The alternative risk transfer segment is further classified into three business lines: specialty programs ,fully funded and partially funded. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the Harbour Village property, as described below under “Business-Harbour Village Development”. This project was substantially complete in 2005.

        The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business” and “Risk Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

        The following table sets forth the Company’s consolidated premium and total revenue information:

                                                         Year Ended December 31,

                                                                                  2005           2006
                                                                                   to             to
                                     2004           2005          2006            2004           2005
                                                         (Dollars in thousands)
Net premiums written:

   Excess and Surplus:
      Environmental               $ 35,024         $  41,477     $  37,746        18.4%          (8.9)%
      Construction                  77,462            77,639        92,530         0.2            19.2
      Non-Construction                   -                 -         1,524           -           100.0
      Excess                           432               387           670       (10.4)           73.1
      Surety                         1,174             1,345         3,042        14.6           126.2
                                   114,092           120,848       135,512         5.9            11.2
  Alternative Risk Transfer:
      Specialty Programs            17,273            19,712        21,756        14.1            10.4
  Runoff                               299                 -             -      (100.0)              -
Total net premiums written        $131,644          $138,515      $157,268         5.2%          13.6%
                                  ========          ========      ========       ======          =====

Net premiums earned:

   Excess and Surplus:
     Environmental               $ 32,152         $ 38,081      $ 35,138        18.4%           (7.7)%
     Construction                  79,559           81,908        88,612         2.9             8.2
     Non-Construction                   -                -           653         -             100.0%
     Excess                           222              457           532       105.9            16.4
     Surety                         1,138            1,148         2,566         0.9           123.5
                                  113,071          121,137       127,501         7.1             5.3
 Alternative Risk Transfer:
   Specialty Programs              16,516           18,297        19,255        10.8             5.2
  Runoff                            6,715           (1,854)            -      (127.6)          100.0
Total net premiums earned         136,302          137,580       146,756         0.9             6.7

Fee Income Earned                     210            1,197         1,685       470.0            40.8
Net investment income               9,773           14,316        21,767        46.5            57.7
Net realized gains                    208              (54)        1,190      (125.9)        2,303.7
Real estate income                 67,967            3,000             -       (95.6)         (100.0)
Other income                          318               76            42       (76.1)          (44.7)
Total Revenues                   $214,778         $156,115      $171,440       (27.3)%          10.0%
                                 ========         ========      ========       =======          =====

        The following table sets forth the Company’s consolidated expenses:

                                                  Year Ended December 31,

                                                                                    2005           2006
                                                                                     to             to
                                     2004             2005          2006            2004           2005
                                                         (Dollars in thousands)

Total Expenses:
  Loss and loss
adjustment
    expenses incurred             $ 93,503         $  84,406      $ 92,329        (9.7)%           9.4%
  Acquisition expenses              26,649            28,752        27,378         7.9            (4.8)
  Payroll expenses                  10,297            12,130        14,896        17.8            22.8
  Real estate expenses              55,480             2,439           381       (95.6)          (84.4)
  Interest expense                   1,076             1,257         3,376        16.8           168.6
  Other expenses                     8,560            11,901        12,106        39.0             1.7
  Minority interest                    988               515        (1,873)      (47.9)         (463.6)
  Rescission expenses                 (229)           (1,334)            -      (482.5)         (100.0)
  Income taxes                       3,696             1,392         2,314       (62.3)           66.2
Total expenses                    $200,020          $141,458      $150,907       (29.3)%           6.7%
                                  ========          ========      =========      =======           ======
The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                      Year Ended December 31,
                                                    2004        2005      2006
Insurance operations
      Loss & loss adjustment expense ratio         68.6%       61.4%      62.9%
      Expense ratio                                34.2        37.3       35.7
      Combined ratio                              102.8%       98.6%      98.6%
                                                  ======       =====      =====

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

        Net earnings increased 40% to $20.5 million for the year ended December 31, 2006 compared to $14.7 million for 2005. The increase is primarily due to greater investment income and realized gains on investments. Total revenues increased 9.8% to $171.4 million, as net premiums earned increased 6.7% to $146.8 million. The increase in investment income related to a 30.3% increase in average invested assets and a 16.7% increase in the average yield to 4.5%. Net realized gains on the investment portfolio after taxes were $921,000. Financial results for the year were adversely affected by the accrual of $3.7 million in reinsurance reinstatement premiums and $2.6 million of prior year adverse loss development. The net effect of the accrual and loss development increased the reported combined ratio by 4.1 percentage points in 2006. The year ended December 31, 2005 included $2.6 million of prior year adverse loss development, a $1.3 million allowance related to reinsurance recoverables and a $2.4 million reinsurance reinstatement premium, partially offset by a $1.4 million reversal of the accrual related to the settlement of rescission litigation. In 2006, net book value per share increased 6% to $18.59 for the year ended December 31, 2006.

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned decreased 7.7% to $35.1 million for the year ended December 31, 2006 compared to $38.1 million for 2005. Net earned premiums decreased due to the $3.7 million accrual of reinstatement premium to reinstate excess limit reinsurance coverage as a result of three large claims, a decline in the Company’s middle market business due to increased competition, and an expected decline in the Company’s book of environmental contractor and consultant premiums in the State of New York. The decline in the New York business is the result of changes in the underwriting process .

    Construction.        Net premiums earned increased 8.2% to $88.6 million for the year ended December 31, 2006 compared to $81.9 million for 2005. Net premiums earned increased due to the non-renewal of the excess of loss reinsurance treaty for this line in July 2005 as well as an increase in premium writings in non-western states (states other than Arizona, California, Colorado, Nevada and Washington) as a result of the Company’s geographic diversification efforts. Premiums written in non-western states increased to $15.3 million in 2006 from $3.7 million in 2005. This increase was partially offset by decreased premiums in the western states due to lower renewals and rate decreases.

    Non-Construction.        The Company’s non-construction general liability product began production in July 2006 with the acquisition of an underwriting team in Middletown, StateNew Jersey producing $653,000 of net premiums earned. The Company experienced strong submission and production activity in this line. The non-construction general liability business plans to offer both primary and excess products to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive, medical products, pharmaceuticals and neutraceuticals.

    Excess.        Net premiums earned increased 16.4% to $532,000 for the year ended December 31, 2006 compared to 2005. The Company experienced strong submission activity and production continued to increase. The Company’s excess product offering is focused primarily in the construction and products liability area. The addition of the new underwriting team in Middletown, StateNew Jersey has allowed the Company to expand its excess liability product to write over other carriers’ primary policies and to offer umbrella liability coverage. The Company also increased the available policy limits up to $5.0 million during 2006.

    Surety.        Net premiums earned increased 123.5% to $2.6 million for the year ended December 31, 2006 compared to $1.1 million for 2005. In line with the Company’s strategy to increase its retention level, effective June 1, 2006 the Company did not renew the quota share reinsurance treaty in its surety line resulting in an increase in net premiums earned. The increase in Surety premiums is also due to the Company continuing to focus its growth efforts in the environmental contractor surety due to the lack of capacity serving this segment of the market. The Company also recently expanded its offerings to include non-environmental contractor bonds.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 5.2% to $19.3 million for the year ended December 31, 2006 compared to $18.3 million for 2005. Net premiums earned increased primarily due to increased retention levels on selected programs thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. During 2006 the Company added 5 new programs and had 12 active programs as of December 31, 2006 compared to 9 at the end of 2005. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuer. See “Business-Our Products-Alternative Risk Transfer-Specialty Programs” in Part I for additional information on our programs.

Runoff

        Net premiums earned were zero for the year ended December 31, 2006 compared to negative $1.9 million for 2005. The negative net premiums earned was due to an accrual of $2.0 million for reinstatement reinsurance premiums on discontinued lines. The Company’s excess municipality and workers’ compensation businesses were put in runoff in 2004.

Fee Income Earned.

        Fee income earned on fully funded polices increased 40.8% to $1.7 million for the year ended December 31, 2006 compared to $1.2 million for 2005. The Company recently added the availability of a fully funded product for property catastrophe exposures due to the limited capacity of affordable insurance for middle market insureds. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as traditional insurance pricing declines provide a cost effective alternative to self-insurance.

         We introduced a partially funded product during the fourth quarter of 2006 to complement our fully funded product. This product is used for entities that want to self insure a portion of their risk and combines a level of underwriting risk with a self insured component.

Net Investment Income

        Net investment income increased 57.7% to $21.8 million for the year ended December 31, 2006 from $14.3 million for 2005 due to an increase in the Company’s invested assets and higher investment yields. The increase in invested assets was due to $70.7 million of cash flow from operations and $53.0 million of net proceeds from the Company’s secondary equity offering completed in June 2006. Average invested assets increased to $483.6 million as of December 31, 2006 from $371.3 million as of December 31, 2005. The average pre-tax investment yield increased from 3.9% to 4.5% from 2005 to 2006.

Net Realized Gains

        Net realized gains and losses from the sale of investments increased to a net gain of $1.2 million for the year ended December 31, 2006 from a net loss of $54,000 for 2005. The Company from time to time may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines (described under “Business-Investments”) and or to fund the cash needs of individual operating subsidiaries.

Real Estate Income

        The Company did not have any real estate income in 2006 compared to $3.0 million in 2005 when the final condominium units at Harbour Village were sold. See “Business-Harbour Village Development” and Note 3 to the Company’s consolidated financial statements for additional information regarding Harbour Village.

Losses and Loss Adjustment Expenses

The table below sets forth the prior year reserve development made for by the Company for the years ended December 31, 2005 and 2006 (in thousands):

                                   Year Ended December 31,

                                     2006                  2005

Excess & Surplus lines            $   (754)             $    56
   Environmental                     2,204                2,425
   Construction                        311                 (224)
   Surety                            1,761                2,257
Alternative Risk Transfer
   Programs                           (266)                 641
Runoff                               1,111                 (300)
Total                             $  2,606              $ 2,598
                                  ========              =======

        The 2006 prior year development in the construction line primarily relates to development in layers where the reinsurance provided by one of the participants in these layers was commuted in 2005. The development in the programs primarily relates to an increase in certain case reserves on polices written in 2004 and 2005. This development is partially offset by reductions in our surety and run-off lines.

        In 2005, the Company commuted two excess of loss reinsurance treaties with a former reinsurer. The negotiated commutation price was approximately $1 million less than the recoverable from the reinsurer which was recorded in the second quarter of 2005. Additionally, in the fourth quarter of 2005, the accident year 2001 losses from commercial and residential contractors’ claims other than construction defect risk category developed adversely. The Company engaged an actuarial consulting firm in the fourth quarter of 2005 to provide construction defect claim count development patterns based on a group of companies writing construction contractors business since the early 1990s in California and other states. We implemented these claim count development patterns, which were based on a larger number of claims and a longer development history than we previously had used in estimating future construction defect claim counts. In 2005, the runoff lines’ reserve development for prior years was due to $1.2 million of increases in reserves on the Company’s excess municipality program

        See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 12 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

        Policy acquisition expenses are amounts that are paid to producers of premium for the Company offset by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Policy acquisition expenses decreased to $27.4 million for the year ended December 31, 2006 from $28.8 million for 2005. Policy acquisition expenses as a function of net premiums earned decreased to 18.7% for the year ended December 31, 2006 from 20.8% for 2005, primarily due to increased retention levels which produce higher earned premiums with minimal additional expenses.

Real Estate Expenses

        Real estate expenses associated with the Harbour Village project decreased to $381,000 for the year ended December 31, 2006 from $2.4 million for 2005. The Harbour Village project is substantially completed, as the final units were sold during 2005.

Payroll Expenses

        Payroll expenses increased to $14.9 million for the year ended December 31, 2006 from $12.1 million for 2005. The increase is due to an increased number of employees, the inclusion of FASB Statement 123R option expense of $615,000 and normal salary increases.

Interest and Other Expenses

        Other expenses increased to $15.5 million for the year ended December 31, 2006 from $13.2 million for 2005. The increase is primarily due to interest expense increasing by $2.1 million due to the issuance of $25.0 million of trust preferred securities issued in November 2005.

Minority Interest

        Minority interest expense was negative $1.9 million for the year ended December 31, 2006 compared to $515,000 at December 31, 2005. Our minority interest expense relates to our non subsidiary affiliate, American Safety RRG. In 2006 American Safety RRG had a net loss due to reserve development on its environmental line of business, which produced the negative $1.9 million in minority interest expense.

Rescission Litigation

        During 2005, the Company settled litigation related to the rescission of an acquisition of a brokerage firm and related entities. The settlement was for $1.4 million less than the amount previously accrued. There was no such activity in 2006.

Income taxes

        The effective tax rate increased to 10.1% for the year ended December 31, 2006 from 8.7% for 2005. In 2005, American Safety RRG, reversed $555,000 of its deferred tax asset reserve due to expected profitability. The effects of this reversal are reflected in minority interest on the Company’s consolidated financial statements. Included in tax expense for 2006, is the establishment of a valuation allowance for American Safety RRG for $1.1 million and 2005 provision to return adjustments for permanent differences in the 2005 federal and state income tax returns of $483,000. The establishment of the valuation allowance is reflected in minority interest on the consolidated financial statements. Absent this adjustment, the effective tax rate for 2006 would have been 5.1%. The reduction in the effective rate is due to lower earnings from U.S. operations from the impact of reinstatement premiums and prior-year loss development For 2005 and 2006, the reversal and establishment of the valuation allowance has been included in income tax expense with a corresponding offset in minority interest.

Operations by Geographic Segment

        The Company operates through its subsidiaries in the U.S. and Bermuda.

Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2005 and 2006 (in thousands):

      December 31, 2005                 U.S.            Bermuda             Total
          Income Tax              $    1,392         $       -         $    1,392
         Net earnings                  4,396            10,260             14,656
            Assets                   527,632           167,267            694,999
            Equity                $   59,002         $  59,433         $  118,435

      December 31, 2006                U.S.             Bermuda             Total
          Income Tax              $   2,314          $        -        $     2,314
         Net earnings                 3,491              17,041             20,532
            Assets                  509,552             337,579            847,131
            Equity                $  66,896          $  129,254        $   196,150

        Net Income. Net income from Bermuda operations increased to $17.0 million for the year ended December 31, 2006 compared to $10.3 million for 2005 due to higher investment income as a result of increased invested assets from our $53.0 million secondary offering and an increase in the amount of the Company’s net retentions in Bermuda. Net income from U.S. operations decreased to $3.5 million for the year ended December 31, 2006 compared to $4.4 million for 2005 primarily due to prior year loss development and reinsurance premium reinstatements.

    Assets.        Assets from Bermuda operations increased to $337.6 million at the end of 2006 compared to $167.3 million at the end of 2005. This increase is primarily a result of $53 million raised through a secondary offering in 2006 and loss portfolio transfer from U.S. insurance subsidiaries to our Bermuda reinsurance subsidiary of $34 million of environmental business related to accident years 2002 through 2006. Assets from U.S. operations at the end of 2006 decreased to $509.5 million as compared to $527.6 million at the end of 2005. The primary reason for the decrease is due to the loss portfolio transfer mentioned above.

    Equity.        Equity of the Bermuda operations increased to $129.3 million at the end of 2006 compared to $59.4 million at the end of 2005 due to the secondary offering, higher net income and an improvement in net unrealized gains on the investment portfolio. Equity of country-regionU.S. operations increased to $66.9 million at the end of 2006 from $59.0 million at December 31, 2005 due to capital contributions made to support the growth of our U.S. insurance operations and an increase in net unrealized gains on the U.S. insurance operations invested assets.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

        Net earnings were $14.7 million, or $2.05 per diluted share, for the year ended December 31, 2005 as compared to $14.8 million, or $2.01 per diluted share, for the year ended December 31, 2004.

        Total revenues for the year ended December 31, 2005 decreased 27.4% to $155.9 million compared to 2004 as a result of lower real estate income. Net premiums earned for the year ended December 31, 2005 increased 1.6% to $138.5 million from 2004 due to increased production in the Company’s core business lines. Investment income increased 46.5% to $14.3 million compared to 2004 as a result of increased invested assets of $88.5 million. Net cash flow from operations decreased to $70.4 million for the year ended December 31, 2005 from $89.8 million for 2004 as a result of increased loss payments, which were anticipated as a result of the long-tail nature of the risks that the Company insures, where, with the maturity of the Company’s business, loss payments are expected to continue to increase.Net book value per share increased 9.4% to $17.54 for the year.

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned increased 18.4% to $38.1 million for the year ended December 31, 2005 compared to $32.2 million for 2004. Most of the growth in this business line for 2005 was due to an increase in online production, as well as an increase in gross premiums generated as a result of standard premium audits that were performed on certain expired policies. These increases were partially offset by a planned decrease in the State of New York environmental contractor and consultant premiums as a result of changes implemented in its underwriting process, which the Company believes will improve the ultimate profitability of the environmental business line. Premium rates in its ProStar on-line rating and quoting system (“ProStar”) business remained stable year over year.

    Construction.        Net premiums earned increased 2.9% to $81.9 million for the year ended December 31, 2005 compared to $79.6 million for 2004. During 2005, the Company had $14.3 million of gross premiums written generated as a result of audits. Premium rates on the residential construction business have remained relatively stable year to year. However, during 2005 the Company started to experience a slight decline in premium rates on its renewal book of commercial construction business due to increased competition and a general softening of pricing in the market place. The changing market conditions resulted in a decline in the Company’s renewal retention rates and new business volume in 2005. See “Business- Our Market-Excess and Surplus Lines” for a description of these changing conditions. The Company remained committed to its disciplined underwriting approach and the Company also did broaden its policy terms and conditions. During 2005, the Company continued to focus on construction risks in its new business efforts as it believed this area continued to offer modest growth opportunities in selected geographic areas. Effective July 1, 2005, the Company discontinued purchasing reinsurance on the primary PersonNamegeneral liability portion of this business line. The Company made this decision after performing a loss cost and dynamic financial analysis, concluding that its reinsurance purchases were uneconomical. The Company believes retaining this exposure will enhance its financial results and returns on capital.

    Surety.        Net premiums earned remained stable at $1.1 million for the years ended December 31, 2005 and 2004.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 10.8% to $18.3 million for the year ended December 31, 2005 compared to $16.5 million for 2004. The increase in 2005 was due primarily to premiums from three new programs added in late 2004 and the first half of 2005. The Company had 10 active programs at the end of 2005 as compared to 15 at the end of 2004. The Company has focused its efforts on increasing its retention levels on programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuer. These increased retentions, in part, drove the increase in premiums earned in 2005. See “Business-Our Products-Alternative Risk Transfer Specialty Programs” for additional information on our programs.

Runoff

        Net premiums earned decreased to negative $1.9 million for the year ended December 31, 2005 compared to $6.7 million for 2004. The decrease in runoff net premiums earned was attributable to the Company’s exit from specific business lines that did not meet its profit or production expectations. In addition, in 2005 net premiums earned decreased due to an accrual of $2.0 million for reinsurance premiums on its discontinued workers compensation business, which was put into runoff in 2004. See “Business-Our Products-Runoff Lines” for additional information about our runoff segment.

Fee Income Earned

        Fee income earned on fully funded polices increased to $1.2 million for the year ended December 31, 2005 as compared to $210,000 for 2004. The Company anticipates continued growth opportunities for this business line in the healthcare and residential construction industries, which were primary drivers for the growth mentioned above and new growth opportunities in the product manufacturing industry.

Net Investment Income

        Net investment income increased 46.5% to $14.3 million for the year ended December 31, 2005 from $9.8 million for 2004 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $371.3 million as of December 31, 2005 from $274.7 million as of December 31, 2004, reflecting approximately $70.4 million in cash flows from operations and $24.4 million in net proceeds from the issuance of trust preferred securities in November 2005. The average pre-tax investment yield increased from 3.5% to 3.9%, from 2004 to 2005.

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

Losses and Loss Adjustment Expenses

        For the year ended December 31, 2005, the Company’s losses and loss adjustment expenses ratio decreased 7.7 percentage points to 60.9% from 68.6% primarily due to improved underwriting results. The table below sets forth the prior year reserve development made for by the Company for the years ended December 31, 2004 and 2005 (in thousands):

                                   Year Ended December 31,

                                    2004           2005

Excess & Surplus lines          $    94        $    (754)
   Environmental                  7,700            2,204
   Construction                      37              311
   Surety                         7,831            1,761
Alternative Risk Transfer
   Programs                       1,496            (266)
Runoff                            5,075            1,111
Total                          $ 14,402        $   2,606
                               ========        =========

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

Acquisition Expenses

        Policy acquisition expenses are amounts that are paid to producers for the production of premium for the Company offset by the ceding commissions we retain from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses also include amounts paid for premium taxes to the states in which we do business on an admitted basis. Policy acquisition expenses increased to $28.5 million for the year ended December 31, 2005 from $26.5 million for 2004. Policy acquisition expenses as a function of net premiums earned increased to 20.6% for the year ended December 31, 2005 from 19.5% for 2004, primarily due to higher earned premiums and lower 2004 acquisition expenses due to the accrual of profit commissions on reinsurance.

Real Estate Expenses

        Real estate expenses associated with the Harbour Village project decreased to $2.2 million for the year ended December 31, 2005 from $55.5 million for 2004. In 2005, the Company received $980,000 for settlement of roof litigation at Harbour Village, which was applied as a reduction to real estate expenses as it had been expensed previously.

Payroll Expenses

        Payroll expenses increased to $12.1 million for the year ended December 31, 2005 from $10.3 million for 2004. This increase reflects an accrual for bonuses based on the Company’s performance and normal salary increases.

Interest and Other Expenses

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

Income taxes

        The effective tax rate decreased to 8.7% for the year ended December 31, 2005 from 20.0% for 2004. This decrease was due primarily to the reversal of a deferred tax asset reserve of our non-subsidiary affiliate American Safety RRG of $555,000. Absent this adjustment, the effective tax rate would have been 12.1% for the year ended December 31, 2005. In addition, the effective tax rate was lower due to a decrease in real estate earnings and lower taxable income on the Company’s U.S. insurance subsidiaries.

Operations by Geographic Segment

        The Company operates through its subsidiaries in the country-regionU.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2004 and 2005 (in thousands):

      December 31, 2004                 U.S.           Bermuda              Total
          Income Tax                $  3,696        $       -           $    3,696
         Net earnings                  5,543            9,214               14,757
            Assets                   448,366          134,838              583,204
            Equity                  $ 56,126        $  52,654           $  108,780

      December 31, 2005                 U.S.           Bermuda              Total
          Income Tax                $   1,392       $       -           $    1,392
         Net earnings                   4,396          10,260               14,656
            Assets                    527,632         167,267              694,999
            Equity                  $  59,002       $  59,433           $  118,435

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

operations at the end of 2005 increased to $527.6 million, compared to $448.4 million at the end of 2004. This increase is a result of the Company issuing a trust preferred security in 2005 raising approximately $25 million and the growth in the Company’s core business lines offset by a decrease in real estate assets as the Harbour Village project is substantially complete.

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

Liquidity and Capital Resources

        The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. From 2000 through 2004 the Company had operated in a hardening market with increased insurance premium rates for general liability coverages and increased fees for program business opportunities. Since 2004, the Company has experienced a leveling of premiums rates due to entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

        Net cash provided from operations was $70.7 million for the year ended December 31, 2006, $70.4 million for the year ended December 31, 2005 and $89.8 million for the year ended December 31, 2004. The cash flow from operations remained flat in 2006 compared to 2005 primarily due to increased loss payments which increased to $55.8 million from $46.9 million, due to the maturing of our books of business as well as the impact from several large losses. The decrease in cash flow from operations between 2005 and 2004 was primarily caused by increased loss payments, which increased to $46.9 million from $20.5 million.

        Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings form which to pay dividends. The jurisdiction in which we and our insurance and reinsurance subsidiaries are domiciled places limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our growth and the capital requirements associated with that growth, we do not anticipate paying dividends on the Common Shares in the near future.

        In June 2006 the Company completed a secondary equity offering of 3,680,000 common shares, raising $53 million net of underwriting expenses. The proceeds of the offering are being used to support the growth in insurance operations. Additionally, in November 2005, in conjunction with American Safety Capital Trust III, the Company issued a 30-year trust preferred obligation in the amount of $25.0 million. This obligation bears a fixed interest rate of 8.31% for the first five years, and a floating rate of three-month LIBOR plus 3.4% thereafter. At the current time, the Company does not anticipate entering into an interest rate swap with respect to this issuance. Interest is payable on a quarterly basis and the securities may be called solely at the Company’s option after five years.

Contractual Obligations

        Our contractual obligations (in thousands of dollars) as of December 31, 2006 were:

                                                        Less than 1         1-3             3-5          More than 5
                                            Total           year           Years           Years            Years
                                        --------------------------------------------------------------------------
Long term debt                           $ 38,139      $         -     $        -      $  38,139        $
Interest (1)                              100,640            3,026          6,470          6,653                -
                                                                                                           84,491
Operating leases                            7,388              877          2,088          1,237            3,186
Gross loss reserves (2)                   439,674           97,987        150,399         90,586          100,702
                                        --------------------------------------------------------------------------
Total contractual obligations            $585,841         $101,890       $158,957       $136,615         $188,379

    (1)        The above table includes all interest payments through the expiration of interest rate swaps as discussed in Note 8 to the Company’s consolidated financial statements. At that time the Company may redeem the debt or continue with variable interest payments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying current interest rates to the respective LIBOR for each capital trust, the interest rates were 9.6%, 9.3% and 8.8% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively s of December 31, 2006. These rates are used to calculate the variable interest rate obligations through maturity. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage such interest rate risk.

    (2)        The above table includes the expected settlement of our gross loss reserves. The Company relies on reinsurance to reduce current risk exposures. The expected payoff of Gross Loss Reserves net of Reinsurance Recoverables is as follows (in thousands): Total $278,527; $58,909 less than a year, $99,914, 1-3 years, $49,751, 3-5 years $69,953, more than 5 years. More information about our unpaid loss and loss adjustment expenses appears in Note 12 to our consolidated financial statements.

        For these purposes, routine purchases of services, including insurance, that are expected to be used in the ordinary course of the Company’s business have been excluded. More information about our contractual obligations appears in Note 8 to our consolidated financial statements.

Recent Accounting Pronouncements

        See Note 1(n), “Summary of Significant Accounting Polices,” to the Company’s consolidated financial statements included herein for a discussion on recent accounting pronouncements.

Critical Accounting Policies

        The accounting policies described below are those we consider critical in preparing our financial statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, as described below, these estimates could change materially if different information or assumptions were used and there is no assurance that actual results will not differ materially from the estimates.

    Investments.        We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities; and Issue No. 03-1, The Meaning of Other-Than-Temporary Impairement and Its Application to Certain Investments; FASB Staff Position No. FAS 115-1 and related guidance. The identification of distressed investments, and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

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
    o  Adverse changes in the issuer's economic, regulatory or political environment.

        The Company did not have any impairment charges during 2006. The Company in conjunction with its investment advisor, monitors its investments for potential impairments. See “Business-Investments” for information as to the credit quality of its investment portfolio. At December 31, 2006, 98.3% of the investment portfolio was rated A or better by S&P and Moody’s, with 72.3% being rated AAA.

        If all securities carrying an unrealized loss were determined to be other than temporarily impaired, our future earnings would be reduced by the $4.4 million carried unrealized loss on fixed maturity investments at December 31, 2006. We believe that these unrealized losses are a result of rising interest rates and not from credit issues with the issuer. As a result management concluded that the recoverability of the principal and interest is reasonably assured and no impairment needed to be recognized.

        At December 31, 2006, mortgage backed securities comprised 40.9% of the entire portfolio. All mortgage backed securities are issued by agencies of the U.S. Government. The single largest security in this class is a Fannie Mae investment with an $11.4 million par value. Corporate fixed maturities were the second largest class at 23.4% of the total portfolio, with the largest single security being Eaton Corporation with a par value of $5.0 million. In the corporate sector, the Company has concentrations in the banking area with par value of $24.2 million or 4.3% of the total portfolio, with the largest single security being Bank of America with a par value of $2.0 million. The Company also has concentrations in brokerage houses with $23.3 million or 4.1% of the total portfolio, with the largest single security being Morgan Stanley with a par value of $3.5 million. U.S. Government securities were the third largest class at 21.9% of the total portfolio with the largest security having a par value of $8.5 million. The Company had $777,000, or 0.2% of its portfolio in below investment grade securities, these being Ford Motor Credit Company, which had unrealized losses totaling $6,000.

    Reserves.        Claims made policies provide coverage for claims that are incurred and reported during the policy period. Occurrence form policies provide coverage for claims that occur during the policy period regardless of when they are reported. Certain of our insurance policies and reinsurance assumed, including general and pollution liability policies covering environmental remediation, construction and workers’ compensation risks, are occurrence policies and therefore may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required by our regulators to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary materially from the projections.

        With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves. See “Business-Losses and Loss Adjustment Expense Reserves” for a description of reserve methodology.

        The Company does not write a material amount of short-tail business as part of our specialty program business. Short-tail business is defined as business for which claims are received and settled within one year. Total net reserves for short tail business are not material and as of December 31, 2006 were less than 0.1% of total net reserves. In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

        Construction: In addition to evaluating the loss reserves on all exposures on a combined basis the actuarial staff evaluated reserves for each of the following exclusive categories: (1) construction defect claims in California; (2) construction defect in all other states; (3) commercial and residential contractors claims other than construction defects; (4) claims in New York state; (5) claims from product liability exposures; (6) claims from habitational risks; (7) claims from miscellaneous risks.

        Construction defect claims in general had a higher frequency, a lower severity and a longer reporting period then other types of claims. The construction defect exposures in California were analyzed separately from other states because of the state’s relatively longer statute which makes the claim reporting period longer, and the litigious environment, which makes the claims more expensive. Other commercial and residential contractors’ claims tended to be high in severity. The Company wrote New York commercial contractor risks in 1999, 2000 and 2001. Due to the short amount of time we wrote this business and the higher severity in New York claims, the reserves for these exposures are calculated separately. Products liability claims tended to be severe and took a longer time to report. The habitational exposures were mostly slips and falls on the insured premises with low severity and frequency.

        Our experience with construction claims remains limited and prior to the fourth quarter of 2005 our reserve calculations were based upon a combination of industry and Company loss development patterns. During that quarter we retained an actuarial consulting firm that provided us with construction defect claim counts based upon a larger population that we now use to calculate reserves.

        Environmental: Most exposures involved common types of bodily injury and property damage claims. These claims tend to be reported sooner but take longer to settle because often times multiple parties are involved in a claim. The loss development patterns and the expected loss ratios are estimated based on our actual emerged losses.

        We deploy several methods in determining our ultimate losses: (i) the expected loss ratio method, (ii) the loss development method based on paid and reported losses and (iii) the Bornhuetter-Ferguson method based on expected loss ratio, paid losses and reported losses. Each of these methods is used to calculate ultimate loss reserves. In each case IBNR is calculated by subtracting cumulative paid claims and case reserves from the ultimate loss reserves.

        Because the Company writes long-tail business, the current year ultimate loss reserve is developed using the expected loss ratio method. The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business. The expected loss ratio is determined based on the review of the projected ultimate loss ratios for the prior accident years. At December 31, 2006 the carried loss and loss adjustment reserves for accident years prior to 2006 were determined largely based on the indications produced by the Bornhuetter-Ferguson method because of the additional claims experience gained as the business line matures.

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

        As part of our year-end audit, the Company has an external actuarial firm review the analysis, prepared by our internal actuary and issue an actuarial opinion on the insurance operating companies’ reserve adequacy.

        The carried gross loss reserves for material lines of business are as follows (in thousands of dollars):

                                                     December 31, 2005
                                             Loss                Loss Adjustment          Total
     On-Going:                       Case           IBNR         Case     IBNR         Case and IBNR
     Environmental              $  14,141         27,193        2,596       15,716        $  59,646
     Construction                  17,992         96,250        4,950       64,165          183,357
     Surety                       (2,181)            134        1,065          711            (271)
     Programs *                    31,232         21,317       34,362       25,499          112,410
                          -------------------------------------------------------------------------
                                   61,184        144,894       42,973      106,091          355,142
     Run-Off:                      17,426          1,772       16,096        3,057           38,351
                          -------------------------------------------------------------------------
               Total            $  78,610        146,666       59,069      109,148        $ 393,493
                          =========================================================================

                                                 December 31, 2006
                                          Loss                    Loss Adjustment          Total
     On-Going:                    Case            IBNR           Case         IBNR      Case and IBNR
     Environmental            $ 24,398          23,363          5,517       15,576        $  68,854
     Construction               23,146         114,060          4,322       76,039          217,567
     Surety                    (1,961)           1,109        (1,307)          739          (1,420)
     Programs *                 36,944          52,783          3,951       24,933          118,611
                         --------------------------------------------------------------------------
                                82,527         191,315         12,483      117,287          403,612
     Run-Off:                    8,955          14,300          9,778        3,028           36,061
                         --------------------------------------------------------------------------
               Total          $ 91,482         205,615         22,261      120,315        $ 439,673
                         ==========================================================================

                  * Represents 30 different programs with diverse risks. Some programs are in runoff.

Variability of Loss Reserves Based on Reasonably Likely Assumptions

        A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2006. The key assumptions among them were the expected loss ratios and loss development patterns. If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves. The effect of any specific assumptions can vary by accident year and line of business. We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2006. The tests addressed each major line of business for which a material deviation to the overall reserve position is believed reasonably possible and used what we believed was reasonably likely range of potential deviation for each line of business. If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings The following table displays the resulting range of potential deviation of the net carried reserves for each line of business (in thousands of dollars):

                                   Possible Amount Change From The     Possible Percentage Change
                                           Carried Reserves             From The Carried Reserves
                       Net Carried     (Decrease)          Increase       (Decrease)   Increase
                         Reserves
Environmental         $    51,317     $   (4,183)    $     3,041            (8)%          6%
Construction              180,434        (28,081)          6,449           (16)           4
Surety                        174             (5)              4            (3)           2
Programs  (1)              27,445              -               -             -            -
Runoff                     19,157         (1,186)          1,130            (6)           6
                      $   278,527       $(33,455)     $   10,624            (12)%         4%
                         ========        ========      =========           =====         ===

     (1) Represents 30 different programs with diverse risks. Some programs are in runoff. Each individual program is not material to our total net carried reserves therefore no variability has been shown.

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

The following  table depicts the effects on our financial  position and results of operations of our ceded reinsurance activities (in thousands of dollars):

                                                  2004           2005            2006

Shareholders' equity as reported             $ 108,780      $ 118,435         $196,150

Effects of reinsurance                           5,033         (3,233)          (7,536)

Shareholders' equity without reinsurance     $ 113,813      $ 115,202         $188,614
                                               =======       ========          =======
Net earnings as reported                     $  14,757      $  14,656          $20,532

Effects of reinsurance                           5,033         (3,233)          (7,536)

Net earnings without reinsurance              $ 19,790      $  11,423         $ 12,996
                                               =======       ========          =======
Net cash flow from operations                $  24,404      $  21,640         $  1,044
                                               =======       ========          =======

        Due to increasing reinsurance rates and after completing an analysis of our reinsurance structure prepared by our broker, management decided not to purchase reinsurance in connection with its construction and surety lines of business in July 2005 and June 2006, respectively. We also increased our retention levels on certain programs within our specialty program line and on the first excess of loss layer on the environmental line. These actions will increase our net earned premium and related loss and loss adjusted expense. The impact on our financial statements is expected to be an increase to cash and loss reserve and a decrease to reinsurance recoverables. There were no other material changes to our reinsurance strategy during 2006.

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

        Deferred Income Taxes. We are required to establish a valuation allowance for the portion of any deferred tax asset that we believe will not be realized. The majority of our deferred tax assets associated with the Harbour Village project were realized in 2006 and prior. The majority of our deferred taxes associated with our premium writings will be realized over the policy period and payout of related claims. We believe it is more likely that not that we will realize the full benefit of our deferred tax assets, except for deferred tax assets associated with American Safety RRG. See Note 6 to the Company’s consolidated financial statements for additional information on deferred tax assets.

        Recognition of Premium Income. Our premiums are primarily estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and ultimate premiums due when a final audit is complete after the policy has expired. Our premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay any taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of the Tax Protection Act, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our country-regionU.S. subsidiaries, we do not consider ourselves to be engaged in a trade or business in the U.S. and accordingly do not expect to be subject to direct U.S. income taxation. Our country-regionU.S. subsidiaries are subject to taxation in the U.S.

        In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement Number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has reviewed the pronouncement and based on its analysis to date will not have a material impact on its operating results.

Impact of Inflation

        Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known. The Company attempts to anticipate the potential impact of inflation in establishing its premiums and reserves. Substantial future increases in inflation could result in future increases in interest rates, which, in turn, are likely to result in a decline in the market value of the Company’s investment portfolio and resulting unrealized losses and/or reductions in shareholders’ equity.

Combined Ratio

        Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that an insurance company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss. Our reported combined ratio excludes certain holding company expenses such as interest expense as well as real estate and rescission expenses.

Variable Interest Entities (VIE)

        In January 2003, the Financial Accounting Standards Board (the ‘FASB”) issued FASB Interpretation No. 46 (“FIN 46”). This interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the expected residual gains, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB issued a revised version of FIN 46, FIN 46(R), which finalized the accounting guidance for VIEs. As a result of adopting FIN 46(R), the Company consolidated its non-subsidiary affiliate American Safety RRG and deconsolidated its trust subsidiaries American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III.

Off-Balance Sheet Arrangements

        The Company has guaranteed a $2 million letter of credit to the State of Vermont on behalf of American Safety RRG, its non-subsidiary affiliate. This letter of credit served as initial capitalization of American Safety RRG and may be drawn upon in the event of the insolvency of American Safety RRG.

Forward Looking Statements

        This report contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions and new products and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectibility of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2006. The estimated fair value of our investment portfolio at December 31, 2006 was $551.2 million, of which 96.3% was invested in fixed maturities and short-term investments and 3.7% was invested in equities.

        Interest Rate Risk. Our fixed rate holdings are invested predominantly in high quality government, corporate and municipal bonds with relatively short durations. The fixed rate portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, their fair values decline and as interest rates fall, their fair values rise. The changes in the fair market value of the fixed rate portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

        We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. For additional information on our investments and investment policies, see “Business-Investments.”

        The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2006. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

                                                                           Estimated Fair
                                   Estimated Fair      Hypothetical          Value after           Hypothetical
                                      Value at      Change in Interest      Hypothetical       Percentage Increase
                                    December 31,           Rate          Change in Interest       (Decrease) in
                                        2006         (bp=basis points)          Rate           Shareholders' Equity
--------------------------------------------------------------------------------------------------------------------
Total Fixed Maturity                  $530,638      200bp decrease            $547,059                   8.4%
Investments (including                              100bp decrease             540,886                   5.2
short-term investments)                             100bp increase             501,994                 (14.6)
                                                    200bp increase             492,041                 (19.7)

        Interest rate risk related to our loans payable to American Safety Capital Trust and American Safety Capital Trust II, two of our non-consolidated 100% owned subsidiaries, is hedged for the first five years of the debt obligations through the use of interest rate swaps. The interest rate related to our loan payable to American Safety Capital Trust III is fixed for the first five years so no hedge was established.

        Credit Risk. We invest primarily in the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. For additional information on our investments and our investment criteria, see “Business — Investments.” The Company’s market rate risk has not changed materially since December 31, 2006.

Item 8. Financial Statements and Supplementary Data

        The Company’s consolidated financial statements required under this Item 8 are included as part of Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

Management’s Responsibility for Financial Statements

The financial statements presented in this Annual Report have been prepared with integrity and objectivity and are the responsibility of the management of American Safety Insurance Holdings, Ltd. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles and properly reflect certain estimates and judgments based upon the best available information.

The financial statements of the Company have been audited by BDO Seidman LLP, an independent registered public accounting firm. Their accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Audit Committee of the Board of Directors, consisting solely of outside directors, meets a minimum of four times a year with the independent registered public accounting firm, the internal auditors and representatives of management to discuss auditing and financial reporting matters. In addition, a meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditors and the financial condition of the Company. Both the Company’s independent registered pubic accounting firm and the internal auditors have access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2006. Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2006, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

         None.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its report which is included herein.

       /s/ Stephen R. Crim                            /s/ William C. Tepe
       Stephen R. Crim                                William C. Tepe
       President and Chief Executive Officer          Chief Financial Officer

Report of Independent Registered Public Accounting Firm on

Internal Control Over Financial Reporting

To the Board of Directors

American Safety Insurance Holdings, Ltd.

        We have audited management’s assessment in the accompanying Report of Management on Internal Control over Financial Reporting included in Item 9A, that American Safety Insurance Holdings, Ltd. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows and related schedules for each of the three years in the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, GA
March 15, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

        The information required by this Item 10. regarding directors and executive officers of the Company will be set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10. with respect to executive officers is set forth in Item 4. of this Report.

        The information set forth in the second paragraph of Item 1. of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11. Executive Compensation

        The information required by this Item 11. regarding executive compensation will be set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12. regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13. regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Principal Accountant Fees and Services

        The information required by this Item 14. regarding principal accountant fees and services will be set forth in the Company’s 2007 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

                                                     PART IV

Item 15.    Exhibits and Financial Statements Schedules.

       (a) Financial Statements Schedules, and Exhibits

              1.  Financial Statements

                  The following is a list of financial  statements,  together with Reports thereon,  filed as part of this Report:

-          Report of BDO Seidman, LLP Independent Registered Public Accounting Firm

-          Consolidated Balance Sheets at December 31, 2005 and 2006

-          Consolidated Statements of Operations for the Years Ended December 31, 2004, 2005 and 2006

-          Consolidated  Statements of  Shareholders' Equity for the Years Ended December 31, 2004,  2005
                           and 2006

-          Consolidated Statements of Cash Flow for the Years Ended December 31, 2004, 2005 and 2006

-          Consolidated  Statements of Comprehensive  Earnings for the Years Ended December 31, 2004, 2005
                           and 2006

-          Notes to Consolidated Financial Statements

-          Selected Quarterly Financial Data

              2.  Financial Statement Schedules and Exhibits

                       The  following is a list of financial  statement  schedules  and exhibits  filed as part of this report:

                       Schedule/Exhibit Number                             Page

            -    Schedule II  - Condensed Financial Statements
                                 (Parent only)                              115
            -    Schedule III - Supplemental Information                    119
            -    Schedule IV - Reinsurance                                  120
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

                  3.2            Bye-Laws of American Safety Insurance Holdings, Ltd. (incorporated by reference to Exhibit 3.2 to Registrant's Amendment No. 1 to
                                 Registration Statement on Form S-1 filed January 27, 1998
                                 (Registration No. 333-42749))

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
                                 001-14795))

                  4.8            Common Securities  Subscription  Agreement dated as of September 30,
                                 2002 between  American  Safety  Holdings Corp.  and American  Safety
                                 Capital Trust II,  together as offerors  (incorporated  by reference to the Exhibits to the Current  Report on Form 8-K filed October 15,
                                 2003 (File No. 1-14795))

                                 Amended  and  Restated  Declaration  of  Trust  of  American  Safety
                  4.9            Capital  Trust III dated as of  November  17,  2005  among  American
                                 Safety Holdings Corp.,  Wilmington  Trust Company,  as institutional trustee and  Delaware  trustee,  and Steven B. Mathis and Stephen R.
                                 Crim, as  administrators  (incorporated by reference to the Exhibits to the Current  Report on Form 8-K dated November 16, 2006 (File No.
                                 001-14795))

                 4.10            Indenture dated as of November 17, 2006 between American Safety
                                 Holdings Corp. and Wilmington Trust Company as trustee
                                 (incorporated by reference to the Exhibits to the Current Report on
                                 Form 8-K dated November 16, 2005 (File No. 001-14795)).

                 4.11            Guarantee  Agreement dated as of November 17, 2006 between  American
                                 Safety Holdings  Corp., as guarantors and Wilmington  Trust Company, as guarantee trustee,  (incorporated by reference to the Exhibits to the  Current  Report on Form 8-K dated  November  16, 2005 (File No.
                                 001-14795))
                  4.12           Parent  Guarantee  Agreement  dated as of November  17, 2005 between
                                 American  Safety  Insurance  Holdings,  Ltd.  and  Wilmington  Trust
                                 Company  (incorporated  by  reference to the Exhibits to the Current
                                 Report on Form 8-K dated November 16, 2006 (File No. 001-14795))

                  4.13           Subscription  Agreement dated as of November 17, 2005 among American
                                 Safety Capital Trust III,  American Safety Holdings Corp. and Keefe,
                                 Bruyette & Woods,  Inc.  (incorporated  by reference to the Exhibits to the Current  Report on Form 8-K dated November 16, 2006 (File No.
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

                  10.3           1998 Director Stock Award Plan (as amended through June 23, 2005)
                                 (incorporated by reference to Exhibit 10.3 to the Form 10-K of
                                 American Safety Insurance Holdings, Ltd. For the year ended
                                 December 31, 2005 (File No. 001-14795))

                  10.4           Amended and Restated Program Management Agreement among American
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
                                 (File No. 333-100065))

                  10.5+          Employment Agreement between American Safety Insurance Services,
                                 Inc. and Stephen R. Crim (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 21, 2005 (File No.
                                 1-14795)).

                  10.6+          Employment Agreement between American Safety Insurance Services,
                                 Inc. and Joseph D. Scollo (incorporated by reference to Exhibit
                                 10.2 to the Current Report on Form 8-K dated March 21, 2005 (File
                                 No.1-14795)).

                  10.6(a)+       Amendment No. 1 to Employment Agreement between American Safety
                                 Insurance Services, Inc. and Joseph D. Scollo (incorporated by reference to Exhibit 10.1 to the Form 8-K dated January 1, 2006
                                 (File No. 1-14795).

                  10.6(b)+       Amendment No. 2 to Employment Agreement between American Safety
                                 Insurance Services, Inc and Joseph D. Scollo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated
                                 January 3, 2007 (File no. 1-14795))

                  10.7+          Employment  Agreement  between American Safety  Insurance  Services,
                                 Inc. and William C. Tepe  (incorporated by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K dated November 15, 2005
                                 (File No.1-14795))

                  10.8           Office Lease Agreement between ORT, and StateOhio general
                                 partnership, and American Safety Insurance Services, Inc., dated
                                 October 18, 2006, for space in Atlanta,
                                 Georgia.

                  11             Computation of Earnings Per Share

                  12             Ratio of Earnings to Fixed Charges

                  14             Code of Business Conduct and Ethics (incorporated by reference to
                                 Exhibit 14 to Form 10K of American Safety Insurance Holdings, Ltd.
                                 For the year ended December 31, 2003 (File No. 001 14795)

                  21             Subsidiaries of the Company

                  23.1           Consent of BDO Seidman, LLP

                  31.1           Certification of Chief Executive Officer

                  31.2           Certification of Chief Financial Officer

                  32.1           Certifications  of  Chief  Executive  Officer  and  Chief  Financial
                                 Officer

                  +Management contract or compensatory plan or arrangement.

                                                       SIGNATURES

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the Registrant has duly caused this Report to be signed on its behalf by the  undersigned,  thereunto duly authorized on March 15,
2007.

                                                                AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                                By: /s/ Stephen R. Crim
                                                                    Stephen R. Crim
                                                                    President

         Pursuant  to the  requirements  of the  Securities  Exchange  Act of 1934,  this  Report has been signed by the following persons in the capacities indicated on March 15, 2007.

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
William  C. Tepe                                              Accounting Officer)

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
-------------------------------------------
Lawrence I. Geneen

/s/ Frank D.Lackner                                           Director
-------------------------------------------
Frank D. Lackner

/s/ Steven L. Groot                                           Director
-------------------------------------------
Steven L. Groot

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

December 31, 2005 and 2006

With Independent Auditors’ Report Thereon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of DirectorsAmerican
Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd and subsidiaries as of December 31, 2005 and 2006 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006. We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2006. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.‘s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 15, 2007

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2005 and 2006

                                                         2005                       2006
                Assets

Investments:
Fixed maturity securities available-for-sale,
at fair value                                           $364,856,826             $490,031,666
Common stock, at fair value                               21,706,103               12,402,957
Preferred stock, at fair value                             3,607,000                8,118,060
Short-term investments                                    25,326,648               40,605,672
      Total investments                                  415,496,577              551,158,355
Cash and cash equivalents                                 23,289,927               11,293,296
Accrued investment income                                  4,037,573                4,299,678
Premiums receivable                                       17,315,778               21,747,908
Ceded unearned premium                                    28,870,656               35,897,446
Reinsurance recoverable                                  172,110,582              185,010,493
Deferred income taxes                                     11,933,791               10,115,869
Deferred policy acquisition costs                         10,882,478               12,402,764
Property, plant and equipment, net                         4,489,608                5,644,629
Other assets                                               6,572,007                9,560,230

      Total assets                                      $694,998,977             $847,130,668
                                                        ============             ============

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses               $393,493,107           $439,673,496
Unearned premiums                                          97,982,908            115,197.804
Ceded premiums payable                                     16,505,732             25,462,908
Deferred revenues                                           1,501,741              1,192,705
Accounts payable and accrued expenses                      13,066,758             11,810,962
Funds held                                                 11,190,989             16,328,609
Loans payable                                              37,810,099             38,138,804
Minority interest                                           5,012,396              3,175,200
      Total liabilities                                   576,563,730            650,980,488

Shareholders' equity:
Preferred   stock,   $0.01  par   value;   authorized
   5,000,000 shares; no shares issued and outstanding                -                    -

Common stock, $0.01 par value;  authorized 15,000,000
   shares;  issued and  outstanding  at December  31,
   2005  6,753,731  shares,  and at December 31, 2006
   10,554,200 shares                                            67,537              105,542
Additional paid-in capital                                  49,460,019          104,514,200
Retained earnings                                           70,457,352           90,989,550
Accumulated other comprehensive (loss) income,
    net                                                     (1,549,661)             540,888
      Total shareholders' equity                           118,435,247          196,150,180

      Total liabilities and shareholders' equity          $694,998,977         $847,130,668
                                                           ============         ===========

See accompanying notes to consolidated financial statements.

                      AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                  Consolidated Statements of Operations

                               Years ended December 31, 2004, 2005 and 2006

                                                         2004                2005                 2006

Revenues:
Direct premiums earned                            $223,052,339          $229,238,078         $222,257,131
Assumed premiums earned                              4,000,601               (81,311)             135,000
Ceded premiums earned                              (90,752,226)          (91,576,899)         (75,636,276)
      Net premiums earned                          136,300,714           137,579,868          146,755,855

Net investment income                                9,772,722            14,315,891           21,766,562
Net realized gains (losses)                            208,135               (54,101)           1,190,328
Real estate income                                  67,967,125             3,000,078                    -
Fee Income                                             210,172             1,196,505            1,684,889
Other income                                           317,784                76,286               42,476
      Total revenues                               214,776,652           156,114,527          171,440,110

Expenses:
Losses and loss adjustment expenses incurred        93,503,285            84,406,158           92,329,283
Acquisition expenses                                26,648,980            28,751,979           27,378,292
Payroll and related expenses                        10,297,037            12,130,136           14,896,180
Real estate expenses                                55,480,408             2,439,022              381,243
Interest expense                                     1,075,715             1,257,064            3,376,124
Other expenses                                       8,559,668            11,900,940           12,105,188
Minority interest                                      988,202               515,233           (1,872,690)
Expenses recovered from rescission                   (229,568)           (1,334,162)                   -
      Total expenses                               196,323,727           140,066,370          148,593,620

      Earnings before income taxes                  18,452,925            16,048,157           22,846,490

Income taxes                                         3,695,950             1,391,747            2,314,292

      Net earnings                               $  14,756,975           $14,656,410          $20,532,198
                                                  ============            ==========          ===========
Net earnings per share:
Basic                                                    $2.15                 $2.18                $2.35
Diluted                                                  $2.01                 $2.05                $2.26

Weighted average number of shares outstanding
Basic                                                6,863,619             6,736,938            8,729,734
Diluted                                              7,342,879             7,163,892            9,095,423
See accompanying notes to consolidated financial statements.

                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                             Consolidated Statements of Shareholders' Equity

                               Years ended December 31, 2004, 2005 and 2006
                                                         2004           2005           2006

Common stock - number of shares:
   Balance at beginning of period                    6,910,766        6,781,721       6,753,731
   Issuance of common shares                            87,855          173,583       3,800,469
   Repurchase of common shares                        (219,900)        (201,573)              -
   Balance at end of period                          6,781,721        6,753,731      10,554,200
                                                     =========        =========      ==========
Common stock:
   Balance at beginning of period                      $69,108          $67,817         $67,537
   Issuance of common shares                               879            1,735          38,005
   Repurchase of common shares                          (2,170)          (2,015)              -
   Balance at end of period                            $67,817          $67,537        $105,542

Additional paid-in capital:
   Balance at beginning of period                  $52,744,720      $51,067,506     $49,460,019
   Issuance of common shares                           805,825        1,336,211      54,439,295
   Repurchase of common shares                      (2,483,039)      (2,943,698)              -
     Share based compensation                                -                -         614,886
   Balance at end of period                        $51,067,506      $49,460,019    $104,514,200

Retained earnings:
   Balance at beginning of period                  $41,043,967      $55,800,942     $70,457,352
   Net earnings                                     14,756,975       14,656,410      20,532,198
   Balance at end of period                        $55,800,942      $70,457,352     $90,989,550

Accumulated other comprehensive income:
   Balance at beginning of period                   $1,485,328       $1,843,418     $(1,549,661)
   Unrealized gain (loss) during the period
      (net of deferred tax benefit (expense)
      of $(65,933), $783,353, and $197,928,
      respectively)                                    358,090       (3,393,079)      2,090,549
   Balance at end of period                         $1,843,418      $(1,549,661)       $540,888

         Total shareholders' equity               $108,779,683     $118,435,247    $196,150,180
                                                   ===========      ===========     ===========

See accompanying notes to consolidated financial statements

                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                                  Consolidated Statements of Cash Flows

                               Years ended December 31, 2004, 2005 and 2006

                                                             2004                2005                    2006

Cash flow from operating activities:
Net earnings                                            $  14,756,975          $14,656,410          $20,532,198
Adjustments  to reconcile  net earnings to net cash
   provided by operating activities:
   Realized (gains) losses on sale of investments            (208,135)              54,101           (1,190,328)
   Depreciation expense                                     1,174,770            1,116,386            2,113,540
    Stock Based Compensation Expense                                -                    -              614,886
   Amortization of deferred acquisition costs, net            401,307              855,639           (1,520,016)
   Reinsurance recoverable allowance                                -            1,318,000                    -
   Amortization of investment premium                       2,450,153            2,326,835            1,534,636
     Deferred income taxes                                  1,889,988           (1,509,401)             478,015
   Change in operating assets and liabilities:
      Accrued investment income                              (536,772)            (729,110)            (262,105)
      Premiums receivable                                   6,850,698            3,778,032           (4,432,130)
      Reinsurance recoverable                             (18,537,761)         (34,975,997)         (12,899,911)
        Ceded unearned premiums                             1,654,444           (3,965,139)          (7,026,790)
      Funds held                                            3,383,326            2,856,195            5,137,620
      Unpaid losses and loss adjustment expenses           91,519,976           72,454,712           46,180,389
      Unearned premiums                                    (6,140,184)           4,901,286           17,214,896
      Ceded premiums payable                               (5,870,903)           4,653,704            8,957,176
      Accounts payable and accrued expenses                 1,109,634           (2,303,685)          (1,015,796)
      Deferred revenue                                     (1,817,775)           1,155,229             (309,036)
      Other, net                                           (2,243,973)           4,246,580           (3,436,605)
Net cash provided by operating activities                  89,835,768           70,358,811           70,670,639

Cash flow from investing activities:
Purchase of fixed maturities                             (107,194,605)        (150,861,495)        (388,133,860)
Purchase of common stock                                  (12,854,116)          (7,106,043)          (4,043,980)
Purchase of preferred stocks                                        -           (3,500,900)          (4,405,720)
Proceeds from sales of fixed maturities                    27,752,791            3,584,528          230,496,120
Proceeds from matured securities                            4,420,000           60,635,000           34,000,000
Proceeds from sales of equity securities                    1,380,010            1,195,954           13,772,938
Decrease (increase) in short-term investments             (20,217,314)             571,483          (15,279,024)
Decrease in notes receivable                                1,435,000                    -                    -
Decrease of investment in real estate                      35,850,109            2,005,440                    -
Purchases of fixed assets                                    (980,480)          (1,705,521)           (3,268,561)
Net cash used in investing activities                     (70,408,605)         (95,181,554)        (136,862,087)

                                                              2004               2005                   2006

Cash flow from financing activities:
Proceeds from sale of common stock                             638,495          1,218,455            54,194,817
Stock repurchase payments                                   (2,485,209)        (2,945,714)                    -
Proceeds from (repayment of) loan payable                  (17,421,859)        24,996,193                     -
Proceeds from redemption of escrow deposits                 (9,091,347)          (144,500)                    -
Withdrawals from restricted cash, net                        1,623,114            144,500                     -

Net cash (used in) provided by financing activities        (26,736,806)        23,268,934            54,194,817

Net decrease in cash                                        (7,309,643)        (1,553,809)         (11,996,631)
Cash and cash equivalents at beginning of period            32,153,379         24,843,736            23,289,927

Cash and cash equivalents at end of period                 $24,843,736        $23,289,927           $11,293,296
                                                            ===========       ===========           ===========
Supplemental disclosure of cash flow:
   Income taxes paid                                      $  3,525,270           $287,617            $2,697,684
                                                            ==========           ========             =========
   Interest paid                                          $  1,121,713           $983,195            $3,211,736
                                                            ==========           ========             =========

See accompanying notes to consolidated financial statements.

                        AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

                             Consolidated Statements of Comprehensive Income

                               Years ended December 31, 2004, 2005 and 2006

                                                                  2004                2005                 2006

Net earnings                                                   $14,756,975        $14,656,410         $20,532,198

Other comprehensive income (loss):

Unrealized  gains  (losses) on securities  available-for
sale,   net  of   minority   interest   of   $(108,334),
$(259,129)   and  $11,815  for  2004,   2005  and  2006,
respectively                                                       463,260         (4,541,890)          3,616,606

Unrealized gains (losses) on hedging transactions                   81,912            311,359            (103,200)

Reclassification adjustment for realized (gains)
losses included in net earnings, net of minority
interest of $(86,986), $(0) and $(25,530)  for
2004, 2005 and 2006 respectively.                                 (121,149)            54,101          (1,215,858)

Total other comprehensive income (loss) before
income taxes                                                       424,023         (4,176,430)          2,297,548

Income tax expense (benefit) related to items of other
comprehensive income, net of minority interest of
$0 for 2004, $(5,534) for 2005 and $9,071 for 2006
   respectively.                                                    65,933           (783,351)            206,999

Other comprehensive income (loss)                                  358,090         (3,393,079)          2,090,549

Total comprehensive income                                     $15,115,065        $11,263,331         $22,622,747
                                                                ==========        ===========          ==========

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2006

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

      (c) Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”), American Safety Assurance Ltd., (“ASA”) two 100%-owned licensed Bermuda insurance companies, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, Ponce Lighthouse Properties, Inc. (“CityPonce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty owns 88% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. The remaining 12% is owed by American Safety Holdings. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs) and FASB Interpretation No. 46 Revised (FIN 46R), the accompanying financial statements consolidate American Safety RRG, based on its status as VIE and the Company’s status as the primary beneficiary of the VIE. A minority interest has been established for the equity holders of American Safety RRG. The accompanying financial statements also de-consolidate American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III (“American Safety Capital”, “American Safety Capital II” and “American Safety Capital III”, respectively) based on their status as variable interest special purpose entities of the Company’s status as not being the primary beneficiary. American Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

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

The Potential Risk of country-regionUnited States Taxation of Bermuda Operations. Under current Bermuda law, American Safety is not required to pay any taxes in Bermuda on either income or capital gains. American Safety has received an undertaking from the Minister of Finance in Bermuda that will exempt American Safety from taxation until the year 2016 in the event of any such taxes being imposed. Whether a foreign corporation is engaged in a country-regionUnited States trade or business or is carrying on an insurance business in the country-regionUnited States depends upon the level of activities conducted in the United States. If the activities of a foreign company are “continuous, regular, and considerable,” the foreign company will be deemed to be engaged in a United States trade or business. Due to the fact that American Safety will continue to maintain an office in Bermuda and American Safety’s, American Safety Re’s and American Safety Assurance’s sole business is reinsuring contracts via treaty reinsurance agreements, which are all signed outside of the United States, American Safety does not consider itself to be engaged in a trade or business in the United States and, accordingly, does not expect to be subject to United States income taxes. This position is consistent with the position taken by various other entities that have similar operational structures as American Safety.

However, because the Internal Revenue Code of 1986, as amended, the Treasury Regulations and court decisions do not definitively identify activities that constitute being engaged in a United States trade or business, and because of the factual nature of the determination, there can be no assurance that the Internal Revenue Service will not contend that American Safety or its Bermuda insurance subsidiary are engaged in a United States trade or business. In general, if American Safety or its Bermuda insurance subsidiaries are considered to be engaged in a United States trade or business, it would be subject to (i) United States Federal income tax on its taxable income that is effectively connected with a United States trade or business at graduated rates and (ii) the 30 percent branch profits tax on its effectively connected earnings and profits deemed repatriated from the United States. Certain subsidiaries of American Safety are, however, subject to U.S. Federal and state income tax, as they are domiciled and conduct business in the United States.

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

While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2005 and 2006, the Company considered all of its fixed maturity securities as “available for sale”

The Company notes that it has the ability and intent to hold securities with unrealized losses until they mature or recover in value. However, all investment securities are characterized as “available for sale”, and the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries. When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision.

Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method. Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues. Investments in real estate are carried at the lower of cost or fair value plus capitalized development costs. Premiums and discounts arising from the purchase of mortgage-backed securities are treated as yield adjustments over their estimated lives. The Company’s portfolio managers routinely monitor and evaluate the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact andfurther requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analysis, the Company believes that a decline in fair value is other than temporary, the Company adjusts the amortized cost of the security and reports a realized loss in the consolidated statements of earnings.

      (f) Recognition of Premium Income

General liability premiums are primarily estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired. General liability, surety, commercial auto, other commercial lines and workers’ compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

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

        An analysis of deferred policy acquisition costs follows:

                                                                Years ended December 31,
                                                         2004            2005              2006

             Balance, beginning of period            $ 12,006,478    $ 11,738,117      $ 10,882,478
             Acquisition costs deferred, net           26,380,619      27,725,425        28,982,877
             Costs amortized during the period        (26,648,980)    (28,581,064)      (27,462,591)

             Balance, end of period                  $11,738,117    $ 10,882,478       $12,402,764
                                                       ==========      ==========        ==========

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

       (i) Income Taxes

For subsidiaries subject to taxation, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the Company does not believe that, on the basis of available information, it is more likely than not deferred tax assets will be recovered it recognizes a valuation allowance against its deferred tax assets.

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

                                              At December 31, 2005 and 2006, the Company had $1,467,000 of goodwill.

In accordance with the disclosure requirements of SFAS 142 goodwill and intangibles there was no amortization recorded in net income for the years ended December 31, 2004, 2005 and 2006 respectively.

         (l) Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options (diluted EPS).

                                               Earnings per share are as follows:

                                                                  2004             2005                2006

             Weighted average shares outstanding              6,863,619          6,736,938             8,729,734
             Shares attributable to stock options               479,260            426,954               365,689

             Weighted average common and common
             equivalents                                      7,342,879          7,163,892             9,095,423
                                                              =========          =========             ==========
             Earnings per share:

             Basic                                                $2.15             $ 2.18                $ 2.35

             Diluted                                             $ 2.01             $ 2.05                $ 2.26

         (m) Employee Stock Options

The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. This plan is described further in Note 13.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments under modified prospective application method, commencing in the first quarter of 2006. Compensation expense relating to stock options of $614,886 is reflected in earnings for the twelve months ended December 31, 2006.

         (n) Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates.

In November 2005, the FASB issued Staff Position Number FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and was effective January 1, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

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

In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has reviewed the pronouncement and, based on its analysis to date does not expect it to have a material impact on its operating results.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards Number 159, The Fair Value Option For Financial Assets and Liabilities. This statement allows companies to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company expects that this statement will not have a material impact on the Company’s financial statements.

         (o) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with a maturity of 90 days or less when purchased.

        (p) Derivatives

The Company has limited activity with derivative financial instruments. They are not used for trading purposes, nor does the Company engage in leveraged derivative transactions. At December 31, 2006, the Company’s outstanding derivative contracts were interest swaps related to certain of its trust preferred obligations. See Note 8. The Company recognizes unrealized gain or loss on these interest rate swaps as interest rates change. The net after tax derivative loss included in accumulated other comprehensive income at December 31, 2006 will be reclassified into interest expense in conjunction with the recognition of interest payments on trust preferred debt through October 2010, with $186,000 of after tax net los expected to be recognized in interest expense within the next year.

        (q) Reclassifications

Certain items in the prior periods’ financial statements have been reclassified to conform to the 2006 presentation. In 2006 the Company changed its segment presentation. See Note 10 for additional information.

(2) Investments

       Net investment income is summarized as follows:

                                                                   Years ended December 31,
                                                     2004                   2005                   2006

      Fixed maturities                              $ 9,695,664           $ 13,567,965           $ 19,018,642
      Common stock securities                           195,009                367,697                415,635
      Preferred stock securities                              -                 23,149                332,322
      Short-term investments and cash                   298,305                914,171              2,595,463

                                                     10,188,978             14,872,982             22,362,062
      Less investment expenses                          416,256                557,091                595,500

      Net investment income                          $9,772,722            $14,315,891            $21,766,562
                                                      =========             ==========             ==========
                 Realized and unrealized gains and losses were as follows:

                                                                     Years ended December 31,
                                                        2004               2005              2006

      Realized gains:
          Fixed maturities                            $ 182,336          $ 91,077       $   1,175,769
          Common stock securities                       118,952           154,906           2,789,933
          Total gains                                   301,288           245,983           3,965,702

      Realized losses:
          Fixed maturities                              (66,977)         (250,383)         (2,223,096)
          Common stock securities                       (26,176)          (49,701)           (552,278)
          Total losses                                  (93,153)         (300,084)         (2,775,374)

      Net realized gains (losses)                   $   208,135         $ (54,101)       $  1,190,328
                                                        =======          =========        ===========
      Changes in unrealized gains (losses):
          Fixed maturities                           $ (758,834)      $(5,496,515)      $   1,886,180
          Common stock securities                       905,625           643,499             421,389

          Preferred stock securities                          -           106,100             105,340

      Net change in unrealized gains (losses)         $ 146,791       $(4,746,916)       $  2,412,909
                                                       ========        ===========        ===========

At December 31, 2005 and 2006, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government, and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2005 and 2006 are as follows:

                                                                     Gross              Gross
                                               Amortized          unrealized          unrealized         Estimated
                                                  Cost               gains              losses           fair value
                                           =================   ================   =================  =================

          December 31, 2005
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S.
                Government corporations
                and agencies                  $ 86,740,033        $  547,669        $1,311,628           $85,976,073
              States of the
                U.S
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
                                               ===========        ==========         =========           ===========
          December 31, 2006
              Fixed maturities:
              U.S. Treasury securities
                and obligations of U.S
                Government corporations
                and agencies                 $ 123,390,583      $   386,236       $  1,378,807         $  122,380,012
              States of the
                U.S.
                and political
                subdivisions of the
                states                           7,584,447            42,338           238,041             7,388,744
              Corporate securities             131,469,859           814,574           812,477           131,471,956
              Mortgage-backed securities       230,080,072           731,214         2,020,332           228,790,954

              Total fixed maturities         $ 492,524,961       $ 1,956,362       $ 4,449,657         $ 490,031,666
                                               ===========         ==========       ==========           ===========
              Common stock                   $  10,258,638       $ 2,491,431       $   347,112            12,402,957
                                               ============        ==========       ==========           ===========
              Preferred stock                $   7,906,620       $   221,830       $    10,390        $    8,118,060
                                               ============        ==========       ==========           ===========
The amortized cost and estimated fair values of fixed maturities at December 31, 2006 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

                                                               Amortized              Estimated
                                                                  cost               fair value

       Due in one year or less                              $   27,439,286         $   27,425,880
       Due after one year through five years                   148,763,529            148,254,566
       Due after five years through ten years                   75,799,419             74,842,208
       Due after ten years                                      10,442,655             10,718,058
       Mortgage-backed securities                              230,080,072            228,790,954

                     Total                                    $492,524,961           $490,031,666
                                                               ===========            ===========
Fixed income securities with an amortized cost of $34,405,204 and $26,694,924 were on deposit with insurance regulatory authorities at December 31, 2005 and 2006 in accordance with statutory requirements.

The fair value of the investments in debt securities can fluctuate greatly as a result of changes in interest rates. The Company believes that the declines in fair value noted below primarily resulted from changes in interest rates rather then credit issues. (See Critical Accounting Polices under Part II, Item 7 for more information on investments)

Therefore, the Company has no concern regarding the ultimate collectibility of the security value, and accordingly, has not recorded any impairment write-down. The tables below show the securities the Company is holding which have been held at a loss for less than 12 months and greater than 12 months at December 31, 2005 and December 31, 2006 respectively.

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
           corporations and
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
                                       ===========     ===========   ===========  ===========  ===========      ===========

       December 31, 2006

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
                                      Fair Value        Losses      Fair Value     Losses                       Losses
                                   -----------------------------------------------------------------------------------------
       US Treasury Securities &
           other government
           corporations and
           agencies                    $53,077,690      $(218,138)  $36,967,250  $(1,160,669)  $90,044,939    $(1,378,807)
       States of the
           US and political
           states                                -              -     6,409,615    (238,041)     6,409,615       (238,041)
           subdivisions of the
       Corporate securities             59,749,175       (412,465)   20,291,277    (400,012)    80,040,453       (812,477)

       Mortgage-backed securities       95,741,114       (466,246)   67,439,424  (1,554,086)   163,180,538     (2,020,332)

       Subtotal, fixed maturities      208,567,979     (1,096,849)  131,107,566  (3,352,808)   339,675,545     (4,449,657)

       Common stock                        913,738       (103,126)    1,091,057    (243,986)     2,004,795       (347,112)

       Preferred Stock                   1,467,260        (10,390)            -           -      1,467,260        (10,390)

       Total temporarily impaired
           securities                 $210,948,977    $(1,210,365) $132,198,623  $(3,596,794) $343,147,600    $(4,807,159)
                                       ===========     ==========   ===========   ===========  ===========     ===========

      (3) Investment in Real Estate

The Company’s investment in real estate is known as Harbour Village Golf and Yacht Club (“Harbour Village”) comprised of 173 acres of property in Ponce Inlet, StateFlorida that was acquired in foreclosure during April 1999. At the date of foreclosure the Company evaluated the carrying value of its investment in real estate by comparing the fair value of the foreclosed collateral to the book value of the underlying loan and accrued interest. As the book value of the loan and accrued interest was less than the fair value of the collateral, no loss was recognized on foreclosure and the book balance of the loan and accrued interest became the basis of the real estate.

The Harbour Village project is substantially complete as all units are sold and closed. The Company does not expect to engage in any further real estate activities. No additional revenue from Harbour Village is expected. There will be some ongoing expenses for the project associated with legal, insurance and other matters.

      (4) Financial Instruments

The carrying amounts for short-term investments, cash, premiums receivable, commissions receivable, accrued investment income, ceded premiums payable, funds held, collateral held and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments and obligations.

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

            Construction

The Company previously had excess of loss treaties with various reinsurers for the Company’s construction line of business. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

Effective July 1, 2005, the Company discontinued purchasing excess of loss reinsurance on our construction line. The Company made this decision after performing a loss cost and dynamic financial analysis and concluding that our reinsurance purchases were uneconomical. The Company believes that based upon reinsurance market pricing at the time of the decision, retaining this exposure and not ceding a large percentage of premiums to the reinsurance market will enhance our balance sheet.

            Surety

For our surety business, we entered into a quota share reinsurance treaty during the second quarter of 2004 which provides reinsurance for a single bond limit not to exceed $3.0 million, subject to a maximum for any one principal of $6.0 million. We retained a 50% participation in this treaty with the balance reinsured by unaffiliated reinsurers. Effective June 1, 2006 this treaty was non- renewed.

      Alternative Risk Transfer

            Specialty Programs

The Company’s program business division buys various forms of reinsurance on both a quota share basis as well as an excess of loss basis. These treaties cover the majority of risks written by the Company in this division. In addition, we require our program managers to share in the underwriting risks on many of our programs. Where appropriate, collateral is obtained from the reinsurers and program managers to secure their obligations.

            Runoff

            Workers’ Compensation

The Company has excess of loss treaties with various reinsurers. These treaties provide varying levels of reinsurance protection depending on the date the underlying insurance policy was written.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

                                                                Years ended December 31,
                                                              2004        2005            2006
                                                           --------------------------------------
                                                                           (In thousands)

             Written premiums:
                 Direct                                 $220,452       $ 234,139       $ 239,472
                 Assumed                                    (158)            (81)            135
                 Ceded                                   (88,630)        (95,543)        (82,339)

                           Net                         $ 131,664       $ 138,515       $ 157,268
                                                         =======         =======         =======

             Earned premiums:
                 Direct                                $ 223,052        $229,238        $222,257
                 Assumed                                   4,000             (81)            135
                 Ceded                                   (90,751)        (91,577)        (75,636)

                           Net                        $  136,301       $ 137,580       $ 146,756
                                                         ========       ========        ========
             Losses and loss adjustment expenses
                 incurred
                 Direct                                $ 153,167       $ 159,668       $ 159,920
                 Assumed                                   4,379           2,031               -
                 Ceded                                   (64,043)        (77,293)        (67,591)

                           Net                        $   93,503       $  84,406       $  92,329
                                                          =======        =======        ========
             Unpaid loss and loss adjustment
             expenses:
                 Direct                                $ 306,600       $ 377,952       $ 425,342
                 Assumed                                  14,438          15,541          14,331
                 Ceded                                  (136,998)       (159,515)       (161,146)

                           Net                       $   184,040       $ 233,978       $ 278,527
                                                        ========        ========         =======

      (6) Income Taxes

       Total income tax expense for the years ended December 31, 2004, 2005 and 2006 was allocated as follows:

                                                            2004                    2005                  2006

          Tax expense attributable to:
          income from continuing operations            $  3,695,950              $ 1,391,747          $ 2,314,292
          Unrealized gain on hedging
          transactions                                       27,851                  105,861             (35,087)
          Unrealized gain (losses) on securities
          available-for-sale                                 38,082                 (894,746)             233,015

                 Total                                   $3,761,883             $    602,862         $  2,512,220
                                                          =========                =========            =========

   U.S.  Federal and state income tax expense  (benefit) from  continuing  operations  consists of the following components:

                                                             2004                  2005                   2006

          Current                                       $ 2,300,361           $ 3,455,663              $ 694,298

          Deferred                                        1,889,988            (1,509,401)               478,015

          (Reversal) Establishment of
          valuation allowance                             (494,399)              (554,515)             1,141,979

          Total                                          $3,695,950            $1,391,747             $2,314,292
                                                          =========             =========              =========
The state income tax components aggregated $677,840, $307,485 and $(17,825) for the years ended December 31, 2004, 2005 and 2006, respectively.

Income tax expense from continuing operations for the years ended December 31, 2004, 2005 and 2006 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                              2004           2005             2006

Expected income tax                        $ 6,273,995     $ 5,456,373      $ 7,767,807
Foreign earned income not subject
to direct taxation                          (3,132,853)     (3,488,277)      (5,793,898)
(Reversal)Establishment of Valuation
    allowance                                 (494,399)       (554,515)       1,141,979
Tax exempt interest                           (275,681)       (385,621)        (639,064)
State taxes and other                        1,324,888         363,787         (162,532)

Total income tax                          $  3,695,950      $1,391,747       $2,314,292
                                             ==========      =========        =========
In 2004, given the historical loss position of American Safety RRG, it had established a 100% valuation allowance on its net deferred tax assets totaling $554,515. In 2005, American Safety RRG reduced income tax expense by reversing this valuation allowance as the realizability of the deferred tax assets changed due to American Safety RRG’s profitability. This reduction in income tax expense was offset by an increase in minority interest expense and had no overall effect on the earnings or shareholders’ equity of the Company. However in 2006, American Safety RRG’s profitability changed and the Company believes it will not realize the full benefit of the deferred tax assets, therefore a 100% valuation allowance of $1,141,979 was established at December 31, 2006. For 2005 and 2006, the reversal and establishment of the valuation allowance has been included in income tax expense with a corresponding offset in minority interest.

Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                                    December 31,
                                                             2005            2006
       Deferred tax assets:
          Loss reserve discounting                         $ 9,288,244     $ 8,095,876
          Unearned premium reserves                          3,118,965       2,365,798

          Warranty reserve                                     154,980         152,475
          Unrealized loss on securities                        500,823         434,144
          NOL Carryforward                                           -         817,709
          Other                                                348,009         332,602

      Gross deferred tax assets                             13,411,021      12,198,604

          Valuation allowance                                        -     (1,141,979)

      Gross deferred tax assets after valuation allowance   13,411,021      11,056,625

      Deferred tax liabilities:
          Deferred acquisition costs                         1,477,230         809,507
          Unrealized gain on securities                              -         131,249

      Gross deferred tax liabilities                         1,477,230         940,756

      Net deferred tax assets                              $11,933,791     $10,115,869
                                                            ==========      ==========

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

The NAIC has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized. Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and (iv) other business risks.

American Safety Casualty, American Safety Indemnity and American Safety RRG have calculated their RBC level and have determined that their capital and surplus is in excess of threshold requirements.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2004, 2005 and 2006 was $30,292,863, $38,586,734 and $76,447,031, respectively, and the amounts required to be maintained by the Company were $9,576,055, 12,868,524 and $21,633,238, respectively. American Safety Assurance, Ltd (ASA) capital and surplus as of December 31, 2005 and 2006 was $623,425 and $659,750 respectively. ASA is required to maintain a minimum of $120,000 in capital. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

      (8) Loans Payable

      Trust Preferred Offerings

In 2003 American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used by the Company to support the growth of its insurance business. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option commencing five years from the date of original issuance.

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million. This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be redeemed at the Company’s option commencing five years from the date of original issuance.

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

Interest expense for the twelve months ended December 31, 2005 and December 31, 2006 includes no gains or losses from the interest rate swaps. Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income. The gross unrealized gains on the interest rate swaps at December 31, 2005 and December 31, 2006 were $347,481 and $263,973 for American Safety Capital and $141,742 and $122,052 for American Safety Capital II, respectively. The interest rate swaps are 100% effective at December 31, 2006.

      (9) Related Party and Affiliate Transactions

ASI Services, American Safety’s underwriting and administrative services subsidiary leased office from an entity which was owned by certain directors, officers and shareholders of the Company. The lease commenced on March 1, 2001 with an original term through August 31, 2007. This lease was terminated in 2006. The Company paid rent associated with the former space of $519,814 and $533,093 in 2006 and 2005, respectively. See Part I, Item 2, Properties for more information about the Company’s offices.

      (10) Segment Information

During 2006, we changed our segment reporting to coincide with our strategic direction. In our segment reporting for periods prior to the year ended December 31, 2006 we segregated our business into real estate operations, insurance operations and other (which included realized gains and losses on investments and rescission expenses). We continue to segregate our business into real estate operations, insurance operations and other, but the insurance operations segment is further classified into three additional segments: excess and surplus lines, alternative risk transfer and runoff. The excess and surplus lines segment is further classified into five business lines: environmental, construction, non construction, excess and surety. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully-funded. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the Harbour Village property as described below under “Business – Harbour Village Development.”

In our E&S line, Environmental Specialty writes insurance coverages for the environmental remediation industry. Construction provides commercial casualty insurance coverages, generally in the area of residential and commercial. Non-construction and excess provides general and products liability business for primary and excess products. Surety provides payment and performance bonds to the environmental remediation industry.

In our ART line, Specialty Programs facilitates the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral and self-insure all or a portion of their risks. We are paid a fee for arranging this type of transaction.

The Other segment consists of amounts associated with realized gains and losses on investments and also for rescission expenses.

The Company measures all segments using net income, total assets and total equity. The Reportable Insurance Operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the Reportable Insurance Operations segments. The following table presents key financial data by segment for years ended December 31, 2004, December 31, 2005 and December 31, 2006 (in thousands):

-------------------------- --------- ------------------------------------------------------------------------------- ------- --------
                             Real
    December 31, 2004       Estate                                     Insurance                                      Other    Total
-------------------------- --------- -------------------------------------------------- ------------------ --------- ------- --------
                                                            E&S                             ART          Runoff
-------------------------- --------- -------------------------------------------------- ------------------ --------- ------- --------
                                        Env.    Const.   Non-Const.  Excess     Surety   Specialty    FF
                                                                                          Programs
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
 Gross premiums written           -    44,157   94,747          -      2,158     1,725     76,264             1,243       -   220,294
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
  Net premiums written            -    35,024   77,462          -        432     1,174     17,273               299       -   131,664
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
   Fee income written             -         -        -          -          -         -          -     257         -       -       257
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
   Net premiums earned            -    32,152   79,559          -        222     1,138     16,516             6,714       -   136,301
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
    Fee income earned             -         -        -          -          -         -          -     210         -       -       210
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
      Losses &loss
       adjustment
        expenses                       15,094   55,998          -        133       477     10,929       -    10,872       -    93,503
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
  Acquisition expenses            -     7,729   17,716          -         51       249        324       -       579       -    26,648
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- --------
   Underwriting profit
         (loss)                   -     9,329    5,845          -         38       412      5,263     210    (4,737)     -     16,360
--------------------------- --------- ------------------------------------------------------------------------------- ------- -------
   Income tax expense         4,670                                    1,368)                                          394      3,696
        (benefit)
-------------------------- --------- ------------------------------------------------------------------------------- ------- --------
   Net earnings (loss)        7,816                                    4,263                                         2,678     14,757
-------------------------- --------- ------------------------------------------------------------------------------- ------- --------
         Assets               8,729                                  574,192                                           283    583,204
-------------------------- --------- ------------------------------------------------------------------------------- ------- --------
         Equity               5,547                                  103,319                                          (86)    108,780
-------------------------- --------- ------------------------------------------------------------------------------- ----------------

-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
    December 31, 2005        Real                                      Insurance                                     Other    Total
                            Estate
-------------------------- --------- -------------------------------------------------- ------------------ --------- ------- ---------
                                                            E&S                                ART          Runoff
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
                                       Env.    Const.   Non-Const.  Excess     Surety   Specialty    FF
                                                                                        Programs
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
 Gross premiums written           -    51,014   93,315          -      2,091     2,581     85,138       -      (81)        -   234,058
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
  Net premiums written            -    41,477   77,639          -        387     1,345     19,712       -   (2,045)       -   138,515
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Fee income written             -         -        -          -          -         -          -   1,722         -       -      1722
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Net premiums earned            -    38,081   81,451          -        457     1,148     18,297       -   (1,854)       -   137,580
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
    Fee income earned             -         -        -          -                    -          -   1,196                       1,196
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
      Losses & loss               -    19,253   51,651                                     10,298       -     1,519       -    84,406
       adjustment
        expenses                                                -        274     1,411
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
  Acquisition expenses            -     9,848   17,888          -      (143)       342      1,112        -    (295)       -    28,752
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Underwriting profit                                          -        326
                                  -     8,980   11,912                           (605)      6,887   1,196   (3,078)       -    25,618
------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
   Income tax expense                                                                                                437    $1,392
        (benefit)               351                                                                           604
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
   Net earnings (loss)          209                                     13,618                                        829    14,656
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
         Assets               3,031                                     691,968                                           -  694,999
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
         Equity                 756                                      117,679                                     -       118,435
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------

--------------------------------------------------------------------------------------------------------------------------------------
December 31, 2006           Real                                      Insurance                                     Other    Total
                            Estate
-------------------------- --------- -------------------------------------------------- ------------------ --------- ------- ---------
                                                            E&S                                ART          Runoff
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
                                       Env.    Const.   Non-Const.  Excess     Surety   Specialty    FF
                                                                                        Programs
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
 Gross premiums written           -    51,805   96,918      2,344      3,946     4,004     80,590       -         -       -    239,607
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
  Net premiums written            -    37,746   92,530      1,524        670     3,042     21,756       -         -       -    157,268
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Fee income written             -         -        -          -          -         -          -   2,124         -       -      2,124
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Net premiums earned            -    35,138   88,612        653        532     2,566     19,255       -         -       -    146,756
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
    Fee income earned             -         -        -          -          -         -          -   1,685         -       -      1,685
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Losses &loss
       adjustment
        expenses                  -    20,221   58,824        456        319       674     12,135       -      (300)     -      92,329
-------------------------- -------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ----------
  Acquisition expenses            -    10,390   16,555        122       (130)      569      (128)       -        -       -      27,378
-------------------------- --------- --------- -------- ---------- ---------- --------- ---------- ------- --------- ------- ---------
   Underwriting profit            -     4,527   13,233         75        343     1,323     7,248    1,685       300      -      28,734
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
   Income tax expense
        (benefit)               124                                    1,922                                           268       2,314
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
   Net earnings (loss)        (506)                                    20,117                                          921      20,532
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
         Assets                 918                                    846,213                                           -     847,131
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------
         Equity                 250                                    196,001                                        (101)   196,150
-------------------------- --------- ------------------------------------------------------------------------------- ------- ---------

Additionally, the Company conducts business in the following geographic segments: country-regionUnited States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance geographic segments for the years ended December 31, 2004, December 31, 2005 and December 31, 2006 (in thousands):

    December 31, 2004                  United States                    Bermuda                    Total
Income tax                               3,696                              -                       3,696
Net earnings                             5,543                          9,214                      14,757
Assets                                 448,366                        134,838                     583,204
Equity                                  56,126                         52,654                     108,780

      December 31, 2005                United States                   Bermuda                    Total
Income tax                               1,392                              -                       1,392
Net earnings                             4,396                         10,260                      14,656
Assets                                 527,632                        167,367                     694,999
Equity                                  59,002                         59,433                     118,435

        December 31, 2006              United  States                   Bermuda                    Total
Income tax                               2,314                              -                       2,314
Net earnings                             3,491                         17,041                      20,532
Assets                                 509,552                        337,579                     847,131
Equity                                  66,896                        129,254                     196,150

       (11) Commitments and Contingencies

At December 31, 2005 and 2006, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $2,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $2,000,000 have been pledged as collateral to the issuing bank.

The Company entered into a lease for approximately 47,000 rentable square feet for its headquarters. The term of the lease is eighty-six months, commencing on February 1, 2007 and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

                2007       $   877,505

                2008        $1,108,316

                2009       $   979,815

                2010       $   988,065

                2011       $   248,983

                Thereafter $ 3,185,548

      (12) Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

                                                                                 Years Ended December 31,
                                                                       2004               2005                2006
                                                                                      (In thousands)

      Unpaid loss and loss adjustment expenses, January 1             $ 230,104        $  321,038           $  393,493
      Reinsurance recoverable on unpaid losses and loss
          adjustment expenses January 1                                 115,061           136,998              159,515

      Net unpaid loss and loss adjustment expenses, January 1         115,043           184,040              233,978

      Incurred related to:
          Current year                                                   79,101            81,800               89,731
          Prior years                                                    14,402             2,606                2,598

      Total incurred                                                   93,503            84,406               92,329

      Paid related to:
          Current year                                                    2,567             2,501                5,959
          Prior years                                                    21,939            31,967               41,821

      Total paid                                                        24,506            34,468              47,780

      Net unpaid loss and loss adjustment expenses, December 31         184,040           233,978              278,527

      Reinsurance recoverable on unpaid loss and loss
          adjustment expenses, December 31                              136,998           159,515             161,149

      Unpaid loss and loss adjustment expenses,
          December 31                                                 $ 321,038          $ 393,493           $439,673

The net prior year reserve development for 2004, 2005 and 2006 occurred in the following business lines:

                                                            Year Ended December 31,
                                                      2004            2005          2006
                                                                 (In thousands)

         Excess and Surplus Lines                  $       94       $   (754)         $   56
              Environmental                             7,700          2,204           2,425
              Construction                                 37            311            (224)
              Surety                                    7,831          1,761           2,257
         Alternative Risk Transfer
             Programs                                   1,496           (266)            641

          Runoff                                        5,075          1,111            (300)

          Total                                      $ 14,402        $ 2,606         $ 2,598
                                                      =======        =======         =======
The 2006 prior year development in the construction line primarily relates to development in layers where the reinsurance provided by one of the participants in these layers was commuted in 2005. The development in the programs primarily relates to an increase in certain case reserves on polices written in 2004 and 2005. This development is partially offset by reductions in our surety and run-off lines.

In 2005, the Company commuted two excess of loss reinsurance treaties with a former reinsurer. The negotiated commutation price was approximately $1 million less than the recoverable from the reinsurer which was recorded in the second quarter of 2005. Additionally, in the fourth quarter 2005, the accident year 2001 losses from commercial and residential contractors’ claims other than construction defect risk category developed adversely. The Company engaged an actuarial consulting firm in the fourth quarter of 2005 to provide construction defect claim count development patterns based on a group of companies writing construction contractors business since the early 1990s in California and other states. We implemented these claim count development patterns, which were based on a larger number of claims and a longer development history than we previously had used in estimating future construction defect claim counts.

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

      (13) Stock Options

The Company’s stock option plan grants incentive stock options to employees. The options generally have a term of 10 years. The exercise price is equal to the fair market value at the date of grant. The majority of our options generally vest over three years. At December 31, 2006, 430,627 shares were available for future grants.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments, commencing in the first quarter of 2006. Compensation expense relating to stock options of $614,886 is reflected in earnings for the twelve months ended December 31, 2006. The weighted average fair value of the options was $7.00 at December 31, 2006.

The following table illustrates the effect on earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Share Based Payments, for the twelve months ended December 31, 2004 and 2005.

                                     Year Ending December 31,
                                              2004             2005
                                  (In thousands, except per share amounts)

     Net earnings
         As reported                        $ 14,757        $ 14,656
         Effect of stock options                (199)           (454)

                   Pro forma net earnings    $14,558         $14,202
                                              =======         ======
     Net earnings per share:
         Basic - as reported                   $2.15           $2.18
         Basic - pro forma                     $2.12           $2.11

         Diluted - as reported                 $2.01           $2.05
         Diluted - pro forma                   $1.98           $1.99

The following table shows the stock option activity for the Company during 2004, 2005 and 2006.

                                                                               Weighted average
                                                         Option Shares          exercise price

       Outstanding at December 31, 2003                    1,010,050                  $ 7.57

       2004 activity:
           Granted                                           136,500                   13.68
           Exercised                                         (77,005)                      -
           Canceled                                          (20,764)                      -

       Outstanding at December 31, 2004                  1,048,781                  $ 8.25
                                                          ==========                 =======
       2005 activity:
           Granted                                            31,000                   16.26
           Exercised                                        (165,768)                      -
           Canceled                                          (32,580)                      -

       Outstanding at December 31, 2005                      881,433                  $ 8.62
                                                             =======                  ======
       2006 activity:
           Granted                                            80,000                   17.04
           Exercised                                        (103,668)                      -
           Canceled                                          (10,000)                      -

       Outstanding at December 31, 2006                       847,765                 $ 9.33
                                                             ========                =======

       Of the 1,048,781 outstanding options at December 31, 2004, 633,615 were exercisable.
       Of the 881,433 outstanding options at December 31, 2005, 599,183 were exercisable.
       Of the 847,765 outstanding options at December 31, 2006, 570,766 were exercisable.

The following table summarizes information about stock options outstanding at December 31, 2006:

            Range of          Number            Weighted        Weighted      Grant            Number
                                                average
                                               remaining         average
            exercise                          contractual       exercise
              price         outstanding           life            price         Year        exercisable

             $ 11.00          45,000              1.13           $11.00           1998          45,000
                9.50          58,450              2.13             9.50           1999          58,450
                6.00          43,200              4.11             6.00           2000          43,200
                6.00         244,000              4.04             6.00           2001         244,000
                8.85          53,416              5.17             8.85           2002          53,416
                6.75          47,116              8.04             6.75           2003          47,116
                8.57         170,000              8.46             8.57           2003               -
               13.62             500              7.42            13.62           2004             334
               13.77          10,000              7.58            13.77           2004           6,667
               13.67          70,583              7.08            13.67           2004          70,583
               15.99           1,000              8.08            15.99           2005             333
               16.72           5,000              8.75            16.72           2005           1,667
               16.18          25,000              8.90            16.18           2005               -
              16.40           44,500              9.13            16.40           2006               -
              16.00            4,000              9.13            16.00           2006               -
              17.80           10,000              9.70            17.80           2006               -
              18.50            6,000              9.75            18.50           2006               -
              19.05           10,000              9.80            19.05           2006               -
                          ----------------                                                  -------------

          $6.00-19.05        847,765              5.88           $ 9.33                        570,766
          ==============  ================   ===============   ============                 =============

For the pro-forma information presented in Note 1(m), the fair value of each option granted during 2004, 2005 and 2006 was estimated on the date of grant using the Black-Scholes multiple option approach with the following assumptions: dividend yield of 0.0% in 2004, 2005 and 2006, respectively; expected volatility of 41.33%, 39.29% and 37.97% in 2004, 2005 and 2006, respectively; risk-free interest rate of 3.5% for 2004 through 2006 and expected life from the grant dates ranging from 0.50 years to 10.00 years. The weighted average fair value of the options during 2004, 2005 and 2006 were $7.86, $9.32 and $9.43 respectively.

The Company expects to grant additional awards in future years. The Company granted options in 2004, 2005 and 2006 at an amount deemed to be fair market value at the date of grant. See Note 1(m) for more information.

      (14) Litigation

        We, through our subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business.  Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results, except for the matters discussed below.

        Warranty Reinsurance Litigation.  We were named as a defendant in several cases, liquidation actions and reinsurance claims, collectively identified as the “National Warranty” issue.  American Safety Reinsurance, Ltd. (“American Safety Re”) was an excess-of-loss reinsurer through a reinsurance treaty with National Warranty Risk Retention Group (“National Warranty”) that provided insurance coverage to automobile dealerships and other providers that were obligors on automobile warranty contracts they sold to consumers. National Warranty filed for liquidation in the Cayman Islands (the location of its legal creation).  This liquidation had a cascading effect, including the subsequent filing of bankruptcy by various obligors of vehicle service contracts insured by National Warranty.  As a result, there are potentially over one million vehicle service contracts that are not being honored by the obligors.

        The iquidators of National Warranty made claims of $25.4 million pursuant to two reinsurance contracts issued by American Safety Re to National Warranty in 2002 and 2003.  In addition, consumers of vehicle service contracts sued American Safety Re, and the trial court certified that case as a class action, although we appealed that determination.  Lastly, claims have been made by sellers/obligors of the vehicle service contracts who were insured by National Warranty.  There were five sellers/obligors cases against us and other professional services providers, including other reinsurers, relating to National Warranty, with claims in excess of $2.6 million.  All of these claims were based on fraud and/or theories of contractual violations.  We believe that American Safety Re had valid defenses to the claims including, among others, that it had commuted its obligations under reinsurance treaties, its liability is limited to the amount of coverage provided under the policies, which varies based on premium written by National Warranty and it loss ratios, and that most of the claimants cannot make claims directly under the reinsurance contracts.

        On November 17, 2006, we entered into a settlement agreement pursuant to which all claims, other than claims by City Automotive and Oak Services as described below, against ASI parties were settled for $1.8 million, within the amount previously accrued, in exchange for a complete discharge and release. The settlement with the Joint Official Liquidators for National Warranty requires the approval of the Grand Cayman court. The approval is pending but has not yet been obtained.

        City Automotive and Oak Services. The plaintiffs in these two cases are dealers and marketers of the vehicle service contracts. We have entered into an arbitration agreement with the plaintiffs in exchange for a dismissal of all ASI parties from the pending litigation. Pursuant to this arbitration agreement, there is a floor and a ceiling to the award the arbitrators can award. The ceiling is reduced by a percentage amount equal the percentage that any recovery by City Automotive and Oak Services in their pending litigation against the remaining defendants or in the National Warranty liquidation bears to the plaintiffs’ total damages. The ultimate outcome of these matters cannot now be determined.

        Griggs et al. v. American Safety Reinsurance, Ltd. et al., Case No. 2003-31509, Circuit Court, Seventh Judicial District, Volusia County, StateFlorida.  Seven plaintiffs filed suit against us and three of our subsidiaries seeking to recover a $2.1 million loan made by the plaintiffs in 1986 to Ponce Marina, Inc., the former owner of the Harbour Village property.  The plaintiffs claimed that we were responsible for the repayment of the loan, with interest.  The plaintiffs propounded four theories of liability and the court granted judgment for us on three of the theories.  However, the court entered judgment on August 10, 2005 against us for approximately $3.4 million, which includes interest, on the remaining theory.  The court held that we, as a condition of our loan, required Ponce Marina, Inc. to demand that the plaintiffs enter into an agreement with Ponce Marina, Inc., to the detriment of their loans and to our benefit, and thus, we had entered into a quasi-contract with the plaintiffs to repay their loan with interest.

        We filed an appeal in December 2005, and oral argument on our appeal was heard on December 5, 2006.  The Court has not yet issued a decision on our appeal. Based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision. The ultimate outcome of this matter cannot now be determined.

        Sizemore v. American Safety Insurance Services, Inc. et al., Case No 2005-31704, Circuit Court, Seventh Judicial District, Volusia County, Florida.  American Safety Insurance Services, Inc., its parents and a number of its affiliates are defendants in a suit brought by an individual who contends that defendants are liable to him for a debt owed to him by Ponce Marina, Inc. in the amount of $400,000 plus interest and costs.  The plaintiff also intends to seek class certification on behalf of himself and 21 other unnamed plaintiffs for the case on these claims in excess of $1.7 million plus interest and costs.  On January 27, 2006, the trial court dismissed the case.  The plaintiff was permitted to file an amended complaint on or before March 6, 2006.  The plaintiff filed an amended complaint on March 7, 2006, alleging various theories of recovery, some of which were also alleged in the Griggs case.  On May 4, 2006, the trial court dismissed the case and gave the plaintiff 20 days to file an amended complaint.  The plaintiff filed a third amended complaint and our third Motion to Dismiss was heard on August 22, 2006, and on September 18, 2006, the plaintiff’s case was dismissed with prejudice. On October 17, 2006, the plaintiff filed an appeal of the dismissal. We continue to vigorously defend this case, as we believe that the case is without merit.  Based on the merits of the case and the likelihood of ultimate payment, we have not established an accrual. The ultimate outcome of this matter cannot now be determined.

                                   AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                    SELECTED QUARTERLY FINANCIAL DATA

                                               (UNAUDITED)

         The following table presents the quarterly  results of consolidated  operations for 2005 and 2006
(dollars in thousands, except per share amounts):

           2005                    Mar. 31                June 30          Sept. 30                Dec. 31

Total  revenues                     $ 40,207             $ 38,623          $ 35,029                 $ 42,256
Income before taxes                    3,897                3,431             4,430                    4,290
Net earnings                           3,646                3,139             3,347                    4,524
Comprehensive income                     147                7,002               344                    3,770

Net earnings  per share:
Basic                                $ 0.54                $ 0.47            $ 0.50                   $ 0.67
Diluted                                0.50                  0.44              0.47                     0.63

Common stock price ranges:
         High                      $  16.45               $ 15.75           $ 17.98                  $ 18.00
         Low                          14.02                 14.17             15.17                    16.01

           2006                    Mar. 31                June 30         Sept. 30                Dec. 31

Total  revenues                    $ 40,105              $ 40,376          $ 45,021                 $ 45,938
Income before taxes                   4,117                 5,227             5,731                    7,772
Net earnings                          4,100                 4,627             5,388                    6,416
Comprehensive income                    944                 1,455            14,036                    6,187

Net earnings  per share:
Basic                                $ 0.61                $ 0.65            $ 0.52                   $ 0.61
Diluted                                0.57                  0.62              0.50                     0.59

Common stock price ranges:
         High                      $  16.97               $ 17.58           $ 18.40                  $ 19.65
         Low                          14.27                 15.30             15.80                    17.40

                            AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

                                  SCHEDULE II CONDENSED BALANCE SHEETS

                                        DECEMBER 31, 2005 AND 2006

                                                             2005                         2006
Assets

Investment in subsidiaries                                $ 104,160,885          $ 155,219,686
Other investments:
    Fixed maturities                                          4,753,607             27,596,656
    Common stock                                              9,125,625             10,252,812
    Short term investments                                      110,231                729,437
    Secured note receivable from affiliate                    2,500,000              2,500,000
    Total other investments                                  16,489,463            196,298,591
Cash and cash equivalents                                         1,518                 73,340
Accrued investment income                                        48,615                280,402
Other assets                                                     21,570                273,175
Total assets                                               $120,722,051           $196,925,508

Liability and shareholders' equity
Due to related party                                     $    2,107,973                      -
Accounts payable and accrued expenses                            78,831                675,328
Total liabilities                                             2,186,804                675,328

Preferred stock                                                 100,000                100,000

Common stock                                                     67,537                105,542
Additional paid in capital                                   49,460,019            104,514,210
Accumulated other comprehensive earnings (losses), net       (1,549,661)               540,888
Retained earnings                                            70,457,352             90,989,540
Total shareholders' equity                                  118,435,247            196,150,180

Total liabilities and shareholders' equity                 $120,722,051           $196,925,508
                                                            ===========            ===========
See accompanying independent auditors' report.

                          AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
                             SCHEDULE II CONDENSED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

                                                         2004             2005              2006
     Revenues:

         Investment income                            $515,024             $314,437       $1,754,182
         Realized gains (losses) on sales of
           investments                                   7,283              (20,140)          91,399

     Total Revenues                                    522,304              294,297        1,845,581

     Expenses:
         Other underwriting expenses                 1,792,178            1,398,267        1,942,383
             Total Expenses                          1,792,178            1,398,267        1,942,383

     Net loss before equity in net earnings
         of subsidiary                              (1,269,874)          (1,103,970)         (96,802)
         Equity in net earnings of
             subsidiary                             16,026,849           15,760,380       20,629,000
     Net earnings                                  $14,756,975         $ 14,656,410     $ 20,532,198
                                                    ==========          ===========       ==========
See accompanying independent auditors' report.

                          AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
                                  SCHEDULE II - STATEMENTS OF CASH FLOW
                               YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

                                                         2004                      2005                      2006

Cash flow from operating activities:
  Net loss  before equity in earnings of
    subsidiary                                   $   (1,269,874)          $    (1,103,970)             $    (96,802)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used in)
    operating activities:
  Change in operating assets and liabilities:
    Accrued investment income                           104,179                    35,522                   231,787
    Premiums receivable/payable                               -                         -                         -
    Due from/to affiliate                              (752,043)                 (214,583)               (2,107,973)
    Unpaid losses and loss adjustment expenses                -                         -                         -
    Accounts payable and accrued expenses              (176,678)                   70,375                   842,029
    Assumed loss and LAE payable                              -                         -                         -
  Other, net                                            797,694                   135,766                   399,944
 Net cash used in operating activities               (1,296,722)               (1,076,890)               (1,194,589)

Cash flow from investing activities:
  Decrease (increase) in investments                  7,428,345                 2,456,282               (22,309,200)
  Investment in subsidiary                           (4,307,242)                        -               (30,000,000)
  Decrease (increase) in short term
     investments                                         52,796                   282,345                  (619,206)
Net cash provided by (used in) investing
    activities                                        3,173,899                 2,738,627               (52,928,406)

Cash flow from financing activities:
  Proceeds from sale of common stock                    638,495                 1,218,455                54,194,817
  Stock repurchase payments                          (2,485,209)               (2,945,714)                        -
Net cash provided by (used in) financing
    activities                                       (1,846,714)               (1,727,259)               54,194,817

Net (decrease) increase in cash                          30,463                   (65,522)                   71,822
  Cash and cash equivalents, beginning of year           36,577                    67,040                     1,518
  Cash and cash equivalents, end of year         $       67,040          $          1,518        $           73,340
                                                      =========                    ======                    ======
See accompanying independent auditors' report.

                          AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
                        SCHEDULE II -CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                               YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

                                                          2004                    2005                      2006

   Net earnings                                      $ 14,756,975          $  14,656,410             $  20,532,198

   Other comprehensive income (loss):
   Unrealized   gains   (losses)  on  securities
   available-for  sale, net of minority interest
   of  $(108,334)  $11,815  and  $(259,129)  for
   2004, 2005 and 2006, respectively.                     463,260             (4,541,890)                3,616,606

   Unrealized gains (losses) on hedging
   transactions                                            81,912                311,359                  (103,200)

   Reclassification adjustment for realized
   (gains) losses included in net earnings,
   net of minority interest of $(86,986), $0
   and $25,530 for 2004, 2005 and 2006,
   respectively.                                         (121,149)                54,101                (1,215,858)

   Total other comprehensive income (loss)
   before income taxes.                                   424,023             (4,176,430)                2,297,548

   Income tax expense (benefit) related to
   items of other comprehensive income, net of
   minority interest of $0 for 2004, $(5,534)
   for 2005 and $9,071 for 2006 respectively.              65,933               (783,351)                  206,999

   Other comprehensive income (loss)                      358,090             (3,393,079)                2,090,549

   Total comprehensive income                        $ 15,115,065           $ 11,263,331              $ 22,622,747
                                                       ============          ===========               ===========
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
                  Deferred   Claims and  if any,                                          Expenses         Deferred
                   Policy      Claim     Deducted      Net        Net        Net      Incurred Related      Policy     Other        Net
                 Acquisition Adjustment  in         Unearned    Earned    Investment         to          Acquisition   operating Premiums
                   Costs      Expenses   Column C   Premiums   Premiums   Income (1)                        Costs      expenses   Written
                                                                                                                         (1)

                                                                                      Current    Prior
                                                                                        Year     Years

2004
E&S
Environmental     $4,107      $32,889        -       $19,384    $32,152        -     $15,000   $   94       $ 5,714          -   $35,024
Construction       7,400      107,282        -        41,895     79,559        -      48,298    7,700        19,283          -    77,462
Excess               (63)         132        -           208        222        -         133        -            69          -       432
Surety                38          270        -           195      1,138        -         440       37           249          -     1,174
                  11,482      140,573                 60,972    113,071               63,871    7,831        25,315              114,092

ART
 Programs            256       18,810        -         6,993     16,516        -       9,433    1,496       (2,910)          -    17,273

Runoff                 -       24,657        -           211      6,714        -       5,797    5,075        4,244           -       299

Total            $11,738     $184,040                 $68,176  $136,301   $9,773     $79,101  $14,402      $26,649     $19,932  $131,664
                 =======     ========                 ======== =========  =======    =======  ========     ========   ========= ========

2005
E&S
Environmental     $4,569      $45,205        -       $27,779    $38,081        -     $20,007    $(754)     $9,848           -    $41,477
Construction       6,372      142,512        -        37,161     81,451        -      49,447    2,204      17,745           -     77,639
Excess                85          407        -           349        457        -         274        -           -           -        387
Surety                91          220        -           391      1,148        -       1,100      311         342           -      1,345
                  11,117      188,344                 60,680    121,138               70,828    1,761      27,935                120,848

ART
 Programs          (235)       21,412        -        8,432      18,297        -      10,375     (266)        941           -     19,712

Runoff                -        24,222        -            -      (1,854)       -         408     1,111       (295)          -    (2,045)

Total           $10,882      $233,978               $69,112    $137,580   $14,316     $81,800   $2,606     $28,581    $23,970   $138,515
                =======      ========               ========   ========= ========    ========  ========   ========    ========  ========

2006
E&S
Environmental     $5,117      $51,316        -       $22,579    $35,235         -     $20,165   $   56     $10,398          -   $ 37,746
Construction       7,544      179,282        -        41,288     88,612         -     $56,398    2,425      16,555          -     92,530
Non-Construction     (15)         424        -           871        653                   456        -         122                 1,524
Excess              (181)         726        -           278        532         -         319        -        (130)         -        670
Surety               213          174        -           867      2,566         -         898     (224)        569          -      3,042
                  12,678      231,922                 65,883    127,598               $78,236   $2,257     $27,514             $ 135,512

ART
 Programs           (275)      27,269        -        13,417     19,255         -      11,495      641        (52)          -     21,756

Runoff                 -       19,336        -             -          -         -           -    (300)          -           -          -

Total            $12,403     $278,527                $79,300   $146,853    $1,767     $89,731   $2,598    $27,462     $30,377   $157,298
                  =======    ========                ========  ========    =======    =======   ======    ========    ========  ========

(1) The  Company  does not  allocate  net  investment  income or other  operating  expenses to the various business segments.

See accompanying independent auditors' report.

                                 AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
                                        SCHEDULE IV - REINSURANCE
                               YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
                                          (Dollars in thousands)

                                                                        Assumed from                   Percentage of
                                                           Ceded to         Other                         Amount
              Property-Liability             Gross          Other         Companies         Net         Assumed to
           Insurance Premiums Earned        Amount        Companies                        Amount           Net
        -------------------------------- -------------- --------------- -------------- --------------- --------------

        United States                     $ 223,052        $ 90,751       $   4,000    $  136,301             2.9
        December 31, 2004
        December 31, 2005                 $ 229,238        $ 91,577       $    (81)   $  137,580            (0.1)
        December 31, 2006                 $ 222,257        $ 75,636       $     135    $  146,756             0.1

        Bermuda
        December 31, 2004                         -               -               -             -               -
        December 31, 2005                         -               -               -             -               -
        December 31, 2006                         -               -               -             -               -

        Combined Total
        December 31, 2004                 $ 223,052        $ 90,751       $   4,000    $  136,301             2.9
        December 31, 2005                 $ 229,238        $ 91,517       $     (81)   $  137,580           (0.1)
        December 31, 2006                 $ 222,257        $ 75,636       $     135    $  146,756             0.1

       See accompanying independent auditors' report.