Form 10-K/A
period 2006-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2007-03-21
CIK 783603

                                            UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON,D.C. 20549
                                        ----------------------

                                             FORM 10-K/A
                                           Amendment No. 1
                                        ----------------------
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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or  information  statements  incorporated  by reference in Part III of this Form 10-K/A or any  amendment to this Form 10-K/A.  __

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

Documents  Incorporated  by  Reference:  Part III of this  Form 10-K/A  incorporates  by  reference  certain information  from  Registrant's  Proxy Statement for the 2007 Annual General  Meeting of the  Shareholders
(the "2007 Proxy Statement").

                          [The Remainder of this Page Intentionally Left Blank]

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant”) for the year ended December 31, 2006 filed on March 15, 2007 (the “Original Filing”) is being filed solely to change the date in the last line of each of the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting included in Item 9A of the Original Filing and the Report of Independent Registered Public Accounting Firm included in Item 15 of the Original Filing from March 15, 2007 to March 13, 2007.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the complete text of Item 8, Item 9A, 9B and Item 15 with no other changes. Also as required by Rule 12 b-15, in connection with this Form 10-K/A the Registrant’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated March 21, 2007 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 21, 2007.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity and cash flows and related schedules for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, GA
March 13, 2007

                                                       SIGNATURES

         Pursuant to the  requirements  of the  Securities  Exchange Act of 1934,  the Registrant has duly caused this Report to be signed on its behalf by the  undersigned,  thereunto duly authorized on March 21,
2007.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.‘s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 13, 2007

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