Form 10-Q
period 2007-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2007-05-10
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

“OR”

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda Not Applicable (State or other jurisdiction (I.R.S. Employer of incorporation or Identification No.) organization)

The Boyle Building, 2nd Floor

31 Queen Street

Hamilton HM 11 Bermuda

(Address, zip code of principal executive offices)

(441) 296-8560

(Registrant’s telephone number, including area code)

_________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes _____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer ______ Accelerated filer X Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

____Yes X No

The aggregate number of shares outstanding of registrant’s common stock, $.01 par value, on May 4, 2007 was 10,556,449.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL STATEMENTS

         Item 1    Financial Statements                                                                         1

         Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       16

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  22

         Item 4.   Controls and Procedures                                                                     22

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                           24

         Item 1A.  Risk Factors                                                                                24

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                 29

         Item 3.   Defaults Upon Senior Securities                                                             29

         Item 4.   Submission of Matters to a Vote of Security Holders                                         29

         Item 5.   Other Information                                                                           29

         Item 6.   Exhibits                                                                                    30

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                                     March 31,                 December 31,
                                                                       2007                        2006
                                                                    (Unaudited)
                           Assets
 Investments:
    Fixed  maturity  securities  available for sale, at fair       $507,018,878              $ 490,031,666
 value
    Common stock, at fair value                                      17,427,952                 12,402,957
    Preferred stock, at fair value                                    8,221,915                  8,118,060
    Short-term investments                                           36,724,733                 40,605,672

          Total investments                                         569,393,478                551,158,355

 Cash and cash equivalents                                           11,632,740                 11,293,296
 Accrued investment income                                            4,621,023                  4,299,678
 Premiums receivable                                                 20,765,044                 21,747,908
 Ceded unearned premium                                              34,202,272                 35,897,446
 Reinsurance recoverable                                            182,654,578                185,010,493
 Deferred income taxes                                                9,886,516                 10,115,869
 Deferred policy acquisition costs                                   13,818,042                 12,402,764
 Property, plant and equipment, net                                   8,022,150                  5,644,629
 Other assets                                                         9,256,953                  9,560,230

          Total assets                                             $864,252,796               $847,130,668
                                                                   ============               ============

See accompanying notes to consolidated financial statements (unaudited).

                                                                   March 31,                 December 31,
                                                                       2007                        2006
                                                                    (Unaudited)
            Liabilities and Shareholders' Equity

 Liabilities:
    Unpaid losses and loss adjustment expenses                    $ 452,451,337              $ 439,673,496
    Unearned premiums                                               113,986,081                115,197,804
    Ceded premiums payable                                           23,255,043                 25,462,908
    Deferred revenues                                                 1,269,849                  1,192,705
    Accounts payable and accrued expenses                             8,330,896                 11,810,962
    Deferred rent                                                     1,538,987                          -
    Loans payable                                                    38,269,093                 38,138,804
    Funds held                                                       17,350,310                 16,328,609
    Minority interest                                                 3,306,249                  3,175,200

          Total liabilities                                         659,757,845                650,980,488

 Shareholders' equity:
    Preferred stock, $0.01 par value;  authorized  5,000,000
      shares; no shares issued and outstanding                                -                          -
    Common  stock,  $0.01 par value;  authorized  15,000,000
      shares;  issued  and  outstanding  at March 31,  2007,
      10,556,449 and December 31, 2006, 10,554,200 shares               105,564                    105,542
    Additional paid-in capital                                      104,659,756                104,514,200
    Retained earnings                                                98,081,650                 90,989,550
    Accumulated other comprehensive income, net                       1,647,981                    540,888
          Total shareholders' equity                                204,494,951                196,150,180

          Total liabilities and shareholders' equity              $ 864,252,796               $847,130,668
                                                                  =============               ============

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries
                                        Consolidated Statements of Earnings
                                                    (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                                2007              2006

Revenues:
  Direct premiums earned                      $55,122,309      $  55,834,320
  Assumed premiums earned                       1,512,500                  -
  Ceded premiums earned                       (18,276,562)       (21,144,613)
    Net premiums earned                        38,358,247         34,689,707

  Net investment income                         7,223,945          4,543,643
  Net realized gains                               18,958            362,984
  Fee income                                      515,625            492,471
  Other income                                     16,985             16,570
      Total revenues                           46,133,760         40,105,375

Expenses:
  Losses and loss adjustment expenses          23,951,284         22,155,055
  Acquisition expenses                          6,118,237          7,054,535
  Payroll and related expenses                  4,154,397          3,542,467
  Real estate expenses                             22,594             67,040
  Other expenses                                3,405,048          2,738,489
  Interest expense                                816,407            903,046
  Minority interest                               115,101           (472,456)
    Total expenses                             38,583,068         35,988,176

    Earnings before income taxes                7,550,692          4,117,199

Income taxes                                      458,592             16,200

Net earnings                                 $  7,092,100        $ 4,100,999
                                             ============        ===========
Net earnings per share:
  Basic                                            $ 0.67            $ 0.61
  Diluted                                          $ 0.65            $ 0.57

Weighted   Average   number   of   shares
outstanding
  Basic                                        10,555,849          6,762,687
                                               ==========          =========
  Diluted                                      10,930,939          7,164,244
                                               ==========          =========
See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2007                    2006

Cash flow from operating activities:
  Net earnings                                                              $7,092,100               $  4,100,999
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:
     Realized gains on investments                                             (18,958)                  (362,984)
     Depreciation expense                                                      674,327                    379,550
     Stock based compensation expense                                          126,096                    140,556
     Amortization of deferred acquisition costs, net                        (1,415,278)                   549,814
     Amortization of premiums on investments                                   125,370                    465,986
     Deferred income taxes                                                      84,154                    139,362
     Change in operating assets and liabilities
       Accrued investment and interest income                                 (321,345)                   329,951
       Premiums receivable                                                     982,864                 (3,799,711)
       Reinsurance recoverable                                               2,355,915                 (1,177,949)
       Ceded unearned premiums                                               1,695,174                    787,046
       Funds held                                                            1,021,701                  2,493,890
       Unpaid losses and loss adjustment expenses                           12,777,841                  8,094,461
       Unearned premiums                                                    (1,211,723)                (2,915,177)
       Ceded premiums payable                                               (2,207,865)                 5,367,752
       Deferred revenues                                                        77,144                   (185,871)
       Accounts payable and accrued expenses                                (3,480,066)                (2,255,424)
       Deferred rent                                                           129,647                          -
       Other, net                                                              429,540                 (1,972,196)
     Net cash provided by operating activities                              18,916,638                 10,180,055

Cash flow from investing activities:
  Purchases of fixed maturities                                            (37,134,960)               (34,467,012)
  Purchases of common stock                                                 (5,138,784)                (3,704,770)
  Purchases of preferred stock                                                       -                 (1,490,750)
  Proceeds from sale of fixed maturities                                    21,325,653                 23,556,591
  Proceeds from sale of common stock                                           112,911                  1,723,822
  Decrease in short-term investments                                         3,880,939                  6,005,888
  Purchase of fixed assets, net                                             (1,642,508)                  (480,822)
     Net cash used in investing activities                                 (18,596,749)                (8,857,053)
Continued on page 5
                                                             4

Continued from page 4
                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 2007                    2006

Cash flow from financing activities:
  Proceeds from issuance of common stock                                        19,555                    187,379
     Net cash provided by  financing activities                                 19,555                    187,379

     Net increase in cash and cash equivalents                                 339,444                  1,510,381
Cash and cash equivalents at beginning of period                            11,293,296                 23,289,927
Cash and cash equivalents at end of period                               $  11,632,740                $24,800,308
                                                                         =============                ===========
Supplemental disclosure of cash flow information:
  Income taxes paid                                                      $           -                $ 1,540,990
                                                                         =============                ===========
  Interest paid                                                          $     783,460                $   951,576
                                                                         =============                ===========
Non-cash activity (1)
    Fixed asset additions                                                $   1,409,340                $         -
                                                                         =============                ===========
    Deferred rent                                                        $   1,409,340                $         -
                                                                         =============                ===========
(1) Represents tenant build out allowance and future reduction in rent over the term of the lease.

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   2007          2006
Net earnings                                                                   $ 7,092,100  $ 4,100,999
Other comprehensive earnings before income taxes:

Unrealized     gains     (losses)    on     securities
 available-for-sale,   net  of  minority  interest  of
 $15,947   and   $(239,276)   for   2007   and   2006,
 respectively                                                                    1,390,335   (3,742,196)

Unrealized gains (losses) on hedging transaction                                   (73,913)      72,697

Reclassification   adjustment   for   realized   gains
included in net earnings                                                           (18,958)    (362,984)

Total other comprehensive earnings (loss) before taxes
                                                                                 1,297,464   (4,032,483)
Income  tax  expense  (benefit)  related  to  items of
other  comprehensive  income, net of minority interest
of $(7,483) and  $(81,352) for March 31, 2007 and 2006
respectively.                                                                      190,371     (875,800)

Other  comprehensive  earnings  (loss)  net of  income
taxes                                                                            1,107,093   (3,156,683)

 Total comprehensive earnings                                                   $8,199,193    $ 944,316
                                                                                ==========    =========
See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1 — Basis of Presentation

        The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

        The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2006.

        The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated.

Note 2 — Accounting Pronouncements

        During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates.

        In February 2006, the FASB issued Statement Number 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statement No. 133 and 144. This statement permits fair value measurement for any hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. This statement is effective for financial statements issued for fiscal years beginning after September 15, 2006. This statement had no impact on the Company as it does not have any hybrid financial instruments.

        In April 2006, the FASB issued a Staff Position Number FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP 46R-6”). FSP 46R-6 responds to the need for guidance on the relevant risks and rewards that must be identified and evaluated in order to apply FIN 46(R) and is effective for fiscal periods beginning after June 15, 2006. This pronouncement had no impact on the Company as it already consolidates its non-subsidiary affiliate American Safety RRG.

        In July 2006, the FASB issued Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable to the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The Company has adopted this statement, and based on its analysis it has had no material impact on the Company’s financial statements. See Note 6 – Income Taxes for additional information.

        In September 2006, the FASB issued Statement Number 157, Fair Value Measurements. Prior to this statement, there were different definitions of “fair value” in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. This statement creates a single set of guidelines for measuring fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At the present time, it is expected that this statement will not have a material impact on the Company’s financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards Number 159, The Fair Value Option for Financial Assets and Liabilities. This statement allows companies to elect to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to adapt this pronouncement.

        In April 2007, the FASB issued exposure Draft No. 1530-100 proposing FASB Statement of Financial Accounting Standards (SFAS), Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. The SFAS as proposed would clarify how SFAS No. 60 applies to financial guarantee insurance contracts and provides guidance on the method of accounting for such contracts. This statement, if adopted as proposed, would be effective for fiscal years beginning after December 31, 2007. The Company does not issue financial guarantee insurance contracts and expects that this statement if adopted as proposed will not have a material impact on the Company’s financial statements.

Note 3 — Nature of Operations

We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized business in industries that we believe are underserved by the standard insurance market. For over twenty years we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks, construction risks and other specialty risks, as well as in developing programs for other specialty classes of risk. See Part II – Other Information, Item 1A-Risk Factors for risks facing the Company.

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at March 31, 2007 and December 31, 2006 are as follows:

                                                                      Gross             Gross
                                                 Amortized         unrealized        unrealized        Estimated
                                                   Cost               gains            losses         fair value
March 31, 2007:

 Securities available for sale:
   Fixed maturities:
   U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                  $135,379,465       $      393,398       $ 977,534      $ 134,795,329
   States of the U.S. and political
   subdivisions of the states                    7,575,705               47,610         189,919          7,433,396
   Corporate securities                        138,932,362              923,933         603,632        139,252,663
   Mortgage-backed securities                  226,343,451              829,072       1,635,033        225,537,490

   Total fixed maturities                    $ 508,230,983       $    2,194,013     $ 3,406,118       $507,018,878
                                             =============        =============      ==========       ============
 Common Stock                                $  15,284,511       $    2,565,791     $   422,350      $  17,427,952
                                             =============       ==============     ===========       ============
 Preferred Stock                             $   7,906,620       $      317,895     $     2,600      $   8,221,915
                                             =============       ==============     ===========      =============
 Total                                       $ 531,422,114       $    5,077,699      $3,831,068       $532,668,745
                                             =============       ==============     ===========      =============
December 31, 2006:

Securities available for sale:
   Fixed maturities:
   U.S. Treasury securities and
   obligations of U.S. Government
   corporations and agencies                 $ 123,390,583       $      368,236     $  1,378,807     $ 122,380,012
   States of the U.S. and political
   subdivisions of the states                    7,584,447               42,338          238,041         7,388,744
   Corporate securities                        131,469,859              814,574          812,477       131,471,956
   Mortgage-backed securities                  230,080,072              731,214        2,020,332       228,790,954

   Total fixed maturities                    $ 492,524,961       $    1,956,362     $  4,449,657    $  490,031,666
                                              ============       ==============     ============   = =============
Common stock                                 $  10,258,638       $    2,491,431     $    347,112    $   12,402,957
                                             =============       ==============     ============    ==============
Preferred stock                              $   7,906,620       $      221,830     $     10,390    $    8,118,060
                                             =============       ==============     =============   ===============
Total                                        $ 510,690,219       $   $4,669,623     $  4,807,159    $   510,552,683
                                             =============       ==============     ============    ===============

Note 5 — Segment Information

        We segregate our business into real estate operations, insurance operations and other, with the insurance operations segment being further classified into four additional segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into five business lines: environmental, construction, non-construction, excess and surety. ART is further classified into two business lines: specialty programs and fully funded and partially funded. Run-off includes lines of business that we no longer write. Prior year amounts have been reclassified to conform to the current year presentation. Our real estate operations consist solely of our development of the Harbour Village property which is essentially complete.

        In E&S, Environmental writes insurance coverages to protect against environmental exposures for the environmental remediation industry and property owners. Construction provides commercial casualty insurance coverages, generally in the area of residential and commercial contractors. Non-construction offers general liability and product liability coverage for smaller manufacturers and distributors, non-habitational real estate and certain owner, landlord and tenant risks. Excess provides excess and umbrella liability over the primary casualty polices of other carriers, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.

        In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

        In our ART segment, Specialty Programs facilitates the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral so as to fully, self-insure their risks. In addition we offer a partially funded product to compliment our fully funded product. We are paid a fee for arranging this type of transaction and in the case of partially funded business we may assume some underwriting risks.

        Our Run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

        The Other segment consists of amounts associated with realized gains and losses on investments.

        The following table presents key financial data by segment for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

                       Real
March 31, 2007         Estate                                   Insurance                                   Other     Total
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------

                                                 E&S                     Assumed       ART       Runoff
                                                                           Re
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
                               Env.    Const.   Non-    Excess   Surety   Assumed  Specialty  FF
                                               Const.                       Re     Programs
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Gross premiums written         13,138   15,993     811    1,969     1,310    2,769    19,433   -         -         -    55,423
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Net premiums written      -    10,747   15,702     406      261     1,270    2,769     7,687   -         -         -    38,842
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Net premiums earned       -     9,526   20,365     461      227       915    1,513     5,351   -         -         -    38,358
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Fee income earned         -       -        -       -        -         -        -         -    516        -         -       516
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Losses & loss
adjustment
expenses                  -     5,638   12,990    299       148       320    1,008     3,549    -        -         -    23,952
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Acquisition expenses
                          -     2,334    3,802   (330)     (87)       231      300      (132)   -        -         -     6,118
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Underwriting profit
(loss)                    -     1,554    3,573    492      166        364      205     1,934  516        -         -     8,804
------------------------ ------ ----------------------------------------------------------------------------- --------- --------
Income tax expense
(benefit)                 (8)                                      468                                            (1)      459)
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Net earnings (loss)      (14)                                    7,087                                            19     7,092
---------------------- ------ ----------------------------------------------------------------------------- --------- --------
Assets                    114                                  864,139                                            -    864,253
---------------------- ------ ---------------------------------------------------------------------------- --------- ---------
Equity                    236                                  204,360                                         (101)   204,495
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------

March 31, 2006         Real                                                                                 Other     Total
                       Estate                                       Insurance
---------------------- ------ ------------------------------------------- -------- -------------- --------- --------- ---------
                                                  E&S                     Assumed       ART       Runoff
                                                                            Re
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
                               Env.    Const.   Non-    Excess   Surety   Assumed  Specialty  FF
                                               Const.                       Re     Programs
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Gross premiums written   -     12,641   22,453     -      611       870       -     16,345     -        -         -      52,920

---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Net premiums written     -      8,071   20,185     -      168       440       -      4,526     -        -         -      33,390
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Net premiums earned      -      8,320   20,913     -      122       353       -      4,982     -        -         -      34,690
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Fee income earned        -          -        -     -        -         -       -          -    492       -         -         492
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Losses & loss
adjustment
expenses                 -      5,695   13,485     -       73       125       -      3,077    -      (300)        -      22,155
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Acquisition expenses
                         -      2,641    4,174     -      (32)       88       -        184    -         -         -       7,055
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ---- --------- --------- ---------
Underwriting profit       -       (16)   3,254     -       81       140       -      1,721   492      300         -       5,972
(loss)
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Income tax expense
(benefit)              (25)                                     (41)                                              82         16
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Net earnings (loss)    (42)                                   3,863                                              280      4,101
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Assets
                      2,468                                   703,776                                               -    706,224
----------------------- ------ ----------------------------------------------------------------------------- --------- --------
Equity                  715                                  119,095                                           (103)    119,707
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------

        The Company conducts business in two geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country, which requires the Company to set forth operations by those geographic segments. The table below describes the Company’s operations by geographic segment for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

       March 31, 2007                 United States                  Bermuda                       Total

Income tax                                $ 459                    $       -                   $     459
Net earnings                              $ 864                      $ 6,228                   $   7,092
Assets                                 $519,465                    $ 344,788                   $ 864,253
Equity                                 $ 68,923                    $ 135,572                   $ 204,495

       March 31, 2006                 United States                  Bermuda                       Total
Income tax                             $     16                    $       -                   $      16
Net earnings                             $1,046                    $   3,055                   $   4,101
Assets                                 $533,836                    $ 172,388                   $ 706,224
Equity                                 $ 58,348                    $  61,359                   $ 119,707

Note 6 — Income Taxes

        Total income tax expense (benefit) for the periods ended March 31, 2007 and 2006 was allocated as follows:

                                                       Three Months Ended
                                                             March 31,
                                                     2007              2006
Tax expense (benefit) attributable to:
  Income from continuing operations              $  458,592         $ 16,200

   Change in unrealized gains (losses)
  on hedging transactions                           (25,130)          24,717

  Change in unrealized gains (losses)               222,984         (981,869)
    on available for sale securities                656,446        $(940,952)
                                                    =======         =========
         Total

         U.S. Federal and state income tax expense (benefit) from continuing  operations  consists of the following components:
                                                             Three Months Ended
                                                                 March 31,

                                                         2007                    2006

     Current                                         $   427,093        $    (123,162)
     Deferred                                             84,154              139,362
     Change in valuation allowance                       (52,655)                   -

      Total                                          $   458,592           $   16,200
                                                     ===========           ==========

         The state income tax expense  aggregated  $8,354 and $15,168 for the three months ended March 31, 2007 and
         2006, respectively, and is included in the current provision.

         Income tax expense  from  continuing  operations  for the periods  ended March 31, 2007 and 2006  differed from the amount  computed by applying the U.S.  Federal income tax rate of 34% to earnings  before Federal income taxes as a result of the following:

                                                              Three Months Ended
                                                                  March 31,
                                                          2007                2006

Expected income tax expense                          $2,567,235           $1,399,848
Foreign  earned income not subject to
   direct taxation                                   (2,117,500)          (1,038,762)
Change in valuation allowance                           (52,655)                   -
Tax-exempt interest                                           -             (202,055)
State taxes and other                                    61,512             (142,831)
Total income tax                                    $   458,592         $     16,200
                                                     ==========          ===========

        Deferred income taxes are based upon temporary differences between the financial statement and tax bases of assets and liabilities. The following deferred taxes are recorded:

                                                             March 31,           December 31,
                                                               2007                  2006
Deferred tax assets:

     Loss reserve discounting                               $  8,677,945       $  8,095,876
     Unearned premium reserves                                 2,554,650          2,365,798
     Warranty reserve                                             18,378            152,475
     Unrealized loss on securities                               211,160            434,144
     NOL Carry forward                                           778,573            817,709
     Other                                                       211,545            332,602
Gross deferred tax assets                                     12,452,251         12,198,604
     Valuation allowance                                      (1,089,324)        (1,141,979)
Gross deferred tax assets after valuation allowance           11,362,927         11,056,625

Deferred tax liabilities:
      Deferred acquisition costs                               1,370,292            809,507
     Unrealized gains on hedging transaction                     106,119            131,249
Gross deferred tax liabilities                                 1,476,411            940,756

Net deferred tax asset                                        $9,886,516        $10,115,869
                                                              ==========        ===========

        The Company adopted the provisions of FIN 48 on January 1, 2007. In completing its FIN 48 analysis, the Company determined that it did not have any liability for unrecognized tax benefits. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company would classify interest (if applicable) as interest expense and penalties (if applicable), in operating expenses in the Company’s financial statements.

   Note 7 — Employee Stock Options

        The Company’s stock option plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black- Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2006. During the first quarter of 2007, the Company granted 67,500 options compared to 54,000 for the same period of 2006.

The Company started applying the recognition and measurement principles of SFAS No. 123R, Share Based Payment, in the first quarter of 2006. Stock based compensation expense was $126,096 and $140,556 for the first quarter of 2007 and 2006, respectively, and is reflected in net earnings under payroll and other related expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         We are a specialty insurance company that provides customized insurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market.  For over twenty years, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds.  We specialize in underwriting these products for insureds with environmental risks and construction risks as well as in developing programs for other specialty classes of risks.

         We segregate our business into real estate operations, insurance operations and other, with the insurance operations segment further classified into four additional segments: excess and surplus lines, alternative risk transfer, runoff and a new segment, assumed reinsurance. The excess and surplus lines segment is then further classified into five business lines: environmental, construction, surety, non-construction and excess. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully funded and partially funded. Assumed reinsurance consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers which began operations in the first quarter of 2007. Our run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines. Our other segment consists of amounts associated with realized gains and losses on investments. Our real estate operations consist solely of our development of the Harbour Village property.

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

        The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

                                                        Three Months Ended
                                                           March 31,
                                                                                   2007
                                                                                    to
                                                    2007           2006            2006
                                                         (in thousands)
Net premiums written:
   Excess and Surplus Lines:
       Environmental                                $10,747       $8,071            33.2%
       Construction                                  15,702       20,185           (22.2)
     Non-construction                                   406            -           100.0
     Excess                                             261          168            55.4
       Surety                                         1,270          440           188.6
        Total                                        28,386       28,864            (1.7)
   Alternative Risk Transfer:
       Specialty Programs                             7,687        4,526            69.9
  Assumed Reinsurance                                 2,769            -           100.0
   Run-off                                                -            -               -
Total net premiums written                          $38,842      $33,390            16.3%
                                                    =======      =======            =====
Net premiums earned:
   Excess and Surplus Lines:
      Environmental                                  $9,526       $8,320           14.5%
      Construction                                   20,365       20,913           (2.6)
     Non-construction                                   461            -           100.0
     Excess                                             227          122            86.1
      Surety                                            915          353           159.2
       Total                                         31,494       29,708             6.0
   Alternative Risk Transfer:
       Specialty Programs                             5,351        4,982             7.4
   Assumed Reinsurance                                1,513            -           100.0
   Run-off                                                -            -               -
Total net premiums earned                            38,358       34,690            10.6
   Net investment income                              7,224        4,544            59.4
   Net realized gains                                    19          363           (94.8)
   Fee income                                           516          492             4.9
   Other income                                          17           16             6.3

Total Revenues                                      $46,134      $40,105           15.0%
                                                    =======      =======           =====

        The following table sets forth the components of our GAAP combined ratio for the period indicated:

                                                          Three Months Ended
                                                               March 31,
                                                         2007           2006
      Loss & loss adjustment expense ratio              62.4%          63.9%
      Expense ratio                                     33.1            35.6
                  Combined ratio                        95.5%          99.5%
                                                        =====          =====

Net Premiums Earned

Excess and Surplus Lines

    Environmental.        Net premiums earned increased 14.5% to $9.5 million for the three months ended March 31, 2007, compared to $8.3 million for the same period of 2006. The accrual of $1.8 million of reinstatement premiums resulting from the settlement of a prior year claim negatively impacted net premium earned for 2006. The Company has experienced rate declines averaging in the 10% range in the environmental line for 2007.

    Construction.        Net premiums earned decreased 2.6% to $20.4 million for the three months ended March 31, 2007, compared to $20.9 million for the same period of 2006. During the first quarter of 2007, the Company saw a significant decline in the western states book of business, partially offset by geographic expansion efforts. The principal reason driving the decline was lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market, which translated into lower average premiums per account and a reduction in audit premiums, also contributed to the decline. Construction premiums were further impacted by rate declines on the Company’s book of business averaging in the 10% range.

    Non-Construction.        The Company’s non-construction general liability line, which began production in the second half of 2006, produced $461,000 of net premiums earned for the three months ended March 31, 2007. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks. The Company does not intend to write certain high severity classes of products risks such as invasive medical products, pharmaceuticals and neutraceuticals.

    Excess.        Net premiums earned increased 86.1% to $227,000 for the three months ended March 31, 2007, compared to $122,000 for the same period of 2006. The Company’s excess product offering is focused primarily in the construction and products liability areas. The addition of the new underwriting team in Middletown New Jersey in 2006 has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.

    Surety.        Net premiums earned increased 159.2% to $915,000 for the three months ended March 31, 2007, compared to $353,000 for the same period of 2006. Effective June 1, 2006 the Company did not renew the quota share reinsurance treaty in its surety line, resulting in an increase in net retentions and, as a result, an increase in net premiums earned. The increase in surety premiums is also due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market. In 2006, the Company expanded its offerings to include non-environmental contractor bonds.

Alternative Risk Transfer

        Specialty Programs. Net premiums earned increased 7.4% to $5.4 million for the three months ended March 31, 2007, compared to $4.9 million for the same period of 2006. Net premiums earned increased primarily due to increased retention levels in our specialty programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The Company’s focus in its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits while also earning fee income as the policy-issuer.

        Fee Income Earned. Fee income earned on fully funded policies increased 4.9% to $516,000 for the three months ended March 31, 2007, compared to $492,000 for the same period of 2006. In 2006, the Company added a fully funded product for property catastrophe exposures due to the limited capacity of affordable insurance for the middle market insureds. The Company’s products in this line had previously been focused on the construction and health care industries. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as declines in traditional insurance pricing provide a cost effective alternative to self-insurance.

        We introduced a partially funded product during the fourth quarter of 2006 to complement our fully funded product. This product is used for entities that want to self insure a portion of their risk and combines a level of underwriting risk with a self-insured component. This is a new product for the Company and there were no fees generated in the first quarter of 2007.

Assumed Reinsurance. The Company through its Bermuda based reinsurance operation, assumes specialty property and casualty business from unaffiliated insurers and reinsurers. In the first quarter of 2007, the Company entered into small participations on four treaties, including treaties covering directors and officers liability, property catastrophe and excess auto liability. This line of business generated $1.5 million in net premiums earned for the three months ended March 31, 2007.

Net Investment Income

        Net investment income increased 59.4% to $7.2 million for the three months ended March 31, 2007, compared to $4.5 million for the same period of 2006, due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $560.3 million at March 31, 2007 from $418.5 million at March 31, 2006, reflecting $53 million of proceeds from the Company’s secondary equity offering in June 2006 and positive cash flows. The average pre-tax and after tax investment yields were 5.2% and 4.4% compared to 4.3% and 3.6% for the three months ended March 31, 2007 and 2006, respectively.

Net Realized Gains

        Net realized gains from the sale of investments decreased 94.8% to $19,000 for the three months ended March 31, 2007, compared to $363,000 for the same period of 2006. The Company from time to time may sell securities to fund the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses

        The Company’s losses and loss adjustment expense ratio decreased 1.5 percentage points to 62.4% for the three months ended March 31, 2007, from 63.9% for the same period of 2006. The decrease is attributable to an increase in net premiums earned and lower prior year reserve development. For the quarter ended March 31, 2007 the Company had $436,000 of reserve strengthening resulting from the commutation of a reinsurance agreement with a former program manager compared to $688,000 of prior year reserve development during the first quarter of 2006. The $688,000 was related to the settlement of a prior year claim which resulting in $1.0 million of reserve strengthening, offset in part by favorable development in the Company’s environmental business line. Due to the softening in the market, the Company increased its 2007 expected loss ratio.

Acquisition Expenses

        Policy acquisition expenses are amounts that are paid to producers of premiums. These expenses are offset in part by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses decreased to $6.1 million for the three months ended March 31, 2007, compared to $7.1 million for the same period of 2006 and as a percentage of net premiums earned, decreased to 16.0% for the three months ended March 31, 2007, compared to 20.3% for the same period of 2006. The decrease in the ratio is due to increased retentions, the change in mix of business in the Company’s premium writings and lowered net premiums earned in the first quarter of 2006 as the Company accrued $1.8 million in reinstatement premiums during that period.

Minority Interest Expense

        Minority interest expense is associated with our non-subsidiary affiliate, American Safety RRG. Minority interest expense was $115,000 for the three months ended March 31, 2007, compared to negative $472,000 for the same period of 2006. The driver for the change was that, in the first quarter of 2006, American Safety RRG included in expenses $764,000 related to the settlement of a prior year claim.

Payroll and Other Expenses

        Payroll and other expenses increased 20.4% to $7.6 million for the three months ended March 31, 2007, compared to $6.3 million for the same period of 2006. The change is due to an increase in head count, which is primarily related to the addition of a claims handling office in California and an underwriting office in New Jersey, and increases in rent expense, depreciation, expenses for allowance for doubtful accounts and costs associated with the relocation of our U.S. subsidiaries.

Income Taxes

        Income tax expense for the first quarter of 2007 was $459,000 or 6% of pre-tax income, compared to $16,000, or less than 1% of pre-tax income for the same period of 2006. The primary reason for the lower tax rate in the first quarter of 2006 was the settlement of a prior year claim, resulting in a $2.8 million pre-tax charge incurred by the Company’s U.S. subsidiaries.

Liquidity and Capital Resources

        The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. The Company is currently operating in a softening market and as a result, has been experiencing a decline in premium rates due to the entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

        Net cash provided from operations was $18.9 million for the three months ended March 31, 2007 as compared to $10.2 million for the same period of 2006. This increase primarily was attributable to higher net investment income and lower loss payments, which decreased to $8.8 million for the three months ended March 31, 2007 from $14.8 million for the same period of 2006.

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

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. We, exclusive of our United States subsidiaries, do not consider ourselves to be engaged in a trade or business in the United States and accordingly do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

Combined Ratio

        Our underwriting results are best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that a company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss. Our reported expense ratio excludes certain holding company expenses such as interest expense as well as real estate and fee income.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        For an in-depth discussion of the Company’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of the Company’s Form 10K for the year ended December 31, 2006 and “Part II – Other Information”, Item 1A-Risk Factors herein.

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

        On November 17, 2006, we entered into a settlement agreement pursuant to which all claims, other than claims by City Automotive and Oak Services as described below, against ASI parties were settled for $1.8 million, within the amount previously accrued, in exchange for a complete discharge and release. The settlement was subject to the approval of relevant courts and all necessary approvals have been obtained and the settlement is now final.

          City Automotive and Oak Services. The plaintiffs in these two cases are dealers and marketers of the vehicle service contracts. We have entered into an arbitration agreement with the plaintiffs in exchange for a dismissal of all ASI parties from the pending litigation. Pursuant to this arbitration agreement, there is a floor and a ceiling to the award the arbitrators can award. The ceiling is reduced by a percentage amount equal the percentage that any recovery by City Automotive and Oak Services in their pending litigation against the remaining defendants or in the National Warranty liquidation bears to the plaintiffs’ total damages. Arbitration is scheduled for May 18, 2007. The ultimate outcome of these matters cannot now be determined.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. These risks and uncertainties are described in detail in our Form 10-K for the year ended December 31, 2006, that is on file with the SEC. Some of these risks are highlighted below.

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

        Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-" (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited by their internal guidelines from representing insurance companies that are rated below “A-” (Excellent) by A.M. Best. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating could impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

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

        We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the year ended March 31, 2007, approximately 52.6% of our gross premiums written were in these two industries. We plan to increase our retention of risk in these areas. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Changes in the value of our investment portfolio may have a material impact on our operating results.We rely upon the successful and uninterrupted functioning of our information technology, information processing and telecommunication systems.

        We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the three months ended, March 31, 2007, the fair value of our investment portfolio was $569.4 million and our income derived from these assets was $7.2 million, or 95.7% of our pre-tax earnings. Our investment portfolio is subject to various risks, including:

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

U.S. persons who hold our common shares may be subject to U.S. federal income taxation at ordinary income rateson their proportionate share of our “related party insurance income” (“RPII”).

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

U.S. persons who hold our common shares will be subject to adverse tax consequences if American Safety Insurance is considered to be a Passive Foreign Investment Company (a “PFIC”) for U.S. federal income tax purposes.>

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
                                     2002

                           32.1      Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                                     2002

                           32.2      Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                                     2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2007.

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

