Form 10-Q
period 2007-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2007-08-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

_________________

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes _____ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer ______ Accelerated filer X Non-accelerated filer ___ Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ____Yes X No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 4, 2007 was 10,678,257.

                                               AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

                                                               FORM 10-Q

                                                                                          Page

PART I - FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                      1
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                               17
         Item 3.  Quantitative and Qualitative Disclosures About Market Risks              29
         Item 4.  Controls and Procedures                                                  29

PART II - OTHER INFORMATION
         Item 1.  Legal Proceedings                                                        30
         Item 1A. Risk Factors                                                             31
         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              37
         Item 3.  Defaults Upon Senior Securities                                          37
         Item 4.  Submission of Matters to a Vote of Security Holders                      37
         Item 5.  Other Information                                                        37
         Item 6.  Exhibits 37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

                                                            June 30,                 December 31,
                                                              2007                       2006
                                                          (Unaudited)

Assets

Investments:
  Fixed maturity securities available for sale        $     509,432,968         $    490,031,666
  Common stock, at fair value                                18,352,186               12,402,957
  Preferred stock, at fair value                              7,933,012                8,118,060
  Short-term investments                                     34,829,358               40,605,672

         Total investments                                  570,547,524              551,158,355

Cash and cash equivalents                                    30,588,605               11,293,296
Accrued investment income                                     5,373,502                4,299,678
Premiums receivable                                          27,580,163               21,747,908
Ceded unearned premium                                       29,989,903               35,897,446
Reinsurance recoverable                                     175,095,180              185,010,493
Deferred income taxes                                        11,453,897               10,115,869
Deferred policy acquisition costs                            15,965,304               12,402,764
Property, plant and equipment                                 8,390,632                5,644,629
Other assets                                                 11,495,023                9,560,230

         Total assets                                  $    886,479,733             $847,130,668
                                                            ===========              ===========
See accompanying notes to consolidated financial statements (unaudited).

                                                                     June 30,                  December 31,
                                                                       2007                        2006
                                                                    (Unaudited)

Liabilities and Shareholders' Equity

Liabilities:
  Unpaid losses and loss adjustment expenses                   $      466,787,601         $   439,673,496
  Unearned premiums                                                   114,904,983             115,197,804
  Ceded premiums payable                                               26,341,582              25,462,908
  Deferred Revenues                                                     1,194,269               1,192,705
  Accounts payable and accrued expenses                                 8,125,068              11,810,962
  Deferred rent                                                         1,733,458                       -
  Loans payable                                                        38,348,001              38,138,804
  Funds held                                                           17,713,938              16,328,609
  Minority Interest                                                     3,204,778               3,175,200
        Total liabilities                                             678,353,678             650,980,488

Shareholders' equity:
   Preferred stock,  $0.01 par value;  authorized  5,000,000                    -                       -
     shares; no shares issued and outstanding
   Common  stock,  $0.01 par  value;  authorized  30,000,000
     shares;  issued  and  outstanding  at  June  30,  2007,
     10,678,257 and December 31, 2006, 10,554,200 shares                   106,782                 105,542
   Additional paid-in capital                                          106,152,623             104,514,200
   Retained earnings                                                   105,353,426              90,989,550
   Accumulated other comprehensive income, net                          (3,486,776)                540,888
       Total shareholders' equity                                      208,126,055             196,150,180

     Total liabilities and shareholders' equity                   $    886,479,733         $   847,130,668
                                                                       ===========             ===========
See accompanying notes to consolidated financial statements (unaudited).

                             American Safety Insurance Holdings, Ltd. and Subsidiaries
                                         Consolidated Statements of Earnings
                                                     (unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                2007                2006                2007                  2006

Revenues:
Direct premiums earned                    $    55,279,604    $    53,240,065       $  110,401,913     $   109,074,385
Assumed premiums earned                         1,652,652                  -            3,165,152                   -
Ceded premiums earned                         (17,522,310)       (17,975,179)         (35,798,872)        (39,119,792)
    Net premiums earned                        39,409,946         35,264,886           77,768,193          69,954,593

  Net investment income                         7,481,950          4,726,070           14,705,895           9,269,713
  Net realized gains (losses)                     (26,730)            (3,169)              (7,772)            359,815
  Fee income                                      748,293            374,439            1,263,918             866,910
  Other income                                     15,191             14,016               32,176              30,586
    Total revenues                             47,628,650         40,376,242           93,762,410          80,481,617

Expenses:
  Losses and loss adjustment expenses          23,622,343         21,012,428           47,573,627          43,167,483
  Acquisition expenses                          7,727,666          6,367,883           13,845,903          13,422,418
  Payroll and related expenses                  4,521,848          3,991,686            8,676,245           7,534,153
  Real estate expenses                            271,540            102,461              294,134             169,501
  Other expenses                                2,733,533          2,876,627            6,138,581           5,615,116
  Interest expense                                821,759            837,623            1,638,166           1,740,669
  Minority interest                                 8,987            (39,174)             124,088            (511,630)
    Total expenses                             39,707,676         35,149,534           78,290,744          71,137,710

Earnings before income taxes                    7,920,974          5,226,708           15,471,666           9,343,907
Income taxes                                      649,198            599,575            1,107,790             615,775
Net earnings                               $    7,271,776    $     4,627,133      $    14,363,876   $       8,728,132
                                                ==========        ==========           ==========          ==========
Net earnings per share:
  Basic                                          $  0.69             $ 0.65              $   1.36              $ 1.26
  Diluted                                        $  0.66             $ 0.62              $   1.31              $ 1.19

Weighted   Average   number   of   shares
outstanding:
  Basic                                        10,605,708          7,106,393           10,580,917           6,935,489
                                               ==========          =========           ==========           =========
  Diluted                                      10,974,296          7,498,006           10,952,738           7,328,958
                                               ==========          =========           ==========           =========
See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries
                                         Consolidated Statements of Cash Flow
                                                      (unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                 2007                    2006

  Net earnings                                                          $        14,363,876     $      8,728,132
  Adjustments  to reconcile  net earnings to net cash  provided by operating activities:

     Realized losses (gains) on investments                                          7,772              (359,815)
     Depreciation expense                                                        1,438,847               817,410
     Stock based compensation expense                                              268,773               299,241
     Amortization of deferred acquisition costs, net                            (3,562,540)             (310,570)
     Amortization of premiums on investments                                       250,767               913,471
     Deferred income taxes                                                        (137,379)             (834,022)
     Change in:
       Accrued investment income                                                (1,073,824)             (558,305)
       Premiums receivable                                                      (5,832,255)           (7,185,188)
       Reinsurance recoverable                                                   9,915,313             3,479,547
       Ceded unearned premiums                                                   5,907,543               705,278
       Funds held                                                                1,385,329             2,777,220
       Unpaid losses and loss adjustment expenses                               27,114,105            16,744,896
       Unearned premiums                                                          (292,821)            5,296,403
       Ceded premiums payable                                                      878,674             3,303,635
       Deferred revenues                                                             1,564               268,551
       Deferred rent                                                               324,116                     -
       Accounts payable and accrued expenses                                    (3,453,881)           (1,462,750)
       Other, net                                                               (1,845,759)             (309,572)
     Net cash provided by operating activities                          $       45,658,220       $    32,313,562

Cash flow from investing activities:

  Purchases of fixed maturities                                               (118,038,130)         (102,547,990)
  Purchases of common stock                                                     (5,169,648)           (3,827,278)
  Purchases of preferred stock                                                           -            (4,405,720)
  Proceeds from sale of fixed maturities                                        92,543,259            36,540,178
  Proceeds from sale of common stock                                               169,891             1,703,829
  Decrease (increase) in short-term investments                                  5,776,314            (1,464,504)
  Purchase of fixed assets                                                      (2,775,510)           (1,250,394)
     Net cash used in investing activities                               $     (27,493,824)      $   (75,251,879)

See accompanying notes to consolidated financial statements (unaudited).                Continued on page 5

Continued from page 4

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow (Continued)
(unaudited)

                                                                          Six Months Ended
                                                                               June 30,

                                                                       2007                2006

Cash flow from financing activities:
  Proceeds from issuance of common stock                              1,130,913          47,088,017

     Net cash used in financing activities                            1,130,913          47,088,017

     Net increase (decrease) in cash and cash equivalents            19,295,309           4,149,700
Cash and cash equivalents at beginning of period                     11,293,296          23,289,927
Cash and cash equivalents at end of period                       $   30,588,605       $  27,439,627
                                                                     ==========         ===========

Supplemental disclosure of cash flow:
  Income taxes paid                                              $            -       $    1,541,845
                                                                     ==========         ===========
  Interest paid                                                  $    1,565,006       $    1,733,565
                                                                     ==========         ============

Non-cash activity (1)
  Fixed asset additions                                          $    1,409,340       $            -
                                                                     ==========         ============
  Deferred rent                                                  $    1,409,340       $            -
                                                                     ==========         ============
(1) Represents  tenant build out allowance and future reduction in rent over the term of the lease.

See accompanying notes to consolidated financial statements (unaudited).

                               American Safety Insurance Holdings, Ltd. and Subsidiaries

                                    Consolidated Statements of Comprehensive Income
                                                      (unaudited)

                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                              2007            2006            2007           2006

Net earnings                                              $  7,271,776   $  4,627,133    $  14,363,876  $    8,728,132
   Other comprehensive income before income taxes:

   Unrealized  losses on securities  available for sale,
   net  of   minority   interest   of   $(110,455)   and
   $(167,259)  for the three  months ended June 30, 2007
   and 2006,  respectively,  and $(94,508)and $(406,535)
   for the six  months  ended  June 30,  2007 and  2006,    (6,374,553)    (4,071,054)     (4,984,218)     (7,813,250)
   respectively.

   Unrealized (losses)gains  on hedging transactions           (22,533)        31,686         (96,446)        104,383

   Reclassification   adjustment  for  realized   losses
   (gains) and  included in net earnings                        27,111          3,169           8,153        (359,815)

   Total other comprehensive  loss before taxes             (6,369,975)    (4,036,199)     (5,072,511)     (8,068,682)

   Income  tax   benefit   related  to  items  of  other
   comprehensive  income,  net of  minority  interest of
   $(32,505)  and  $(57,869)  for the three months ended
   June 30, 2007 and 2006  respectively,  and  $(25,022)
   and  $(139,221)  for the six  months  ended  June 30,    (1,235,218)      (864,677)     (1,044,847)     (1,740,477)
   2007 and 2006, respectively.

   Other comprehensive loss net of income taxes             (5,134,757)    (3,171,522)     (4,027,664)     (6,328,205)

  Total comprehensive income                                $2,137,019   $  1,455,611    $ 10,336,212    $  2,399,927
                                                            ==========     ==========      ==========       =========

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007
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

        The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated.

Note 2 — Accounting Pronouncements

        In February 2007, the FASB issued Statement of Financial Accounting Standards Number 159, The Fair Value Option for Financial Assets and Liabilities. This statement allows companies to elect to carry the vast majority of financial assets and liabilities at fair value, with changes in fair value recorded into earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company has chosen not to early adopt this pronouncement.

Note 3 – Nature of Operations

        We are a specialty insurance and reinsurance company that provides customized insurance and reinsurance products and solutions to small and medium-sized business in industries that we believe are underserved by the standard market. For over twenty years we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks, construction risks and other specialty risks and providing reinsurance. See Part II – Other Information, Item 1A for risks facing the Company.

Note 4 — Investments

        The amortized cost and estimated fair values of the Company’s investments at June 30, 2007 and December 31, 2006 were as follows:

                                                                       Gross            Gross
                                                  Amortized         unrealized       unrealized          Estimated
                                                     cost              gains           losses           fair value

June 30, 2007:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             $   115,146,652     $      167,493  $     1,694,592  $       113,619,553
      States of the U.S. and political
        subdivisions of the States                  7,566,890             12,548          346,491            7,232,947
      Corporate securities                        162,991,812            510,653        2,309,501          161,192,964
      Mortgage-backed securities                  232,061,823            159,894        4,834,213          227,387,504

        Total fixed maturities:                   517,767,177            850,588        9,184,797          509,432,968
                                                  ===========         ==========      ===========          ===========
   Common stock                               $    15,258,395     $    3,386,587   $      292,796   $       18,352,186
                                                   ==========          =========         ========          ===========
     Preferred stock                          $     7,906,620     $       75,140   $       48,748   $        7,933,012
                                                  ===========         ==========       ==========          ===========
Total                                         $   540,932,192     $    4,312,315   $    9,526,341   $      535,718,166
                                                  ===========         ==========       ==========          ===========
December 31, 2006:
 Securities available for sale:
   Fixed maturities:
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies             $   123,390,583     $      368,236   $    1,378,807   $      122,380,012
      States of the U.S. and political
        subdivisions of the                         7,584,447             42,338          238,041            7,388,744
        States
      Corporate securities                        131,469,859            814,574          812,477          131,471,956
      Mortgage-backed securities                  230,080,072            731,214       2,020,332           228,790,954

        Total fixed maturities:               $   492,524,961     $    1,956,362   $    4,449,657   $      490,031,666
                                                  ===========         ==========        =========          ===========
 Common stock                                 $    10,258,638    $     2,491,431   $      347,112   $       12,402,957
                                                  ===========          =========        =========          ===========
 Preferred stock                              $     7,906,620    $       221,830  $        10,390   $        8,118,060
                                                  ===========         ==========        =========          ===========
Total                                         $   510,690,219     $    4,669,623   $    4,807,159   $      510,552,683
                                                  ===========         ==========        =========          ===========

Note 5 — Segment Information

        We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four additional segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into six business lines: property , environmental, construction, non-construction, excess and surety. ART is further classified into two business lines: specialty programs and fully funded. Run-off includes lines of business that we no longer write. Prior year amounts have been reclassified to conform to the current year presentation.

        Within the E&S sub segment, our environmental insurance coverages protect against environmental exposures for contractors in the environmental remediation industry and property owners. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Non-construction offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.

        In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

        In our ART segment, Specialty Programs facilitates the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral so as to fully self-insure their risks. In addition we offer a partially funded product complementing our fully funded product and allowing our customers to partially self-insure their risks. We are paid a fee for arranging this type of transaction and, in the case of partially funded business, we may assume some underwriting risks.

        Our Run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

        The Other segment consists of amounts associated with realized gains and losses on investments.

        The following table presents key financial data by segment for the three months ended June 30, 2007 and June 30, 2006
(in thousands of $ US):

June 30, 2007                 Insurance                                                                     Other     Total
                                                 E&S                  Assumed        ART      Runoff
                                                                            Re
--------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
                               Env.   Const.    Non-   Excess    Surety   Assumed  Specialty  FF
                       Prop                    Const.                       Re     Programs
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Gross premiums
written                  233  11,844   16,929    2,048   1,227     1,476    8,742    15,352     -        -         -    57,851
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Net premiums written     156   9,363   16,811    1,024     156     1,467    8,742     6,747     -        -         -    44,466
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Net premiums earned       7   10,024   18,895      482     184     1,156    1,653     7,009     -        -         -    39,410
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Fee income earned         -        -        -       -        -         -        -         -   748        -         -       748
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Losses & loss
adjustment
expenses                  4    5,671   11,985     314      119       404    1,184     3,941     -        -         -    23,622
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Acquisition expenses      -    2,548    3,449     310     (100)      304      345       872     -        -         -     7,728
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Underwriting   profit     3    1,805    3,461    (142)     165       448      124     2,196   748        -         -     8,808
(loss)
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Income tax expense
(benefit)                 -                                      760                                          (111)       649
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Net earnings (loss)       -                                    7,459                                           (187)     7,272
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------

June 30, 2006                                                                                               Other     Total
                              Insurance
---------------------- ------ ------------------------------------------- -------- --------------- -------- --------- ---------
                                                 E&S                   Assumed       ART        Runoff
                                                                            Re
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
                               Env.   Const.    Non-   Excess    Surety   Assumed  Specialty  FF
                       Prop                    Const.                       Re     Programs
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Gross premiums
written                   -   14,243   24,297     547      858     1,085        -    20,576     -        -         -   $61,606
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Net premiums written      -   11,736   23,033      547     214       643        -     5,463     -        -         -    41,636
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Net premiums earned       -    9,040   20,957      24      117       431        -     4,696     -        -         -    35,265
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Fee income earned         -        -                -        -         -        -         -   375        -         -       375
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Losses & loss
adjustment
expenses                  -     4,479   13,522      16      70       151        -     2,774     -        -         -    21,012
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Acquisition expenses      -     2,371    3,985       5     (18)       64        -       (39)    -        -         -     6,368
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- ----- -------- --------- ---------
Underwriting   profit
(loss)                    -     2,190    3,450       3      65       216        -     1,961   375        -         -     8,260
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Income tax expense
(benefit)                 -                                      647                                            (47)     $ 600
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------
Net earnings (loss)       -                                    4,684                                            (57)    $4,627
---------------------- ------ ----------------------------------------------------------------------------- --------- ---------

         The following table presents key financial data by segment for the six months ended June 30, 2007 and June 30, 2006 (in thousands of $ US):

---------------------- ------ ------------------------------------------------------------------------------ --------- ---------
June 30, 2007                                                                                                Other     Total
                              Insurance
---------------------- ------ ------------------------------------------- -------- ------------------ ------ --------- ---------
                                                 E&S                 Assumed         ART
                                                                            Re                        Runoff
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
                               Env.   Const.    Non-   Excess    Surety   Assumed  Specialty   FF
                       Prop.                   Const.                       Re     Programs
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Gross premiums
written                 233   24,982   32,922   2,859    3,196     2,786   11,511    34,785        -      -         -   113,274
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Net premiums written    156   20,111   32,513   1,429      417     2,737   11,511    14,435        -      -         -    83,309
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Net premiums earned        7  19,549   39,261     943      411     2,071    3,165    12,361        -      -         -    77,768
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Fee income earned                                                                              1,264      -         -     1,264
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Losses & loss
adjustment
expenses                   4  11,309   24,975     613      267       724    2,192     7,490        -      -         -    47,574
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Acquisition expenses       -   4,882    7,251     (20)    (187)      535      645       740        -      -         -    13,846
---------------------- ------ ------- -------- ------- -------- --------- -------- --------- -------- ------ --------- ---------
Underwriting profit
(loss)                     3   3,358    7,035      350     331       812      328     4,131    1,264      -         -    17,612
---------------------- ------ ------------------------------------------------------------------------------ --------- ---------
Income tax expense
(benefit)                  -                                           1,228                                     (120)    1,108
---------------------- ------ ------------------------------------------------------------------------------ --------- ---------
Net earnings (loss)        -                                          14,546                                     (182)   14,364
---------------------- ------ ------------------------------------------------------------------------------ --------- ---------
Assets                     -                                         886,416                                       64   886,480
---------------------- ------ ------------------------------------------------------------------------------ --------- ---------
Equity                     -                                         208,093                                       33   208,126
---------------------- ------ ------------------------------------------------------------------------------ --------- ---------

---------------------- ------- ------------------------------------------------------------------------------- --------- ---------
June 30, 2006                                                                                                  Other     Total
                               Insurance
----------------------        --------------------------------------------- ------- --------------- ---------- --------- ---------
                                                  E&S                  Assumed      ART        Runoff
                                                                              Re
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
                                Env.   Const.    Non-    Excess    Surety   Assumed Specialty  FF
                       Prop.                    Const.                        Re    Programs
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Gross premiums
written                   -    26,884   46,749      547    1,469     1,955       -    36,922      -         -         -   114,526
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Net premiums written      -    19,808   43,218      547      382     1,083       -     9,988                          -    75,026
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Net premiums earned       -    17,360   41,871       24      239       783       -     9,678      -         -         -    69,955
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Fee income earned         -         -        -        -        -         -       -         -    867         -         -       867
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Losses & loss
adjustment
expenses                  -    10,174   27,007       16      143       276       -     5,851      -      (300)        -    43,167
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Acquisition expenses      -     5,012    8,159        5      (50)      152       -       144      -         -         -    13,422
---------------------- ------- ------- -------- -------- -------- --------- ------- --------- ------ --------- --------- ---------
Underwriting profit
(loss)                    -     2,174    6,705        3      146      355        -     3,683    867       300         -    14,233
---------------------- ------- ------------------------------------------------------------------------------- --------- ---------
Income tax expense
(benefit)                 -                                                606                                       10       616
---------------------- ------- ------------------------------------------------------------------------------- --------- ---------
Net earnings (loss)       -                                              8,547                                      181     8,728
---------------------- ------- ------------------------------------------------------------------------------- --------- ---------
Assets                    -                                            768,498                                    1,886   770,384
--------------------- ------- ------------------------------------------------------------------------------- --------- ---------
Equity                    -                                            167,952                                      548   168,500
---------------------- ------- ------------------------------------------------------------------------------- --------- ---------

        Our Bermuda corporations conduct business in Bermuda and our U.S. corporations conduct business in the U.S. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc.

        The following provides key measurable information about the geographic segments for the three months ended June 30, 2007 and June 30, 2006 (in thousands of $ US):

        June 30, 2007                 United States                  Bermuda                       Total
Income tax                                 649                            -                         649
Net earnings                             1,259                        6,013                       7,272
        June 30, 2006                 United States                  Bermuda                       Total
Income tax                                 600                            -                         600
Net earnings                             1,705                        2,922                       4,627

        The following table provides key financial data about the geographic segments for the six months ended June 30, 2007 and June 30, 2006 (in thousands of $ US):

       June 30, 2007         United States                   Bermuda                       Total
Income tax                        1,108                            0                        1,108
Net earnings                      2,123                       12,241                       14,364
Assets                          527,060                      359,420                      886,480
Equity                           69,120                      139,006                      208,126
       June 30, 2006         United States                   Bermuda                       Total
Income tax                          616                            -                          616
Net earnings                      2,751                        5,977                        8,728
Assets                          545,236                      225,148                      770,384
Equity                           58,373                      110,127                      168,500

Note 6— Income Taxes

        Total income tax expense for the periods ended June 30, 2007 and 2006 was allocated as follows:

                                               Three Months Ended                        Six Months Ended
                                                    June 30,                                 June 30,
                                           2007                 2006                 2007                2006
Tax expense attributable to:
   Income from continuing
     operations                      $      649,198       $     599,575      $     1,107,790        $   615,775
   Change in unrealized
     gains/(losses) on hedging
     transactions                            (7,661)             10,433              (32,791)            35,150
   Change in unrealized
     gains/(losses) on securities
     available for sale                  (1,260,062)           (932,979)          (1,037,078)       (1,914,848)

         Total                         $   (618,525)       $   (322,971)     $        37,921       $(1,263,923)
                                          =========          ===========        ============        ===========

         United States federal and state income tax expense (benefit) from continuing operations consists of the following components:
                                                                                          Change in
                                                Current               Deferred            Valuation             Total
                                                                                          Allowance
Three months ended:
  June 30, 2007                             $      948,856        $      (221,533)      $      (78,125)    $      649,198
  June 30, 2006                             $    1,572,959        $      (973,384)      $            -     $      599,575
Six months ended:
  June 30, 2007                             $    1,375,949        $      (137,379)      $     (130,780)    $    1,107,790
  June 30, 2006                             $    1,449,797        $      (834,022)      $            -     $      615,775

         The state  income  tax  benefit  aggregated  $16,783  and  $20,882  for the three  months  ended  June 30,  2007 and 2006, respectively,  and $8,429 and $5,714 for the six months ended June 30, 2007 and 2006, respectively,  and is included in the current provision.

         Income tax expense for the periods  ended June 30, 2007 and 2006  differed  from the amounts  computed by applying  the United
States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

                                          Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                                      2007                 2006                 2007                  2006

Expected income tax expense    $   2,693,135      $     1,777,081      $     5,260,370      $      3,176,929
Foreign   earned  income  not
   subject to U.S. taxation       (2,044,379)            (993,431)          (4,161,879)           (2,032,193)
Change in Valuation allowance
                                     (78,125)                   -             (130,780)                    -
Tax-exempt interest                        -             (166,607)                   -              (368,662)
State taxes and other                 78,567              (17,468)             140,079              (160,299)

                               $     649,198      $       599,575       $    1,107,790      $        615,775
                                    ========             ========           ==========              ========

The Company adopted the provisions of FIN 48 on January 1, 2007. In completing its FIN 48 analysis, the Company determined that it did not have any liability for unrecognized tax benefits. The Company does not believe it would be subject to any penalties in any open tax years and, therefore, has not booked any such amounts. The Company would classify interest (if applicable) as interest expense and penalties (if applicable) in other expenses in the Company’s financial statements.

      Note 7 —Employee Stock Options

        The Company’s stock option plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black- Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2006. During the first six months of 2007, the Company granted 67,500 options compared to 54,000 for the same period of 2006. No options were granted for the three months ended June 30, 2007 and 2006 respectively.

The Company started applying the recognition and measurement principles of SFAS No. 123R, Share Based Payment, in the first quarter of 2006. For the three months ended June 30, 2007 and 2006, stock based compensation expense was $142,677 and $158, 685, respectively. Stock based compensation expense was $268,773 and $299,241 for the first six months of 2007 and 2006, respectively, and is reflected in net earnings under payroll and related expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty insurance and reinsurance company that provides customized insurance and reinsurance products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard insurance market.  For over twenty years, we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds.  We specialize in underwriting these products for insureds with environmental risks and construction risks as well as in developing programs for other specialty classes of risks and providing reinsurance.

        We segregate our business into insurance operations and other, with the insurance operations segment further classified into four additional segments: excess and surplus lines, alternative risk transfer, runoff and a new segment, assumed reinsurance. The excess and surplus lines segment is then further classified into six business lines: property, environmental, construction, surety, non-construction and excess. The alternative risk transfer segment is further classified into two business lines: specialty programs and fully funded and partially funded. Assumed reinsurance, which began operations in the first quarter of 2007, consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers . Our run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines. Our other segment consists of amounts associated with realized gains and losses on investments.

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

        The following table sets forth the Company’s consolidated revenues:

                                                                                             Three          Six
                                                                                             Months         Months
                                                                                             Ended          Ended
                                         Three Months                Six Months             June 30,       June 30,
                                        Ended June 30,             Ended June 30,            2007 to       2007 to
                                      2007           2006         2007           2006          2006         2006

                                                                (Dollars in thousands)
 Net premiums written:
  Excess and Surplus Lines
     Environmental               $    9,363      $  11,736     $   20,111   $     19,808       (20.3)%         1.6%
     Construction                    16,811         23,033         32,513         43,218       (27.1)        (24.8)
   Non-construction                   1,024            547          1,429            547        87.2         161.3
   Property                             156              -            156              -       100.0         100.0
     Excess                             156            214            417            382       (27.1)          9.2
     Surety                           1,467            643          2,737          1,083       128.2         152.7
     Total                           28,977         36,173         57,363         65,038       (20.0)        (11.8)
  Alternative Risk Transfer
     Specialty Programs               6,747           5463         14,435          9,988        23.5          44.6
 Assumed Reinsurance                  8,742              -         11,511              -        100.0         100.0
 Total net premiums
 written                         $   44,466      $  41,636     $   83,309   $     75,026         6.8%         11.0%
                                 ==========      =========     ==========    ===========       ======         ======

 Net premiums earned:
  Excess and Surplus Lines
     Environmental               $   10,024    $     9,040    $    19,549   $     17,360        10.9%         12.7%
     Construction                    18,895         20,957         39,261         41,871       (10.0)         (6.3)
   Non-construction                     482             24            943             24     1,908.4       3,829.2
   Property                               7              -              7              -       100.0         100.0
     Excess                             184            117            411            239        57.3          72.0
     Surety                           1,156            431          2,071            783       168.3         164.5
     Total                       $   30,748    $    30,569         62,242         60,277         0.6           3.3
  Alternative Risk Transfer
     Specialty Programs               7,009          4,696         12,361          9,678        49.3          27.8
 Assumed Reinsurance                  1,653              -          3,165              -       100.0         100.0
 Total net premiums
 earned                          $   39,410    $    35,265     $   77,768   $     69,955        11.8%         11.2%
Net investment income                 7,482          4,726         14,706          9,270        58.4          58.7
Net realized gains (losses)             (27)            (3)            (8)           360      (800.0)       (102.3)
Fee income                              748            374          1,264            867       100.0          45.8
Other income                             15             14             32             30         7.2           6.7
Total Revenues                   $   47,628    $    40,376     $   93,762   $     80,482   $    18.0%         16.5%
                                  ==========    ===========     ==========   ============   ==========         =====

        The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

                                                Three months ended          Six months ended
                                                     June 30,                   June 30,

                                                2007          2006         2007         2006
Insurance operations:
 Loss and loss adjustment expense ratio         59.9%         59.6%         61.2%       61.7%
 Expense ratio                                  34.5          35.7          33.8        35.6
    Combined ratio..................... ........94.4%         95.3%         95.0%       97.3%
                                                ====          ====          ====        =====

Three Months Ended June 30, 2007 compared to
Three Months Ended June 30,2006

Net Premiums Earned

Excess and Surplus Lines

Environmental.     Net premiums earned increased 11% to $10.0 million for the three months ended June 30, 2007, compared to $9.0 million for the same period 2006. The Company has experienced rate declines in the environmental line in 2007.

Construction.     Net premiums earned decreased 10% to $18.9 million for the three months ended June 30, 2007, compared to $20.9 million for the same period in 2006. During the quarter, the Company saw a significant decline in its western states book of business due primarily to increased competition, partially offset by geographic diversification outside of western states. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums also contributed to the decline. In addition construction premiums were further impacted by rate declines.

Non-Construction.     Net premiums earned increased to $482,000 for the three months ended June 30, 2007, compared to $24,000 for the same period in 2006. This product began production in the second half of 2006. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.

Property.     The Company’s property general liability line, which began production in June 2007, produced $7,000 in net premiums earned for the three months ended June 30, 2007.

Excess.     Net premiums earned increased 57% to $184,000 for the three months ended June 30, 2007 as compared to $117,000 for the same period of 2006. The Company’s excess product offering is focused primarily in the construction and products liability areas. The addition of a new underwriting team in Middletown, New Jersey has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.

Surety.     Net premiums earned increased 168% to $1.2 million for the three months ended June 30, 2007 as compared to $0.4 million for the same period of 2006. Effective June 1, 2006 the Company did not renew the quota share reinsurance agreement resulting in an increase in net premiums earned. The increase in surety premiums is also due to the Company’s continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market.

Alternative Risk Transfer.

Specialty programs. Net premiums earned increased 49% to $7 million for the three months ended June 30, 2007 as compared to $4.7 million for the same period in 2006. Net premiums earned increased primarily due to increased retention levels, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits.

Fee Income Earned. Fee income earned on fully funded policies increased 100% to $748,000 for the three months ended June 30, 2007 as compared to $374,000 for the same period of 2006. The Company has seen some adverse impact from the overall market softening in its production efforts in this line as declines in traditional insurance pricing provides a cost effective alternative to self-insurance.

The Company introduced a partially funded product during the fourth quarter of 2006 to complement its fully funded product. This product is used for entities that want to self-insure a portion of their risk and combines a level of indemnity risk with a self-insured component. This is a new product and there were no fees generated in the current quarter of 2007.

Assumed Reinsurance. The Company, through its Bermuda based reinsurance operation, assumes specialty property and casualty business from unaffiliated insurers and reinsurers. For the three months ended June 30, 2007 the Company generated $1.7 million in net premiums earned in this line of business. The Company has entered into small participations on several treaties, covering directors and officers’ liability, property catastrophe and excess auto liability.

Net Investment Income

Net investment income increased 58% to $7.5 million for the three months ended June 30, 2007 as compared to $4.7 million for the same period of 2006. This increase was due to an increase in invested assets and higher investment yields. Average invested assets increased to $569.9 million at June 30, 2007 from $429.3 million at June 30, 2006 due to a secondary offering in June 2006, which raised $53 million, and positive cash flows from operations. The average pre-tax and after-tax investment yields were 5.3% and 4.4% compared to 4.5% and 3.7% for the three months ended June 30, 2007 and 2006 respectively.

Net Realized Gains (Losses)

Net realized losses from the sale of investments increased to $27,000 for the three months ended June 30, 2007, compared to $3,000 for the same period of 2006. The Company, from time to time, may sell securities to fund the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses

The Company’s loss and loss adjustment expense ratio remained relatively flat at 59.9% for the three months ended June 30, 2007, as compared to 59.6% for the same period of 2006. In 2007,the Company increased its expected loss ratio on certain lines of business to reflect softening conditions.

Acquisition Expenses

Policy acquisition expenses are amounts that are paid to producers of premiums. These expenses are offset in part by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses increased to $7.7 million for the three months ended June 30, 2007 as compared to $6.4 million for the same period of 2006, and, as a percentage of net premiums earned, increased to 19.6% for the three months ended June 30, 2007, compared to 18.1% for the same period of 2006. The increase in the ratio is due to increased retentions and the change in the mix of business in the Company’s premium writings.

Payroll and Other Expenses

Payroll and other expenses increased 6% to $7.3 million for the three months ended June 30, 2007, as compared to $6.9 million for the same period of 2006. The increase is due to normal annual salary increases and an increase in head count, which is primarily related to the addition of a claims handling office in California and an underwriting office in New Jersey. In addition, the Company had an increase in rent expense and depreciation which was partially offset by a lower provision for doubtful accounts.

Income Taxes

Income tax expense for the three months ended June 30, 2007 was 8.2% of pre-tax income as compared to 11.5% for the same period of 2006. The lower tax rate is primarily due to a larger percentage of the Company’s profits being earned in Bermuda than was the case for the 2006 quarter.

Six Months Ended June 30, 2007 compared to
Six Months Ended June 30,2006

Net Premiums Earned

Excess and Surplus Lines.

Environmental.     Net premiums earned increased 13% to $19.5 million for the six months ended June 30, 2007, as compared to $17.4 million for the same period of 2006. The accrual of $1.8 million of reinstatement premiums resulting from the settlement of a prior year claim negatively impacted net premiums earned in 2006. Without this 2006 accrual, net premiums earned were essentially flat period to period as the Company has experienced rate declines in its environmental line in 2007.

Construction.     Net premiums earned decreased 6% to $39.3 million for the six months ended June 30, 2007 as compared to $41.9 million for the same period in 2006. The Company has seen a significant decline in its western states book of business, partially offset by geographic diversification efforts. The principal reason driving the decline was lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums also contributed to the decline. This line was further impacted by rate declines.

Non-Construction.     Net premiums earned increased to $943,000 for the six months ended June 30, 2007 as compared to $24,000 for the same period of 2006. This product began operation in the second half of 2006. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Property.     The Company’s property general liability line, which began production in June 2007, produced $7,000 in net premiums earned for the six months ended June 30, 2007.

Excess.     Net premiums earned increased 72% to $411,000 for the six months ended June 30, 2007 as compared to $239,000 for the same period of 2006. The Company’s excess product offering is focused primarily in the construction and product liability areas. The addition of the underwriting team in New Jersey in 2006 has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.

Surety.     Net premiums earned increased 165% to $2.1 million for the six months ended June 30, 2007 as compared to $0.8 million for the same period of 2006. Effective June 1, 2006 the Company did not renew the quota share reinsurance treaty in its surety line, resulting in an increase in net retentions and, as a result, an increase in net premiums earned. The increase in surety premiums is also due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market.

Alternative Risk Transfer.

Specialty Programs. Net premiums earned increased 28% to $12.4 million for the six months ended June 30, 2007 as compared to $9.7 million for the same period of 2006. Net premiums earned increased due primarily to increased retention levels, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits.

Fee Income Earned. Fee income earned on fully funded policies increased 46% to $1.3 million for the six months ended June 30, 2007 as compared to $0.9 million for the same period of 2006. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as the decline in traditional insurance pricing provides a cost effective alternative to self-insurance.

The Company introduced a partially funded product in 2006 to complement the fully funded product. This product is used for entities that want to self-insure a portion of their risk and combines a level of underwriting risk with a self-insured component. This is a new product and no fees have been earned in 2007.

Assumed Reinsurance. The Company, through its Bermuda based reinsurance operation, assumes specialty property and casualty business from unaffiliated insurers and reinsurers. For the first six months of 2007, the Company has entered into small participations on several treaties, including treaties covering directors and officers’ liability, property catastrophe and excess auto liability. This line of business generated $3.2 million in net premiums earned for the six months ended June 30, 2007.

Net Investment Income

Net investment income increased 59% to $14.7 million for the six months ended June 30, 2007 as compared to $9.3 million for the same period of 2006, due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $560.9 million at June 30, 2007 from $440.3 million at June 30, 2006, reflecting $53 million of proceeds from the Company’s secondary equity offering in June 2006 and positive cash flow from operations. The average pre-tax and after-tax investment yields were 5.2% and 4.4% compared to 4.2% and 3.5% for the six months ended June 30, 2007 and 2006 respectively.

Net Realized Gains (Losses)

Net realized gains from the sale of investments decreased to a net loss of $8,000 for the six months ended June 30, 2007, compared to net gains of $360,000 for the same period of 2006. The Company, from time to time, may sell securities to fund the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses

The Company’s loss and loss adjustment expense ratio remained relatively flat at 61.2% for the six months ended June 30, 2007 compared to 61.7% for the same period of 2006. In 2006, the accrual of $1.8 million of reinstatement premiums resulting from the settlement of a prior year claim negatively impacted net premium earned, which in turn negatively impacted the loss ratio. In addition in 2006, the Company experienced adverse loss development of $688,000. This development was primarily related to a prior year New York claim. In 2007, due to the softening market, the Company increased its expected loss ratio.

Acquisition Expenses

Policy acquisition expenses are amounts that are paid to producers of premiums. These expenses are affected in part by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the affect of lowering acquisition expenses. Policy acquisition expenses remained flat at $13.8 million for the six months ended June 30, 2007, compared to $13.4 million for the same period of 2006, and, as a percentage of net premiums earned, decreased to 17.8% for the six months ended June 30, 2007 compared to 19.2% for the same period in 2006. The decrease in the acquisition expense ratio is due to increased retentions, the change in mix of business in the Company’s premium writings and lowered net premiums earned in 2006 as the Company accrued $1.8 million in reinstatement premiums.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety RRG. The minority interest expense was $124,000 for the six months ended June 30, 2007, compared to ($511,000) for the same period of 2006. The driver of the change was that, in 2006, American Safety RRG included in expenses $764,000 related to the settlement of a prior year claim.

Payroll and Other Expenses

Payroll and other expenses increased 12.7% to $14.8 million for the six months ended June 30, 2007, compared to $13.1 million for the same period of 2006. The change is due to an increase in head count, which is primarily related to the addition of a claims handling office in California and an underwriting office in New Jersey, normal annual salary increases and increases in rent expense, depreciation expense and costs associated with the relocation of our U.S. subsidiaries.

Income Taxes

Income tax expense for the first six months of 2007 was $1.1 million or 7.2% of pre-tax income, compared to $615,000 or 6.6% of pre-tax income for the same period of 2006. In 2006, the tax rate was lower due to the settlement of a prior year claim, resulting in a $2.8 million pre-tax charge incurred by the Company’s U.S. subsidiaries.

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

        Net cash provided from operations was $45.7 million for the six months ended June 30, 2007 and $32.3 million for the same period of 2006. This increase primarily was attributable to higher net investment income and lower loss payments, which decreased to $6.4 million for the six months ended June 30, 2007 from $22.2 million for the same period of 2006.

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

Income Taxes

        We are incorporated under the laws of Bermuda and, under current Bermuda law, do not pay Bermuda taxes based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. We, exclusive of our United States subsidiaries, do not consider ourselves to be engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

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

Forward-Looking Statements

        Certain statements in this report are forward-looking statements within the meaning of U.S. securities laws. You can generally identify these statements by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives or other variations or similar terminology. Forward-looking statements relate to, among other things:

o	conditions in the insurance markets served by the Company as well as general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our insurance products and services, the market value of our investments and the lapse rate and profitability of our policies;

o	the availability and terms of future strategic acquisitions;

o	changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products;

o	legal or regulatory changes or actions, including those relating to the underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and services;

o	our ability to maintain or improve our current rating by A.M. Best Company ("A.M. Best");

o	expectations regarding the adequacy of our reserves for losses and loss adjustment expenses;

o	our ability to leverage our relationships with producers;

o	our areas of projected growth, growth opportunities and growth strategy;

o	our ability to expand our information technology capabilities;

o	the diversification of our insurance risk portfolio; and

o	our future liquidity requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        For a in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2006 and “Part II Other Information”, Item 1A-Risk Factors” herein.

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

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

        We, through our subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

        City Automotive and Oak Services. The plaintiffs in these two cases were dealers and marketers of extended vehicle service contracts insured by National Warranty Risk Retention Group. As previously disclosed, we entered into an arbitration agreement with the plaintiffs in exchange for a dismissal of all ASI parties from the pending litigation. The arbitration agreement provided for a floor and a ceiling on the amount that the arbitrators might ultimately award. As a result of mediation conducted on May 18, 2007, we settled all claims of City Automotive and Oak Services. The settlement amount was within the range of limits set by the arbitration agreement and was fully reserved.

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

We filed an appeal in December 2005, and oral argument on our appeal was heard on December 5, 2006. On May 18, 2007, the District Court of Appeal of the State of Florida, Fifth District, reversed the judgment against the Company. The plaintiffs filed a motion for rehearing with the Appeals Court, which motion was denied by the Court on July 6, 2007.

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

The risks we underwrite are concentrated in relatively few industries and/or with limited geographic dispersion.

        We focus much of our underwriting on specialty risks in the construction and environmental remediation industries and our construction business has been concentrated in the western states. For the year ended June 30, 2007, approximately 51.1% of our gross premiums written were in these two industries and we have experienced a significant decline in our western states construction business. We plan to increase our retention of risk in these areas. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries or geographic locations. Similarly, a significant incident impacting one of these industries or the western states that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

Policy pricing in our industry is cyclical, and our financial results are impacted by that cyclicality.

        The property and casualty insurance industry has historically been a cyclical industry consisting of both “soft market” periods and “hard market” periods. During soft market periods, insurers tend to be more aggressive in writing policies and competitive in the pricing of those policies. Hard market periods are characterized by shortages of underwriting capacity and high premium rates. Beginning in 2000, we believe our industry experienced a hardening market, reflected by increasing rates and more restrictive coverage terms. These trends appeared to have started slowing in 2004. We believe the industry is now in a soft market where pricing generally has become more competitive and policy terms and conditions have become less restrictive. Therefore, we may not be able to achieve our growth and profitability goals. Because this cyclicality is due in large part to the economy, the particular needs of insureds and the actions of our competitors, we cannot predict the timing or duration of changes in the insurance market cycle.

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

        Notwithstanding these efforts, the establishment of appropriate reserves for losses and loss adjustment expenses reserves is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist or where the risks insured are long-tail in nature in that claims that have occurred may not be reported to us for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable, which may cause our reserve estimates for this business line to be more volatile. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we have increased our risk retention. For example, during the last two years, we increased our loss reserves as a result of litigation matters specifically related to our construction lines policies and policies written on runoff lines, which lowered our net earnings and shareholders’ equity during these periods.

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

        From time to time, we are subject to lawsuits and other claims arising out of our business operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual, or a sufficient accrual, for damages or expenses.

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

        We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the six months ended June 30, 2007, the fair value of our investment portfolio was $570.5 million and our income derived from these assets was $14.7 million, or 95.1% of our pre-tax earnings. Our investment portfolio is subject to various risks, including:

o	credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

o	interest rate risk, which is the risk that our invested assets may decrease in value due to changes in interest rates;

o	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices; and

o	duration risk, which is the riskthat our invested assets may not adequately match the duration of our insurance liabilities.

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

                                         -36-

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
                                     2002

                           32.1      Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                                     2002

                           32.2      Certification  Pursuant to § 906 of the  Sarbanes-Oxley Act of
                                     2002

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August 2007.

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