Form 10-Q
period 2007-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2007-11-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
“OR”

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 5, 2007 was 10,722,757.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Investments:
Fixed maturity securities available for sale	$535,330,483	$490,031,666
Common stock, at fair value	20,814,079	12,402,957
Preferred stock, at fair value	6,592,888	8,118,060
Short-term investments	28,598,329	40,605,672

Total investments	591,335,779	551,158,355

Cash and cash equivalents	23,545,326	11,293,296
Accrued investment income	5,381,638	4,299,678
Premiums receivable	31,351,908	21,747,908
Ceded unearned premium	30,262,974	35,897,446
Reinsurance recoverable	173,155,700	185,010,493
Deferred income taxes	10,585,502	10,115,869
Deferred policy acquisition costs	15,395,120	12,402,764
Property, plant and equipment	8,746,607	5,644,629
Other assets	9,182,239	9,560,230

Total assets	$898,942,793	$847,130,668

See accompanying notes to consolidated financial statements (unaudited).

	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and Shareholders’ Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$476,863,098	$439,673,496
Unearned premiums	110,651,542	115,197,804
Ceded premiums payable	21,031,030	25,462,908
Deferred Revenues	975,196	1,192,705
Accounts payable and accrued expenses	8,724,490	11,810,962
Deferred rent	1,818,919	—
Loans payable	38,514,309	38,138,804
Funds held	17,182,882	16,328,609
Minority Interest	3,295,341	3,175,200

Total liabilities	679,056,807	650,980,488

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2007, 10,718,257 and December 31, 2006, 10,554,200 shares	107,182	105,542
Additional paid-in capital	106,548,122	104,514,200
Retained earnings	112,399,567	90,989,550
Accumulated other comprehensive income, net	831,115	540,888

Total shareholders’ equity	219,885,986	196,150,180

Total liabilities and shareholders’ equity	$898,942,793	$847,130,668

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Earnings
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Direct premiums earned	$52,211,331	$55,588,691	$162,613,244	$164,663,077
Assumed premiums earned	2,372,544	135,000	5,537,696	135,000
Ceded premiums earned	(18,012,022)	(17,152,022)	(53,810,894)	(56,271,814)

Net premiums earned	36,571,853	38,571,669	114,340,046	108,526,263

Net investment income	7,790,710	6,001,675	22,496,605	15,271,388
Net realized (losses) gains	(80,852)	(8,692)	(88,624)	351,123
Fee income	411,129	450,365	1,675,047	1,317,275
Other income	17,873	5,966	50,049	36,564

Total revenues	44,710,713	45,020,983	138,473,123	125,502,613

Expenses:
Losses and loss adjustment expenses	21,012,676	23,526,279	68,586,303	66,693,776
Acquisition expenses	7,185,279	7,038,445	21,031,182	20,460,863
Payroll and related expenses	4,319,713	4,360,605	12,995,958	11,894,758
Real estate expenses	25,077	54,979	319,211	224,480
Other expenses	3,440,634	3,422,802	9,579,215	9,037,918
Interest expense	846,109	838,999	2,484,275	2,579,668
Minority interest	26,178	48,102	150,266	(463,528)

Total expenses	36,855,666	39,290,211	115,146,410	110,427,935

Earnings before income taxes	7,855,047	5,730,772	23,326,713	15,074,678
Income taxes	808,906	343,151	1,916,696	958,926

Net earnings	$7,046,141	$5,387,621	$21,410,017	$14,115,752

Net earnings per share:
Basic	$0.66	$0.52	$2.02	$1.74

Diluted	$0.64	$0.50	$1.95	$1.67

Weighted Average number of shares outstanding:
Basic	10,709,996	10,438,692	10,624,416	8,116,056

Diluted	11,044,340	10,782,087	10,938,607	8,477,697

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
Cash flow from operating activities:
Net earnings	$21,410,017	$14,115,752
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized losses (gains) on investments	88,624	(351,123)
Depreciation expense	2,080,462	1,423,513
Noncash rent expense	409,579	—
Stock based compensation expense	394,779	453,710
Amortization of deferred acquisition costs, net	(2,992,356)	(1,279,546)
Amortization of premiums on investments	328,207	1,279,296
Deferred income taxes	(40,717)	(338,493)
Change in:
Accrued investment income	(1,081,960)	(897,274)
Premiums receivable	(9,604,000)	(2,899,871)
Reinsurance recoverable	11,854,793	10,197,519
Ceded unearned premiums	5,634,472	(2,832,328)
Funds held	854,273	4,213,801
Unpaid losses and loss adjustment expenses	37,189,602	15,079,263
Unearned premiums	(4,546,262)	11,040,179
Ceded premiums payable	(4,431,878)	447,900
Deferred revenues	(217,509)	(353,295)
Accounts payable and accrued expenses	(2,846,510)	(1,724,458)
Other, net	611,092	(2,081,655)

Net cash provided by operating activities	$55,094,708	$45,492,890

Cash flow from investing activities:
Purchases of fixed maturities	(175,182,921)	(183,944,819)
Purchases of common stock	(7,736,877)	(3,877,663)
Proceeds from sale (Purchases) of preferred stock	997,440	(4,405,720)
Proceeds from sale of fixed maturities	129,198,373	71,504,766
Proceeds from sale of common stock	276,157	1,771,717
Decrease (increase) in short-term investments	12,007,343	10,944,370
Purchase of fixed assets	(3,773,100)	(2,093,224)

Net cash used in investing activities	$(44,213,585)	$(110,100,573)
See accompanying notes to consolidated financial statements. (unaudited)
Continued on page 5

Continued from page 4
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow (Continued)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
Cash flow from financing activities:
Proceeds from issuance of common stock	$1,370,907	$54,123,029

Net cash provided by financing activities	1,370,907	54,123,029

Net increase (decrease) in cash and cash equivalents	12,252,030	(10,484,654)
Cash and cash equivalents at beginning of period	11,293,296	23,289,927

Cash and cash equivalents at end of period	$23,545,326	$12,805,273

Supplemental disclosure of cash flow:
Income taxes paid	$—	$2,841,845

Interest paid	$2,358,831	$2,422,137

Non-cash activity (1)
Fixed asset additions	$1,409,340	$—

Deferred rent	$1,409,340	$—

(1)	Represents tenant build out allowance and future reduction in rent over the term of the lease.
See accompanying notes to consolidated financial statements. (unaudited)

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$7,046,141	$5,387,621	$21,410,017	$14,115,752
Other comprehensive income before income taxes:

Unrealized gains on securities available for sale, net of minority interest of $64,385 and $339,507 for the three months ended September 30, 2007 and 2006, respectively, and $(30,123) and $(67,028) for the nine months ended September 30, 2007 and 2006, respectively	5,084,171	10,986,257	99,953	(73,173,007

Unrealized losses on hedging transactions	(109,932)	(168,344)	(206,378)	(63,961)

Reclassification adjustment for realized losses (gains) and included in net earnings	75,819	(39,506)	83,972	(399,321)

Total other comprehensive loss before taxes	5,050,058	10,778,407	(22,453)	2,709,725

Income tax expense (benefit) related to items of other comprehensive income, net of minority interest of $(38,380)and $132,821 for the three months ended September 30, 2007 and 2006 respectively, and $(63,402) and $(6,400) for the nine months ended September 30, 2007 and 2006, respectively	(732,167)	2,129,781	(312,680)	389,304

Other comprehensive income net of income taxes	4,317,891	8,648,626	290,227	2,320,421

Total comprehensive income	$11,364,032	$14,036,247	$21,700,244	$16,436,173

See accompanying notes to consolidated financial statements. (unaudited)

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007
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
     The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Note 3 — Nature of Operations
     We are a specialty insurance and reinsurance company that provides customized insurance and reinsurance products and solutions to small and medium-sized business in industries that we believe are underserved by the standard market. For over twenty years we have developed specialized insurance coverages and alternative risk transfer products not generally available to our customers in the standard insurance market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks, construction risks and other specialty risks, as well as in developing programs for other specialty classes of risks and providing reinsurance. See Part II — Other Information, Item 1A for risks facing the Company.

Note 4 — Investments
     The amortized cost and estimated fair values of the Company’s investments at September 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2007:
Securities available for sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$102,686,994	$597,592	$397,733	$102,886,853
States of the U.S. and political subdivisions of the States	7,557,968	26,633	259,467	7,325,134
Corporate securities	194,492,329	1,434,916	2,125,715	193,801,530
Combined mortgage & asset backed securities *	233,384,574	582,112	2,649,720	231,316,966

Total fixed maturities:	$538,121,865	$2,641,253	$5,432,635	$535,330,483

Common stock	$17,746,427	$3,575,657	$508,005	$20,814,079

Preferred stock	$6,912,120	$—	$319,232	$6,592,888

Total	$562,780,412	$6,216,910	$6,259,872	$562,737,450

December 31, 2006:
Securities available for sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$123,390,583	$368,236	$1,378,807	$122,380,012
States of the U.S. and political subdivisions of the States	7,584,447	42,338	238,041	7,388,744
Corporate securities	131,469,859	814,574	812,477	131,471,956
Combined mortgage & asset backed securities *	230,080,072	731,214	2,020,332	228,790,954

Total fixed maturities:	$492,524,961	$1,956,362	$4,449,657	$490,031,666

Common stock	$10,258,638	$2,491,431	$347,112	$12,402,957

Preferred stock	$7,906,620	$221,830	$10,390	$8,118,060

Total	$510,690,219	$4,669,623	$4,807,159	$510,552,683

*	Comprised of $184 million in AAA mortgages backed by the U.S. Government

Note 5 — Segment Information
     We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four additional segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into six business lines: property, environmental, construction, non-construction, excess and surety. ART is further classified into two business lines: specialty programs and fully funded. Run-off includes lines of business that we no longer write. Prior year amounts have been reclassified to conform to the current year presentation.
     Within the E&S sub segment, our environmental insurance coverages protect against environmental exposures for contractors in the environmental remediation industry and property owners. Our Property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Non-construction offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.
     In our Assumed Re segment, the Company assumes specialty property and casualty business from affiliated and unaffiliated insurers and reinsurers.
     In our ART segment, Specialty Programs facilitate the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral so as to fully self-insure their risks. In addition we offer a partially funded product complementing our fully funded product and allowing our customers to partially self-insure their risks. We are paid a fee for arranging this type of transaction and, in the case of partially funded business, we may assume some underwriting risks.
     Our Run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.
     The Other segment consists of amounts associated with realized gains and losses on investments.

     The following table presents key financial data by segment for the three months ended September 30, 2007 and September 30, 2006 (in thousands of $ US):

	Insurance										Other	Total
							Assumed
	E&S						Re	ART		Runoff
				Non-				Specialty
September 30, 2007	Prop	Env.	Const.	Const.	Excess	Surety		Programs	FF
Gross premiums written	1,050	11,391	14,481	899	1,756	1,645	4,188	14,920	—	—	—	50,330
Net premiums written	862	6,195	9,382	730	192	1,633	4,188	8,938	—	—	—	32,120
Net premiums earned	223	9,558	14,339	626	187	1,697	2,373	7,568	—	—	—	36,571
Fee income earned	—	—	—	—	—	—	—	—	411	—	—	411
Losses & loss adjustment expenses	145	5,663	8,595	407	122	594	1,630	3,856	—	—	—	21,012
Acquisition expenses	36	2,503	3,137	48	(95)	455	734	367	—	—	—	7,185
Underwriting profit	41	1,393	2,607	171	160	648	8	3,347	411	—	—	8,786
Income tax expense (benefit)	—					848					(39)	809
Net earnings (loss)	—					7,113					(67)	7,046

	Insurance										Other	Total
							Assumed
	E&S						Re	ART		Runoff
				Non-				Specialty
September 30, 2006	Prop	Env.	Const.	Const.	Excess	Surety		Programs	FF
Gross premiums written	—	12,404	26,204	733	881	1,132	—	20,241	—	—	—	61,595
Net premiums written	—	9,869	25,325	50	123	1,048	—	5,617	—	—	—	42,032
Net premiums earned	—	9,947	23,151	155	139	720	—	4,460	—	—	—	38,572
Fee income earned	—	—		—	—	—	—	—	450	—	—	450
Losses & loss adjustment expenses	—	3,823	16,952	116	84	253	—	2,298	—	—	—	23,526
Acquisition expenses	—	2,700	4,135	(8)	(44)	156	—	99	—	—	—	7,038
Underwriting profit	—	3,424	2,064	47	99	311	—	2,063	450	—	—	8,458
Income tax expense (benefit)	—					118					(225)	343
Net earnings (loss)	—					5,676					(288)	5,388

     The following table presents key financial data by segment for the nine months ended September 30, 2007 and September 30, 2006 (in thousands of $ US):

	Insurance										Other	Total
							Assumed
	E&S						Re	ART		Runoff
				Non-				Specialty
September 30, 2007	Prop	Env.	Const.	Const.	Excess	Surety		Programs	FF
Gross premiums written	1,283	36,374	47,403	3,758	4,952	4,431	15,699	49,705	—	—	—	163,605
Net premiums written	1,018	26,305	41,896	2,159	608	4,370	15,699	23,372	—	—	—	115,427
Net premiums earned	229	29,108	53,600	1,569	598	3,768	5,538	19,930	—	—	—	114,340
Fee income earned									1,675	—	—	1,675
Losses & loss adjustment expenses	149	16,972	33,570	1,020	389	1,318	3,822	11,346	—	—	—	68,586
Acquisition expenses	36	7,385	10,388	28	(282)	990	1,379	1,107	—	—	—	21,031
Underwriting profit	44	4,751	9,642	521	491	1,460	336	7,478	1,675	—	—	26,398
Income tax expense (benefit)	—						2,076				(159)	1,917
Net earnings (loss)	—						21,659				(249)	21,410
Assets	—						898,628				315	898,943
Equity	—						219,935				(49)	219,886

	Insurance										Other	Total
							Assumed
	E&S						Re	ART		Runoff
				Non-				Specialty
September 30, 2006	Prop	Env.	Const.	Const.	Excess	Surety		Programs	FF
Gross premiums written	—	39,289	72,952	1,280	2,350	3,087	—	56,880	—	—	—	175,838
Net premiums written	—	29,676	68,543	597	505	2,131	—	15,606			—	117,058
Net premiums earned	—	27,306	65,023	179	378	1,503	—	14,138	—	—	—	108,527
Fee income earned	—	—	—	—	—	—	—	—	1,317	—	—	1,317
Losses & loss adjustment expenses	—	13,997	43,975	116	227	529	—	8,150	—	(300)	—	66,694
Acquisition expenses	—	7,712	12,299	(8)	(94)	308	—	244	—	—	—	20,461
Underwriting profit	—	5,597	8,749	71	245	666	—	5,744	1,317	300	—	22,689
Income tax expense	—						724				235	959
Net earnings (loss)	—						14,223				(107)	14,116
Assets	—						793,243				1,496	794,739
Equity	—						189,469				246	189,715

     Our Bermuda corporations conduct business in Bermuda and our U.S. corporations conduct business in the U.S. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the types of investments, capital requirements, solvency monitoring, pricing, corporate taxation, etc.
     The following provides key measurable information about the geographic segments for the three months ended September 30, 2007 and September 30, 2006 (in thousands of $ US):

September 30, 2007	United States	Bermuda	Total
Income tax	809	—	809
Net earnings	1,560	5,486	7,046

September 30, 2006	United States	Bermuda	Total
Income tax	343	—	343
Net earnings	(174)	5,562	5,388
     The following table provides key financial data about the geographic segments for the nine months ended September 30, 2007 and September 30, 2006 (in thousands of $ US):

September 30, 2007	United States	Bermuda	Total
Income tax	1,917	0	1,917
Net earnings	3,683	17,727	21,410
Assets	524,105	374,838	898,943
Equity	72,256	147,630	219,886

September 30, 2006	United States	Bermuda	Total
Income tax	959	—	959
Net earnings	2,577	11,539	14,116
Assets	526,431	268,308	794,739
Equity	62,335	127,380	189,715

Note 6 — Income Taxes
     Total income tax expense for the periods ended September 30, 2007 and 2006 was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Tax expense attributable to:
Income from continuing operations	$808,906	$343,151	$1,916,696	$958,926
Change in unrealized gains/(losses) on hedging transactions	(37,377)	(56,897)	(70,168)	(21,747)

Change in unrealized gains/(losses) on securities available for sale	731,164	2,319,499	(305,914)	404,651

Total	$1,502,693	$2,605,753	$1,540,614	$1,341,830

     United States federal and state income tax expense (benefit) from continuing operations consists of the following components:

			Change in Valuation
	Current	Deferred	Allowance	Total
Three months ended:
September 30, 2007	$634,297	$96,662	$77,947	$808,906
September 30, 2006	$21,212	$321,939	$—	$343,151

Nine months ended:
September 30, 2007	$2,010,246	$(40,717)	$(52,833)	$1,916,696
September 30, 2006	$1,471,009	$(512,083)	$—	$958,926
     The state income tax benefit aggregated $979 and $3,286 for the three months ended September 30, 2007 and 2006, respectively, and $9,408 and $9,000 for the nine months ended September 30, 2007 and 2006, respectively, and is included in the current provision.

     Income tax expense for the periods ended September 30, 2007 and 2006 differed from the amounts computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected income tax expense	$2,670,712	$1,948,462	$7,931,082	$5,125,391
Foreign earned income not subject to U.S. taxation	(1,865,357)	(1,891,168)	(6,027,236)	(3,923,361)
Change in Valuation allowance	77,947	—	(52,833)	—
State taxes and other	(74,396)	285,857	65,683	(243,104)

Income Tax Expense	$808,906	$343,151	$1,916,696	$958,926

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
Note 7 — Employee Stock Options
     The Company’s stock option plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2006. During the first nine months of 2007, the Company granted 67,500 options compared to 50,500 for the same period of 2006. No options were granted for the three months ended September 30, 2007 and 2006 respectively.
The Company started applying the recognition and measurement principles of SFAS No. 123R, Share Based Payment, in the first quarter of 2006. For the three months ended September 30, 2007 and 2006, stock based compensation expense was $126,006 and $154,469, respectively. Stock based compensation expense was $394,779 and $453,710 for the first nine months of 2007 and 2006, respectively, and is reflected in Net earnings under Payroll and related expenses.

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
     We segregate our business into insurance operations and other, with the insurance operations segment further classified into four additional segments: excess and surplus lines, alternative risk transfer, assumed reinsurance and runoff. The excess and surplus lines segment is then further classified into six business lines: property, environmental, construction, surety, non-construction and excess. The alternative risk transfer segment is further classified into three business lines: specialty programs and fully funded and partially funded. Assumed reinsurance, which began operations in the first quarter of 2007, consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers. Our run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines. Our other segment consists of amounts associated with realized gains and losses on investments.
     The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

     The following table sets forth the Company’s consolidated revenues:

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Variance	September 30,		Variance
	2007	2006		2007	2006

Net premiums written:
Excess and Surplus Lines
Environmental	$6,195	$9,869	(37.2)%	$26,305	$29,676	(11.4)%
Construction	9,382	25,325	(63.0)	41,896	68,543	(38.9)
Non-construction	730	50	1,359.2	2,159	597	261.6
Property	862	—	—	1,018	—	—
Excess	192	123	55.3	608	505	20.4
Surety	1,633	1,048	55.7	4,370	2,131	105.1

Total	18,994	36,415	(47.8)	76,356	101,452	(24.8)
Alternative Risk Transfer
Specialty Programs	8,938	5,617	51.5	23,372	15,606	49.8

Assumed Reinsurance	4,188	—	—	15,699	—	—

Total net premiums written	$32,120	$42,032	24.1%	$115,427	$117,058	1.4%

Net premiums earned:
Excess and Surplus Lines
Environmental	$9,558	$9,947	(3.9)%	$29,108	$27,306	6.6%
Construction	14,339	23,151	(38.1)	53,600	65,023	(17.6)
Non-construction	626	155	303.9	1,569	179	776.5
Property	223	—	—	229	—	—
Excess	187	139		598	378	58.2
Surety	1,697	720	135.7	3,768	1,503	150.7

Total	$26,630	$34,112	(21.9)	$88,872	$94,389	(5.8)
Alternative Risk Transfer
Specialty Programs	7,568	4,460	69.7	19,930	14,138	41.0

Assumed Reinsurance	2,373	—	—	5,538	—	—

Total net premiums earned	$36,571	$38,572	(5.2)%	$114,340	$108,527	5.4%
Net investment income	7,791	6,002	29.8	22,497	15,271	47.3
Net realized gains (losses)	(81)	(9)	900.0	(89)	351	(125.4)
Fee income	411	450	8.7	1,675	1,317	27.2
Other income	18	6	(200.0)	50	37	35.1

Total Revenues	$44,711	$45,021	(.7%)	$138,473	$125,503	10.3%

     The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Insurance operations:
Loss and loss adjustment expense ratio	57.5%	61.0%	60.0%	61.5%
Expense ratio	37.8%	35.7%	35.1%	35.6%

Combined ratio	95.3%	96.7%	95.1%	97.0%

Three Months Ended September 30, 2007 compared to
Three Months Ended September 30, 2006
Effective July 1, 2007 the Company entered into an excess of loss reinsurance treaty on its casualty line of business increasing third quarter net earnings by approximately $170,000. The treaty provides more flexibility in adding new programs and products, reduces volatility in our results and improves underwriting results as we cede losses. The treaty also impacted net premiums written, net premiums earned, losses and loss adjustment expenses incurred and cash flow from operations. The table below shows the impact on each of these items by line of business.

		(In Millions)
			Losses and
	Net	Net	Loss		Under-
	Premiums	Premiums	Adjustment	Acquisition	writing
	Written	Earned	Expenses	Expenses	Profit
Construction	$(5.1)	$(3.1)	$(2.8)		$(0.3)
Environmental	(2.4)	(0.4)	(0.7)		0.3
Non-construction	0.3	0	(0.1)		0.1
Programs	2.9	0.5	0.2	0.2	0.1

	$(4.3)	$(3.0)	$(3.4)	$0.2	$0.2

Net cash flow from operations was negatively impacted by approximately $5 million due to funding requirements of the new treaty.

Net Premiums Earned
Excess and Surplus Lines
Environmental. Net premiums earned decreased 3.9% to $9.6 million for the three months ended September 30, 2007, compared to $9.9 million for the same period 2006 primarily due to the impact of the reinsurance treaty. The Company has also experienced rate declines in the environmental line in 2007.
Construction. Net premiums earned decreased 38.1% to $14.3 million for the three months ended September 30, 2007, compared to $23.2 million for the same period in 2006. Prior to the new reinsurance treaty, the Company retained 100% of its construction premium. In the third quarter of 2007, $3.1 million of earned premium was ceded to the treaty. During the quarter, the Company continued to experience a significant decline in its western states book of business due primarily to increased competition, partially offset by geographic diversification outside of western states. The principal reason driving the decline was lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums. In addition construction premiums were further impacted by rate declines.
Non-Construction. Net premiums earned increased to $626,000 for the three months ended September 30, 2007, compared to $155,000 for the same period in 2006. This product began production in the second half of 2006. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.
Property. The Company’s property general liability line, which began production in June 2007, produced $223,000 in net premiums earned for the three months ended September 30, 2007.
Excess. Net premiums earned increased 34.5% to $187,000 for the three months ended September 30, 2007 as compared to $139,000 for the same period of 2006. The Company’s excess product offering is focused primarily in the construction and products liability areas. The addition of a new underwriting team in Middletown, New Jersey has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.
Surety. Net premiums earned increased 135.7% to $1.7 million for the three months ended September 30, 2007 as compared to $0.7 million for the same period of 2006. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market.

Alternative Risk Transfer
Specialty Programs. Net premiums earned increased 69.7% to $7.6 million for the three months ended September 30, 2007 as compared to $4.5 million for the same period in 2006. Net premiums earned increased primarily due to increased retention levels, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits.
Fully Funded. Fee income earned on fully funded policies decreased 8.7% to $411,000 for the three months ended September 30, 2007 as compared to $450,000 for the same period of 2006. The Company has seen some adverse impact from the overall market softening in its production efforts in this line as declines in traditional insurance pricing provides a cost effective alternative to self-insurance.
Assumed Reinsurance.
Effective January 1, 2007 the Company, through its Bermuda based reinsurance operation, assumes specialty property and casualty business from unaffiliated insurers and reinsurers. For the three months ended September 30, 2007 the Company generated $2.4 million in net premiums earned in this line of business. The Company has entered into small participations on several treaties, covering directors and officers’ liability, professional liability, general liability, property catastrophe and excess auto liability.
Net Investment Income
Net investment income increased 29.8% to $7.8 million for the three months ended September 30, 2007 as compared to $6.0 million for the same period of 2006. This increase was due to an increase in invested assets and higher investment yields. Average invested assets increased to $580.9 million at September 30, 2007 from $502.1 million at September 30, 2006 due to a secondary offering in June 2006, which raised $53 million, and positive cash flows from operations. The average pre-tax and after-tax investment yields were 5.4% and 4.5% compared to 4.8% and 4.1% for the three months ended September 30, 2007 and 2006, respectively.
Net Realized Gains (Losses)
Net realized losses from the sale of investments increased to $81,000 for the three months ended September 30, 2007, compared to $9,000 for the same period of 2006. The Company, from time to time, may sell securities to fund the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses
The 2007 losses and loss adjustment expenses totaled $21.0 million compared to $23.5 million in 2006 due to lower net earned premiums caused by the $3.4 million of premium ceded under the reinsurance treaty. The 2007 loss ratio was 57.5% compared to 61.0% in 2006.
Acquisition Expenses
Policy acquisition expenses are amounts that are paid to producers of premiums. These expenses are offset in part by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses increased to $7.2 million for the three months ended September 30, 2007 as compared to $7.0 million for the same period of 2006, and, as a percentage of net premiums earned, increased to 19.6% for the three months ended September 30, 2007, compared to 18.2% for the same period of 2006. The increase in acquisition expenses is primarily due to the elimination of ceding commission from the new reinsurance treaty.
Minority Interest Expense
Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety RRG. The minority interest expense was $26,000 for the three months ended September 30, 2007, compared to $47,000 for the same period of 2006.
Payroll and Other Expenses
Payroll and other expenses were flat at $7.8 million for the three months ended September 30 in each of 2007 and 2006.
Income Taxes
Income tax expense for the three months ended September 30, 2007 was 10.3% of pre-tax income as compared to 6.0% for the same period of 2006. The higher tax rate is primarily due to increased commissions ceded to the new reinsurance treaty, resulting in a smaller percentage of the Company’s profits being earned in Bermuda.

Nine Months Ended September 30, 2007 compared to
Nine Months Ended September 30, 2006
Net Premiums Earned
Excess and Surplus Lines.
Environmental. Net premiums earned increased 6.6% to $29.1 million for the nine months ended September 30, 2007, as compared to $27.3 million for the same period of 2006. The accrual of $1.8 million of reinstatement premiums resulting from the settlement of a prior year claim negatively impacted net premiums earned in 2006. Without this 2006 accrual, net premiums earned were essentially flat period to period.
Construction. Net premiums earned decreased 17.6% to $53.6 million for the nine months ended September 30, 2007 as compared to $65.0 million for the same period in 2006. The Company has seen a significant decline in its western states book of business, partially offset by geographic diversification efforts. The principal reason driving the decline was lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums also contributed to the decline. This line was further impacted by rate declines. In addition, the Company ceded $3.1 million of earned premium to the new reinsurance treaty. Prior to July 1, 2007, the Company retained 100% of this premium.
Non-Construction. Net premiums earned increased to $1,569,000 for the nine months ended September 30, 2007 as compared to $179,000 for the same period of 2006. This product began operation in the second half of 2006. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.
Property. The Company’s property general liability line, which began production in June 2007, produced $229,000 in net premiums earned for the nine months ended September 30, 2007.
Excess. Net premiums earned increased 58.2% to $598,000 for the nine months ended September 30, 2007 as compared to $378,000 for the same period of 2006. The Company’s excess product offering is focused primarily in the construction and product liability areas. The addition of the underwriting team in New Jersey in 2006 has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.
Surety. Net premiums earned increased 150.7% to $3.8 million for the nine months ended September 30, 2007 as compared to $1.5 million for the same period of 2006. Effective June 1,

2006 the Company did not renew the quota share reinsurance treaty in its surety line, resulting in an increase in net retentions and, as a result, an increase in net premiums earned. The increase in surety premiums is also due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market.
Alternative Risk Transfer.
Specialty Programs. Net premiums earned increased 41.0% to $20.0 million for the nine months ended September 30, 2007 as compared to $14.1 million for the same period of 2006. Net premiums earned increased due primarily to increased retention levels, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits.
Fully Funded. Fee income earned on fully funded policies increased 27.2% to $1.7 million for the nine months ended September 30, 2007 as compared to $1.3 million for the same period of 2006. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as the decline in traditional insurance pricing provides a cost effective alternative to self-insurance.
Assumed Reinsurance.
Effective January 1, 2007 the Company, through its Bermuda based reinsurance operation, assumes specialty property and casualty business from unaffiliated insurers and reinsurers. For the first nine months of 2007, the Company has entered into small participations on several treaties, including treaties covering directors and officers’ liability, professional liability, general liability, property catastrophe and excess auto liability. This line of business generated $5.5 million in net premiums earned for the nine months ended September 30, 2007.
Net Investment Income
Net investment income increased 47.3% to $22.5 million for the nine months ended September 30, 2007 as compared to $15.3 million for the same period of 2006, due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $571.2 million at September 30, 2007 from $461.9 million at September 30, 2006, reflecting $53 million of proceeds from the Company’s secondary equity offering in June 2006 and positive cash flow from operations. The average pre-tax and after-tax investment yields were 5.3% and 4.4%, compared to 4.6% and 3.9% for the nine months ended September 30, 2007 and 2006, respectively.

Net Realized Gains (Losses)
The sale of investments generated a net loss of $89,000 for the nine months ended September 30, 2007, compared to net gains of $351,000 for the same period of 2006. The Company, from time to time, may sell securities to fund the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.
Losses and Loss Adjustment Expenses
The Company’s loss and loss adjustment expense ratio decreased to 60.0% for the nine months ended September 30, 2007 compared to 61.5% for the same period of 2006. In 2006, the accrual of $1.8 million of reinstatement premiums resulting from the settlement of a prior year claim negatively impacted year-to-date net premium earned, which in turn negatively impacted the loss ratio. In addition in 2006, the Company experienced adverse loss development of $688,000. This development was primarily related to a prior year New York claim. In 2007, due to the softening market, the Company increased its current year expected loss ratio.
Acquisition Expenses
Policy acquisition expenses are amounts that are paid to producers of premiums. These expenses are affected in part by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the affect of lowering acquisition expenses. Policy acquisition expenses increased to $21.0 million for the nine months ended September 30, 2007, compared to $20.5 million for the same period of 2006, and, as a percentage of net premiums earned, decreased to 18.4% for the nine months ended September 30, 2007 compared to 18.9% for the same period in 2006. The decrease in the acquisition expense ratio is due to increased retentions, the change in mix of business in the Company’s premium writings and lowered net premiums earned in 2006 as the Company accrued $1.8 million in reinstatement premiums.

Minority Interest Expense
Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety RRG. The minority interest expense was $150,000 for the nine months ended September 30, 2007, compared to ($464,000) for the same period of 2006. In 2006, American Safety RRG incurred a $764,000 loss related to the settlement of a prior year claim.
Payroll and Other Expenses
Payroll and other expenses increased 8.1% to $22.6 million for the nine months ended September 30, 2007, compared to $20.9 million for the same period of 2006. The change is due to an increase in head count, which is primarily related to the addition of a claims handling office in California and an underwriting office in New Jersey, normal annual salary increases and increases in rent expense, depreciation expense and costs associated with the relocation of our U.S. subsidiaries.
Income Taxes
Income tax expense for the first nine months of 2007 was $1.9 million or 8.2% of pre-tax income, compared to $959,000 or 6.4% of pre-tax income for the same period of 2006. In 2006, the tax rate was lower due to the settlement of a prior year claim, resulting in a $2.8 million pre-tax charge incurred by the Company’s U.S. subsidiaries.
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
     Net cash provided from operations was $55.1 million for the nine months ended September 30, 2007 and $45.5 million for the same period of 2006. This increase primarily was attributable to higher net investment income, which increased to $22.5 million for the nine months ended September 30, 2007 from $15.3 million for the same period of 2006.

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
Forward-Looking Statements
     Certain statements in this report are forward-looking statements within the meaning of U.S. securities laws. You can generally identify these statements by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives or other variations or similar terminology. Forward-looking statements relate to, among other things:
•	conditions in the insurance markets served by the Company as well as general economic conditions and other factors, including prevailing interest rate levels and stock market performance, which may affect our ability to sell our insurance products and services, the market value of our investments and the lapse rate and profitability of our policies;

•	the availability and terms of future strategic acquisitions;

•	changes in the federal income tax laws and regulations which may affect the relative tax advantages of some of our products;

•	legal or regulatory changes or actions, including those relating to the underwriting of insurance products, regulation of the sale, underwriting and pricing of insurance products and services;

•	our ability to maintain or improve our current rating by A.M. Best Company (“A.M. Best”);

•	expectations regarding the adequacy of our reserves for losses and loss adjustment expenses;

•	our ability to leverage our relationships with producers;

•	our areas of projected growth, growth opportunities and growth strategy;

•	our ability to expand our information technology capabilities;

•	the diversification of our insurance risk portfolio; and

•	our future liquidity requirements.
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
We filed an appeal in December 2005, and oral argument on our appeal was heard on December 5, 2006. On May 18, 2007, the District Court of Appeal of the State of Florida, Fifth District, reversed the judgment against the Company. The plaintiffs filed a motion for rehearing with the Appeals Court, which motion was denied by the Court on July 6, 2007. The Plaintiffs filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying the motion to amend. On October 9, 2007, the Plaintiffs appealed the denial of their motion to amend. That appeal is pending with the Florida Appellate Court.

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
     We focus much of our underwriting on specialty risks in the construction and environmental remediation industries and our construction business has been concentrated in the western states. For the nine months ended September 30, 2007, approximately 51% of our gross premiums written were in these two industries and we have experienced a significant decline in our western states construction business. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries or geographic locations. Similarly, a significant incident impacting one of these industries or the western states that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.
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
     We derive a significant portion of our net income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of, and for the nine months ended September 30, 2007, the fair value of our investment portfolio was $591.3 million and our income derived from these assets was $22.5 million, or 96.4% of our pre-tax earnings. Our investment portfolio is subject to various risks, including:
•	credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets may decrease in value due to changes in interest rates;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices; and

•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities.
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

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 2007.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim

Stephen R. Crim
President and Chief Executive Officer

By:	/s/ William C. Tepe

William C. Tepe
Chief Financial Officer
(Principal Financial Officer)