Form 10-K
period 2007-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2008-03-17
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
31 Queen Street 2nd Floor Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

Registrant’s telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.   Yes ___No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.                                                                                           Yes____No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YesX No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer [ ]	Accelerated Filer	[ x ]
Non-accelerated Filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___ No  X

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 29, 2007 was $180,038,343.

The number of shares of registrant’s common stock outstanding on March 11, 2008 was 10,729,976.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2008 Annual General Meeting of the Shareholders (the “2008 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

PART I

Item 1.	Business

In this Report,the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries.

We maintain a web site at www.amsafety.com that contains additional information regarding the Company. Under the caption Investor Relations - “SEC Filings” on our website, we provide access, free of charge, to our filings with the Securities and Exchange Commission (“SEC”), including Forms 3, 4 and 5 filed by our officers and directors as soon as reasonably practical after electronically filing such material with the SEC.

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential”, and “intend”. Forward-looking statements contained in this report include information regarding our expectations with respect to pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate risks, valuations of potential interest rate shifts and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) actual claims exceeding our loss reserves, (2) the failure of any of the loss limitation methods we employ, (3) the effects of emerging claims and coverage issues, (4) inability to collect reinsurance recoverables, (5) the loss of one or more key executives, (6) a decline in our ratings with rating agencies, (7) loss of business provided to us by our major brokers, (8) changes in governmental regulations, (9) increased competition, (10) general economic conditions, (11) changes in the political environment of certain countries in which we operate or underwrite business, and (12) the other matters set fort under Item 1A, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Who We Are

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market.  For over twenty years, we have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks and construction risks, as well as in developing programs for other specialty classes of risk and providing third party reinsurance.

We were formed in 1986 as an insurance company in Bermuda and began our operations providing insurance solutions to environmental remediation businesses in the U.S. at a time when insurance coverage for these risks was virtually unavailable.  Since then, we have continued to identify opportunities in other industry sectors underserved by the standard carriers where we believe we can achieve strong and consistent returns on equity. We capitalize on these opportunities by (i) leveraging our strong relationships with agents and brokers, which we refer to as producers, among whom we believe have a recognized commitment to the specialty market, (ii) charging a higher premium for the risks we underwrite and the services we offer due to the limited availability of coverages for these risks and (iii) mitigating our loss exposure through customized policy terms, specialized underwriting and proactive loss control and claims management.

In Bermuda, we assume third party and intercompany reinsurance premiums through our reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”). American Safety Assurance, Ltd. (“American Safety Assurance”) is our Bermuda based segregated account captive, which serves as a risk sharing vehicle for program managers and insureds by allowing them to assume a portion of their underwriting risks. During 2007, we acquired Ordinance Holdings, Limited, adding to our Bermuda subsidiaries and further diversifying our operations to provide actuarial and brokerage services. Our Bermuda subsidiaries also facilitate the allocation of risk among our insurance subsidiaries and provide us with greater flexibility in managing our capital. In the U.S. we insure and place risks through our two insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity Company (“American Safety Indemnity”), as well as through American Safety Risk Retention Group, Inc. (“American Safety RRG”), a variable interest entity which is consolidated in our financial statements in accordance with Financial Accounting Standard Board (FASB), Interpretation 46 (FIN46). Our subsidiary American Safety Insurance Services, Inc. (“ASI Services”) provides a range of insurance management and administrative services and our subsidiary Exceptional Claims Services, Inc. (“ECSI”) provides claims services for American Safety Casualty, American Safety Indemnity and American Safety RRG.

Our Market

We actively participate in the excess and surplus lines (“E&S”), the alternative risk transfer (“ART”) and assumed reinsurance markets.

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

Included in our description of the excess and surplus lines market is the specialty admitted market. Insurance carriers operating in the specialty admitted market underwrite complex risks similar to excess and surplus lines carriers, but are licensed by the insurance regulators in the states in which they operate as admitted insurance companies. Although they are admitted in the jurisdictions in which they operate, specialty admitted carriers are typically less restricted by policy rate and form regulations than standard admitted carriers due to the complexity of the risks being underwritten, the absence of standard market coverage, or the nature of the coverages provided. Some insureds with complex insurance needs require coverage from an admitted insurance company due to regulatory, legal, marketing or other factors. We currently underwrite specialty admitted policies in our environmental business line in California, Illinois, New Jersey, Texas and New York. We also write a small portion of our program business on a specialty admitted basis. All of our surety bonds are written on an admitted basis in accordance with standard industry practice.

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

Beginning in 2004, we believe the property and casualty insurance market has softened significantly and the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to decline in targeted markets, in some cases, significantly. Despite this softening trend, we believe there are profitable growth opportunities from which we can benefit, resulting from our diversification into new geographic locations and lines of business.

Alternative Risk Transfer

The alternative risk transfer market, or ART market, provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process and who pay very high insurance premiums or are unable to find adequate insurance coverage. The ART market originated during the 1980’s when obtaining various types of commercial liability insurance coverages was difficult for businesses in certain industries due to the nature of their operations or the industries in which they operated. To meet the risk management or insurance needs of these businesses new alternative risk transfer solutions were developed, such as captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, the assets of which are contributed by one interest or a group of related interests so as to provide insurance coverage for their business operations. Risk retention groups are companies that are owned by their insureds that, while being licensed only in the state of their formation, are able to write insurance in all states through the Federal Liability Risk Retention Act. These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market has grown substantially over the past seven years through the creation of additional captives and risk retention groups. According to A.M. Best, net premiums written in the ART market grew approximately 47% between 2000 and 2006, for a cumulative annual growth rate (CAGR) of 8%. During this time, the ART market expanded to include a wider range of risk sharing vehicles, and benefited from more favorable regulation in certain jurisdictions in the U.S. The ART market has responded effectively to the strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs and access to reinsurance markets.

The ART market has traditionally been inversely correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods. We believe, however, that this correlation has become less meaningful in recent years as ART solutions have become more accessible and better managed, evidenced by a sharp increase in the number of captive formations and more domestic and offshore domiciles, such as Vermont and Bermuda, offering regulatory environments conducive to captive formations and operations. While this continued growth has contributed to the competitive environment in the ART market, customers in certain industries continue to experience difficulty obtaining adequate and affordable coverages that meet their needs.

Assumed Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders.

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to assumed reinsurers. As this trend continues, the reinsurers reduce rates to attract producers. Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas.

Our Products

Our core product segments are excess and surplus lines, alternative risk transfer and assumed reinsurance:

Excess and Surplus Lines. We provide the following excess and surplus lines products:

•

Environmental. We underwrite various types of environmental risks including ProStar, middle market and environmental impairment liability. We do not provide coverage for manufacturers or installers of products containing asbestos, but instead insure the contractors that remediate asbestos. For the year ended December 31, 2007, we had gross premiums written of $47.9 million and net premiums written of $31.4 million in our environmental business line, representing 21.9% and 20.9% of our total gross and net premiums written, respectively.

The environmental risks we underwrite are as follows:

•

ProStar. This segment focuses on smaller environmental contractor and consultant risks with revenues generally below $3 million. ProStar totaled $19.5 million, or 40.7% of our total environmental gross premiums written for the year ended December 31, 2007.

•

Middle Market. This segment focuses on environmental contractor and consultant risks with revenues above $3 million. Middle Market totaled $24.9 million, or 52.0% of our total environmental gross premiums written for the year ended December 31, 2007.

•

Environmental Impairment Liability. This segment targets fixed site pollution liability business such as manufacturers, real estate and waste facilities. Gross written premiums for environmental impairment liability for the year ended December 31, 2007 totaled $3.5 million, or 7.3% of total environmental gross premiums written.

•

Construction. We underwrite various types of residential and commercial construction risks. Our construction insurance coverages consist mostly of primary general and excess general liability coverages. For the year ended December 31, 2007, we had gross premiums written of $59.5 million and net premiums written of $50.5 million in our construction business line, representing 27.3% and 33.7% of our total gross premiums written and net premiums written, respectively.

The construction risks we underwrite include:

•

Residential Construction. We provide coverage for contractors involved with the construction and remodeling of residential properties. The types of residential contractors we insure primarily include graders, framers, concrete workers, drywall installers and general contractors. For the year ended December 31, 2007, residential construction represented 71.2% of our total construction gross premiums written.

•

Commercial Construction. The commercial contractors we insure primarily include framers (predominantly for apartments), concrete workers and graders. Many of the commercial contractors we insure derive a portion of their revenues from residential construction work. For the year ended December 31, 2007, commercial construction represented 26.9% of our total construction gross premiums written.

•

Other construction. Also included in our construction business line are other excess and surplus lines coverages for underserved markets, including general liability for building owners and equipment dealers. The gross premiums written associated with these excess and surplus lines policies represented 1.9% of our total construction gross premiums written for the year ended December 31, 2007.

•

Products Liability. In 2006, the Company began to write selected general and products liability business, offering both primary and excess products to small and middle market accounts. For the year ended December 31, 2007, products liability represented 2.6% and 2.5% of our total gross premiums written and net premiums written, respectively.

•

Excess. The Company’s excess product is focused primarily in the construction and products liability area. In 2006, the Company added a new underwriting office in Middletown, New Jersey, which has allowed the Company to expand its excess liability product to write over other carriers’ primary polices and offer umbrella liability coverage. The Company also increased the available policy limits up to $10 million. For the year ended December 31, 2007, excess represented 2.9% and 0.5% of our total gross premiums written and net premiums written, respectively.

•

Property. In 2007, the Company began to write property with a focus on fire exposed premises liability risks primarily within the eastern U.S. that does not contain a high exposure to catastrophes. For the year ended December 31, 2007, property represented 1.4% of our total gross premiums written and net premiums written, respectively.

•

Surety. Surety is a contract under which an insurer guarantees certain obligations of a second party to a third party. We are listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety, primarily providing contract performance and payment bonds to environmental contractors and general construction contractors in 47 states and the District of Columbia. For the year ended December 31, 2007, we had gross premiums written of $6.4 million and net premiums written of $6.1 million in our surety business line, representing 2.9% and 4.0% of our gross premiums written and net premiums written, respectively.

Alternative Risk Transfer. We provide the following alternative risk transfer products:

•

Specialty Programs. Working with third party program managers, reinsurance intermediaries and reinsurers, we target small and medium-sized businesses with homogenous groups of specialty risks where the principal insurance requirements are general, professional or pollution liability. In 2007, we expanded our capabilities by adding property as an available coverage. We outsource the underwriting and program administration duties for these programs to program managers with established underwriting expertise in the specialty program area. Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners, bail bondsmen and parent/teacher associations.

We differentiate ourselves from our program competitors primarily in two ways. First, we typically require the underwriters of the business and the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered on a quota share basis. Our Bermuda segregated account captive, American Safety Assurance, can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us.

In 2007 we had gross premiums written of $68.1 million and net premiums written of $34.3 million in our specialty programs business line, representing 31.2% and 22.8% of our total gross and net premiums written, respectively. We also earn fee income on the specialty program business that we write.

•

Fully funded. Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay very high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims. Our fully funded product accomplishes this by giving our insureds the ability to fund their liability exposures via a self-insurance vehicle, such as our segregated account captive, American Safety Assurance, or through another captive vehicle established by the insured. We do not assume underwriting risk on these policies, but instead earn a fee for providing the policies. Policy limits are set based on the requirements of the insured, and the insured funds the entire aggregate limit through a combination of cash and irrevocable letters of credit. These cash amounts are accounted for as a liability. The aggregate policy limit caps the total damages payable under the policy, including all defense costs. We write fully funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries. During 2007, we generated $2.1 million in fees from fully funded business.

•

Partially funded. Our partially funded product is used by entities that want to self insure a portion of their risk. This product combines a level of underwriting risk with a self insured component and compliments our fully funded product.

Assumed Reinsurance.

In 2007 the Company began to write assumed reinsurance through our subsidiary, American Safety Re, focusing on casualty reinsurance for risk retention groups, captives and small specialty insurance companies. Treaties entered into during 2007 included auto liability, professional liability for accountants and lawyers, international and domestic D&O, general liability for small grocery stores and a small participation in an international property catastrophe treaty. Assumed reinsurance premium written in 2007 totaled $21.2 million or 9.7% of total gross written premium and 14.2% of net written premium.

Runoff Lines.

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

•

Workers’ Compensation. In 1994 we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the high expenses associated with servicing this business line. The claims associated with this business line are being administered by a third party. At December 31, 2007, we were carrying net reserves of $7.8 million related to this business line.

•

Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2007, we were carrying net reserves of $7.1 million related to this business line.

•

Commercial Lines. Prior to 2002 the Company wrote commercial lines insurance primarily for habitational and manufacturing risks. At December 31, 2007, we are carrying net reserves of $0.3 million related to this business line.

Our Competition

The property and casualty insurance and reinsurance markets are highly competitive with respect to a number of factors, including overall financial strength of a given carrier, ratings of companies by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. We believe competition in the sectors of the market we target is fragmented and not dominated by one or more competitors. We frequently encounter competition from other companies that insure or reinsure risks in business lines that may encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share and become more comfortable underwriting the risks in the markets which we serve. The companies with which we compete vary by the industries we target and the types of coverage we offer.

We believe our “A” (Excellent) rating from A.M. Best, focus on underserved markets, strong relationships with producers and versatile corporate structure are competitive advantages for us and are important factors in providing opportunities for growth.

Rating

In November 2007 A.M. Best, the most widely recognized insurance and reinsurance company rating agency, affirmed its rating of “A” (Excellent) with a stable outlook on a group basis of American Safety Insurance, including our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) or higher rating from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation.

We have also been assigned a financial size category of Class VIII by A.M. Best. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of

$100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.

Distribution

The specific distribution channels we use vary by business line. We market our excess and surplus products primarily through approximately 250 producers in all 50 states and the District of Columbia. Within our excess and surplus lines segment, our environmental insurance products are written through a mix of retailers and wholesalers, while our construction, product liability and property insurance products are marketed exclusively through wholesale brokers. The producers that produce greater than 10% of our construction business line gross premiums written are CRC Insurance Services, Inc. (“CRC”) (approximately 30%) and International E&S (approximately 14%). CRC wrote approximately 17% of our excess product line. In our products liability segment, approximately 11% was written by American E&S. All of these producers produce business on a national basis. Our alternative risk transfer specialty program products are distributed through active solicitation by program managers and managing general agents with established underwriting expertise in a specialty program area, to whom we outsource the underwriting and program administration duties. In addition to program managers, reinsurance intermediaries and brokers also serve as a distribution source of program business. Our fully funded and partially funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the alternative risk transfer market. Our assumed reinsurance subsidiary works through established reinsurance brokers in Bermuda, the United States and the United Kingdom.

Technology

We utilize two primary information processing systems that are an integral part of our operations. We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing the producers of our environmental line access to our systems via the Internet. ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks. We also have an integrated software package that addresses underwriting, premium accounting, claims and forms processing functions and is a secure and consolidated collection of primary data that feeds a data warehouse for management reporting and analysis. Our information technology department consists of twenty-three full-time employees, as well as third-party vendors who support our existing technology platform. We continue to review and reinvest in technology to improve our competitiveness and operational efficiency. Ultimately we believe these investments in technology will enable us to increase premium volume without requiring significant additional staff.

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

Most of our senior underwriters have approximately 20 years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target. We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies. We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on underwriting profits rather than premium growth. We also enforce an internal quality control standard through periodic audits of underwriter files. Underwriters meet monthly to discuss the status of renewal business with members of the claims department, who adjust claims as reported under a policy.

An important part of the underwriting and risk control process is the use of customized policy forms and contract wording to limit our ultimate exposure on many of the specialty risks we insure and to adequately respond to evolving claims trends in our core product lines. These trends are often identified through monthly meetings among claims and underwriting personnel. Policy terms and conditions are crafted in cooperation with legal counsel to limit or restrict coverage for certain high exposure risks. Standard, or admitted, carriers do not have the same flexibility to control policy language because they are more heavily regulated by the individual states in which they operate, and are generally required to use standard insurance forms that are broader in coverage.

Alternative Risk Transfer

We perform an extensive due diligence process which involves detailed reviews of underwriting, policy pricing practices, claims handling, management expertise, information systems and distribution networks on every new program we develop. Based on the results of the due diligence, underwriting guidelines are developed that are specific to each program, and must be adhered to by program managers. We also perform an actuarial analysis on each program, to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager. After the program is implemented, we utilize our internal underwriting, claims, accounting and regulatory personnel to conduct audits of each program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established guidelines and to assess the long-term profit potential of the program.

Assumed Reinsurance

Our professional staff in Bermuda includes an actuary and experienced underwriters who selectively develop third party assumed reinsurance business. The Bermuda staff conducts an extensive review of each reinsurance opportunity to determine whether or not it meets the Company’s underwriting and profitability standards. The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business to be ceded and a thorough actuarial analysis. Coverage terms are proposed on opportunities that meet our underwriting standards and are crafted in a manner that we believe will generate an adequate return on our capital at risk. The Bermuda staff also utilizes third parties in Bermuda to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

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

We have established claims management best practices, which emphasize the thorough investigation of claims, prompt settlement of valid claims, aggressive defense against claims we believe to be without merit and the accurate establishment of reserves. In 2006 we established a quality assurance unit that is responsible for establishing and maintaining claims handling best practices and monitoring the uniform and consistent application of these practices. This is accomplished primarily through audits of claims files as well as broader departmental audits, as necessary. The audit process includes a detailed evaluation of all facets of the claims management process including investigation, litigation and reserving. These audits are used to measure both departmental and individual performance and identify areas for improvement.

We have a claims committee, comprised of claims adjusting staff and claims management, that meets on a bi-weekly basis to discuss high exposure and complex claims to address litigation management strategies, coverage issues and the setting of reserves above established authority levels.

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our alternative risk transfer segment. We use our subsidiary, ECSI, as well as TPAs to handle the majority of the claims arising from policies written in our alternative risk transfer segment. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will act as the TPA for the program. By utilizing TPAs, we gain immediate access to the required claims handling expertise in the unique business lines we underwrite. Our selected TPAs undergo a rigorous pre-qualification process and are closely monitored and regularly audited. We select only TPAs with claims personnel experienced in handling claims for the types of risks typical of our specialty programs and fully funded accounts.

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

Once a TPA is qualified and selected, it is given limited reserve and settlement authority. We approve every claim in excess of a TPA’s established settlement authority. Additionally, all coverage issues or disputes are required to be reported to our internal staff. To ensure that the TPAs we employ meet our performance standards, we conduct regular on-site claims audits. Recommendations arising from the claims audits are communicated to the TPA and an agreed upon action plan is implemented where required. Compliance with the action plan is closely monitored by our staff to ensure acceptable resolution to all recommendations.

Assumed Reinsurance

Reinsurers rely on the cedant to manage claims and the appropriate losses are ceded to the reinsurer in accordance with the coverage terms. We monitor ceded losses to ensure that they are ceded properly under the reinsurance agreement and, when appropriate, utilize outside services if there are coverage disputes or if losses are not consistent with the terms of the agreement. Claim audits are prepared by third parties on an as-needed basis.

Loss Control

We believe that loss control can provide value to our underwriters as part of their risk selection process, and to our insureds in the improvement of their risk management practices.  Our loss control services assist insureds and our underwriters with regulatory compliance monitoring, the identification and analysis of risk exposures and the selection and implementation of effective risk management practices.  Loss control services are utilized most often by our environmental and construction underwriting units as part of their account evaluation and maintenance process.  Loss control reports are generated on selected individual accounts and reviewed by underwriters as part of their underwriting evaluation.  Our loss control services for individual accounts include an initial assessment of regulatory policies and procedures, risk management practices and targeted physical inspections performed by outside professional loss control services companies.

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

Ceded Reinsurance

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would otherwise support, to stabilize its underwriting results, to protect against catastrophic loss and to enter into or withdraw from a business line. Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount), under a treaty (involving more than one policy) or facultative (involving only one policy) reinsurance agreement.

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2007 all ceded contracts are accounted for as risk transferring contracts.

Our philosophy is to utilize reinsurance for asset protection against business and capital risks where economically appropriate and to maximize our use of capital. A description of our 2007 reinsurance structure is as follows:

Effective July 1, 2007 the Company entered into an excess of loss reinsurance treaty on our casualty lines of business. Under this treaty the Company retains the first $500,000 of a loss and has a 10% participation in the $4.5 million excess of $500,000 layer for its environmental, construction and products liability line of business as well as the general liability portion of its property line of business. The Company retains the first $250,000 of a loss on certain of its program lines of business, participates in 50% of the next $250,000 and 10% of the $4.5 million in excess of $500,000. The treaty provides that the Company retain a 10% quota share on the first $5 million of loss on the excess line of business and provides coverage on policies up to a $10 million limit.

Effective September 1, 2007 the Company entered a consolidated property reinsurance treaty providing $10 million of limits with a $500,000 per occurrence retention by the Company. The treaty also provides protection for multiple losses arising out of one occurrence, with limits totaling $20.5 million across all layers. Loss adjustment expense is provided on a prorata basis in addition to the treaty limits shown above.

Prior to the reinsurance treaties mentioned above, our reinsurance structure was as follows:

Environmental. Our reinsurance treaty for environmental products operates on an excess of loss basis with a maximum retention on a per occurrence basis of $837,500. The balance of the risk, up to $10.2 million in excess of the Company’s retention, is ceded to unaffiliated reinsurers.

Construction. Effective July 1, 2005, we discontinued purchasing reinsurance on the primary general liability portion of our construction business line.

Excess and non-construction. Effective July 1, 2006 we entered into a quota share reinsurance agreement for the excess and non-construction business with a maximum retention of $1.0 million per occurrence.

Specialty Programs. The majority of our program business is reinsured under separate quota share and excess of loss reinsurance treaties that were purchased for each program.

Surety. Effective June 1, 2006 the surety treaty was not renewed based on our belief that retaining this exposure will enhance our financial results and returns on capital.

Other. We also purchase reinsurance coverage on certain products that protects us from claims associated with bad faith allegations, improper claims handling and multiple insureds being involved in the same occurrence. This reinsurance provides limits of $5.0 million per occurrence, subject to an aggregate limit of $15.0 million.

For the year ended December 31, 2007, we ceded $68.4 million of premium (31.3% of gross premiums written) to unaffiliated third party reinsurers, as compared to $82.3 million of premium (34.4% of gross premiums written) in 2006. Ceded reinsurance premiums from the specialty programs business line were 49.5% of this amount in 2007. We monitor the reinsurance market and will increase or decrease our reliance on reinsurance depending on available coverage and rates.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to be below our stated requirements. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and monitor our reinsurance coverage.

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

 The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2007:

Reinsurers	A.M. Best Rating (1)	Financial Size Category(1)	Total Recoverables at December 31, 2007(3)	Collateral at December 31, 2007	Net Exposure at December 31, 2007
	(In thousands of dollars)
Berkley Insurance Company	A+	XV	$ 23,211	$ 2,111	$ 21,100
Folksamerica Reinsurance Company	A-	XII	20,653	727	19,926
Partner Reinsurance Company	A+	XV	20,363	85	20,278
American Constantine (2)	N/A	N/A	16,115	16,132	-
QBE Reinsurance Corporation	A	X	15,741	395	15,346
Alea Group of Companies	N/A	N/A	14,793	6,046	8,747
Aspen Insurance UK Limited	A	XIII	12,259	1,451	10,808
Transatlantic Reinsurance Company	A+	XV	9,171	1,556	7,615
Swiss Reinsurance America Corp	A+	XV	8,417	90	8,327
Max Reinsurance, Ltd.	N/A	N/A	6,472	5,662	810
Lloyd’s Syndicate #2000	A	XV	4,864	610	4,254
Other			70,509	20,593	49,916
Total			$ 222,568	$ 55,458	$167,127
Less Valuation Allowance			1,318	_______	1,318
Total Reinsurance Recoverable			$221,250	$ 55,458	$165,809

(1)	The A.M. Best rating is as of February 27, 2008.
(2)	Constitutes a captive supporting risk positions assumed by program managers on certain specialty programs.
(3)	Total recoverables includes recoverable amounts for paid losses, case reserves, incurred but not reported reserves and ceded unearned premiums.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Premiums Written

The following table sets forth our gross premiums written and percentage of total gross premiums by business line for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007		2006		2005
Excess & Surplus Lines
Environmental	$ 47,891	21.9%	$51,805	21.6%	$51,014	21.8%
Construction	59,533	27.4	96,918	40.5	93,315	39.9
Product Liability	5,730	2.6	2,344	1.0	-	-
Excess	6,322	2.9	3,946	1.6	2,091	0.9
Property	3,117	1.4	-	-	-	-
Surety	6,438	2.9	4,004	1.7	2,581	1.1
Total	129,031	59.1	159,017	66.4	149,001	63.7
Alternative Risk Transfer
Specialty Programs	68,097	31.2	80,590	33.6	85,138	36.3
Assumed Re	21,242	9.7	-	-	-	-
Runoff	-	-	-	-	(81)	-

Total	$ 218,370	100.0%	$239,607	100.0%	$234,058	100.0%

Net Premiums Written

The following table sets forth our net premiums written and the percentage of total net premiums by business line for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007		2006		2005
Excess & Surplus Lines
Environmental	$31,444	20.9%	$37,746	24.0%	$41,477	29.9%
Construction	50,502	33.7	92,530	58.8	77,639	56.1
Product Liability	3,746	2.5	1,524	1.1	-	-
Excess	578	0.4	670	0.4	387	0.3
Property	2,145	1.4	-	-	-	-
Surety	6,084	4.0	3,042	1.9	1,345	1.0
Total	94,499	62.9	135,512	86.2	120,848	87.3%
Alternative Risk Transfer
Specialty Programs	34,260	22.9	21,756	13.8	19,712	14.2
Assumed Re	21,242	14.2	-	-	-	-
Runoff	-	-	-	-.	(2,045)	(1.5)

Total	$150,001	100.0%	$157,268	100.0%	$138,515	100.0%

Combined Ratio.

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. On a GAAP basis, the combined ratio is determined by adding losses and loss adjustment expenses incurred and acquisition and other underwriting insurance expenses, less amounts recorded as fee income and corporate expenses, and dividing the sum of those numbers by net premiums earned. Our GAAP combined ratio was 97.4% in 2007, 97.5% in 2006 and 97.7% in 2005.

The combined ratio of an insurance and reinsurance company measures only the underwriting results and not necessarily the profitability of the overall company. Our reported combined ratio may fluctuate from time to time depending on our mix of business and may not reflect the overall profitability of the Company.

Losses and Loss Adjustment Expense Reserves

We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed to estimate our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are reasonable for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments. It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may vary significantly from the projections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our historical losses and loss adjustment expenses.

With respect to reported claims, reserves are established on a case-by-case basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made to reserves.

In establishing reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses. The expected loss ratio method incorporates industry expected losses which are adjusted for our historical loss experience. The loss development method relies on industry payment and reporting patterns to develop our estimated losses. The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios to produce expected losses, then applying loss payment and reporting patterns to our expected losses to produce our expected IBNR losses. The establishment of appropriate loss reserves is an inherently uncertain process and there can be no assurances our ultimate liabilities will not vary materially from our reserves.

All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for reserve analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. Our in house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis. A full actuarial analysis is performed by an independent third party actuarial firm annually, assessing the adequacy of statutory reserves established by our management. A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. “Statutory reserves” are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

As of December 31, 2007 our net reserves totaled $329.3 million. Approximately $265.8 million, or 80.8%, of our net reserves, related to our excess and surplus lines segment, $41.7 million, or 12.6%, of our net reserves were attributable to our alternative risk transfer segment, $6.4 million or 2.0% of our net reserves were related to our assumed reinsurance segment and the balance of our net reserves, $15.3 million, or 4.6%, was allocated to our runoff segment.

The net carried reserves at December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Excess & Surplus Lines
Environmental	$ 62,930	$ 51,317	$ 45,205
Construction	197,974	179,284	142,919
Products Liability	2,583	424	-
Excess	1,170	726	-
Property	268	-	-
Surety	914	174	220
Total Excess & Surplus	265,839	231,925	188,344

Alternative Risk Transfer
Specialty Programs	41,719	27,445	21,412
Assumed Reinsurance	6,453	-	-
Runoff	15,287	19,157	24,222
Total	$329,298	$278,527	$233,978

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Gross reserves, beginning of year	$439,673	$393,493	$321,038
Ceded reserves, beginning of year	161,146	159,515	136,998
Net reserves, beginning of year	278,527	233,978	184,040

Incurred related to:
Current accident year	88,973	89,731	81,800
Prior accident years	2,212	2,598	2,606
Total incurred	91,185	92,329	84,406

Claim payments related to:
Current accident year	4,008	5,959	2,501
Prior accident years	36,403	41,824	31,967
Total claim payments	40,411	47,783	34,468

Net reserves, end of year	329,298	278,527	233,978
Ceded reserves, end of year	175,481	161,146	159,515
Gross reserves, end of year	$504,779	$ 439,673	$ 393,493

The net prior year reserve development for 2007, 2006 and 2005 occurred in the following business lines:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Excess and Surplus Lines
Environmental	$ 4,066	$56	$ (754)
Construction	(728)	2,425	2,204
Surety	(267)	(224)	311
	3,071	2,257	1,761
Alternative Risk Transfer
Programs	(115)	641	(266)
Runoff	(744)	(300)	1,111
Total	$2,212	$ 2,598	$ 2,606

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 claims for environmental contractors in New York. This development was partially offset by decreases in construction, surety and runoff business lines reserves. The program prior year benefit is offset by $436,000 of prior year reserve development related to a commutation of a reinsurance treaty with a former program manager.

The 2006 prior year development in the construction line primarily relates to development in layers that were previously reinsured, but the reinsurance treaty was commuted in 2005. The development in the programs line primarily relates to an increase in certain case reserves on policies written in 2004 and 2005. This development is partially offset by reserve reductions in our surety and runoff lines.

In 2005, the Company commuted two excess of loss reinsurance treaties with a former reinsurer. The negotiated commutation price was approximately $1 million less than the recoverable from the reinsurer. Development in the construction line is primarily due to extending the claims reporting period. This adjustment increased our ultimate losses. The runoff lines’ reserve development for prior years was due to $1.2 million of increases in reserves on the Company’s excess municipality program.

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1997 through 2007 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate on a GAAP basis. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31, (1)
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(In thousands)
Gross reserves	$11,572	$14,701	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779
Re-estimated at 12/31/07	13,155	13,954	29,715	113,666	244,960	305,042	370,938	414,534	451,970	464,841
Cumulative (deficiency) redundancy on gross reserves	(1,583)	748	(9,302)	(63,157)	(107,529)	(125,878)	(140,834)	(93,496)	(58,477)	(25,165)
Ceded reserves	779	1,842	6,065	27,189	89,697	109,543	115,061	136,998	159,515	161,146	175,481
Re-estimated at 12/31/07	2,719	3,542	13,446	80,221	155,198	168,619	199,901	196,961	200,195	184,102
Cumulative redundancy (deficiency) on ceded reserves	(1,940)	(1,700)	(7,381)	(53,032)	(65,501)	(59,076)	(84,840)	(59,963)	(40,680)	(22,956)
Net reserves for unpaid losses and loss adjustment expenses	10,793	12,860	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298
Net Reserves re-estimated at December 31:
1 year later	11,460	12,298	15,498	24,837	49,469	74,857	129,445	186,646	236,576	280,739
2 years later	12,244	12,967	15,541	26,853	53,912	93,943	144,083	193,597	251,775
3 years later	12,550	12,677	16,452	29,242	67,072	106,264	148,386	216,849	-
4 years later	11,556	13,054	16,510	28,708	75,899	109,016	171,037	-	-
5 years later	11,558	11,995	16,208	30,235	78,072	136,423	-	-	-
6 years later	10,505	11,697	16,503	32,987	89,762	-	-	-	-
7 years later	10,303	12,018	16,442	33,445	-	-	-	-	-
8 years later	10,383	11,617	16,269	-	-	-	-	-	-
9 years later	10,436	10,412	-	-	-	-	-	-	-
10 years later	10,436	-	-	-	-	-	-	-	-
Cumulative redundancy (deficiency) on net reserves	357	2,448	(1,921)	(10,125)	(42,028)	(66,802)	(55,994)	(32,809)	(17,797)	(2,212)
Cumulative amount of net liability paid through December 31:
1 year later	2,880	3,612	5,243	10,514	15,406	17,873	21,939	31,967	41,821	36,406
2 years later	6,057	6,565	9,616	15,865	28,577	35,642	48,426	70,241	74,163
3 years later	7,443	9,058	11,060	22,750	38,290	55,094	77,685	96,786	-
4 years later	8,991	9,086	13,558	24,131	47,756	72,668	94,761	-	-
5 years later	8,479	9,895	13,646	25,739	56,123	83,599	-	-	-
6 years later	9,320	9,816	14,173	27,992	60,193	-	-	-	-
7 years later	9,079	10,301	14,584	30,081	-	-	-	-	-
8 years later	9,267	10,146	14,321	-	-	-	-	-	-
9 years later	9,468	11,900	-	-	-	-	-	-	-
10 years later	9,438	-	-	-	-	-	-	-	-

Net reserves December 31	10,793	12,860	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298
Ceded Reserves	779	1,841	6,065	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481
Gross Reserves	$11,572	$14,701	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779

(1)	Years ended December 31, 2001 through 2007 include the consolidated values of American Safety RRG.

Investments

The Company’s investment portfolio is managed to optimize total economic return, with due consideration for the preservation of principal, operating income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by an independent, nationally recognized investment management company that manages our investment portfolio pursuant to the investment policies and guidelines established by our Board of Directors. We have investment policies which limit the maximum duration and maturity of individual securities within the portfolio and set target levels for average duration and maturity of the entire portfolio. The maturity structure and duration target for our investment portfolio takes into account the need to manage a part of the portfolio to produce cash flow to cover operational needs while allowing flexibility to manage our assets. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any one market sector. The guidelines further limit the amount that may be invested by issuer quality rating. Additionally, we use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities and high quality marketable corporate securities which are rated investment grade or better. We also invest in common equity securities that primarily track the S&P 500 and 600. At December 31, 2007, common equity securities represented 12.9% of our prior year-end GAAP shareholders’ equity which is in compliance with our investment guidelines. At December 31, 2007, we had $5.8 million invested in dividend paying preferred stocks to increase our investment yield.

Pursuant to our investment guidelines, we have general limitations on the type of investments that may be made, including, among others, prohibitions on investments in certain types of securities, credit quality limitations and maturity and duration requirements without prior approval from management.

At December 31, 2007 and 2006, the fair value of our cash and invested assets totaled approximately $630.1 million and $562.5 million, respectively, and were classified as follows:

Type of Investment	Fair Value At December 31, 2007	Amortized Cost At December 31, 2007	Percent of Amortized Cost Portfolio
		(In thousands)
Cash and short-term investments	$ 69,315	$ 69,315	11.1%
Fixed income securities:
U.S. Government Securities	86,135	84,566	13.5
States of the U.S. and political subdivisions	7,480	7,549	1.2
Mortgage backed securities	222,493	221,402	35.4
Corporate securities	213,462	212,127	33.9
Subtotal	529,570	525,644	84.0
Common and preferred stocks	31,186	30,128	4.9
Total	$ 630,071	$ 625,087	100.0%

Type of Investment	Fair Value At December 31, 2006	Amortized Cost At December 31, 2006	Percent of Amortized Cost Portfolio
		(In Thousands)
Cash and short-term investments	$ 51,899	$ 51,899	9.2%
Fixed income securities:
U.S. Government Securities	122,380	123,391	21.9
States of the U.S. and political subdivisions	7,389	7,584	1.3
Mortgage backed securities	228,791	230,080	40.9
Corporate securities	131,472	131,470	23.4
Subtotal	490,032	492,525	87.5
Common and preferred stocks	20,521	18,165	3.3
Total	$ 562,452	$ 562,589	100.0%

The fair value of our fixed income securities portfolio, classified by rating, as of December 31, 2007 and 2006 were as follows:

S&P’s/Moody’s Rating	Fair Value at December 31, 2007	Amortized Cost at December 31, 2007	Percent of Fair Value Total
		(In thousands)
AAA/Aaa (including U.S. Treasuries of $86,135)	$322,707	$319,463	60.9%
AA/Aa	43,734	43,370	8.3
A/A	140,876	140,385	26.6
BBB/Baa	21,595	21,721	4.1
Less than BBB/Baa	658	705.1
Total	$529,570	$525,644	100.0%

S&P’s/Moody’s Rating	Fair Value at December 31, 2006	Amortized Cost at December 31, 2006	Percent of Fair Value Total
		(In thousands)
AAA/Aaa (including U.S. Treasuries of $35,720)	$354,388	$357,105	72.3%
AA/Aa	33,279	33,205	6.8
A/A	94,244	94,613	19.2
BBB/Baa	7,344	6,831	1.5
Less than BBB/Baa	777	771	0.2
Total	$490,032	$492,525	100%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2007, the majority of our portfolio was invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The weighted average maturity of our bond portfolio at December 31, 2007, was 6.72 years. The maturity distribution of our fixed income portfolio, as of December 31, 2007, based on stated maturity dates with no prepayment assumptions, was as follows:

Maturity	Fair Value	Amortized Cost
	(In thousands)
Due in one year or less	$ 24,458	$24,409
Due from one to five years	91,190	89,789
Due from five to ten years	146,279	145,802
Due after ten years	45,150	44,242
Mortgage-backed securities	222,493	221,402
Total	$529,570	$525,644

Our mortgage-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans. All of our mortgage-backed securities are issued by FNMA or FreddieMac. As a result, we do not believe that these investments present a significant exposure to sub-prime mortgage risks.

Our Non-Subsidiary Affiliate

The Risk Retention Act of 1986 (the “Risk Retention Act”) allowed companies with specialized liability insurance needs not available in the standard insurance market to create a new type of insurance vehicle called a risk retention group. We assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. The advantage of writing policies through a risk retention group is that it is permitted to write policies in all fifty states without having to qualify to do so in each state.

American Safety RRG is a variable interest entity which is consolidated in our financial statements in accordance with FASB, FIN 46. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and HealthCare Administration (the “Vermont Department”) under Title 8 of the Vermont Statute Annotated (“the Vermont Captive Act”) as a stock captive insurance company. Presently, four of our directors are also directors of American Safety RRG: David V. Brueggen, Thomas W. Mueller, Cody W. Birdwell and Stephen R. Crim. The directors of American Safety RRG are elected annually by the shareholders/insureds of American Safety RRG.

We transferred our book of environmental insurance business previously written in Bermuda to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis. Prior to October 2006, our insurance subsidiaries participated in the ongoing business of American Safety RRG through a pooling agreement (whereby we retained 75% of the premiums and risk). Effective October 1, 2006, the Company commuted this pooling agreement for accident years 2002 to 2006 with its affiliates. This commutation did not result in any gain or loss to the respective parties involved. Also effective October 1, 2006, American Safety RRG entered into a 90/10 quota share agreement with American Safety Re, on the environmental business.

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

ASI Services provides a number of services to our two U.S. insurance subsidiaries and to American Safety RRG. These services include:

•	business development services for developing new producer relationships and new business opportunities;
•	program management services for the overall management and administration of a program;
•	underwriting services for evaluating individual risks or classes of risk;
•	reinsurance services for placing reinsurance for a program;
•	loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses;
•	claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and TPAs;
•	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to producers; and
•.	administrative services, including policy and endorsement issuance, data processing, billing, collecting and reporting premiums, producing financial reports and paying claims

Regulatory Environment

Insurance Regulation Generally

Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty and American Safety Indemnity are all subject to examination by state regulatory examiners every three years, and the last state regulatory examination for each entity occurred in 2004, 2005 and 2005, respectively.

Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The “statutory surplus” is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with Statutory Accounting Principles (SAP). The difference between statutory financial statements and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

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

Neither American Safety Insurance Holdings, Ltd., American Safety Re nor American Safety Assurance are registered or licensed as an insurance company in any state or jurisdiction in the U.S.

U.S. Regulation

As a Bermuda insurance holding company, we do not do business in the U.S. Our two U.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

We acquired American Safety Casualty, a U.S. insurance subsidiary domiciled in Delaware, in 1993. During 2007 American Safety Casualty was redomesticated from Delaware to Oklahoma. American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia. American Safety Casualty is subject to regulation and examination by the Oklahoma Insurance Department and the other states in which it is an admitted insurer. The Oklahoma Insurance Department examines American Safety Casualty on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which its direct premiums are written. Under these regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds, or shared markets, which are designed to protect insureds or insurers that become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in these funds are usually based on direct premiums written in the state by a participating insurer, as a percentage of total direct premiums written in the state by all participating insurers. “Premiums written” are those premiums written, whether or not earned, during a time period.

We acquired American Safety Indemnity, a U.S. insurance subsidiary domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 44 states and the District of Columbia. American Safety Indemnity is subject to examination by the Oklahoma Insurance Department and the other states in which it is approved as an excess and surplus lines insurer. The Oklahoma Insurance Department examines American Safety Indemnity on a triennial basis. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

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

Both American Safety Casualty and American Safety Indemnity are required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

Regulation of Our Non-Subsidiary Affiliate

The Risk Retention Act allows the establishment of risk retention groups to insure certain liability risks of its members. The statute applies only to commercial liability insurance and does not permit coverage for liability for personal injury, damage to property or workers’ compensation.

The Risk Retention Act and Title 8 of the “Vermont Captive Act” require that each insured of American Safety RRG be a shareholder. Each insured is required to purchase one share of American Safety RRG’s common stock upon acceptance as an insured. There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer. If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, that holder’s share of common stock is automatically canceled and that person is no longer a shareholder of American Safety RRG. The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended and are likewise not considered securities for purposes of any state securities law.

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

Harbour Village Development

In March 2000, our subsidiary Ponce Lighthouse Properties Inc. and our general contracting subsidiary Rivermar Contracting Company began development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club. We acquired the Harbour Village property (comprising 173 acres) through foreclosure in April 1999 from an individual to whom the Company had extended a loan in order to satisfy the loan after it was in default. Development of Harbour Village was completed and all of the condominium units and boat slips had been sold and closed by the second quarter of 2005. The Beach club was completed in 2006 and turned over to the home owners association and the Company does not have any employees at Harbour Village.

Employees

At December 31, 2007, we employed 178 persons, none of whom were represented by a labor union.

Item 1A.	Risk Factors

Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

In November 2007, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A. M. Best also affirmed the rating outlook of stable. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the year ended December 31, 2007, approximately 49% of our gross written premiums were written in these two industries. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

We may respond to market trends by expanding or contracting our underwriting activities in certain business lines, which may cause our financial results to be volatile.

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

To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased. In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers. These increases in reserves and reinsurance premiums would adversely impact our financial condition and operating results.For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices would be adversely affected.

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reactions to the specific risks that we underwrite, but also events that impact the overall reinsurance industry, such as the hurricanes in 2005. If we are unable to maintain or replace our reinsurance,our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

We may be unable to recover amounts due from our reinsurers.

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2007 was $221.3 million, or 96.1% of shareholders’ equity. Of this amount, $55.5 million, or approximately 25.1% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security. To protect against our reinsurers inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of December 31, 2007, our unsecured estimated net exposure to Alea was approximately $8.9 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of December 31, 2007, approximately 16% of our gross premiums written for our excess and surplus lines segment were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Our growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

•	identify insurable risks not adequately served by the standard insurance market;
•	maintain adequate levels of capital;
•	obtain reinsurance on favorable terms;
•	obtain necessary regulatory approvals when writing on an admitted basis;
•	attract and retain qualified personnel to manage our expanded operations;
•	complete acquisitions of small specialty insurers, general agents or lines of business; and
•	maintain our financial strength ratings.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of the year ended December 31, 2007, the fair value of our investment portfolio was $630.1 million and our income derived from these assets was $30.3 million, or 104.6% of our pre-tax earnings. We also incurred net realized losses of $0.3 million in 2007. Our investment portfolio is subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;
•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities; and
•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all securities are issued by FNMA or FreddieMac.

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

From time to time, we are subject to lawsuits and other claims arising out of our insurance and real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements or expenses. For information on the material litigation in which we are involved, see “Item 3 — Legal Proceedings”.

Risk Factors Related to Taxation

Our Bermuda operations may be subject to U.S. tax.

American Safety Insurance Holdings, Ltd., its reinsurance subsidiary, American Safety Re and its segregated account captive, American Safety Assurance, are organized in Bermuda. American Safety Insurance Holdings, Ltd., American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance Holdings, Ltd., American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety Insurance Holdings, Ltd., American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

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

We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. person who acquires Common Shares directly or indirectly through one or more foreign entities should be required to include our “subpart F income” in income under the CFC rules of the Code. It is possible that the IRS could challenge the effectiveness of these provisions and that a court could sustain that challenge, in which case, one’s investment could be materially adversely affected.

U.S. persons who hold Common Shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our “related party insurance income” (“RPII”).

If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2007 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

American Safety Insurance, American Safety Re, American Safety Assurance and Ordinance Holdings, Limited may become subject to Bermuda taxes in the future.

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

The property & casualty insurance industry has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity (“soft” market), as well as periods when shortages of capacity permitted favorable premium levels (“hard” market).  An increase in premium levels is often offset by an increasing supply of capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers, which may cause prices to decrease.  Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our underwriting services.  In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the business significantly.

Our industry is subject to significant and increasing regulatory scrutiny.

In recent years, the insurance industry has been subject to a significant and increasing level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which this compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding the relationship between insurance companies and producers. Any changes or further requirements that are adopted by federal, state or local governments could adversely affect our business and operating results.

We operate in a heavily regulated industry, and existing and future regulations may constrain how we conduct our business and could impose liabilities and other obligations upon us.

Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of our insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and non-financial components of an insurance company’s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them is identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

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

Changes in U.S. federal income tax law could materially adversely affect us. Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. While the Company believes there are no currently pending legislative proposals which, if enacted, would have a material adverse affect on us, it is possible that similar legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.

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

Our offices are located at 31 Queen Street, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal corporate offices of our U.S. subsidiaries are located at 100 Galleria Parkway, Suite 700, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal. The Plaintiffs’ appeal is pending, but based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision. The ultimate outcome of this matter cannot now be determined.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Company

The following table provides information regarding the executive officers of the Company. Biographical information for each of such persons is set forth immediately following the table.

Name	Age	Position
Stephen R. Crim	44	President, Chief Executive Officer and Director
Joseph D. Scollo, Jr.	44	Executive Vice President and Chief Operating Officer
William C. Tepe	50	Chief Financial Officer
Randolph L. Hutto	59	General Counsel

Stephen R. Crim became President and Chief Executive Officer of the Company in January 2003 and he became President of the Company’s insurance and reinsurance operations effective January 2002. Previously, Mr. Crim had been responsible for various underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Co. between 1986 and 1990.

Joseph D. Scollo, Jr. became Executive Vice President and Chief Operating Officer of the Company in January 2006. He was Executive Vice President of the Company from January 2003 through January 2006 and was Senior Vice President-Operations since November 1998. Previously, Mr. Scollo served as senior vice president-operations of United Coastal Insurance Company, New Britain, Connecticut between 1989 and 1998.

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

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of March 11, 2008, there were approximately 789 holders of the Company’s common shares.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2007	High	Low	Close
First Quarter	$19.44	$17.82	$19.06
Second Quarter	23.96	18.95	23.83
Third Quarter	24.21	18.21	19.82
Fourth Quarter	20.85	17.45	19.65

Fiscal Year Ended December 31, 2006	High	Low	Close
First Quarter	$16.97	$15.60	$16.71
Second Quarter	17.58	15.30	16.50
Third Quarter	18.40	15.80	18.30
Fourth Quarter	19.65	17.40	18.55

The Company did not pay any cash dividends during fiscal year 2006 and 2007 and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends in the future will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2007	-	-	-	500,000
11/1 – 11/30/2007	-	-	-	500,000
12/1 – 12/31/2007	27,300	$18.70	27,300	472,700
Total	27,300	$18.70	27,300	472,700

The Company announced a stock repurchase program for up to 500,000 shares of the Company’s outstanding common stock on December 3, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	727,150	$9.98	1,997,000
Equity compensation plans approved by security holders (2)	12,864	N/A	26,693
Total	740,014		2,023,693

(1)	Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
(2)

The 12,864 represents shares actually issued to directors under the 1998 Directors Stock Award Plan. The 26,693 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

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

	Years Ended December 31

	2007	2006	2005	2004	2003
Statement of Operations Data:	(In thousands except per share data and ratios)

Gross premiums written	$ 218,370	$ 239,607	$ 237,880	$ 221,576	$ 212,667
Gross premiums earned	222,109	222,257	231,438	227,716	184,403
Net premiums earned	148,793	146,756	137,580	136,300	109,334
Fee income earned	2,145	1,685	1,197	210	-
Net investment income	30,269	21,767	14,316	9,773	5,801
Net realized (losses) gains	(311)	1,190	(54)	208	3,139
Real estate sales	-	-	3,000	67,967	57,555
Total revenue	180,961	171,440	155,874	214,656	175,991
Losses and loss adjustment expenses incurred	91,184	92,329	84,406	93,503	65,834
Acquisition expenses	28,872	27,378	28,752	26,649	21,818
Real estate expenses	326	381	2,439	55,480	53,999
Earnings before income taxes	28,929	22,846	16,048	18,453	10,090
Net earnings	28,192	20,532	14,656	14,757	7,414
Net earnings per share:
Basic	$ 2.65	$2.35	$2.18	$ 2.15	$ 1.45
Diluted	$ 2.56	$2.26	$2.05	$ 2.01	$ 1.42
Common shares and common share equivalents used in computing net basic earnings per share	10,648	8,730	6,737	6,864	5,106
Common shares and common share equivalents used in computing net diluted earnings per share	10,997	9,095	7,164	7,343	5,234
Balance Sheet Data (at end of period):
Total investments, excluding real estate	$617,211	$551,158	$415,497	$327,037	$ 222,418
Total assets	934,009	847,131	694,999	583,204	514,260
Unpaid losses and loss adjustment expenses	504,779	439,673	393,493	321,038	230,104
Unearned premiums	111,459	115,198	97,983	93,082	99,939
Loans payable	38,646	38,139	37,810	13,019	30,441
Total liabilities	703,609	650,981	576,564	474,424	418,916
Total shareholders’ equity	230,400	196,150	118,435	108,780	95,344
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	61.3%	62.9%	61.4%	68.6%	60.2%
Expense ratio (2)	36.1%	34.6%	36.3%	34.2%	36.6%
Combined ratio (3)	97.4%	97.5%	97.7%	102.8%	96.8%

Other Data:
Return on average shareholders’ equity (4)	13.5%	12.4%	13.0%	14.6%	6.9%
Debt to total capitalization ratio (5)	14.4%	16.3%	24.2%	10.7%	24.2%
Net premiums written to equity	0.7X	0.8X	1.2X	1.2X	1.4X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net premiums earned.

(2)

Expense ratio: The expense ratio is the ratio, expressed as a percentage, of acquisition and other operating expenses less fee income to net premiums earned. Our reported expense ratio excludes certain holding company expenses such as interest expense as well as real estate and rescission expenses.

(3)	Combined ratio: The combined ratio is the sum of the losses and loss adjustment expenses ratio and the expense ratio.
(4)

Return on average shareholders’ equity: Return on average shareholders’ equity is the ratio, expressed as a percentage, of net earnings, excluding realized gains and losses, to the average of the beginning of period and end of period total shareholders’ equity, excluding accumulated other comprehensive income.

(5)

Debt to total capitalization ratio: The debt to total capitalization ratio, is the ratio, expressed as a percentage, of total debt to the sum of total debt and shareholders’ equity. The Company’s total debt consists solely of loans payable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market. For more than twenty years, we have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks and construction risks as well as in developing programs for other specialty classes of risks and providing third party reinsurance.

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into six business lines: environmental, construction, products liability, excess, property, and surety. ART is further classified into two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from affiliated and unaffiliated insurers and reinsurers.

Run-off includes lines of business that we no longer write. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S sub segment, our environmental insurance coverages protect against general liability and environmental exposures for contractors in the environmental remediation industry and property owners. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.

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

Our assumed reinsurance segment offers casualty reinsurance products in the form of treaty and facultative contracts. We provide this coverage on an excess of loss and quota share basis. Casualty business includes general casualty, commercial auto, professional liability and workers’ compensation. Target markets include small alternative risk transfer vehicles such as risk retention groups, captive insurance companies, risk purchasing groups and managing general agents.

Our runoff segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The Other segment consists of amounts associated with realized gains and losses on investments, certain corporate expenses and real estate operations that were essentially complete in 2005.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business” and “Risk Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

The following table sets forth the Company’s consolidated premium and total revenue information:

	Years Ended December 31,
	2007	2006	2005	2007 to 2006	2006 to 2005
	(Dollars in thousands)
Net premiums written: Excess and Surplus:
Environmental	$31,444	$ 37,746	$ 41,477	(16.7)%	(8.9)%
Construction	50,502	92,530	77,639	(45.4)	19.2
Products Liability	3,746	1,524	-	145.8	100.0
Excess	578	670	387	(13.7)	73.1
Property	2,145	-	-	100.0	-
Surety	6,084	3,042	1,345	100.0	126.2
	94,499	135,512	120,848	(30.3)	12.1
Alternative Risk Transfer:
Specialty Programs	34,260	21,756	19,712	57.5	10.4

Assumed Re	21,242	-	-	100.0	-
Runoff	-	-	(2,045)	-	100.0
Total net premiums written	$150,001	$157,268	$138,515	(4.6)%	13.5%

Net premiums earned: Excess and Surplus:
Environmental	$36,356	$ 35,138	$ 38,081	3.5%	(7.7)%
Construction	66,450	88,612	81,451	(25.0)	8.8
Products Liability	2,382	653	-	264.8	100.0
Excess	527	532	457	(.9)	16.4
Property	520	-	-	100.0	-
Surety	5,469	2,566	1,148	113.1	123.5
	111,704	127,501	121,137	(12.4)	5.3
Alternative Risk Transfer:
Specialty Programs	27,737	19,255	18,297	44.1	5.2

Assumed Re	9,352	-	-	100.0	-

Runoff	-	-	(1,854)	-	100.0
Total net premiums earned	$148,793	$146,756	$137,580	1.4%	6.7%

Fee Income Earned	2,145	1,685	1,197	27.3	40.8
Net investment income	30,269	21,767	14,316	39.1	57.7
Net realized (losses) gains	(311)	1,190	(54)	(126.1)	2,303.7
Real estate income	-	-	3,000	-	(100.0)
Other income	65	42	76	54.8	(44.7)
Total Revenues	$180,961	$171,440	$156,115	5.6%	9.9%

The following table sets forth the Company’s consolidated expenses:

	Years Ended December 31,
	2007	2006	2005	2007 to 2006	2006 to 2005
	(Dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses incurred	$91,184	$ 92,329	$ 84,406	(1.2)%	9.4%
Acquisition expenses	28,872	27,378	28,752	5.5	(4.8)
Payroll expenses	17,268	14,896	12,130	15.9	22.8
Real estate expenses	326	381	2,439	(14.4)	(84.4)
Interest expense	3,283	3,376	1,257	(2.8)	168.6
Other expenses	12,343	12,106	11,901	1.9	1.7
Minority interest	(1,245)	(1,873)	515	33.5	(463.6)
Rescission expenses	-	-	(1,334)	-	(100.0)
Income taxes	737	2,314	1,392	(68.1)	66.2
Total expenses	$152,768	$150,907	$141,458	1.2%	6.7%

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Insurance operations:
Loss & loss adjustment expense ratio	61.3%	62.9%	61.4%
Expense ratio	36.1	34.6	36.3
Combined ratio	97.4%	97.5%	97.7%

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net earnings increased 37.3% to $28.2 million for the year ended December 31, 2007, compared to $20.5 million for 2006. Total revenues increased 5.6% to $181 million, as net premiums earned increased 1.4% to $148.8 million and net investment income increased 39.1% to $30.3 million. The increase net investment income related to a 20.9% increase in average invested assets and a 13.3% increase in the average yield to 5.1%. Net realized losses on the investment portfolio before taxes were $311,000 compared to a gain of $1.2 million in 2006.

The 2007 combined ratio was 97.4% composed of a loss ratio of 61.3% and an expense ratio of 36.1%. Unfavorable reserve development for the year totaled $2.2 million, increasing the loss ratio by 1.5 percentage points. The 2006 combined ratio was 97.5% composed of a loss ratio of 62.9% and an expense ratio of 34.6%. The 2006 combined ratio was impacted by unfavorable reserve development of $2.6 million and reinsurance reinstatement premiums of $3.7 million.

The property and casualty insurance market has softened significantly and the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to decline in our targeted markets, in some cases, significantly. Despite this softening trend, we believe there are profitable growth opportunities from which we can benefit, resulting from our diversification into new geographic locations and lines of business.

Net Premiums Earned

Net premiums earned totaled $148.8 million in 2007, an increase of 1.4% over 2006. Net premiums earned by line of business are described below:

Excess and Surplus Lines

Environmental. Net premiums earned increased 3.7% to $36.4 million for the year ended December 31, 2007 compared to $35.1 million for 2006. In 2007, $2.3 million of premium was ceded to reinsurers due to adverse loss development. The reserve development and ceded reinsurance adjustments predominantly relate to losses from policies covering New York contractors from accident years 2003 – 2004. The 2006 premium was decreased $3.7 million resulting from the accrual for reinsurance reinstatement premium resulting from one large New York loss. The Company instituted more restrictive policy forms and underwriting guidelines for such business during 2006 and 2007.

Construction. Net premiums earned decreased 25% or $22.1 million to $66.5 million primarily due to our exercise of underwriting discipline in a soft insurance market, coupled with a slowing housing market and rate decreases on business written. The decrease was primarily driven by a decrease in western states (California, Arizona, Colorado, Nevada and Washington), partially offset by an increase in other states as part of our geographic diversification effort implemented in 2006.

Products Liability. The Company’s general and products liability product began production in July 2006 with the acquisition of an underwriting team in Middletown, New Jersey producing $2.4 million of net earned premiums in 2007 compared to $653,000 in 2006. The general and products liability business is offered to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and neutraceuticals.

Excess. Net premiums earned remained relatively level at $527,000 for the year ended December 31, 2007. The Company’s excess product offering is focused primarily in the construction and products liability area. During 2006, we expanded our product to write over other carriers’ primary policies and to offer umbrella liability coverage. In 2007 the Company increased the available policy limits to $10 million.

Property. In 2007, the Company hired an experienced underwriting team to write property and CMP liability coverage with a focus on fire exposed premises liability risks with limited catastrophe exposure, primarily in the eastern United States. For the year ended December 31, 2007, net premiums earned from the property business line was $520,000.

Surety. Net premiums earned increased 113.1% to $5.5 million for the year ended December 31, 2007 compared to $2.6 million for 2006. Effective June 1, 2006 the Company did not renew the quota share reinsurance treaty in its surety line contributing to the increase in net premiums earned. The increase in surety premiums is also due to the Company continuing to focus its growth efforts in the environmental contractor surety market due to the lack of capacity serving this segment of the market. The Company also recently expanded its offerings to include non-environmental contractor bonds. During 2007 we entered into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 44.1% to $27.7 million for the year ended December 31, 2007 compared to $19.3 million for 2006. Net premiums earned increased primarily due to increased retention levels on selected programs thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. During 2007 the Company added 3 new programs and had 11 active programs as of December 31, 2007. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy issuer.

Assumed Reinsurance

The Company began writing third party assumed reinsurance in 2007. Treaties written in 2007 include professional liability for accountants and lawyers, general liability for small grocery stores, auto liability, international and domestic D&O and small participation in an international property/catastrophe treaty. Net earned premium for the year ended December 31, 2007 totaled $9.4 million.

Fee Income Earned

Fee income earned on fully funded polices increased 27% to $2.1 million for the year ended December 31, 2007 compared to $1.7 million for 2006. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as traditional insurance provides a cost effective alternative to self-insurance.

We introduced a partially funded product to complement our fully funded product.  This product is used for entities that want to self insure a portion of their risk and combines a level of underwriting risk with a self insured component.

Net Investment Income

Net investment income increased 39% to $30.3 million for the year ended December 31, 2007 from $21.8 million for 2006 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $584.2 million as of December 31, 2007 from $483.6 million as of December 31, 2006. The increase in invested assets was due to $67.0 million of cash flow from operations and the $53 million secondary equity offering completed in June 2006. The average pre-tax investment yield increased from 4.5% to 5.1% from 2006 to 2007.

Net Realized Gains

Net realized gains and losses from the sale of investments decreased to a net loss of $311,000 for the year ended December 31, 2007 from a gain of $1.2 million for 2006. The Company from time to time may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines (described under “Business-Investments”) and or to fund the cash needs of individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $91.2 million or 61.3% of net premiums earned for the year ended December 31, 2007 compared to $92.3 million and 62.9% in 2006. Due to the impact of rate decreases in the soft insurance market, the Company increased its accrued losses in its environmental line for the 2007 accident year from 53% in 2006 to 63% in 2007.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 12 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

The table below sets forth the prior year reserve development by the Company for the years ended December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006
Excess & Surplus lines
Environmental	$ 4,066	$ 56
Construction	(728)	2,425
Surety	(267)	(224)
	3,071	2,257
Alternative Risk Transfer
Programs	(115)	641
Runoff	(744)	(300)
Total	$ 2,212	$ 2,598

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 claims for environmental contractors in New York. This development was partially offset by decreases in construction, surety and runoff business lines reserves.

The 2006 prior year development in the construction line primarily relates to development in layers that were previously reinsured, but the reinsurance treaty was commuted in 2005. The development in the programs primarily relates to an increase in certain case reserves on policies written in 2004 and 2005. This development is partially offset by reserve reductions in our surety and runoff lines.

Acquisition Expenses

Policy acquisition expenses are amounts that are paid to producers of premium offset by the ceding commissions we receive from our reinsurers. For our program business, fees typically are earned through ceding commissions and have the effect of lowering our acquisition expenses. Policy acquisition expenses also include amounts paid for premium taxes to the states where we do business on an admitted basis. Policy acquisition expenses increased to $28.9 million for the year ended December 31, 2007 from $27.4 million for 2006. Policy acquisition expenses as a function of net premiums earned increased to 19.4% for the year ended December 31, 2007 from 18.7% for 2006, primarily due to the mix of business the Company writes and a new excess of loss reinsurance treaty that went into effect July 1, 2007 where we do not receive a ceding commission.

Real Estate Expenses

Real estate expenses associated with the Harbour Village project decreased to $326,000 for the year ended December 31, 2007 from $381,000 for 2006. The Harbour Village project is completed, as the final units were sold during 2005.

Payroll Expenses

Payroll expenses increased to $17.3 million for the year ended December 31, 2007 from $14.9 million for 2006. The change is primarily due to an increased number of employees which was 178 at December 31, 2007 compared to 145 at the same date 2006.

Interest and Other Expenses

Interest and other expenses remained flat at $15.6 million for the year ended December 31, 2007 from $15.5 million for 2006 as increased depreciation due to investments in systems and facilities was offset by lower legal fees.

Minority Interest

Minority interest expense was a loss of $1.2 million for the year ended December 31, 2007 compared to a loss of $1.9 million at December 31, 2006. Our minority interest expense relates to our non subsidiary affiliate, American Safety RRG. In 2007 and 2006, American Safety RRG had a net loss due to reserve development on its environmental line of business.

Income taxes

Income tax expense totaled $737,000 or 2.6% of pre-tax earnings for the year ended December 31, 2007, compared to $2.3 million or 10.1% of pre-tax earnings for 2006. The reduction in expense is primarily the result of the prior year reserve development which reduced taxable income in our U.S. subsidiaries. Included in tax expense for 2006, is the establishment of a valuation allowance for American Safety RRG of $1.1 million and 2005 provision to return adjustments for permanent differences in the 2005 federal and state income tax returns of $483,000. The establishment of the valuation allowance is reflected in minority interest on the consolidated financial statements. Absent these adjustments, the effective tax rate for 2006 would have been 5.1%. The reduction in the effective rate is due to lower earnings from U.S. operations from the impact of reinstatement premiums and prior-year loss development.

Operations by Geographic Segment

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2007 and 2006 (in thousands):

December 31, 2007	U.S.	Bermuda	Total
Income Tax	$ 737	-	$ 737
Net earnings	$ 2,009	$ 26,183	$ 28,192
Assets	$550,485	$383,524	$934,009
Equity	$ 72,900	$157,500	$230,400

December 31, 2006	U.S.	Bermuda	Total
Income Tax	$ 2,314	-	$ 2,314
Net earnings	$ 3,491	$ 17,041	$ 20,532
Assets	$509,552	$337,579	$847,131
Equity	$ 66,896	$129,254	$196,150

Net Income. Netincome from Bermuda operations increased to $26.2 million for the year ended December 31, 2007, compared to $17.0 million for 2006, due to higher investment income as a result of increased invested assets from our $53.0 million secondary offering in 2006 and the addition of the third party assumed reinsurance business in 2007. Net income from U.S. operations decreased to $2.0 million for the year ended December 31, 2007, compared to $3.5 million for 2006, primarily due to prior year loss development and accrued ceded reinsurance reinstatement premium.

Assets. Assets from Bermuda operations increased to $383.5 million at the end of 2007 compared to $337.6 million at the end of 2006. This increase is primarily due to the 2007 net earnings, along with the increased unrealized gains on the investment portfolio. Assets from U.S. operations at the end of 2007 increased to $550.5 million as compared to $509.5 million at the end of 2006.

Equity. Equity of the Bermuda operations increased to $157.5 million at the end of 2007 compared to $129.3 million at the end of 2006 due to higher net income and an improvement in net unrealized gains on the investment portfolio. Equity of U.S. operations increased to $72.9 million at the end of 2007 from $66.9 million at December 31, 2006 due to an increase in net unrealized gains on the U.S. insurance operations invested assets.

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

Net Premiums Earned

Excess and Surplus Lines

Environmental. Net premiums earned decreased 7.7% to $35.1 million for the year ended December 31, 2006 compared to $38.1 million for 2005. Net earned premiums decreased due to a $3.7 million accrual of reinstatement premium to reinstate excess limit reinsurance coverage as a result of three large claims, a decline in the Company’s middle market business due to increased competition, and an expected decline in the Company’s book of environmental contractor and consultant premiums in the State of New York. The decline in the New York business is the result of changes in the underwriting policies.

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

Products Liability.     The products liability general liability product began production in July 2006 with the acquisition of an underwriting team in Middletown, New Jersey producing $653,000 of net premiums earned. The Company experienced strong submission and production activity in this line. The product liability general liability business plans to offer both primary and excess products to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive, medical products, pharmaceuticals and neutraceuticals.

Excess.   Net premiums earned increased 16.4% to $532,000 for the year ended December 31, 2006 compared to 2005. The Company experienced strong submission activity and production continued to increase. The Company’s excess product offering is focused primarily in the construction and products liability area. The addition of the new underwriting team in Middletown, New Jersey has allowed the Company to expand its excess liability product to write over other carriers’ primary policies and to offer umbrella liability coverage. The Company also increased the available policy limits up to $5.0 million during 2006.

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

Alternative Risk Transfer

Specialty Programs.         Net premiums earned increased 5.2% to $19.3 million for the year ended December 31, 2006 compared to $18.3 million for 2005. Net premiums earned increased primarily due to increased retention levels on selected programs thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. During 2006 the Company added 5 new programs and had 12 active programs as of December 31, 2006 compared to 9 at the end of 2005. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy-issuer. See “Business-Our Products-Alternative Risk Transfer – Specialty Programs” in Part I for additional information on our programs.

Runoff

Net premiums earned were zero for the year ended December 31, 2006 compared to negative $1.9 million for 2005. The negative net premiums earned was due to an accrual of $2.0 million for reinstatement reinsurance premiums on discontinued lines. The Company’s excess municipality and workers’ compensation businesses were put in runoff in 2004.

Fee Income Earned

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

Net Realized Gains and Losses

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

The table below sets forth the prior year reserve development made for by the Company for the years ended December 31, 2005 and 2006 (in thousands):

	Year Ended December 31,
	2006	2005
Excess & Surplus lines
Environmental	$ 56	$ (754)
Construction	2,425	2,204
Surety	(224)	311
	2,257	1,761
Alternative Risk Transfer
Programs	641	(266)
Runoff	(300)	1,111

Total	$ 2,598	$ 2,606

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

Payroll Expenses

Payroll expenses increased to $14.9 million for the year ended December 31, 2006 from $12.1 million for 2005. The change is due to an increased number of employees, the inclusion of FASB Statement 123R option expense of approximately $615,000 and normal salary increases.

Interest and Other Expenses

Other expenses increased to $15.5 million for the year ended December 31, 2006 from $13.2 million for 2005. The increase is primarily due to interest expense increasing by $2.1 million due to the November 2005 issuance of $25.0 million of trust preferred securities.

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

Income Taxes

The effective tax rate increased to 10.1% for the year ended December 31, 2006 from 8.7% for 2005. In 2005, American Safety RRG, reversed $555,000 of its deferred tax asset reserve due to expected profitability. The effects of this reversal are reflected in minority interest on the Company’s consolidated financial statements. Included in tax expense for 2006, is the establishment of a valuation allowance for American Safety RRG for $1.1 million and 2005 provision to return adjustments for permanent differences in the 2005 federal and state income tax returns of $483,000. The establishment of the valuation allowance is reflected in minority interest on the consolidated financial statements. Absent this adjustment, the effective tax rate for 2006 would have been 5.1%. The reduction in the effective rate is due to lower earnings from U.S. operations from the impact of reinstatement premiums and prior-year loss development. For 2005 and 2006, the reversal and establishment of the valuation allowance has been included in income tax expense with a corresponding offset in minority interest.

Operations by Geographic Segment

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2005 and 2006 (in thousands):

December 31, 2006	U.S.	Bermuda	Total
Income Tax	$ 2,314	$ -	$ 2,314
Net earnings	3,491	17,041	20,532
Assets	509,552	337,579	847,131
Equity	$ 66,896	$ 129,254	$ 196,150

December 31, 2005	U.S.	Bermuda	Total
Income Tax	$ 1,392	$ -	$ 1,392
Net earnings	4,396	10,260	14,656
Assets	527,632	167,367	694,999
Equity	$ 59,002	$ 59,433	$ 118,435

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

Assets. Assets from Bermuda operations increased to $337.6 million at the end of 2006 compared to $167.3 million at the end of 2005. This increase is primarily a result of $53 million raised through a secondary offering in 2006 and loss portfolio transfer from our U.S. insurance subsidiaries to our Bermuda reinsurance subsidiary of $34 million of environmental business related to accident years 2002 through 2006. Assets from U.S. operations at the end of 2006 decreased to $509.5 million as compared to $527.6 million at the end of 2005. The primary reason for the decrease is due to the loss portfolio transfer mentioned above.

Equity. Equity of the Bermuda operations increased to $129.3 million at the end of 2006 compared to $59.4 million at the end of 2005 due to the secondary offering, higher net income and an improvement in net unrealized gains on the investment portfolio. Equity of U.S. operations increased to $66.9 million at the end of 2006 from $59.0 million at December 31, 2005 due to capital contributions made to support the growth of our U.S. insurance operations and an increase in net unrealized gains on the U.S. insurance operations invested assets.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a softening of premiums rates due to the entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $67.0 million for the year ended December 31, 2007, $70.7 million for the year ended December 31, 2006 and $70.4 million for the year ended December 31, 2005. The cash flow from operations decreased in 2007 compared to 2006 primarily due to an increase in accrued premiums in our assumed reinsurance business line partially offset by higher net investment income.

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

In June 2006 the Company completed a secondary equity offering of 3,680,000 common shares, raising approximately $53.0 million net of underwriting expenses. The proceeds of the offering are being used to support the growth in insurance operations. Additionally, in November 2005, in conjunction with American Safety Capital Trust III, the Company issued a 30-year trust preferred obligation in the amount of $25.0 million. This obligation bears a fixed interest rate of 8.31% for the first five years, and a floating rate of three-month LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be called solely at the Company’s option after five years.

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2007 were:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	$ 38,139	$ -	$ -	$ -	$ 38,139
Interest (1)	98,641	3,147	6,563	6,661	82,270
Operating leases	6,926	1,307	2,488	2,574	557
Gross loss reserves (2)	504,779	107,291	211,583	31,357	154,548
Total contractual obligations	$648,485	$111,745	$220,634	$40,592	$275,514

(1) The above table includes all interest payments through the expiration of interest rate swaps as discussed in Note 8 to the Company’s consolidated financial statements. At that time the Company may redeem the debt or continue with variable interest payments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying current interest rates to the respective LIBOR for each capital trust, the interest rates were 9.3%, 9.1% and 8.5% for American Safety Capital Trust, American Safety Capital Trust II and American

Safety Capital Trust III, respectively as of December 31, 2007. These rates are used to calculate the variable interest rate obligations through maturity. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage such interest rate risk.

(2) The above table includes the expected settlement of our gross loss reserves. The Company relies on reinsurance to reduce current risk exposures. The expected payoff of gross loss reserves net of reinsurance recoverables is as follows (in thousands): Total $329,298; $84,487 less than a year, $180,118, 1-3 years, $29,410, 3-5 years $35,283, more than 5 years. More information about our unpaid loss and loss adjustment expenses appears in Note 12 to our consolidated financial statements.

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

Investments. We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 59, Accounting for Non-Current Marketable Equity Securities; Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities; and Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments; FASB Staff Position No. FAS 115-1 and related guidance. The identification of distressed investments and the assessment of whether a decline is other than temporary, involve significant management judgment and require evaluation of factors including but not limited to:

• Percentage decline in value and the length of time during which the decline has occurred;
• Recoverability of principal and interest;
• Market conditions;
• Ability and intent to hold the investment to recovery;
• A pattern of continuing operating losses of the issuer;
• Rating agency actions that affect the issuer’s credit status;
• Adverse changes in the issuer’s availability of production resources, revenue sources, technological conditions; and
• Adverse changes in the issuer’s economic, regulatory or political environment.

The Company did not have any impairment charges during 2007. The Company in conjunction with its investment advisor, monitors its investments for potential impairments. See “Business-Investments” for information as to the credit quality of its investment portfolio. At December 31, 2007, 95.8% of the investment portfolio was rated A or better by S&P and Moody’s, with 60.9% being rated AAA.

If all securities carrying an unrealized loss were determined to be other than temporarily impaired, our future earnings would be reduced by the $4.9 million carried unrealized loss on investments at December 31, 2007. The Company’s portfolio managers routinely monitor and evaluate the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. As a result management concluded that the recoverability of the principal and interest is reasonably assured and no impairment needed to be recognized.

At December 31, 2007, mortgage backed securities comprised 35.3% of the entire portfolio. All mortgage backed securities are issued by agencies of the U.S. Government. The single largest security in this class is a Fannie Mae investment with a $10.1 million par value. In the corporate sector, the Company has concentrations in brokerage houses with par value of $30.9 million or 5.5% of the total portfolio, with the largest single security being Goldman Sachs Group with a par value of $4.8 million. The Company also has concentrations in the banking area with $30.5 million or 5.4% of the total portfolio, with the largest single security being Bank of America with a par value of $3.0 million. U.S. Government securities were the third largest class at 13.5% of the total portfolio with the largest security having a par value of $8.4 million.

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

The Company does not write a material amount of short-tail business. Short-tail business is defined as business for which claims are received and settled within one year. Total net reserves for short tail business are not material and as of December 31, 2007 were less than 1% of total net reserves. In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Environmental. Most exposures involved common types of bodily injury and property damage claims. These claims tend to be reported sooner but take longer to settle because often times multiple parties are involved in a claim. The loss development patterns and the expected loss ratios are estimated based on our actual emerged losses.

Because the Company writes long-tail business, the current year ultimate loss reserve is developed using the expected loss ratio method. The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business. The expected loss ratio is determined based on the review of the projected ultimate loss ratios for the prior accident years. At December 31, 2007 the carried loss and loss adjustment reserves for accident years prior to 2007 were determined largely based on the indications produced by the Bornhuetter-Ferguson method because of the additional claims experience gained as the business line matures.

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

As part of our year-end process, the Company has an external actuarial firm review the analysis prepared by our internal actuary and issue an actuarial opinion on the insurance operating companies’ reserve adequacy.

The carried gross loss reserves for material lines of business are as follows (in thousands of dollars):

	December 31, 2007
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
Environmental	$ 30,889	$ 31,863	$ 5,213	$ 21,242	$ 89,207
Construction	24,001	127,676	5,161	85,118	241,956
Products liability	1,182	1,721	70	1,157	4,130
Excess	-	4,121	-	2,747	6,868
Surety	(2,993)	1,156	214	770	(853)
Property (1)	13	246	20	164	443
Programs (2)	22,791	61,056	7,854	40,704	132,405
	75,883	227,839	18,532	151,902	474,156
Assumed Re (1)	294	6,159	-	-	6,453
Run-Off:	13,039	6,254	708	4,169	24,170
Total	$ 89,216	$240,252	$ 19,240	$156,071	$504,779

(1) New products launched in 2007.

(2) Represents 30 different programs with diverse risks. Some programs are in runoff.

	December 31, 2006
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
Environmental	$24,398	$ 23,363	$ 5,517	$ 15,576	$ 68,854
Construction	23,146	111,593	4,322	74,395	213,456
Products liability	-	332	-	221	553
Excess	-	2,135	-	1,423	3,558
Surety	(1,961)	1,109	(1,307)	739	(1,420)
Programs (1)	36,944	52,783	3,951	24,933	118,611
	82,527	191,315	12,483	117,287	403,612
Run-Off:	8,955	14,300	9,778	3,028	36,061
Total	$91,482	$205,615	$22,261	$120,315	$439,673

(1) Represents 30 different programs with diverse risks. Some programs are in runoff.

Construction:       In addition to evaluating the loss reserves on all exposures on a combined basis the actuarial staff evaluated reserves for each of the following exclusive categories: (1) construction defect claims in California; (2) construction defect in all other states; (3) commercial and residential contractors claims other than construction defects; (4) claims in New York state; (5) claims from product liability exposures; (6) claims from habitational risks; and (7) claims from miscellaneous risks.

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

Our experience with construction claims remains limited and, prior to the fourth quarter of 2005, our reserve calculations were based upon a combination of industry and Company loss development patterns. During that quarter, we retained an actuarial consulting firm that provided us with construction defect claim counts based upon a larger population that we now use to calculate reserves.

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

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2007. The key assumptions among them were the expected loss ratios and loss development patterns. If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves. The effect of any specific assumptions can vary by accident year and line of business. We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2007. The tests addressed each major line of business for which a material deviation to the overall reserve position is believed reasonably possible and used what we believed was reasonably likely range of potential deviation for each line of business. If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of potential deviation of the net carried reserves for each line of business (in thousands of dollars):

		Possible Amount Change From The Carried Reserves		Possible Percentage Change From The Carried Reserves
	Net Carried Reserves	(Decrease)	Increase	(Decrease)	Increase

Excess & Surplus Lines:
Environmental	$ 62,930	$ (8,134)	$ 5,488	(13)%	9%
Construction	197,974	(38,051)	24,523	(19)	12
Products liability	2,583	(757)	1,003	(29)	38
Excess	1,170	(328)	-	(28)	-
Property	268	(82)	110	(31)	41
Surety	914	(26)	20	(3)	2
Total	265,839	(47,378)	31,144	(18)	12

Alternative Risk Transfer:
Specialty programs (1)	41,719	-	-	-	-

Assumed reinsurance	6,453	(1,709)	2,195	(26)	34

Runoff	15,287	(313)	258	(2)	2
	$ 329,298	$ (49,400)	$ 33,597	(15)%	10%

(1)   Represents 30 different programs with diverse risks. Some programs are in runoff. Each individual program is not material to our total net carried reserves therefore no variability has been shown.

Ceded Reinsurance. Ceded unearned premiums and reinsurance balances recoverable on paid and unpaid losses and settlement expenses are reported separately as assets, instead of being netted with the related liabilities, since reinsurance does not relieve us of our legal liability to our policyholders. We continuously monitor the financial condition of our reinsurers. Our policy is to periodically charge to earnings, in the form of an allowance, an estimate of unrecoverable amounts from troubled or insolvent reinsurers. We believe that current reserve levels for uncollectible reinsurance are sufficient to cover our exposures.

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (in thousands of dollars):

	Years Ended December 31,
	2007	2006	2005
Shareholders’ equity as reported	$230,400	$ 196,150	$ 118,435
Effects of reinsurance	(861)	(7,536)	(3,233)
Shareholders’ equity without reinsurance	$229,539	$ 188,614	$ 115,202
Net earnings as reported	$ 28,192	$ 20,532	$ 14,656
Effects of reinsurance	(861)	(7,536)	(3,233)
Net earnings without reinsurance	$ 27,331	$ 12,996	$ 11,423
Net cash flow from operations	$ 8,851	$ 1,044	$ 21,640

Effective July 1, 2007 the Company entered into an excess of loss reinsurance treaty on our casualty lines of business. Under this treaty, the Company retains the first $500,000 of a loss and has a 10% participation in the $4.5 million excess of $500,000 layer for its environmental, construction and products liability lines of business, as well as the general liability portion of its property line. The Company retains the first $250,000 of a loss on certain of its program lines of business, participates 50% of the next $250,000 and 10% of the $4.5 million in excess of $500,000. The treaty provides that the Company retains a 10% quota share on the first $5 million of loss on the excess line of business and provides coverage on policies up to a $10 million limit.

Effective September 1, 2007 the Company entered into a consolidated property reinsurance treaty providing $10 million of limits with a $500,000 per occurrence retention by the Company. This treaty applies to the Company’s property line, as well as certain of its specialty program line.

Policy Acquisition Costs. We defer commissions, premium taxes and other expenses that are related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written.

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

In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement Number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has reviewed the pronouncement and based on its analysis upon adoption, FIN 48 does not have a material impact on its operating results.

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

Combined Ratio

Our underwriting experience is best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses less fee income to net premiums earned (expense ratio). A combined ratio below 100% indicates that an insurance company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss. Our reported combined ratio excludes certain holding company expenses such as interest expense, real estate expenses and includes a reduction for fee income.

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

Forward Looking Statements

This report contains forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions and new products and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2007. The estimated fair value of our investment portfolio at December 31, 2007 was $617.2 million, of which 94.9% was invested in fixed maturities and short-term investments and 5.1% was invested in equities.

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

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2007. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value at December 31, 2007	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments)	$ 586,025	200bp decrease	$631,563	19.8%
		100bp decrease	609,045	10.0
		100bp increase	559,770	(11.4)
		200bp increase	532,331	(23.3)

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

Credit Risk. We invest primarily in the debt securities markets, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. For additional information on our investments and our investment criteria, see “Business - Investments.”

The Company’s market rate risk has not changed materially since December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The Company's consolidated financial statements required under this Item 8 are included as part of Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management's Responsibility for Financial Statements

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

The financial statements of the Company have been audited by BDO Seidman, LLP, an independent registered public accounting firm. Their accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets a minimum of three times a year with the independent registered public accounting firm, the internal auditor and representatives of management to discuss auditing and financial reporting matters. In addition, a meeting is held prior to each quarterly earnings release. The Audit Committee retains the independent registered public accounting firm and regularly reviews the internal accounting controls, the activities of the independent registered public accounting firm and internal auditor and the financial condition of the Company. Both the Company's independent registered public accounting firm and the internal auditor have access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2007, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

_/s/ Stephen R. Crim	_/s/ William C. Tepe
Stephen R. Crim	William C. Tepe
President and Chief Executive Officer	Chief Financial Officer

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2008 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Item 4 of this Report.

The information set forth in the second paragraph of Item 1 of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2008 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2008 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2008 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2008 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements, Schedules.

(a) Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

•	Reports of BDO Seidman, LLP, Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2007 and 2006
•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flow for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements
•	Selected Quarterly Financial Data
2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

	Schedule/Exhibit Number	Page

-	Schedule II - Condensed Financial Statements (Parent only)	109
-	Schedule III – Supplemental Information	113
-	Schedule IV – Reinsurance	114

Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3.       Exhibits

The following is a list of exhibits required to be filed as part of this Report:

Exhibit Number	Title

3.1

Memorandum of Association of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)] and the Certificate of Incorporation of Change of Name

3.2

Bye-Laws of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)]

4.2

Amended and Restated Declaration of Trust of American Safety Capital Trust dated as of May 22, 2003 among Wilmington Trust Company, as institutional trustee, American Safety Holdings Corp., as sponsor, American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrators. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)]

4.3

Indenture dated as of May 22, 2003 between American Safety Holdings Corp., American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)]

4.4

Guarantee Agreement dated as of May 22, 2003, between American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)]

4.5

Amended and Restated Trust Agreement of American Safety Capital Trust II dated as of September 30, 2003 among American Safety Holdings Corp., as depositor, JPMorgan Chase Bank, as property trustee, Chase Manhattan Bank USA, National Association, as Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrative trustees [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)]

4.6

Junior Subordinated Indenture dated as of September 30, 2003 between American Safety Holdings Corp. and JPMorgan Chase Bank, as trustee. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)]

4.7

Guarantee Agreement dated as of September 30, 2003 among American Safety Holdings Corp., as guarantor, American Safety Insurance Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated October 15, 2003 (File No. 001-14795)]

4.8

Common Securities Subscription Agreement dated as of September 30, 2002 between American Safety Holdings Corp. and American Safety Capital Trust II, together as offerors [incorporated by reference to the Exhibits to the Current Report on Form 8-K filed October 15, 2003 (File No. 1-14795)]

4.9

Amended and Restated Declaration of Trust of American Safety Capital Trust III dated as of November 17, 2005 among American Safety Holdings Corp., Wilmington Trust Company, as institutional trustee and Delaware trustee, and Steven B. Mathis and Stephen R. Crim, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)]

4.10

Indenture dated as of November 17, 2006 between American Safety Holdings Corp. and Wilmington Trust Company as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)]

4.11

Guarantee Agreement dated as of November 17, 2006 between American Safety Holdings Corp., as guarantors and Wilmington Trust Company, as guarantee trustee, [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)]

4.12

Parent Guarantee Agreement dated as of November 17, 2005 between American Safety Insurance Holdings, Ltd. and Wilmington Trust Company [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)]

4.13

Subscription Agreement dated as of November 17, 2005 among American Safety Capital Trust III, American Safety Holdings Corp. and Keefe, Bruyette & Woods, Inc. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)]

10.1+	2007 Incentive Stock Plan
10.2+	1998 Director Stock Award Plan [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2005 (File No. 001-14795)]
10.3

Amended and Restated Program Management Agreement among American Safety Insurance Services, Inc., American Safety Casualty Insurance Company, American Safety Indemnity Company and American Safety Risk Retention Group, Inc. [incorporated by reference to the Exhibits to the Registration Statement filed September 25, 2002 on Form S-1 (File No. 333-100065)]

10.4+

Employment Agreement between American Safety Insurance Services, Inc. and Stephen R. Crim [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 31, 2007 (File No. 1-14795)]

10.5+

Employment Agreement between American Safety Insurance Services, Inc. and Joseph D. Scollo [incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.6+

Employment Agreement between American Safety Insurance Services, Inc. and William C. Tepe [incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.7+

Employment Agreement between American Safety Insurance Services, Inc. and Randolph L. Hutto [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.8

Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 (File No. 001-14795)]

11	Computation of Earnings Per Share
12	Ratio of Earnings to Fixed Charges

14	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14 to Form 10K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2003 (File No. 001 14795)]
21	Subsidiaries of the Company
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications of Chief Executive Officer and Chief Financial Officer

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13 2008.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 13, 2008.

Signature	Title

/s/ Stephen R. Crim	President and Chief Executive Officer
Stephen R. Crim	(Principal Executive Officer)

/s/ William C. Tepe	Chief Financial Officer
William C. Tepe	(Principal Financial Officer and Principal Accounting Officer)

/s/ David V. Brueggen	Chairman of the Board of Directors
David V. Brueggen

/s/ Cody W. Birdwell	Director
Cody W. Birdwell

/s/ Lawrence I. Geneen	Director
Lawrence I. Geneen

/s/ Frank D. Lackner	Director
Frank D. Lackner

/s/ Steven L. Groot	Director
Steven L. Groot

/s/ Thomas W. Mueller	Director
Thomas W. Mueller

/s/ Jerome D. Weaver	Director
Jerome D. Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2007. We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2007. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2008

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$ 529,569,518	$490,031,666
Common stock, at fair value	25,393,664	12,402,957
Preferred stock, at fair value	5,793,165	8,118,060
Short-term investments	56,454,862	40,605,672
Total investments	617,211,209	551,158,355

Cash and cash equivalents	12,859,681	11,293,296
Accrued investment income	5,771,983	4,299,678
Premiums receivable	22,851,520	21,747,908
Ceded unearned premium	30,950,752	35,897,446
Reinsurance recoverable	190,299,574	185,010,493
Deferred income taxes	9,767,816	10,115,869
Deferred policy acquisition costs	16,831,357	12,402,764
Property, plant and equipment, net	9,216,015	5,644,629
Other assets	18,249,352	9,560,230

Total assets	$ 934,009,259	$847,130,668

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$ 504,779,132	$439,673,496
Unearned premiums	111,459,142	115,197,804
Ceded premiums payable	15,368,967	25,462,908
Deferred revenues	1,074,238	1,192,705
Accounts payable and accrued expenses	10,004,721	11,810,962
Deferred rent	1,780,213	-
Loans payable	38,645,936	38,138,804
Funds held	18,509,621	16,328,609
Minority Interest	1,986,844	3,175,200

Total liabilities	703,608,814	650,980,488

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2007 10,703,457 shares, and at December 31, 2006 10,554,200 shares	107,034	105,542
Additional paid-in capital	106,238,456	104,514,200
Retained earnings	119,181,362	90,989,550
Accumulated other comprehensive income, net	4,873,593	540,888
Total shareholders’ equity	230,400,445	196,150,180

Total liabilities and shareholders’ equity	$ 934,009,259	$847,130,668

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
Revenues:
Direct premiums earned	$ 212,757,528	$ 222,257,131	$ 229,238,078
Assumed premiums earned	9,351,572	135,000	(81,311)
Ceded premiums earned	(73,315,988)	(75,636,276)	(91,576,899)
Net premiums earned	148,793,112	146,755,855	137,579,868

Net Investment income	30,268,665	21,766,562	14,315,891
Net realized (losses) gains	(311,261)	1,190,328	(54,101)
Real estate income	-	-	3,000,078
Fee income	2,144,868	1,684,889	1,196,505
Other income	65,838	42,476	76,286
Total revenues	180,961,222	171,440,110	156,114,527

Expenses
Losses and loss adjustment expenses	91,184,522	92,329,283	84,406,158
Acquisition expenses	28,872,317	27,378,292	28,751,979
Payroll and related expenses	17,267,848	14,896,180	12,130,136
Real estate expenses	326,691	381,243	2,439,022
Other expenses	12,343,370	12,105,188	11,900,940
Interest expense	3,283,180	3,376,124	1,257,064
Minority interest	(1,245,501)	(1,872,690)	515,233
Expenses recovered from rescission	-	-	(1,334,162)
Total expenses	152,032,427	148,593,620	140,066,370

Earnings before income taxes	28,928,795	22,846,490	16,048,157
Income taxes	736,983	2,314,292	1,391,747
Net earnings	$ 28,191,812	$ 20,532,198	$ 14,656,410

Net earnings per share:
Basic	$ 2.65	$ 2.35	$2.18
Diluted	$ 2.56	$ 2.26	$2.05

Weighted average number of shares outstanding
Basic	10,648,408	8,729,734	6,736,938
Diluted	10,997,206	9,095,422	7,163,892

See accompanying notes to consolidated financial statements

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

	Years ended December 31,
	2007	2006	2005
Common stock - number of shares:
Balance at beginning of period	10,554,200	6,753,731	6,781,721
Issuance of common shares	176,557	3,800,469	173,583
Repurchase of common shares	(27,300)	-	(201,573)
Balance at end of period	10,703,457	10,554,200	6,753,731

Common stock:
Balance at beginning of period	$ 105,542	$ 67,537	$ 67,817
Issuance of common shares	1,766	38,005	1,735
Repurchase of common shares	(274)	-	(2,015)
Balance at end of period:	$ 107,034	$ 105,542	$ 67,537

Additional paid-in capital
Balance at beginning of period	$104,514,200	$ 49,460,019	$ 51,067,506
Issuance of common shares	1,718,328	54,439,295	1,336,211
Repurchase of common shares	(511,603)	-	(2,943,698)
Share based compensation	517,531	614,886	-
Balance at end of period	$106,238,456	$104,514,200	$ 49,460,019

Retained earnings:
Balance at beginning of period	$ 90,989,550	$ 70,457,352	$ 55,800,942
Net earnings	28,191,812	20,532,198	14,656,410
Balance at end of period	119,181,362	$ 90,989,550	$ 70,457,352

Accumulated other comprehensive income:
Balance at beginning of period	$ 540,888	$ (1,549,661)	$ 1,843,418
Unrealized gain during the period (net of deferred tax benefit of $149,308, $197,928, and $783,353, respectively)	4,332,705	2,090,549	(3,393,079)
Balance at end of period	$ 4,873,593	$ 540,888	$ (1,549,661)

Total shareholders’ equity	$230,400,445	$196,150,180	$118,435,247

See accompanying notes to consolidated financial statements

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net earnings	$ 28,191,812	$ 20,532,198	$ 14,656,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized losses (gains) on sale of investments	311,261	(1,190,328)	54,101
Depreciation expense	3,058,503	2,113,540	1,116,386
Stock Based Compensation Expense	517,531	614,886	-
Amortization of deferred acquisition costs, net	(4,428,593)	(1,520,016)	855,639
Reinsurance recoverable allowance	-	-	1,318,000
Amortization of investment premium	405,663	1,534,636	2,326,835
Deferred income taxes	(539,539)	478,015	(1,509,401)
Change in operating assets and liabilities:
Accrued investment income	(1,472,305)	(262,105)	(729,110)
Premiums receivable	(1,103,612)	(4,432,130)	3,778,032
Reinsurance recoverable	(5,289,081)	(12,899,911)	(34,975,997)
Ceded unearned premiums	4,946,694	(7,026,790)	(3,965,139)
Funds held	2,181,012	5,137,620	2,856,195
Unpaid losses and loss adjustment expenses	65,105,636	46,180,389	72,454,712
Unearned premiums	(3,738,662)	17,214,896	4,901,286
Ceded premiums payable	(10,093,941)	8,957,176	4,653,704
Accounts payable and accrued expenses	(1,566,279)	(1,015,796)	(2,303,685)
Deferred rent	370,873	-	-
Deferred revenue	(118,467)	(309,036)	1,155,229
Other, net	(9,728,328)	(3,436,605)	3,715,614
Net cash provided by operating activities	67,010,178	70,670,639	70,358,811

Cash flow from investing activities:
Purchase of fixed maturities	(210,355,072)	(388,133,860)	(150,861,495)
Purchase of common stock	(13,320,399)	(4,043,980)	(7,106,043)
Purchase of preferred stocks	-	(4,405,720)	(3,500,900)
Proceeds from sales of fixed maturities	170,087,743	230,496,120	3,584,528
Proceeds from matured securities	6,460,853	34,000,000	60,635,000
Proceeds from sales of equity securities	1,387,264	13,772,938	1,195,954
(Increase) decrease in short-term investments	(15,849,190)	(15,279,024)	571,483
Decrease of investment in real estate	-	-	2,005,440
Purchases of fixed assets	(4,792,858)	(3,268,561)	(1,705,521)
Net cash used in investing activities	(66,381,659)	(136,862,087)	(95,181,554)

Cash flow from financing activities:
Proceeds from secondary offering of common stock	-	53,276,651	-
Proceeds from exercised stock options	1,449,741	918,166	1,218,455
Stock repurchase payments	(511,875)	-	(2,945,714)
Proceeds from (repayment of) loan payable	-	-	24,996,193
Proceeds from redemption of escrow deposits	-	-	(144,500)
Withdrawals from restricted cash, net	-	-	144,500
Net cash provided by financing activities	$ 937,866	$ 54,194,817	$ 23,268,934

Net increase (decrease) in cash	1,566,385	(11,996,631)	(1,553,809)
Cash and cash equivalents at beginning of period	11,293,296	23,289,927	24,843,736

Cash and cash equivalents at end of period	$12,859,681	$11,293,296	$23,289,927

Supplemental disclosure of cash flow:
Income taxes paid	$ 1,211,304	$ 2,697,684	$ 287,617
Interest paid	$ 3,148,239	$ 3,211,736	$ 983,195

Non-cash activity: (1)
Fixed asset additions	$ 1,409,340	$ -	$ -
Deferred rent	$ 1,409,340	$ -	$ -

(1) Represents tenant build-out allowance and future reduction in rent over term of the lease.

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Years ended December 31,
	2007	2006	2005

Net earnings	$28,191,812	$20,532,198	$14,656,410

Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for sale, net of minority interest of $57,146, $11,815 and $(259,129) for 2007, 2006 and 2005 respectively	4,817,185	3,616,606	(4,541,890)

Unrealized (losses) gains on hedging transactions	(292,496)	(103,200)	311,359

Reclassification adjustment for realized losses (gains) included in net earnings, net of minority interest of $4,589, $25,530 and $0 for 2007, 2006 and 2005, respectively	306,672	(1,215,858)	54,101

Total other comprehensive income (loss) before income taxes	4,831,361	2,297,548	(4,176,430)

Income tax expense (benefit) related to items of other comprehensive income, net of minority interest of $27,874, $9,071 and $(5,534) for 2007, 2006 and 2005, respectively	498,656	206,999	(783,351)

Other comprehensive income (loss)	4,332,705	2,090,549	(3,393,079)

Total comprehensive income	$32,524,517	$22,622,747	$11,263,331

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

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

(b)	Description of Common Stock - Voting and Ownership Rights

The authorized share capital of the Company is 35 million shares, consisting of 30 million common shares, par value $.01 per share (“Common Shares”), and 5 million preferred shares, par value $.01 per share (“Preferred Shares”). The Common Shares are validly issued, fully paid, and non-assessable. There are no provisions of Bermuda law or the Company’s Bye-Laws which impose any limitations on the rights of shareholders to hold or vote Common Shares by reason of such shareholders not being residents of Bermuda. Holders of Common Shares are entitled to receive dividends ratably when and as declared by the Board of Directors out of funds legally available therefore.

Each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, subject to the 9.5% voting limitation described below. All matters, including the election of directors, voted upon at any duly held shareholders meeting shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation; (ii) the sale, lease, or exchange of all or substantially all of the assets of the Company; and (iii) amendment of certain provisions of the Bye-Laws, which each require the approval of at least 66-2/3% of the outstanding voting shares (in addition to any regulatory or court approvals). The Common Shares have non-cumulative voting rights, which means that the holders of a majority of the Common Shares may elect all of the directors of the Company and, in such event, the holders of the remaining shares will not be able to elect any directors.

The Bye-Laws contain certain provisions that limit the voting rights that may be exercised by certain holders of Common Shares. The Bye-Laws provide that each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, except that if, and so long as, the Controlled Shares (as defined below) of any person constitute 9.5% or more of the issued and outstanding Common Shares, the voting rights with respect to the Controlled Shares owned by such person shall be limited, in the aggregate, to a voting power of 9.5%, other than the voting rights of Frederick C. Treadway or Treadway Associates, L.P., affiliates of a founding shareholder of the Company. “Controlled Shares” mean (i) all shares of the Company directly, indirectly, or constructively owned by any person and (ii) all shares of the Company directly, indirectly, or beneficially   by such person within the meaning of Section 13(d) of the Exchange Act (including any shares owned by a group of persons,  as so defined and including any shares that would otherwise be excluded by the provisions of Section 13(d)(6) of the Exchange Act). Under these provisions, if, and so long as, any person directly, indirectly, or constructively owns Controlled Shares having more than 9.5% of the total number of votes exercisable in respect of all shares of voting stock of the Company, the voting rights attributable to such shares will be limited, in the aggregate, to 9.5% of the total number of votes.

No holder of Common Shares of the Company shall, by reason only of such holder, have any preemptive right to subscribe to any additional issue of shares of any class or series nor to any security convertible into such shares.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), two 100%-owned licensed Bermuda insurance companies, Ordinance Holdings Limited, a 100% owned actuarial, consulting and licensed Bermuda-based brokerage company, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. American Safety Casualty owns 88% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. The remaining 12% is owed by American Safety Holdings. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; Environmental Claims Services, Inc. (“ECSI”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

In accordance with FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIEs) and FASB Interpretation No. 46 Revised (FIN 46R), the accompanying financial statements consolidate American Safety RRG, based on its status as a VIE and the Company’s status as the primary beneficiary of the VIE. A minority interest has been established for the equity holders of American Safety RRG. The accompanying financial statements also de-consolidate American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III (“American Safety Capital”, “American Safety Capital II” and “American Safety Capital III”, respectively) based on their status as variable interest special purpose entities of the Company’s status as not being the primary beneficiary. American Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

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

While it is the Company’s intent to hold fixed maturity securities until the foreseeable future or until maturity, it may sell such securities in response to, among other things, market conditions, liquidity needs, or interest rate fluctuations. At December 31, 2007 and 2006, the Company considered all of its fixed maturity securities as “available for sale”

The Company notes that it has the ability and intent to hold securities with unrealized losses until they mature or recover in value. However, all investment securities are characterized as “available for sale” and the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries. When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision.

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

General liability premiums written are primarily estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired. General liability, surety, commercial auto, other commercial lines and workers’ compensation premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

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

An analysis of deferred policy acquisition costs follows:

	Years ended December 31,
	2007	2006	2005

Balance, beginning of period	$12,402,764	$ 10,882,478	$ 11,738,117
Acquisition costs deferred, net	33,390,875	28,982,877	27,725,425
Costs amortized during the period	(28,962,282)	(27,462,591)	(28,581,064)

Balance, end of period	$16,831,357	$12,402,764	$10,882,478

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

In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the pronouncement on January 1, 2007. FIN 48 did not have a material impact on its operating results. Interest and penalties recognized in accordance with FIN 48 are reported as a component of income tax expense.

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

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Prior to adoption, the Company amortized goodwill over a 20 year period.

At December 31, 2007 and 2006, goodwill was $2,316,629 and $1,466,629, respectively. In accordance with the disclosure requirements of SFAS 142 there was no amortization recorded in net earnings for any of the years ended December 31, 2007, 2006 and 2005.

(l)	Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options (diluted EPS).

Earnings per share for the years ended December 31, are as follows:

	2007	2006	2005

Weighted average shares outstanding	10,648,408	8,729,734	6,736,938
Shares attributable to stock options	348,798	365,689	426,954

Weighted average common and common equivalents	10,997,206	9,095,423	7,163,892

Earnings per share:

Basic	$ 2.65	$ 2.35	$ 2.18

Diluted	$ 2.56	$ 2.26	$ 2.05

(m)	Employee Stock Options

The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments under modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. This plan is described further in Note 13. Compensation expense relating to stock options of $517,531 and $614,886 reflected in earnings for the years ended December 31, 2007 and 2006, respectively.

.

(n)	Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various effective dates.

In April 2006, the FASB issued a Staff Position Number FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) (“FSP 46R-6”)”. FSP 46R-6 responds to the need for guidance on the relevant risks and rewards that must be identified and evaluated in order to apply FIN 46(R) and is effective for fiscal periods beginning after June 15, 2006. This pronouncement will have no impact on the Company as it already consolidates its non-subsidiary affiliate American Safety RRG.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 160.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 141(R).

(o)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market instruments and other debt instruments with an original maturity of 90 days or less when purchased. Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states. These deposits were $4,566,281 and $4,691,175 at December 31, 2007 and 2006, respectively.

(p)	Derivatives

The Company has limited activity with derivative financial instruments. They are not used for trading purposes, nor does the Company engage in leveraged derivative transactions. At December 31, 2007, the Company’s outstanding derivative contracts were interest swaps related to certain of its trust preferred obligations. See Note 8. The Company recognizes unrealized gain or loss on these interest rate swaps as interest rates change. The net after tax derivative loss included in accumulated other comprehensive income at December 31, 2007 will be reclassified into interest expense in conjunction with the recognition of interest payments on trust preferred debt through October 2008, with $61,728 of after tax net loss expected to be recognized in interest expense within the next year.

(q)	Reclassifications

Certain cash flows have been reclassified for the years ended December 31, 2006 and 2005. The presentation is consistent with the presentation for the year ended December 31, 2007 and did not result in any impact to net earnings or shareholders’ equity.

(2)	Investments

Net investment income is summarized as follows:

	Years ended December 31,
	2007	2006	2005

Fixed maturities	$27,711,451	$ 19,018,642	$ 13,567,965
Common stock securities	289,834	415,635	367,697
Preferred stock securities	501,682	332,322	23,149
Short-term investments and cash	2,434,984	2,595,463	914,171

	30,937,951	22,362,062	14,872,982
Less investment expenses	669,286	595,500	557,091

Net investment income	$30,268,665	$21,766,562	$14,315,891

        Realized and unrealized gains and losses were as follows:

	Years ended December 31,
	2007	2006	2005

Realized gains:
Fixed maturities	$ 95,294	$ 1,175,769	$ 91,077
Common stock securities	130,812	2,789,933	154,906
Total gains	226,106	3,965,702	245,983

Realized losses:
Fixed maturities	(488,360)	(2,223,096)	(250,383)
Common stock securities	(11,567)	(552,278)	(49,701)
Preferred stock securities	(37,440)	-	-
Total losses	(537,367)	(2,775,374)	(300,084)

Net realized (losses) gains	$ (311,261)	$ 1,190,328	$ (54,101)

Changes in unrealized gains (losses):
Fixed maturities	$ 6,418,035	$ 1,886,180	$(5,496,515)
Common stock securities	60,632	421,389	643,499
Preferred stock securities	(1,357,995)	105,340	106,100

Net change in unrealized gains (losses)	$ 5,120,672	$ 2,412,909	$(4,746,916)

At December 31, 2007 and 2006, the Company did not hold fixed-maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government, and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2007 and 2006 are as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

December 31, 2007
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 84,566,516	$1,581,197	$ 12,959	$ 86,134,754
States of the U.S. and political subdivisions of the states	7,548,971	49,633	118,463	7,480,141
Corporate securities	212,127,071	3,075,142	1,740,186	213,462,027
Mortgage-backed securities	221,402,220	1,840,989	750,613	222,492,596

Total fixed maturities	$525,644,778	$6,546,961	$2,622,221	$529,569,518
Common stock	$ 23,188,713	$3,313,413	$1,108,462	$ 25,393,664

Preferred stock	$ 6,939,720	$ -	$1,146,555	$ 5,793,165
December 31, 2006
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 123,390,583	$ 368,236	$ 1,378,807	$ 122,380,012
States of the U.S. and political subdivisions of the states	7,584,447	42,338	238,041	7,388,744
Corporate securities	131,469,859	814,574	812,477	131,471,956
Mortgage-backed securities	230,080,072	731,214	2,020,332	228,790,954

Total fixed maturities	$492,524,961	$ 1,956,362	$ 4,449,657	$ 490,031,666
Common stock	$ 10,258,638	$ 2,491,431	$ 347,112	$ 12,402,957

Preferred stock	$ 7,906,620	$ 221,830	$ 10,390	$ 8,118,060

The amortized cost and estimated fair values of fixed maturities at December 31, 2007 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value

Due in one year or less	$ 24,409,140	$ 24,457,746
Due after one year through five years	89,789,175	91,190,311
Due after five years through ten years	145,802,073	146,279,254
Due after ten years	44,242,170	45,149,611
Mortgage-backed securities	221,402,220	222,492,596

Total	$525,644,778	$529,569,518

Fixed income securities with an amortized cost of $26,980,571 and $26,694,924 were on deposit with insurance regulatory authorities at December 31, 2007 and 2006 in accordance with statutory requirements.

The fair value of the investments in debt securities can fluctuate greatly as a result of changes in interest rates. The Company believes that the declines in fair value noted below primarily resulted from changes in interest rates rather then credit issues. (See Critical Accounting Polices under Part II, Item 7 for more information on investments)

Therefore, the Company has no concern regarding the ultimate collectability of the security value, and accordingly, has not recorded any, other than temporary, impairment write-downs. The tables below show the securities the Company is holding which have been held at a loss for less than 12 months and greater than 12 months at December 31, 2007 and December 31, 2006 respectively.

December 31, 2007

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$ -	$ -	$ 9,190,148	$ (12,959)	$ 9,190,148	$ (12,959)
States of the US and political subdivisions of the states	-	-	6,490,021	(118,463)	6,490,021	(118,463)
Corporate securities	44,931,977	(1,105,872)	22,516,904	(634,314)	67,448,881	(1,740,186)
Mortgage-backed securities	8,305,641	(30,445)	57,157,990	(720,168)	65,463,631	(750,613)
Subtotal, fixed maturities	53,237,618	(1,136,317)	95,355,063	(1,485,904)	148,592,681	(2,622,221)
Common stock	8,389,778	(722,968)	854,477	(385,494)	9,244,255	(1,108,462)
Preferred stock	5,793,165	(1,146,555)	-	-	5,793,165	(1,146,555)
Total temporarily impaired securities	$ 67,420,561	$(3,005,840)	$96,209,540	$(1,871,398)	$163,630,101	$(4,877,238)

December 31, 2006

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$ 53,077,690	$ (218,138)	$ 36,967,250	$(1,160,669)	$ 90,044,940	$ (1,378,807)
States of the US and political subdivisions of the states	-	-	6,409,615	(238,041)	6,409,615	(238,041)
Corporate securities	59,749,175	(412,465)	20,291,277	(400,012)	80,040,453	(812,477)
Mortgage-backed securities	95,741,114	(466,246)	67,439,424	(1,554,086)	163,180,538	(2,020,332)
Subtotal, fixed maturities	208,567,979	(1,096,849)	131,107,566	(3,352,808)	339,675,545	(4,449,657)
Common stock	913,738	(103,126)	1,091,057	(243,986)	2,004,795	(347,112)
Preferred stock	1,467,260	(10,390)	-	-	1,467,260	(10,390)
Total temporarily impaired securities	$ 210,948,977	$ (1,210,365)	$ 132,198,623	$(3,596,794)	$343,147,600	$ (4,807,159)

(3)	Investment in Real Estate

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

(5)	Ceded Reinsurance

Effective July 1, 2007 the Company entered into an excess of loss reinsurance treaty on our casualty lines of business. Under this treaty the Company retains the first $500,000 of a loss and has a 10% participation in the $4.5 million excess of $500,000 layer for its environmental, construction and products liability line of business as well as the general liability portion of its property line of business. The Company retains the first $250,000 of a loss on certain of its program lines of business, participates in 50% of the next $250,000 and 10% of the $4.5 million in excess of $500,000. The treaty provides that the Company retain a 10% quota share on the first $5 million of loss on the excess line of business and provides coverage on policies up to a $10 million limit.

The Company purchased a property treaty excess of loss reinsurance effective September 1, 2006, attaching at $500,000 per risk with total limits of $10,000,000 per risk. The contracts also provide protection for multiple losses arising out of one occurrence, with limits totaling $20,500,000 across all layers. The program is structured in three layers, $1,500,000 in excess of $500,000 per risk with a $4,500,000 occurrence limit, $3,000,000 in excess of $2,000,000 per risk with a $6,000,000 occurrence limit. Loss adjustment expense is provided on a prorata basis in addition to the treaty limits shown above.

Prior to the reinsurance treaties mentioned above, our reinsurance structure was as follows:

Environmental. Our reinsurance treaty for environmental products operates on an excess of loss basis with a maximum retention on a per occurrence basis of $837,500. The balance of the risk, up to $10.2 million in excess of the Company’s retention, is ceded to unaffiliated reinsurers.

Construction. Effective July 1, 2005, we discontinued purchasing reinsurance on the primary general liability portion of our construction business line.

Excess and non-construction. Effective July 1, 2006 we entered into a quota share reinsurance agreement for the excess and non-construction business with a maximum retention of $1.0 million per occurrence.

Specialty Programs. The majority of our program business is reinsured under separate quota share and excess of loss reinsurance treaties that were purchased for each program.

Surety. Effective June 1, 2006 the surety treaty was not renewed based on our belief that retaining this exposure will enhance our financial results and returns on capital.

Other. We also purchase reinsurance coverage on certain products that protects us from claims associated with bad faith allegations, improper claims handling and multiple insureds being involved in the same occurrence. This reinsurance provides limits of $5.0 million per occurrence, subject to an aggregate limit of $15.0 million.

For the year ended December 31, 2007, we ceded $68.4 million of premium (31.3% of gross premiums written) to unaffiliated third party reinsurers, as compared to $82.3 million of premium (34.4% of gross premiums written) in 2006. Ceded reinsurance premiums from the specialty programs business line were 49.5% of this amount in 2007. We monitor the reinsurance market and will increase or decrease our reliance on reinsurance depending on available coverage and rates.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)

Written premiums:
Direct	$ 197,129	$ 239,472	$ 234,139
Assumed	21,242	135	(81)
Ceded	(68,370)	(82,339)	(95,543)

Net	$ 150,001	$ 157,268	$ 138,515

Earned premiums:
Direct	$ 212,757	$ 222,257	$229,238
Assumed	9,352	135	(81)
Ceded	(73,316)	(75,636)	(91,577)

Net	$ 148,793	$ 146,756	$ 137,580

Losses and loss adjustment expenses incurred:
Direct	$ 151,337	$ 159,920	$ 159,668
Assumed	3,692	-	2,031
Ceded	(63,844)	(67,591)	(77,293)

Net	$ 91,185	$ 92,329	$ 84,406

Unpaid loss and loss adjustment expenses:
Direct	$ 488,288	$ 425,342	$ 377,952
Assumed	16,491	14,331	15,541
Ceded	(175,481)	(161,146)	(159,515)

Net	$ 329,298	$ 278,527	$ 233,978

We evaluate each of our ceded reinsurance contracts at inception to determine if thee is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2007 all ceded contracts are accounted for as risk transferring contracts.

(6)	Income Taxes

Total income tax expense for the years ended December 31, 2007, 2006 and 2005 was allocated as follows:

	2007	2006	2005

Tax expense attributable to income from continuing operations	$736,983	$ 2,314,292	$ 1,391,747
Unrealized (losses) gains on hedging transactions	(80,827)	(35,087)	105,861
Unrealized gains (losses) on securities available-for-sale	551,609	233,015	(894,746)

Total	$1,207,765	$ 2,512,220	$ 602,862

The Company’s subsidiaries that are based in the United States are subject to the tax laws of the United States and the jurisdictions in which they operate. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years 2004 to the present.

U.S. Federal and state income tax expense (benefit) from continuing operations consists of the following components:

	2007	2006	2005

Current	$859,712	$ 694,298	$ 3,455,663

Deferred	(539,539)	478,015	(1,509,401)

Establishment (reversal) of valuation allowance	416,810	1,141,979	(554,515)

Total	$736,983	$2,314,292	$1,391,747

The state income tax components aggregated $(8,297), $(17,825) and $307,485 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income tax expense for the years ended December 31, 2007, 2006 and 2005 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	2007	2006	2005

Expected income tax	$9,835,790	$ 7,767,807	$ 5,456,373
Foreign earned income not subject to direct taxation	(8,902,261)	(5,793,898)	(3,488,277)
Establishment (Reversal) of Valuation allowance	416,810	1,141,979	(554,515)
Tax exempt interest	-	(639,064)	(385,621)
State taxes and other	(613,356)	(162,532)	363,787

Total income tax	$ 736,983	$2,314,292	$1,391,747

Given the historical loss position of American Safety RRG, it has established a 100% valuation allowance on its net deferred tax assets totaling $1,558,789 at December 31, 2007.

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	December 31,
	2007	2006

Deferred tax assets:
Loss reserve discounting	$ 9,572,416	$ 8,095,876
Unearned premium reserves	2,625,241	2,365,798
Warranty reserve	25,450	152,475
Unrealized loss on securities	-	434,144
NOL carry forward	1,242,977	817,709
Other	211,545	332,602

Gross deferred tax assets	13,677,629	12,198,604

Valuation allowance	(1,558,789)	(1,141,979)

Gross deferred tax assets after valuation allowance	12,118,840	11,056,625

Deferred tax liabilities:
Deferred acquisition costs	2,183,137	809,507
Unrealized gain on securities	167,887	131,249

Gross deferred tax liabilities	2,351,024	940,756

Net deferred tax assets	$9,767,816	$10,115,869

(7)	Insurance Accounting

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

The NAIC has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized. Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and, (iv) other business risks.

American Safety Casualty, American Safety Indemnity and American Safety RRG have calculated their RBC level and have determined that their capital and surplus is in excess of threshold requirements.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2007, 2006 and 2005 was $100,771,636, $76,447,031 and $38,586,734, respectively, and the amounts required to be maintained by the Company were $26,338,910, $21,633,238 and $12,868,524 respectively. American Safety Assurance, Ltd (ASA) capital and surplus as of December 31, 2007 and 2006 was $1,623,742 and $689,748 respectively. ASA is required to maintain a minimum of $120,000 in capital. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

(8)	Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used by the Company to support the growth of its insurance business. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option commencing five years from the date of original issuance.

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

Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income. The gross unrealized gains on the interest rate swaps at December 31, 2007 and December 31, 2006 were $71,788 and $263,973 for American Safety Capital and $21,740 and $122,052 for American Safety Capital II, respectively. The interest rate swaps are 100% effective at December 31, 2007.

(9)	Related Party and Affiliate Transactions

ASI Services, American Safety’s underwriting and administrative services subsidiary leased office from an entity which was owned by certain directors, officers and shareholders of the Company. The lease commenced on March 1, 2001 with an original term through August 31, 2007. This lease was terminated in 2006. The Company paid rent associated with the former space of $519,814 and $533,093 in 2006 and 2005, respectively. See Part I, Item 2. Properties, for more information about the Company’s offices.

(10)	Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into six business lines: property, environmental, construction, products liability, excess and surety. ART is further classified into two business lines: specialty programs and fully funded. Run-off includes lines of business that we no longer write. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S sub segment, our environmental insurance coverages protect against environmental exposures for contractors in the environmental remediation industry and property owners. Our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Product liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups of risks. Fully funded provides a mechanism for insureds to post collateral so as to fully self-insure their risks. In addition, we offer a partially funded product complementing our fully funded product and allowing our customers to partially self-insure their risks. We are paid a fee for arranging this type of transaction and, in the case of partially funded business, we may assume some underwriting risks.

In our Assumed Re segment, the Company assumes specialty property and casualty business from affiliated and unaffiliated insurers and reinsurers.

Our run-off segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The other segment consists of amounts associated with realized gains and losses on investments and the Company’s investment in real estate, which was essentially completed in 2005.

The Company measures all segments using net income, total assets and total equity. The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for years ended December 31, 2007, 2006 and 2005 (in thousands):

	Insurance										Other	Total
December 31, 2007	E&S						ART		Assumed Re	Runoff

	Environ-mental	Const-ruction	Product Liability	Excess	Property	Surety	Specialty Programs	Fully Funded
Gross premiums written	$47,891	$59,533	$5,730	$6,322	$3,117	$6,438	$68,097	$ -	$21,242	$ -	$ -	$218,370
Net premiums written	31,444	50,502	3,746	578	2,145	6,084	34,260	-	21,242	-	-	150,001
Fee income written	-	-	-	-	-	-	-	1,987		-	-	1,987
Net premiums earned	36,356	66,450	2,382	527	520	5,469	27,737	-	9,352	-	-	148,793
Fee income earned	-	-	-	-	-	-	-	2,145		-	-	2,145
Losses & loss adjustment expenses	26,739	39,340	2,369	444	293	981	15,701	-	6,463	(1,145)	-	91,185
Acquisition expenses	9,623	13,166	125	(481)	104	1,440	2,468	-	2,427	-	-	28,872
Underwriting profit	(6)	13,944	(112)	564	123	3,048	9,568	2,145	462	1,145	-	30,881
Income tax expense (benefit)						$ 933					(196)	737
Net earnings (loss)						$ 28,634					(442)	$ 28,192
Assets						$933,826					183	$934,009
Equity						$230,453					(53)	$230,400

	Insurance										Other	Total
December 31, 2006	E&S						ART		Assumed Re	Runoff

	Environ-mental	Const-ruction	Product Liability	Excess	Property	Surety	Specialty Programs	Fully Funded
Gross premiums written	$51,805	$96,918	$2,344	$3,946	$ -	$4,004	$80,590	$ -	$ -	$ -	$ -	$239,607
Net premiums written	37,746	92,530	1,524	670	-	3,042	21,756	-	-	-	-	157,268
Fee income written	-	-	-	-	-	-	-	2,124	-	-	-	2,124
Net premiums earned	35,138	88,612	653	532	-	2,566	19,255	-	-	-	-	146,756
Fee income earned	-	-	-	-	-	-	-	1,685	-	-	-	1,685
Losses & loss adjustment expenses	20,221	58,824	456	319	-	674	12,135	-	-	(300)	-	92,329
Acquisition expenses	10,390	16,555	122	(130)	-	569	(128)	-	-	-	-	27,378
Underwriting profit	4,527	13,233	75	343	-	1,323	7,248	1,685	-	300	-	28,734
Income tax expense (benefit)						$ 1,922					392	$ 2,314
Net earnings (loss)						$ 20,117					415	$ 20,532
Assets						$846,213					918	$847,131
Equity						$196,001					149	$196,150

	Insurance										Other	Total
December 31, 2005	E&S						ART		Assumed Re	Runoff

	Environ-mental	Const-ruction	Product Liability	Excess	Property	Surety	Specialty Programs	Fully Funded
Gross premiums written	$51,014	$93,315	$ -	$2,091	$ -	$2,581	$85,138	$ -	$ -	$ (81)	$ -	$234,058
Net premiums written	41,477	77,639	-	387	-	1,345	19,712	-	-	(2,045)	-	138,515
Fee income written	-	-	-	-	-	-	-	1,722	-	-	-	1,722
Net premiums earned	38,081	81,451	-	457	-	1,148	18,297	-	-	(1,854)	-	137,580
Fee income earned	-	-	-	-	-	-	-	1,196	-	-	-	1,196
Losses & loss adjustment expenses	19,253	51,651	-	274	-	1,411	10,298	-	-	1,519	-	84,406
Acquisition expenses	9,848	17,888	-	(143)	-	342	1,112	-	-	(295)	-	28,752
Underwriting profit	8,980	11,912	-	326	-	(605)	6,887	1,196	-	(3,078)	-	25,618
Income tax expense (benefit)						$ 604					788	$ 1,392
Net earnings (loss)						$ 13,618					1,038	$ 14,656
Assets						$691,968					3,031	$694,999
Equity						$117,679					756	$118,435

Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance operations. Geographic segments for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 (in thousands):

December 31, 2007	United States	Bermuda	Total
Income tax	$ 737	$ -	$ 737
Net earnings	$ 2,009	$ 26,183	$ 28,192
Assets	$ 550,485	$ 383,524	$ 934,009
Equity	$ 72,900	$ 157,500	$ 230,400
December 31, 2006	United States	Bermuda	Total
Income tax	$ 2,314	$ -	$ 2,314
Net earnings	$ 3,491	$ 17,041	$ 20,532
Assets	$ 509,552	$ 337,579	$ 847,131
Equity	$ 66,896	$ 129,254	$ 196,150
December 31, 2005	United States	Bermuda	Total
Income tax	$ 1,392	$ -	$ 1,392
Net earnings	$ 4,396	$ 10,260	$ 14,656
Assets	$ 527,632	$ 167,367	$ 694,999
Equity	$ 59,002	$ 59,433	$ 118,435

(11)	Commitments and Contingencies

At December 31, 2007 and 2006, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $2,000,000 in favor of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $2,000,000 have been pledged as collateral to the issuing bank.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations. The term of the lease is eighty-six months, commencing on February 1, 2007 and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

2008	$1,306,770
2009	1,224,917
2010	1,263,100
2011	1,310,112
2012	1,263,712
Thereafter	557,058
Total	$6,925,669

(12)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Unpaid loss and loss adjustment expenses, January 1	$ 439,673	$ 393,493	$ 321,038
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	161,149	159,515	136,998

Net unpaid loss and loss adjustment expenses, January 1	278,524	233,978	184,040

Incurred related to:
Current year	88,973	89,731	81,800
Prior years	2,212	2,598	2,606

Total incurred	91,185	92,329	84,406

Paid related to:
Current year	4,008	5,959	2,501
Prior years	36,403	41,824	31,967

Total paid	40,411	47,783	34,468

Net unpaid loss and loss adjustment expenses, December 31	329,298	278,524	233,978

Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	175,481	161,149	159,515

Unpaid loss and loss adjustment expenses, December 31	$504,779	$ 439,673	$ 393,493

The net prior year reserve development for 2007, 2006 and 2005 occurred in the following business lines:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Excess and Surplus Lines
Environmental	$ 4,066	$ 56	$ (754)
Construction	(728)	2,425	2,204
Surety	(267)	(224)	311
	3,071	2,257	1,761
Alternative Risk Transfer
Programs	(115)	641	(266)
Runoff	(744)	(300)	1,111
Total	$ 2,212	$ 2,598	$ 2,606

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 action over claims written in New York and 2006 development on two large claims. This development was partially offset by decreases in construction, surety and the municipality business placed in runoff.   Programs prior year benefit is reduced by $436,000 of prior year reserve development related to a commutation of a reinsurance treaty with a former program manager.

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

The Company’s stock option plan grants incentive stock options to employees. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company’s options vest over a period of three to five years and expire ten years from the date of the grant. The 2007 Incentive Stock Plan was approved by the stockholders at the 2007 annual stockholder’s meeting on June 4, 2007 at which time the 1998 Incentive Stock Plan was terminated. While options remain outstanding under the 1998 Incentive Stock Plan no new options will be granted pursuant to such plan. At December 31, 2007, 1,997,000 shares were available for future grants under the 2007 Incentive Stock Plan.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments, commencing in the first quarter of 2006. Compensation expense related to stock options of $517,531 and $614,886 is reflected in earnings for the twelve months ended December 31, 2007 and 2006, respectively.

A summary of options activity for the year ended December 31, 2007 is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2007	847,765	$ 9.33
Granted	70,500	19.08
Exercised	(161,781)	8.96
Forfeited	(29,334)	17.70
Outstanding at December 31, 2007	727,150	$ 10.02	5.02	$ 7,002,455

Exercisable at December 31, 2007	447,984	$ 8.36	3.96	$5,018,236

The weighted average fair market value of options granted during 2007, 2006 and 2005 was $10.81, $9.43 and $9.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $2,029,540, $873,532 and $1,347,017, respectively.

A summary of the status of the Company’s non-vested share activity for the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2007	277,000	$ 6.65
Granted	70,500	10.81
Vested	(39,417)	8.59
Forfeited	(28,917)	8.74

Nonvested at December 31, 2007	279,166	$ 7.21

The fair value of each option granted during 2007, 2006 and 2005 was estimated on the grant date using the Black-Scholes multiple option approach with the following assumptions:

	2007	2006	2005

Expected volatility	37.37%	37.97%	39.29%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	10.00	10.00	10.00
Risk-free rate	4.50%	3.50%	3.50%

At December 31, 2007, there was $791,354 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $338,592, $414,439, and $633,786, respectively.

The following table illustrates the effect on earnings and earnings per share, assuming we had applied the fair value recognition provisions of SFAS No. 123R, Accounting for Share Based Payments, for the year ended December 31, 2005.

Year Ending December 31 2005
Net Earnings	(In thousands except per share amounts)
As reported	$ 14,656
Effect of stock options	(454)
Pro forma net earnings	$ 14,202

Net earnings per share
Basic – as reported	$ 2.18
Basic – pro forma	$ 2.11

Diluted – as reported	$ 2.05
Diluted – pro forma	$ 1.99

(14)	Litigation

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal. The Plaintiffs’ appeal is pending, but based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision. The ultimate outcome of this matter cannot now be determined.

(15)	Subsequent Events

On February 11, 2008, the Company acquired 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”) for $8,618,000. The LTC Group provides insurance and risk management solutions for the long-term care industry and will allow the Company to further diversify its business interests.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2007 and 2006 (dollars in thousands, except per share amounts):

2007	Mar 31	June 30	Sept. 30	Dec. 31

Total revenues	$46,134	$47,629	$44,712	$42,488
Income before taxes	7,552	7,921	7,855	5,602
Net earnings	7,092	7,272	7,046	6,782
Comprehensive income	8,199	2,137	11,364	10,824

Net earnings per share:
Basic	$0.67	$0.69	$0.66	$0.63
Diluted	0.65	0.66	0.64	0.61

Common stock price ranges:
High	$19.44	$23.96	$24.21	$20.85
Low	17.82	18.95	18.21	17.45

2006	Mar 31	June 30	Sept. 30	Dec. 31

Total revenues	$ 40,105	$ 40,376	$ 45,021	$ 45,938
Income before taxes	4,117	5,227	5,731	7,772
Net earnings	4,100	4,627	5,388	6,416
Comprehensive income	944	1,455	14,036	6,187

Net earnings per share:
Basic	$ 0.61	$ 0.65	$ 0.52	$ 0.61
Diluted	0.57	0.62	0.50	0.59

Common stock price ranges:
High	$ 16.97	$ 17.58	$ 18.40	$ 19.65
Low	14.27	15.30	15.80	17.40

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
Assets Investment in subsidiaries	$191,364,370	$ 155,219,686
Other investments: Fixed maturities	18,611,093	27,596,656
Common stock	15,450,428	10,252,812
Short term investments	1,907,036	729,437
Secured note receivable from affiliate	2,500,000	2,500,000
Total other investments	229,832,927	196,298,591
Cash and cash equivalents	8,208	73,340
Accrued investment income	268,178	280,402
Other assets	954,439	273,175
Total assets	$231,063,752	$196,925,508

Liability and shareholders’ equity
Accounts payable and accrued expenses	$ 594,215	$ 675,328
Total liabilities	594,215	675,328

Preferred stock	100,000	100,000
Common stock	107,034	105,542
Additional paid in capital	106,208,091	104,514,200
Accumulated other comprehensive earnings, net	4,873,593	540,888
Retained earnings	119,180,819	90,989,550
Total shareholders’ equity	230,369,537	196,150,180
Total liabilities and shareholders’ equity	$231,063,752	$196,925,508

See accompanying independent auditors' report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
Revenues:

Investment income	$ 1,768,361	$ 1,754,182	$ 314,437
Realized gains (losses) on sales of investments	124,197	91,399	(20,140)
Total Revenues	1,892,558	1,845,581	294,297

Expenses:
Operating expenses	2,571,825	1,942,383	1,398,267
Total Expenses	2,571,825	1,942,383	1,398,267
Net loss before equity in net earnings of subsidiaries	(679,267)	(96,802)	(1,103,970)
Equity in net earnings of subsidiaries	28,871,079	20,629,000	15,760,380
Net earnings	$28,191,812	$ 20,532,198	$ 14,656,410

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – STATEMENTS OF CASH FLOW

	Years Ended December 31,
	2007	2006	2005

Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$ (679,267)	$ (96,802)	$ (1,103,970)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities: Change in operating assets and liabilities:
Accrued investment income	12,224	(231,787)	35,522
Due from/to affiliate	-	(2,107,973)	(214,583)
Accounts payable and accrued expenses	127,941	842,029	70,375
Other, net	(982,515)	399,944	135,766
NNet cash used in operating activities	(1,521,617)	(1,194,589)	(1,076,890)

Cash flow from investing activities:
Decrease (increase) in investments	4,046,217	(22,309,200)	2,456,282
Investment in subsidiary	(2,350,000)	(30,000,000)	-
(Increase) decrease in short term investments	(1,177,599)	(619,206)	282,345
Net cash (used in) provided by investing activities	518,618	(52,928,406)	2,738,627

Cash flow from financing activities:
Proceeds from secondary offering of common stock	-	53,276,651	-
Proceeds from exercised stock options	1,449,741	918,166	1,218,455
Stock repurchase payments	(511,875)	-	(2,945,714)
Net cash provided by (used in) financing activities	937,867	54,194,817	(1,727,259)

Net (decrease) increase in cash	(65,132)	71,822	(65,522)
Cash and cash equivalents, beginning of year	73,340	1,518	67,040
Cash and cash equivalents, end of year	$ 8,208	$ 73,340	$ 1,518

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005

Net earnings	$ 28,191,812	$ 20,532,198	$ 14,656,410

Other comprehensive income (loss):

Unrealized gains (losses) on securities available-for sale, net of minority interest of $57,146, $11,815 and $(259,129) for 2007, 2006 and 2005, respectively.	4,817,185	3,616,606	(4,541,890)

Unrealized (losses) gains on hedging transactions	(292,496)	(103,200)	311,359
Reclassification adjustment for realized losses (gains) included in net earnings, net of minority interest of $4,589, $25,530 and $0 for 2007, 2006 and 2005, respectively.	306,672	(1,215,858)	54,101

Total other comprehensive income (loss) before income taxes.	4,831,361	2,297,548	(4,176,430)

Income tax expense (benefit) related to items of other comprehensive income, net of minority interest of $27,874 for 2007, $9,071 for 2006 and $(5,534) for 2005 respectively.	498,656	206,999	(783,351)

Other comprehensive income (loss)	4,332,705	2,090,549	(3,393,079)

Total comprehensive income	$32,524,517	$ 22,622,747	$ 11,263,331

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE III – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G		Column H	Column I	Column J
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Net Unearned Premiums	Net Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other operating expenses (1)	Net Premiums Written
						Current Year	Prior Years
2007
E&S Environmental Construction Excess Products liability Property	$4,839 4,739 85 395 359	$62,930 197,974 1,170 2,583 268	$20,472 25,342 329 2,236 1,625	$36,356 66,450 527 2,382 520	$ - - - - -	$22,673 40,068 444 2,369 293	$4,066 (728) - - (267)	$9,623 13,166 (481) 125 104	$ - - - - -	$31,444 50,502 578 3,746 2,145
Surety	390	914	1,482	5,469	-	1,248	-	1,440	-	6,084
	10,807	265,839	51,486	111,704		67,095	3,071	23,977		94,499
ART Programs	2,907	41,719	17,132	27,737		15,816	(115)	2,468		34,260
Assumed Re	3,117	6,453	11,890	9,352	-	6,463	-	2,427	-	21,242
Runoff	-	15,287	-	-	-	(401)	(744)	-	-	-
Total	$16,831	$329,298	$80,508	$148,793	$30,269	$88,973	$2,212	$28,872	$32,894	$150,001
2006
E&S Environmental Construction Products liability Excess	$5,117 7,544 (15) (181)	$51,316 179,282 424 726	$22,579 41,288 871 278	$35,235 88,612 653 532	$ - - -	$20,165 56,398 456 319	$ 56 2,425 - -	$10,398 16,555 122 (130)	$ - - -	$37,746 92,530 1,524 670
Surety	213	174	867	2,566	-	898	(224)	569	-	3,042
	12,678	231,922	65,883	127,598		78,236	2,257	27,514		135,512
ART Programs	(275)	27,269	13,417	19,255	-	11,495	641	(52)	-	21,756
Runoff	-	19,336	-	-	-	-	(300)	-	-	-
Total	$12,403	$278,527	$79,300	$146,853	$21,767	$89,731	$2,598	$27,462	$30,377	$157,268
2005
E&S Environmental Construction Excess	$4,569 6,372 85	$45,205 142,512 407	$27,779 37,161 349	$38,081 81,451 457	$ - - -	$20,007 49,447 274	$(754) 2,204 -	$9,848 17,745 -	$ - - -	$41,477 77,639 387
Surety	91	220	391	1,148	-	1,100	311	342	-	1,345
	11,117	188,344	60,680	121,138		70,828	1,761	27,935		120,848

ART Programs	(235)	21,412	8,432	18,297	-	10,375	(266)	941	-	19,712
Runoff	-	24,222	-	(1,854)	-	408	1,111	(295)	-	(2,045)
Total	$10,882	$233,978	$69,112	$137,580	$14,316	$81,800	$2,606	$28,581	$23,970	$138,515

(1) The Company does not allocate net investment income or other operating expenses to the various business segments.

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV – REINSURANCE

Years Ended December 31,

(Dollars in thousands)

Property-Liability Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

United States December 31, 2007	$ 212,757	$ 73,316	$ -	$ 139,441	-
December 31, 2006	$ 222,257	$ 75,636	$ 135	$ 146,756	0.1
December 31, 2005	$ 229,238	$ 91,577	$ (81)	$ 137,580	(0.1)

Bermuda
December 31, 2007	$ -	$ -	$ 9,352	$ 9,352	100.0
December 31, 2006	$ -	$ -	$ -	$ -	-
December 31, 2005	$ -	$ -	$ -	$ -	-

Combined Total
December 31, 2007	$ 212,757	$ 73,316	$ 9,352	$ 148,793	6.2
December 31, 2006	$ 222,257	$ 75,636	$ 135	$ 146,756	0.1
December 31, 2005	$ 229,238	$ 91,577	$ (81)	$ 137,580	(0.1)

See accompanying independent auditors’ report.