Form 10-K/A
period 2007-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2008-04-24
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File Number: 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

31 Queen Street

2nd Floor

Hamilton, Bermuda HM 11

(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.Yes [ ] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                        [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer [ ] Accelerated Filer ☒
Non-Accelerated Filer [ ] Smaller reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 29, 2007 was $180,038,343.

The number of shares of registrant’s common stock outstanding on March 31, 2008 was 10,729,976.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant” or the “Company”) for the year ended December 31, 2007 filed on March 17, 2008 (the “Original Filing”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15, in connection with this Form 10-K/A the Registrant’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 23, 2008 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 23, 2008.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Cody W. Birdwell, age 55, has served as a director of the Company since 1986. Mr. Birdwell has been president of Houston Sunbelt Communities, L.C. in Houston, Texas, which is engaged in subdivision and mobile home community development and sales, since 1993.

David V. Brueggen, age 61, has served as a director of the Company since 1986 and as Chairman of the Board of Directors since June 2007. Mr. Brueggen was the senior vice president of finance of Anson Industries, Inc. in Melrose Park, Illinois, which is engaged in drywall, acoustical and foam insulation contracting, prior to his retirement at December 31, 2007. Mr. Brueggen was employed by Anson Industries, Inc. since 1982. Previously, he was an audit manager with an international public accounting firm for 10 years. Mr. Brueggen is a certified public accountant.

Stephen R. Crim, age 44, has been a director of the Company since 2002. Mr. Crim became President and Chief Executive Officer of the Company in 2003 and became President of the Company’s insurance and reinsurance operations in 2002. Prior to becoming President and Chief Executive Officer, Mr. Crim was responsible for all of the Company’s underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety Co. and The Hartford Insurance Co. between 1986 and 1990.

Lawrence I. Geneen, age 64, has served as a director of the Company since 2003. He is president and owner of an insurance risk management and strategic consulting firm in Scarsdale, New York. From 1999 to 2001, he was executive vice president and chief operating officer of American Management Association in New York, New York, which is engaged in management training and publishing. From 1997 to 1999, Mr. Geneen was a managing director of Marsh & McLennan, Inc. in New York, where he was responsible for global sales and client management leadership in its insurance brokerage business. From 1992 to 1997 he was a managing principal and shareholder of Johnson and Higgins, and from 1974 to 1992 he was employed in a number of executive sales positions and management positions in its insurance brokerage business.

Steven L. Groot, age 58, has served as a director of the Company since 2006. Mr. Groot served in various positions at Allstate Insurance Company in Northbrook, Illinois from 1970 to 2002, most recently as President of Direct Distribution and e-Commerce and as a member of its board of directors.

Frank D. Lackner, age 39, has been a director of the Company since 2004. Mr. Lackner served as a managing director of Fox-Pitt, Kelton in 2007 and currently is a founding partner of Lackner Capital Advisors, LLC, a consulting firm focused on the insurance industry. From 2001 to 2006, Mr. Lackner served as a managing director with Torsiello Capital Partners LLC in New York, New York, engaged in providing investment banking and financial advisory services to the global insurance and financial services industry. From 1998 to 2001, Mr. Lackner was co-founder and president of RiskContinuum, Inc., an online reinsurance exchange start-up venture established to facilitate reinsurance opportunities for insurance brokers, corporate risk managers, insurance and reinsurance companies, which has ceased operations. From 1993 to 1997, he was a vice president with Insurance Partners L.P., a private equity investment partnership specializing in financial services. From 1992 to 1993, Mr. Lackner was an assistant underwriter with Centre Reinsurance Companies, a subsidiary of Zurich Financial Services, engaged in finite risk reinsurance and insurance transactions. Prior to joining Centre Re, Mr. Lackner was an investment banking analyst in the insurance group at Donaldson, Lufkin & Jenrette Securities Corp. from 1990 to 1992. Mr. Lackner is a director of Greenlight Capital Re, Ltd.

Thomas W. Mueller, age 53, has served as a director of the Company since 1986. Mr. Mueller has been vice president of Cardinal Industrial Insulation Co., Inc. in Louisville, Kentucky, which is engaged in industrial insulation and asbestos and sound abatement, since 1975. Mr. Mueller also serves as a board member for Actors Theatre of Louisville.

Jerome D. Weaver, age 54, has served as a director of the Company since 2001. Mr. Weaver has been chief executive officer of Specialty Systems, Inc. in Indianapolis, Indiana, which is engaged in general construction and asbestos abatement, since 1996. He has been employed by Specialty Systems, Inc. since 1989.

EXECUTIVE OFFICERS

The following summarizes the business experience over the last five years of the Company’s executive officers, other than Mr. Crim, whose business experience is described above under ‘DIRECTORS.’

Randolph L. Hutto, age 59, has served as General Counsel and Secretary of the Company since September 2006. Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed health care claims processing and information management company, from April 2004 to January 2006, and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

Joseph D. Scollo, Jr., age 43,has served as Executive Vice President and Chief Operating Officer of the Company since January 2006. Mr. Scollo served as Executive Vice President of the Company since January 2003 and as Senior Vice President - Operations from 1998. Previously, Mr. Scollo served as Senior Vice President - Operations of United Coastal Insurance Company, New Britain, Connecticut from 1989 until 1998. Mr. Scollo has over 18 years of experience in the insurance industry. Mr. Scollo holds a certified public accountant certificate.

William C. Tepe, age 50, has served as Chief Financial Officer of the Company since November 2005. Mr. Tepe has over 25 years of experience in accounting, financial reporting, financial planning and corporate development. Prior to joining the Company, Mr. Tepe was the Chief Financial Officer and Global Controller for GAB Robins Inc., an international insurance claims management and adjusting company from 2000 until 2005. Mr. Tepe also has been employed in senior financial reporting and accounting positions within major property and casualty insurance companies such as W. R. Berkley Corp. and USF&G Corporation. Mr. Tepe is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own 10% or more of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. SEC regulations require that such directors, officers and 10% or more shareholders furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all directors, officers or 10% shareholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2007.

CORPORATE GOVERNANCE

Meetings and Committees of the Board of Directors

The Board of Directors of the Company had four meetings and acted by unanimous written consentonce during 2007. All directors attended at least 75% of the meetings of the Board of Directors and the committees thereof on which they served during 2007.

Independence

The New York Stock Exchange listing standards require listed companies to have a board of directors with at least a majority of independent directors. The Board of Directors has determined that each current director and each nominee for election, with the exception of Mr. Crim (who is currently employed by the Company), qualifies as an independent director. In determining each director’s independence, the Board of Directors did consider that Messrs. Brueggen, Mueller and Birdwell are directors of American Safety Risk Retention Group, Inc. This entity is consolidated with the Company for accounting purposes but, for purposes of independence analysis, is considered an affiliate of the Company rather than a subsidiary of the Company. The Board of Directors has determined that this relationship does not prevent these directors from being considered independent.

Committees of the Board of Directors

The Board of Directors has established four standing committees: the audit committee, the compensation committee, the finance committee and the nominating and corporate governance committee.

The audit committee is composed of independent directors in accordance with the New York Stock Exchange (“NYSE”) listing standards and the rules of the Securities and Exchange Commission (the “SEC”). The audit committee reviews the scope of the Company’s audit, recommends to the shareholders the engagement of the independent registered public accounting firm, and reviews such firm’s reports. The audit committee operates pursuant to a written charter, a copy of which is available on our website, www.amsafety.com in the

“Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the audit committee are Messrs. Brueggen (chairman), Groot and Weaver. The Board of Directors has determined that each member of the audit committee is financially literate. The Board of Directors has determined that Mr. Brueggenis qualified as an “audit committee financial expert” within the meaning of the SEC regulations, and that he, therefore, meets the requirement under the NYSE listing standards that at least one member of the audit committee have accounting or related financial management expertise. The Company’s independent registered public accounting firm reports directly to the audit committee, which controls their engagement. The audit committee pre-approves the provision of all audit and non-audit related services by the Company’s independent registered public accounting firm and meets with management and the accounting firm at each audit committee meeting in separate executive sessions, if deemed necessary, to review the Company’s financial statements and significant findings based on the auditor’s review processes. The audit committee has also established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters. The audit committee held seven meetings during 2007. The audit committee is responsible for reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof, reviewing the annual independent audit of the Company's financial statements, reviewing the Company's systems of internal accounting and financial controls and reviewing and monitoring the internal audit process and internal audit results.

The compensation committee is comprised of independent directors and recommends to the Board of Directors matters regarding executive compensation and stock options. The compensation committee operates pursuant to a written charter, a copy of which is available on our website, www.amsafety.com in the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the compensation committee are Messrs. Geneen (chairman), Groot and Lackner. The compensation committee held four meetings during 2007.

The finance committee is comprised of independent directors and is responsible for recommending portfolio allocations to the Board of Directors, approving the Company’s guidelines that provide standards to ensure portfolio liquidity and safety, approving investment managers and custodians for portfolio assets, and considering other matters regarding the financial affairs of the Company. The current members of the finance committee are Messrs. Birdwell, Lackner (chairman) and Weaver. The finance committee held four meetings during 2007.

The nominating and corporate governance committee is comprised of independent directors. The committee has as its purposes identifying individuals qualified to become members of the Board of Directors and recommending to the Board of Directors candidates for election or reelection as directors; monitoring and recommending corporate governance and other Board of Directors practices; and overseeing performance reviews of the Board of Directors, its committees and the individual members of the Board of Directors. The committee operates pursuant to a written charter, which is available on our website, www.amsafety.comin the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the nominating and corporate governance committee are Messrs. Birdwell (chairman), Geneen and Mueller. The nominating and corporate governance committee held four meetings in 2007.

Shareholders may obtain a printed copy without charge of any of the committee charters referenced above upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11, Bermuda.

Executive Sessions

The independent directors meet in executive sessions, at which only independent directors are present, at each meeting of the Board of Directorsand as needed. Mr. Brueggen presides over the executive sessions of the Board of Directors.

Board of Directors Attendance at Annual General Meeting

It is the policy of the Company and the Board of Directors that all directors attend the Annual General Meeting and be available for questions from shareholders, except in the case of unavoidable conflicts. All of the Company’s directors attended the 2007 Annual General Meeting of Shareholders.

Shareholder Communications to the Board of Directors

Shareholders and other parties interested in communicating directly with the Company’s Board of Directors or any individual may contact them by writing c/o the Secretary of the Company, 31 Queen Street, Hamilton HM 11, Bermuda. The Secretary will receive the correspondence and forward it to the individual director or directors to whom the correspondence is directed or the chairman of the nominating and corporate governance committee. The Secretary will not forward any correspondence that is unduly hostile, threatening, illegal, not reasonably related to the Company or its business or similarly inappropriate.

Consideration of Director Nominees

The nominating and corporate governance committee has been delegated the task of seeking qualified candidates for directors and evaluating and recommending for subsequent ratification by the Board of Directors for nomination candidates for election or reelection as directors.

With respect to the committee’s evaluation of director nominee candidates, the committee has no formal requirements or minimum standards for the individuals that it nominates. The committee evaluates each candidate for nomination to election to the Board of Directors based on certain minimum requisite qualifications set forth by the Board of Directors. Some factors that the committee generally views as relevant and is likely to consider in its evaluation of candidates include, but are not limited to:

•	Career experience, particularly experience germane to the Company’s business;

•	Personal and professional ethics;

•	Expertise that may serve the Company and complement the expertise of other Board of Directors members;

•	Ability to devote significant time and effort to Board of Directors and Board of Directors committee responsibilities;

•	Whether the candidate is independent; and

•	Whether a candidate is financially literate or an “audit committee financial expert” (as defined by the SEC).

The committee does not assign a particular weight to these individual factors. Rather, the committee looks for a mix of factors, when considered in combination with the expertise and credentials of the other candidates and the existing Board of Directors that will provide shareholders with an experienced and diverse Board of Directors.

With respect to the identification of nominee candidates, the committee does not have a formalized process. Instead, its members and the senior management of the Company generally recommend candidates of whom they are aware personally or by reputation. The Company historically has not utilized a recruiting firm to assist in the process, but may do so in the future.

The nominating and corporate governance committee welcomes recommendations from shareholders. The nominating and corporate governance committee evaluates a candidate for director recommended by a shareholder in the same manner that the committee evaluates a candidate recommended by other means. In order to make a recommendation, the nominating and corporate governance committee asks that a shareholder send the nominating and corporate governance committee:

•	A resume for the candidate, detailing the candidate’s work experience and credentials;

•

A written confirmation from the candidate that he or she (1) would like to be considered as a candidate and would serve if nominated and elected, (2) consents to the disclosure of his or her name, (3) is, or is not, “independent” as that term is defined in the charter of the nominating and corporate governance committee, and (4) has no plans to change or influence the control of the Company;

•

The name of the recommending shareholder as it appears in the Company’s books, the number of shares that are owned by that shareholder and written confirmation that the shareholder consents to the disclosure of his or her name. (If the recommending person is not a shareholder of record, he or she should provide proof of share ownership);

•	Personal and professional references, including contact information; and

•

Any other information relating to the candidate required to be disclosed in a proxy statement for election of directors under Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”).

This information should be sent to the nominating and corporate governance committee, c/o Secretary, American Safety Insurance Holdings, Ltd., 31 Queen Street, Hamilton HM 11, Bermuda, who will forward the information to the chairman of the committee. In order to be considered at the 2009 Annual General Meeting of Shareholders, the Secretary must receive this information by January 23, 2009.

In addition to the procedures described above for recommending prospective nominees, shareholders may directly nominate directors for consideration at the Annual General Meeting of Shareholders.

Code of Business Conduct and Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics in accordance with rules of the SEC and the New York Stock Exchange listing standards applicable to all directors, officers and employees, including the principal executive officers, principal financial officers, principal and senior accounting officers or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. The Company’s Code of Business Conduct and Ethics is available on our website, www.amsafety.com in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section. Shareholders may request a printed copy of the Code of Business Conduct and Ethics upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

Corporate Governance Guidelines

The Company is committed to having sound corporate governance practices, and the Board of Directors has adopted Corporate Governance Guidelines that provide a framework for the governance of the Company. The Board of Directors reviews these guidelines periodically and monitors developments in the area of corporate governance. Corporate Governance Guidelines are available on our website, www.amsafety.com in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section. Shareholders may request a printed copy without charge upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Compensation Committee. As described in Item 10 of this Form 10-K/A, we have a compensation committee of the Board of Directors (the “Committee”) that consists of Messrs. Geneen (Chairman), Groot and Lackner. The Committee operates pursuant to a written charter, which is available on our website, www.amsafety.com. The charter is reviewed annually by the Committee. The Board of Directors has determined that the members of the Committee are “non-employee directors” (within the meaning of Rule 16b-3 of the Securities

Exchange Act of 1934, as amended), “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code) and “independent directors” (within the standards set forth by the New York Stock Exchange). In addition, no Committee member is a current or former employee of the Company or any of its subsidiaries. Generally, the Committee is responsible for recommending to the Board of Directors matters regarding executive compensation. The Committee generally meets quarterly, and on an as-needed basis.

General Philosophy. We compensate our senior management through a combination of base salary, bonus and equity compensation that we design to be competitive with comparable employers and to align our management’s incentives with the long-term interests of our shareholders. The purpose of our compensation program generally is to develop and implement a fair, consistent and competitive program, which will attract, motivate and retain highly qualified talent. The Committee views the compensation program as a management tool that, through the setting of goals and objectives, encourages management to achieve or exceed the Company’s business objectives. In making compensation decisions, we establish target overall cash compensation and then allocate that compensation among base salary and bonus. We then determine what level, if any, of equity compensation is appropriate. At the senior management level, we design incentive compensation to reward company-wide performance by tying awards to the achievement of goals and objectives which relate to (i) our performance in such areas as growth and return on equity, (ii) individual performance and (iii) business unit performance, as discussed below under 2007 Bonus Plan, Annual Cash Bonus andEquity Compensation. The compensation for each of our named executive officers (“NEOs”) consists of a base salary, an annual bonus, stock options, health insurance and other benefits and perquisites.

Committee Process. The Committee designs, evaluates and approves our executive compensation plans, policies and programs. The Committee annually reviews and evaluates the goals and objectives relevant to the compensation of our NEOs and annually evaluates the performance of our Chief Executive Officer in light of those goals and objectives. In addition, the Committee reviews and approves compensation levels and compensation awards for our other NEOs recommended by the Chief Executive Officer, who reviews individual and corporate performance for the other NEOs and makes recommendations to the Committee. These recommendations are generally approved. In all cases, however, the Committee is an active participant in establishing the goals for bonuses.

The Committee also administers our equity-based compensation plan, although it has delegated to our Chief Executive Officer the authority to make limited awards to newly-hired executives and other key employees as necessary or appropriate to attract and retain highly qualified individuals to the Company. The Committee is authorized to retain experts, consultants and other advisors to aid in the discharge of its duties. The Committee reports regularly to the Board of Directors on matters relating to the Committee’s responsibilities, and it is common for all of our non-employee directors to attend Committee meetings. The Committee follows regulatory and legislative developments and considers corporate governance best practices in performing its duties.

Targeted Overall Compensation for 2007. Our NEOs received a combination of base salary, cash bonus and stock options as part of their overall compensation. Base salaries are intended to be competitive with base salaries paid by comparable insurance companies. Cash bonus and stock option grants are intended to incentivize NEOs and are structured to align the interests of the NEOs with the success of the Company. With respect to Stephen R. Crim, our President and Chief Executive Officer, we considered Mr. Crim’s responsibilities and his contributions to the Company’s operating results during his tenure in establishing his targeted overall compensation for 2007. Although we do take into consideration compensation levels at similar or peer companies, we did not perform a formal survey of those levels nor did we retain a compensation consultant to advise us with respect to compensation levels for 2007. Given our size and what we consider modest levels of compensation, we did not believe that the benefits of these processes justify the cost. Rather we subjectively assessed the appropriate areas of compensation levels. The Chief Executive Officer reviewed the other NEO’s performance and made compensation recommendations to the Committee, which were reviewed by the Committee in light of the overall compensation. The Committee followed a similar process to the process used for Mr. Crim when reviewing and approving the targeted compensation for our other NEOs, Joseph D. Scollo, Jr., our Executive Vice President and Chief Operating Officer, William C. Tepe, our Chief Financial Officer, Randolph Hutto, our General Counsel and Secretary, and Thomas Callahan, our former Senior Vice President.

Base Salaries. The base salaries for our NEOs during the year ended December 31, 2007, were established by contract in the case of Messrs. Crim, Scollo, Tepe and Hutto and by considering the performance and contribution of each of the other NEOs to the Company and to that officer’s business responsibilities, as applicable. These amounts reflect levels that we concluded were appropriate based on our general experience. Our base salaries are intended to be competitive with base salaries paid by other similar insurance companies to executives with similar qualifications, experience and responsibilities, although we did not follow a formal practice in this regard. The Committee periodically discusses salary recommendations with the Chief Executive Officer with regard to other Company executive officers. These salary recommendations are generally based on an evaluation of the individual’s performance of the position held, the Company’s operating results, and the individual’s contribution to the Company’s operating results.

The compensation of our Chief Executive Officer, Stephen R. Crim, Executive Vice President and Chief Operating Officer, Joseph D. Scollo, Jr., Chief Financial Officer, William C. Tepe, and General Counsel, Randolph L. Hutto, are governed primarily by employment agreements, the material terms of which are more specifically described below under Employment Agreements. These employment agreements provide for a base salary of $420,000 for Mr. Crim, $345,000 for Mr. Scollo, $315,000 for Mr. Tepe and $308,850 for Mr. Hutto effective as of August 1, 2007. Prior to August 1, 2007, the base salaries for Messrs. Crim, Scollo and Tepe were governed under their predecessor contracts under which Mr. Crim received a base salary of $400,000, Mr. Scollo received $325,000. Mr. Tepe’s predecessor employment agreement provided for a base salary of $300,000 in each of 2006 and 2007. It also provided that he would be eligible for a merit increase at each annual performance evaluation, beginning April 1, 2007. Mr. Hutto’s base salary prior to August 1, 2007 was based on consideration of performance, contribution to the Company and business responsibilities. Each NEO was eligible for merit raises based on a review of each individual’s performance as of April 1, 2007 under which, Messrs. Crim, Scollo, Tepe and Hutto received $20,000, $20,000, $15,000 and $8,850, as the respective merit increases. The previous base salaries plus the merit increase set the basis for the base salaries detailed in each of the employment agreements entered into on August 1, 2007. Compensation, including base salary and bonus opportunity, for Mr. Callahan was based on a determination by the Chief Executive Officer, discussed with and approved by the Committee. 2007 base salary for Mr. Callahan was $255,625.

2007 Bonus Plan. In addition to base salary, for 2007 each NEO was eligible for an annual cash bonus and stock options, as discussed below, under the Company’s 2007 Bonus Plan (the “Bonus Plan”). Pursuant to the Bonus Plan, participants are separated into 4 groups and the eligible bonus range target and maximum are determined by group. All Company employees are eligible for cash bonuses. All NEOs are within Group 1 (Crim, Scollo, Tepe) or Group 2 (Hutto and Callahan). The Bonus Plan is administered by our Human Resources Department, with input from the Chief Executive Officer and the Committee. The Bonus Plan is established each year and bonus awards under the Bonus Plan are based on the achievement of goals and objectives established by the Committee which relate to (i) the Company’s performance in such areas as return on equity, premium growth and combined ratio (ii) individual performance and, where relevant, (iii) business unit performance. The Bonus Plan is intended to structure compensation so that the bonus represents a greater percentage of overall compensation for those executives with the greatest responsibility for the Company’s success. As a result, as management responsibility increases, the bonus potential increases and goals and objectives are more heavily weighted toward overall Company performance. The goals and objectives were established by the Committee in January 2007 and consisted primarily of targets for profitability, return on equity, strategic planning and operational efficiency. The Committee established goals and objectives for 2008 in January 2008. These goals and objectives for 2008 are similar to those established for 2007, with components for return on equity, premium growth and realization of certain operational efficiencies and are more specifically described below under 2008 Long Term Incentive Plan.

Annual Cash Bonus. In accordance with the 2007 Bonus Plan, each of our NEOs are eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors. For the year ended December 31, 2007, Messrs. Crim, Scollo, Tepe, Hutto and Callahan earned cash bonuses in the amount of $140,000, $120,000, $105,000, $65,631 and $56,328, respectively. For Messrs. Crim, Scollo and Tepe, these amounts were based 100% on the achievement of the specified corporate performance goals pursuant to the Bonus Plan. The target bonus for each of Mr. Crim, Scollo and Tepe was 34% of their respective 2007 salaries, subject to increase or decrease in the discretion of the Compensation Committee. The performance goals for 2007 were achieved at a 75% level. Messrs. Crim, Scollo, and Tepe’s respective bonuses were determined by applying 75% to the target bonus to which the Committee then exercised its discretion to increase above the 75% level so that in each case the bonus paid approximated the target bonus. Mr. Hutto’s target bonus was 25% of his salary, based 50% upon achievement of the corporate performance goals and 50% upon achievement of specified personal goals. He achieved 100% of his personal goals, resulting in 50% of the target bonus, and the corporate performance goals were achieved at the 75% level, resulting in his bonus being computed at 87.5% of target. Mr. Callahan’s bonus target was 25% of his salary, based 50% on corporate performance goals, 25% on his business unit goals and 25% on his personal goals. As Mr. Callahan achieved 100% of both his unit and personal goals, his bonus was computed at 87.5% of target.

Equity Compensation. The Committee believes strongly that equity-based awards are an integral part of total compensation for employees with significant responsibility for our long-term results. Incentive stock options and nonqualified stock options that are tied to corporate performance provide an effective means of delivering incentive compensation, encourage stock ownership on the part of management and align the interests of management with the interests of the shareholders. As part of our 2007 compensation program, each NEO was eligible for a stock option bonus pursuant to the Company’s 2007 Incentive Stock Plan (the “2007 Plan”).

The 2007 Plan was approved by our shareholders in June 2007. The 2007 Plan is intended to further the interests of the Company and its shareholders by attracting, retaining and motivating officers, employees, consultants and advisors to participate in the long-term development of the Company through stock ownership and is the successor plan to the 1998 Incentive Stock Option Plan (the “1998 Plan”). The 2007 Plan defines the incentive arrangements for eligible participants and authorizes the granting of incentive stock options, nonqualified options, restricted stock awards and other forms of equity compensation, which may be made subject to the discretion of the Committee and, for annual awards, are generally made in conjunction with the achievement of the goals and objectives detailed in the Bonus Plan as discussed above. The Committee is authorized to determine the terms and conditions of all option grants, subject to the limitations set forth in the 2007 Plan. In accordance with the terms of the 2007 Plan, the option price per share will not be less than the fair market value of the common shares on the date of grant, the term of any options granted may be no longer than ten years and there may or may not be a vesting period before any recipient may exercise any of those options. The rights of recipients receiving these stock options generally vest equally over three years, beginning with the first anniversary date of grant. However, in some instances, particularly with initial option grants to new key employees, the options vest 100% on the fifth anniversary of the grant date. Generally, the vesting of options issued under either the 1998 Plan or the 2007 Plan is accelerated in the event of a change in control of the Company. All options expire ten years from the date of grant, unless sooner exercised.

With the exception of significant promotions and new hires, we generally make these types of awards at a meeting of the Committee each year following the availability of the financial results for the prior year and prior to March 15. This timing was selected because it enables us to consider the Company’s prior year performance, the performance of the potential recipients and our expectations for future years. The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. The option grants discussed below were made by the Committee in March 2008 pursuant to the 2007 Plan and based on each NEO’s performance for the year ended December 31, 2007. Much like the cash bonus portion of the 2007 Plan, the 2007 Plan provides for options to be granted based on the attainment of the Company’s performance goals and, in some cases, in combination with achievement of individual goals and objectives.

Messrs. Crim, Scollo and Tepe’s option grants were determined by applying the 75% Company performance level to the target grant level, resulting in option grants of 10,000, 7,500 and 7,500 shares, respectively. Mr. Hutto’s grant was based on the 75% achievement of the Company’s performance goals and 100% achievement of his personal goals, or 87.5% of target, resulting in an option grant of 5,000 shares.

Pursuant to their employment agreements, each of Messrs. Crim, Scollo, Tepe and Hutto is eligible to participate in all Company equity plans. During 2007, Mr. Crim, Mr. Scollo, Mr. Tepe and Mr. Hutto were granted options valued at $106,600, $79,950, $79,950 and $21,320, respectively under the 1998 Plan. These grants were based on each NEO’s performance in 2006 and were discretionary in nature. The options were granted on March 15, 2007 at an exercise price of $19.05 per share and vest ratably over three years. Mr. Callahan did not receive any option grants during 2007.

2008 Long-Term Incentive Plan. In 2007, the Compensation Committee retained the Lockton Benefits Group to review the Company’s compensation programs. Based on the results of this review, the Compensation Committee adopted the 2008 Long-Term Incentive Plan. Commencing with calendar 2008, the Compensation Committee has implemented this comprehensive, long-term incentive compensation program. The goal of our comprehensive compensation program is to fairly compensate our executives in a manner to be competitive with comparable employers and to align our executives’ incentives with the short term operational and financial success of the Company and the long-term interests of our stockholders. Our compensation programs will support management’s goal of hiring, retaining and rewarding qualified executives who embrace the Company’s mission of providing innovative insurance solutions for specialty risks in underserved markets and who are committed to providing continuing value to our stockholders. All of our compensation programs are strategy-focused, competitive and, where appropriate, may include supplemental and perquisite programs.

Going forward, our executive compensation programs will be benchmarked to an industry-specific peer group and, where appropriate, to standardized insurance industry survey data. Compensation comparability will be determined using, among other organizational criteria, financial performance, organizational structure, number of employees, market capitalization and service offerings. Generally base compensation will be established at a level competitive with our defined peer group but in no event less than the 50th percentile of peer data. Total direct compensation will be targeted at the 75th percentile when targeted short and long term performance goals are achieved. Executives will be eligible for annual performance-based salary adjustments if they achieve pre-established performance goals and objectives.

Our management incentive plans are designed to be self-funding and provide participant target incentive awards that increase or decrease based on individual and company performance results. Incentive compensation will become a larger portion of an executive’s total direct compensation as he or she assumes significant responsibilities and has a significant impact on the financial or operational success of the Company.

Where appropriate, executives will be selected to participate in the Company’s supplemental or perquisite programs, depending upon comparable data, retention value of the executive and cost to the Company.

The 2008 Long-Term Incentive Plan is designed to compensate and retain those executives and key employees that contribute most to driving revenue and profitability. This philosophy represents a modification to prior year plans, which were more focused on title than revenue/profitability. Under the 2008 structure, the following groups will be eligible for stock awards or stock options in addition to a cash bonus:

Group 1 - Corporate executives, including Messrs. Crim, Scollo, Tepe and Hutto, with primary responsibility for overall corporate performance;

Group 2 - Operations executives with primary responsibility for performance of the Company’s operating companies (U.S. and Bermuda) and employees with primary responsibility for key product lines results.

Group 1 will be eligible to receive performance based stock options tied directly to achieving established long term growth and profitability targets. Both groups will be eligible to receive restricted stock grants and annual performance-based cash bonus awards. Restricted stock awards are designed as an aid in retention of personnel and are not directly tied to performance. Restricted stock will vest 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award. The stock options will vest on the third anniversary of the grant date, with the number of options that vest based on the three year results as compared to pre-established targets.

The long-term incentive payouts to be received by NEOs if they meet established targets, include the following (expressed as a value % of the participant’s base salary):

GROUP	CASH BONUS	PERFORMANCE STOCK OPTIONS	RESTRICTED STOCK
1	40%	25%	15%
2	25%	N/A	10%

The Compensation Committee reserves the right to modify the bonus payout terms of the plan for select individuals deemed to contribute most to the Company’s financial performance. Select NEOs, such as the Chief Executive Officer and the Chief Operations Officer, will be eligible for increased stock option grants based on the Company’s long term financial performance. Any modifications to the bonus payouts as described above will be at the sole discretion of the Compensation Committee based upon recommendations made by the CEO and based on the individual’s contributions to the Company’s financial performance.

The performance stock options are designed to reward long term performance and will be based on achieving corporate growth and profitability targets over a three-year period as established by the Compensation Committee. Gross written premium will be the measure used for the growth target, with a 30% weighting, and return on equity will be the measure for profitability, with a 70% weighting. The weightings were established in alignment with the Company’s philosophy to focus on underwriting discipline and profitability.

The cash bonus portion of the plan is designed to reward short term performance, and will be distributed based on a combination of achieving annual financial targets and established qualitative goals. The same weighting of 30%/70% (gross written premium/return on equity) for growth verses profitability will be used as respects financial targets, but a portion of the bonus will be based upon achievement of other individual qualitative goals established annually. Below is a table that describes the weightings for the annual cash bonuses:

PARTICIPANT GROUP	CORPORATE FINANCIAL GOALS	GROUP FINANCIAL GOALS	INDIVIDUAL GOALS
1	80%	N/A	20%
2	30%	50%	20%

                 To reward participants for achieving optimal results, leverage ratios will apply to performance bonus amounts for exceeding or missing financial targets. Thus, the leverage ratio will be multiplied across each target level equally to increase or decrease received bonus based upon the achievement of the financial target. The following leverage ratios will apply to both the cash bonus and stock option portions under the plan:

% ACHIEVED OF TARGET	LEVERAGE RATIO
120%	150%
110%	120%
100%	100%
90%	50%

The following table provides an overview of the total incentive compensation under the 2008 plan, consisting of cash bonus, performance stock options and restricted stock awards, that participants may receive depending on the level of achievement of established targets. For example, if 100% of the target is reached for the three year period, Group 1 would receive a cash bonus of 40% of salary, stock options equal to 25% of salary, and a restricted stock award equal to 15% of salary, for total incentive compensation under the 2008 plan for that year of 80% of salary:

GROUP	TARGET BONUS	BONUS AT 110% OF TARGET	BONUS AT 120% OF TARGET	BONUS AT 90% OF TARGET
1	80%	93%	112.5%	47.5%
2	35%	40%	47.5%	22.5%

Note that the information in the table above represents the total incentive compensation, including cash, restricted stock and stock options, and are expressed as a % of the participant’s base salary.

In the event our financial statements are restated, the awards will be adjusted to reflect those that have been earned under the restated financial statements.

Severance Benefits. We believe that companies should provide reasonable severance benefits to certain of their employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. They should also disentangle the Company from the former employee as soon as possible. We do not have a general severance plan in place but, for certain of our NEOs, severance benefits are detailed in their respective employment agreements, as detailed in the section entitled “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plans The Company offers its employees a “safe harbor 401(k) plan” (the “401(k) Plan”). All employees are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may elect to defer up to 92% of their compensation each year in lieu of receiving such amount in cash. However, a participant’s total deferral each year is subject to dollar limitations that are set by law. For 2007 the limit was $15,000. This limit may be increased after 2007 for cost of living changes. In addition, participants over age 50 may elect to defer additional amounts, referred to as catch-up contributions, of up to $5,000 in 2007. In order to maintain the safe harbor status of the 401(k) Plan, the Company contributes the total amount of each participant’s salary deferrals each Plan Year and makes a safe harbor matching contribution equal to 100% of the participant’s salary deferrals that do not exceed 3% of the participant’s compensation and 50% of the amount between 3% and 5% of the compensation. A participant is always 100% vested in amounts attributable to his or her salary deferrals. Matching contributions vest 20% per year of service beginning with the second year of service with the Company.

Change in Control. The Company has no change in control program in place, however, each of the 1998 Plan and the 2007 Plan provides for the immediate vesting of all options in the event of a change in control of the Company. None of the current employment agreements with senior executives provide for any separate benefits in connection with a change in control, although severance benefits are enhanced in the event of a termination after or in connection with a change-in-control, as discussed in the section entitled “Potential Payments Upon Termination or Change In Control.”

Perquisites and Other Benefits. The Committee annually reviews the perquisites that senior management receives. The primary perquisites for senior management are the payment of a monthly car allowance and the payment of annual insurance premiums. The Committee believes that these perquisites are modest and appropriate.

Senior management also participates in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance and life insurance.

The value of perquisites and other benefits received by our NEOs for 2007 are shown in the Summary Compensation Table under the heading of “All Other Compensation.”

Stock Ownership Guidelines. The Company does not have established stock ownership guidelines for any of its officers. The Company believes that its 2007 Plan awards sufficiently align the interests of its officers with those of its shareholders.

Employment Agreements. Stephen R. Crim was employed by the Company as its Chief Executive Officer pursuant to an employment agreement dated March 21, 2005, the term of which commenced on January 1, 2005. That contract was set to expire on December 31, 2007. Effective August 1, 2007, Mr. Crim executed a new employment agreement approved by the Committee (the “Crim Agreement”) and superseding the March 21, 2005 agreement. The Crim Agreement provides for an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal at least 120 days prior to the expiration of the initial or then current renewal term. The Crim Agreement provides for a base salary for Mr. Crim in 2007 of $420,000, which may be increased pursuant to a merit increase at each annual performance evaluation. In addition Mr. Crim is eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors, in accordance with and pursuant to the Company’s Bonus Plan. Mr. Crim is also eligible to participate in all Company stock option plans. The Crim Agreement provides for a monthly automobile allowance of $1,000 and up to $25,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Crim’s life. The Crim Agreement further provides that Mr. Crim will be entitled to the same perquisites and fringe benefits on a basis no less favorable than any other senior executive of the Company.

Joseph D. Scollo, Jr. is employed by the Company as its Executive Vice President and Chief Operating Officer pursuant to an employment agreement dated March 21, 2005, as subsequently amended on January 1, 2006 and January 1, 2007. The term of Mr. Scollo’s employment agreement commenced on January 1, 2005 and was to continue through December 31, 2007, unless sooner terminated as provided by the employment agreement. Effective August 1, 2007, Mr. Scollo entered into a new employment agreement approved by the Committee (the “Scollo Agreement”) superseding the March 21, 2005 agreement. With the exception of salary and perquisite levels, the Scollo Agreement is identical to the Crim Agreement. It provides for a 2007 base salary for Mr. Scollo of $345,000, which may be increased pursuant to a merit increase at each annual performance evaluation. The Scollo Agreement provides for a monthly automobile allowance of $750 and up to $20,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Scollo’s life.

William C. Tepe was employed by the Company as its Chief Financial Officer pursuant to an employment agreement dated November 14, 2005. The term of Mr. Tepe’s employment agreement commenced on November 14, 2005 and was to continue through December 31, 2007, unless sooner terminated as provided by the employment agreement. Effective August 1, 2007, Mr. Tepe entered into a new employment agreement approved by the Committee (the “Tepe Agreement”) superseding the November 14, 2005 agreement. With the exception of salary and perquisite levels, the Tepe Agreement is identical to the Crim Agreement. The Tepe Agreement provides for a 2007 base salary of $315,000 per year, which may be increased pursuant to a merit increase at each annual performance evaluation. The Tepe Agreement provides for a monthly automobile allowance of $700 and up to $15,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Tepe’s life.

Randolph L. Hutto was employed by the Company as its Secretary and General Counsel in October 2006. Effective August 1, 2007, Mr. Hutto entered into an employment agreement approved by the Committee (the “Hutto Agreement”). With the exception of salary and perquisite levels, the Hutto Agreement is identical to the Crim Agreement. The Hutto Agreement provides for a 2007 base salary of $308,850 per year, which may be increased pursuant to a merit increase at each annual performance evaluation. The Hutto Agreement provides for the reimbursement of up to $6,500 of country club dues and up to $15,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Hutto’s life.

Each of the respective employment agreements provide for certain termination provisions for Messrs. Crim, Scollo, Tepe and Hutto, which are further discussed in the section entitled “Potential Payments Upon Termination or Change In Control.”

Executive Compensation

The following table sets forth information regarding the annual compensation paid to the Chief Executive Officer, Chief Financial Officer and the three other executive officers of the Company who received a combined salary and bonus in excess of $100,000 (the “Named Executive Officers”) for services rendered to the Company during the years ended December 31, 2006 and 2007:

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
						Non-Equity	Non-Qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (1)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g) (2)	(h)	(i) (3)	(j)
Stephen R. Crim	2007	408,233			106,600	140,000		46,825	701,658
CEO/President	2006	380,000		-	91,000	150,000	-	41,742	662,742
Joseph D. Scollo, Jr.	2007	345,000		-	79,950	120,000		38,394	583,344
COO/Exec. VP	2006	325,000		-	68,250	130,000	-	33,277	556,527
William C. Tepe	2007	311,250		-	79,950	105,000		17,400	513,600
CFO	2006	300,000		-	-	120,000	-	17,966	437,966
Randolph Hutto	2007	306,388		-	21,320	65,631		10,191	403,530
Secretary/General Counsel	2006	96,730		-	97,600	33,750	-	-	228,080
Thomas Callahan (4)	2007	255,625				56,328		144,000	455,953
Sr. Vice President	2006	41,666				75,000

(1) “Option Awards” dollar amount is calculated by using the fair market value of the option on the dates of grant as described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders as of December 31, 2007.

(2) The amounts shown in the “Non-Equity Incentive Plan Compensation” column represent cash bonuses earned under our 2007 and 2006 bonus plans and were paid in March 2008 and 2007, respectively. For a description of our bonus plan, see our discussion under the “2007 Bonus Plan” and “Annual Cash Bonus.”

(3) “All Other Compensation” includes amounts paid for car allowances for Messrs. Crim, Scollo and Tepe, the Company’s contribution to each individual’s 401(k) plan for Messrs. Crim, Scollo, Tepe and Hutto, amounts expended for annual insurance premiums for Messrs. Crim ($25,000) and Scollo ($20,000), amounts for spouses’ air travel for Messrs. Crim, Scollo, Tepe and Hutto and, in the case of Mr. Callahan, a housing allowance. ($144,000).

(4) Mr. Callahan joined the Company on October 30, 2006 and served as Senior Vice President – Underwriting of the Company’s subsidiary, American Safety Reinsurance, Ltd. until his resignation on April 22, 2008.

For a detailed description of the amounts payable to the NEOs, see our discussions under “Employment Agreements,” “Base Salaries” “2007 Bonus Plan” and “Annual Cash Bonus.”

Grants of Plan-Based Awards

The following table sets forth information with respect to the stock options granted to the NEOs during the year ended December 31, 2007:

		All	All
		Other	Other
		Stock	Option
		Awards:	Awards:
		Number	Number	Exercise
		of	of	or Base
		Shares	Securities	Price of
		of Stock	Underlying	Option
	Grant	or Units	Options	Awards
Name	Date	(#)	(#)	($/Sr)

(a)	(b)	(i)	(j)	(k)
Stephen R. Crim	3/15/2007		10,000	19.05
Joseph D. Scollo, Jr.	3/15/2007		7,500	19.05
William C. Tepe	3/15/2007		7,500	19.05
Randolph Hutto	3/15/2007		2,000	19.05
Thomas Callahan (1)

(1) Mr. Callahan did not receive any option grants during 2007

Outstanding Equity Awards at Year End

The following table sets forth the outstanding option and stock awards held by the NEOs as of December 31, 2007:

	Option Awards

			Equity
			Incentive
			Plan
			Awards:
	Number	Number	Number
	of	of	of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options	Options	Unearned	Option	Option
	(#)	(#)	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	(#)	Price	Date

(a)	(b)	(c)	(d)	(e)	(f)
Stephen R. Crim	25,000 (1)	-		11.00	2/12/08
CEO/President	35,000 (1)	-		9.50	2/12/09
	23,000 (1)	-		6.00	6/23/10
	20,000 (1)	-		8.85	1/18/12
	12,000 (1)	-		6.75	1/30/13
	-	95,000 (2)		8.57	6/19/13
	18 ,000 (1)	-		13.67	1/21/14
	3,333 (1)	6,667		16.40	3/15/16
		10,000 (1)		19.05	3/15/17
Joseph D. Scollo, Jr.	10,000 (1)	-		11.00	11/30 /08
COO/Exec. VP	10,000 (1)	-		9.50	2/12/09
	7,000 (1)	-		6.00	6/23/10
	12,000 (1)	-		8.85	1/18/12
	11,000 (1)	-		6.75	1/30/13
	-	50,000 (2)		8.57	6/19/13
	12 ,000 (1)	-		13.67	1/21/14
	2,500 (1)	5,000		16.40	3/15/16
		7,500 (1)		19.05	3/15/17
William C. Tepe	-	25,000 (2)		16.18	11/14/15
CFO		7,500 (1)		19.05	3/15/17
Randolph Hutto	-	10,000 (2)		17.80	9/6/16
Sec. /Gen. Counsel		2,000 (1)		19.05	3/15/17
Thomas Callahan		10,000 (2		19.05	10/30/2016
Sr. Vice President

(1) The options have a three-year vesting schedule, pursuant to which the shares underlying the options shall vest in one-third increments on each of the first three anniversaries from the date of grant.

(2) The options cliff vest on the fifth anniversary from the date of grant.

Options Exercised and Stock Vested

There were no exercises of stock options during the year ended December 31, 2007 by any of the Named Executive Officers.

Pension Benefits

The Company does not have or provide any supplemental executive retirement plan, or similar plan that provides for specified retirement payments or benefits.

Nonqualified Deferred Compensation

The Company does not have or provide any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change In Control

There are no specified payments accruing to the benefit of Mr. Callahan upon such termination as a result of a contract, agreement, plan or arrangement between Mr. Callahan and the Company. However, pursuant to Mr. Callahan’s offer letter, either party may terminate the employment relationship with 6 months prior written notice, with payment in lieu of notice at the Company’s discretion. Mr. Callahan resigned as of April 22, 2008 in accordance with the terms of his offer letter. Because of their employment agreements, Messrs. Crim, Scollo, Tepe and Hutto are eligible for certain benefits in the event of termination of their employment as more specifically discussed below. The amount of potential payments to such Named Executive Officer is dependent upon the nature of the termination as discussed below. The amounts of potential payments as referenced in the table assume that such triggering event was effective as of December 31, 2007. The actual amounts to be paid out upon termination or change in control can only be determined at the time of such event.

For purposes of this discussion, “Executive” refers to each of Messrs. Crim, Scollo, Tepe and Hutto and:

“Change in Control” means:

(a)          The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (a “Person”) of beneficial ownership (within the meaning of Rule 3d-3 promulgated under the Exchange Act) of 35% or more of the combined voting power of the then outstanding voting securities of the Company, entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, however, that for purposes of this subsection (a), the following acquisitions will not constitute a Change in Control: (i) any acquisition directly from the Company to the extent that the Company’s board of directors expressly provides in a resolution approving such issuance that such securities shall not be considered in determining whether a Change in Control occurs, (ii) any acquisition by the Company which reduces the number of Outstanding Company Voting Securities and thereby results in any Person having beneficial ownership of more than 35% of the Outstanding Company Voting Securities provided that such Person does not acquire any additional Outstanding Company Voting Securities, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i) and (ii) of subsection (b) of this Section 6; or

(b)          Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), in each case, unless, following such Business Combination, (i) outstanding Company common stock (or outstanding securities issued by a surviving entity in exchange therefore) constitutes more than 50% of the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, and (ii) no Person (excluding the Company or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 35% or more of the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination; or

(c)          The election of a majority of the members of the board of directors of the Company, without the recommendation or approval by a majority of the existing members of the board of directors of Company;

(d)         The shareholders of the Company approve a plan of complete liquidation or dissolution of the Company (other than by a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company); or

(e)          The failure of the Company, directly or indirectly, to own all or substantially all of the voting securities of the Company.

Notwithstanding anything in this definition to the contrary, a restructuring and/or separation of any line of business or business unit from the Company will not of itself constitute a Change in Control;

“Cause” means (i) the continued failure of Executive to perform substantially Executive’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness, and specifically excluding any failure by Executive, after reasonable efforts, to meet performance expectations), after a written demand for substantial performance is delivered to Executive by the Board which specifically identifies in detail the manner in which the Board believes that Executive has not substantially performed Executive’s duties, (ii) any act of fraud, misappropriation, embezzlement or similar dishonest or wrongful act by Executive, (iii) Executive’s abuse of alcohol or any substance which materially interferes with Executive’s ability to perform services on behalf of the Company, (iv) Executive’s conviction for, or plea of guilty or nolo contendere to, a felony, (v) Executive’s acceptance of employment with an employer other than the Company or any affiliate or subsidiary of the Company, or (vi) Executive’s conviction for any crime of moral turpitude;

“Good Reason” means (i) a reduction by the Company in Executive’s Base Salary or benefits as in effect on the Effective Date or as the same may be increased from time to time, unless a similar reduction is made in salary or benefits of substantially all senior executives of the Company (or any of its affiliates and any of their respective subsidiaries with respect to which the Company exerts control over compensation policies); (ii) the Company’s requiring Executive, without his consent, to be based at any office or location other than in the greater metropolitan area of the city in which his office is located at the Effective Date; or (iii) the Company’s changing the reporting structure so that Executive no longer reports directly to the Board;

“Poor Performance” means the failure of Executive to meet reasonable and achievable performance expectations (other than any such failure resulting from incapacity due to physical or mental illness); provided, however, that termination for Poor Performance will not be effective unless at least 30 days prior to such termination Executive has received written notice from the Board which specifically identifies the manner in which the Board believes that Executive has not met performance expectations and Executive has failed after receipt of such notice to resume the diligent performance of his duties to the satisfaction of the Board.

General Termination

Termination Due to Death, Disability or Retirement:

If any of the Executive’s employment is terminated due to his death, Disability or Retirement, his Employment Agreement will terminate without further obligation to the Executive by the Company other than for the payment of the Accrued Obligations to be paid in a lump sum within 30 days after the date of termination to the Executive or his estate or beneficiary.

Each of the NEOs has entered into a stock option agreement, in which their options cliff vest upon the fifth anniversary from the date of grant (the “Cliff-Vesting Option Agreements”). Pursuant to the Cliff-Vesting Option Agreements, if the employment of any of the NEOs is terminated due to death or disability, all the options which are not vested and exercisable shall become fully vested and exercisable as of such termination date.

Each of the NEOs also has stock option agreements, in which their options vest ratably over a 3 year period (the “3 Year Option Agreements”). Under the 3 Year Option Agreements, the NEOs are only entitled to the options which have vested at the time of termination due to death or disability. However, pursuant to their contracts, as discussed above, certain 3 Year Options held by Messrs. Crim, Scollo, Tepe and Hutto will become fully vested and exercisable upon certain terminations.

Termination for Cause or Voluntary Termination without Good Reason.

In the event the Company terminates an Executive’s employment for cause or any of the Executives voluntarily terminates his employment, such Executive’s Employment Agreement will terminate without further obligation to the Executive by the Company other than for the payment of the Accrued Obligations to be paid in a lump sum within 30 days after the date of termination.

Termination Prior to or More than 24 Months after Change in Control.

Termination by Company other than for Poor Performance, Cause or Disability; or Termination by Executive for Good Reason:

If the Company terminates any of the Executive’s employment other than for Poor Performance, Cause or Disability or any of the Executives terminates his employment for Good Reason within 90 days after the event of occurrence of the event causing the Good Reason, such Executive shall be entitled to:

•

the sum of the base salary through the date of termination and any accrued vacation pay to the extent not yet paid (the “Accrued Obligations”) to be paid in a lump sum within 30 days after the date of termination;

•

an amount equal to the longer of 18 months base salary or the remaining term of the Employment Period from the date of termination (the “Normal Severance Period”), to be paid in equal semi-monthly or other installments as are customary under the Company’s payroll practices;

•	COBRA continuation coverage for a maximum of 18 months for termination of employment as permitted under federal laws;

•

a cash sum in an amount equal to 100% of his bonus opportunity (prorated through the date of termination) adjusted according to his year-to-date performance at the date of termination to be paid in a lump sum within 30 days after the date of termination;

•	all grants of restricted stock, restricted stock units and similar stock-based awards, which will become immediately vested as of the date of termination;

•

all options, stock appreciation rights and similar stock-based awards that would have become vested within the 24 month period following the date of termination had the Executive remained employed will become immediately vested and exercisable as of the date of termination; and

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date, the 90th day following the end of the Normal Severance Period, or 10 years from the date of grant.

Expiration of Executive’s Employment Period:

If the Executive’s Employment Period expires, such Executive shall be entitled to:

•

the sum of the base salary through the date of termination and any accrued vacation pay to the extent not yet paid to be paid in a lump sum within 30 days after the date of termination (the “Accrued Obligations”);

•

an amount equal to 18 months base salary at the time of the expiration of the Employment Period (the “Normal Severance Period”), to be paid in equal semi-monthly or other installments as are customary under the Company’s payroll practices;

•	COBRA continuation coverage for a maximum of 18 months for termination of employment as permitted under federal laws;

•

a cash sum in an amount equal to 100% of his bonus opportunity (prorated through the date of termination) adjusted according to his year-to-date performance at the date of termination to be paid in a lump sum within 30 days after the date of termination;

•	all grants of restricted stock, restricted stock units and similar stock-based awards, which will become immediately vested as of the date of termination;

•

all options, stock appreciation rights and similar stock-based awards that would have become vested within the 24 month period following the date of termination had the Executive remained employed will become immediately vested and exercisable as of the date of termination; and

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date, the 90th day following the end of the Normal Severance Period, or 10 years from the date of grant.

Termination by the Company for Poor Performance:

If the Company terminates any of the Executive’s employment for Poor Performance, such Executive shall be entitled to:

•	payment of the Accrued Obligations to be paid in a lump sum within 30 days after the date of termination;

•	an amount equal to 12 months base salary, to be paid in equal semi-monthly or other installments as are customary under the Company’s payroll practices (the “Poor Performance Severance Period”);

•	COBRA continuation coverage during the Poor Performance Severance Period;

•

all grants of restricted stock, restricted stock units and similar stock-based awards that would have become vested within the 12 month period following the date of termination had the Executive remained employed, which will become immediately vested as of the date of termination;

•

subject to specific approval of the Compensation Committee all options, stock appreciation rights and similar stock-based awards that would have become vested within the 12 month period following the date of termination had the Executive remained employed will become immediately vested and exercisable as of the date of termination; and

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date, the 90th day following the end of the Poor Performance Severance Period, or 10 years from the date of grant.

After or In Connection with Change in Control:

Termination by Executive for Good Reason; Termination by Company other than for Cause or Disability:

If a Change in Control occurs, and within 24 months following such Change in Control (or if Executive can show that termination by the Executive or the Company in anticipation of a Change in Control) the Company terminates any of the Executive’s employment other than for Cause or Disability or any of the Executives terminates his employment for Good Reason, such Executive shall be entitled to:

•	payment of the Accrued Obligations to be paid in a lump sum within 30 days after the date of termination;

•

an amount equal to 36 times the monthly base salary to be paid in a lump sum within 30 days after the date of termination if the Change in Control qualifies as a change in ownership or effective control of the Parent or the Company; otherwise, payment will be made in equal semi-monthly or other installments as are customary under the Company’s payroll practices;

•	COBRA continuation coverage for a maximum of 18 months for termination of employment as permitted under federal laws;

•

a cash sum in an amount equal to 100% of his bonus opportunity (prorated through the date of termination) adjusted according to his year-to-date performance at the date of termination to be paid in a lump sum within 30 days after the date of termination;

•	all grants of restricted stock, restricted stock units and similar stock-based awards, which will become immediately vested as of the date of termination;

•	all options, stock appreciation rights and similar stock-based awards will become immediately vested and exercisable as of the date of termination; and

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date, the 90th day following the end of the 36 month period beginning on the date of termination, or 10 years from the date of grant.

          The following tables set forth the estimated potential payments that would be made to each of the NEOs upon termination or change in control as described above, assuming termination of employment or the change in control took place on December 31, 2007:

General Termination
Named Executive Officer	Type of Payment	Termination due to Death, Disability or Retirement ($)	Termination for Cause or Voluntary Termination without Good Reason ($)
Stephen R. Crim	Payment(1)	17,500	17,500
	Bonus( [2] )	-	-
	COBRA( [3] )	-	-
	Restricted Stock Awards(4)	-	-
	Options( [5] )	2,454,990	-
	Total	2,472,490	17,500
Joseph D. Scollo, Jr.	Payment(1)	14,735	14,735
	Bonus( [2] )	-	-
	COBRA( [3] )	-	-
	Restricted Stock Awards(4)	-	-
	Options( [5] )	1,209,685	-
	Total	1,224,420	14,735
William C. Tepe	Payment(1)	13,125	13,125
	Bonus( [2] )	-	-
	COBRA( [3] )	-	-
	Restricted Stock Awards(4)	-	-
	Options( [5] )	91,250	-
	Total	104,375	13,125
Randolph L. Hutto	Payment(1)	12,869	12,869
	Bonus( [2] )	-	-
	COBRA( [3] )	-	-
	Restricted Stock Awards(4)	-	-
	Options( [5] )	19,700	-
	Total	32,569	12,869
Thomas Callahan	Payment(1)	10,651	10,651
	Bonus( [2] )	-	-
	COBRA( [3] )	-	-
	Restricted Stock Awards(4)	-	-
	Options( [5] )
	Total	10,651	10,651

(1) The dollar amounts are calculated assuming a termination date of December 31, 2007, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). The payments represent the amounts to which Messrs. Crim, Scollo, Tepe, Hutto and Callahan would be entitled, which are calculated from the 16th to the 31st of December 2007.

(2) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the Employment Agreements.

(3) The amounts represented are the premiums for COBRA continuation coverage equivalent to the coverage for which each Executive is currently enrolled, which was $1,137 for Mr. Crim, $1,122 for Mr. Scollo, $1,144 for Mr. Tepe and $838 for Mr. Hutto per month as of December 31, 2007.

(4) There were no grants of Restricted Stock Awards to any of the NEOs during the year ended December 31, 2007.

(5) The Options dollar amount is calculated based on the closing stock price of the Company of $19.65 on December 31, 2007.

Prior to or More Than 24 Months after a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Poor Performance, Cause or Disability; or Termination by Executive for Good Reason ($)	Expiration of Executive’s Employment Period ($) (1)	Termination for Poor Performance ($)
Stephen R. Crim	Payment(2)	1,102,500	647,500	437,500
	Bonus(3)	168,000	168,000	-
	COBRA(4)	20,473	20,473	13,648
	Restricted Stock Awards(5)	-	-	-
	Options(6)	2,452,990	2,452,990	2,440,154(7)
	Total	3,743,963	3,288,963	2,891,302
Joseph D. Scollo, Jr.	Payment(2)	905,625	531,875	359,375
	Bonus(3)	138,000	138,000	-
	COBRA(4)	20,198	20,198	13,465
	Restricted Stock Awards(5)	-	-	-
	Options(6)	1,208,185	1,208,185	1,198,560(7)
	Total	2,272,008	1,898,258	1,571,400
William C. Tepe	Payment(2)	826,875	485,625	328,125
	Bonus(3)	126,000	126,000	-
	COBRA(4)	20,593	20,593	13,729
	Restricted Stock Awards(5)	-	-	-
	Options(6)	3,000	3,000	1,500(7)
	Total	976,468	635,218	343,354
Randolph L. Hutto	Payment(2)	810,747	476,153	321,719
	Bonus(3)	123,540	123,540	-
	COBRA(4)	15,082	15,082	10,054
	Restricted Stock Awards(5)	-	-	-
	Options(6)	800	800	400(7)
	Total	949,599	615,575	332,173
Thomas Callahan	Payment(2)	138,463 (8)	-	10,651
	Bonus(3)	-	-	-
	COBRA(4)	-	-	-
	Restricted Stock Awards(5)	-	-	-
	Options(6)	-	-	-
	Total	138,463	-	10,651

        (1) Assuming the expiration of the Employment Period occurred on December 31, 2007, each of Messrs. Crim, Scollo Tepe and Hutto would be entitled to their unpaid salary from the 16th to the 31st of December 2007 plus an amount equal to 18 months of their respective base salaries.

(2) The dollar amounts are calculated assuming a termination date of December 31, 2007, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). The payments included under “Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason,” represent the amounts to which Messrs. Crim, Scollo, Tepe and Hutto would be entitled, which are calculated from the 16th to the 31st of December 2007 plus an amount equal to the longer of 18 months or the remaining term of the Employment Agreements, which, in this case, would be 31 months of their base salaries. The payments included under “Termination by Company for Poor Performance,” represent the amounts to which Messrs. Crim, Scollo, Tepe and Hutto would be entitled, which are calculated from the 16th to the 31st of December 2007 plus an amount equal to 12 months of their base salaries.

(3) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the Employment Agreements.

(4) The amounts represented are the premiums for COBRA continuation coverage equivalent to the coverage for which each Executive is currently enrolled, which was $1,137 for Mr. Crim, $1,122 for Mr. Scollo, $1,144 for Mr. Tepe and $838 for Mr. Hutto per month as of December 31, 2007.

(5) There were no grants of Restricted Stock Awards to any of the NEOs during the year ended December 31, 2007.

(6) The Options dollar amount is calculated based on the closing stock price of the Company of $19.65 on December 31, 2007.

(7) The Options dollar amount under “Termination for Poor Performance” is calculated assuming the Compensation Committee approved and allowed the vesting of such unvested options during the 12 month period as described above.

(8) Pursuant to Mr. Callahan’s offer letter, either party may terminate the employment relationship with 6 months prior written notice, with payment in lieu of notice at the Company’s discretion. Assuming a not-for-cause termination on December 31, 2007, Mr. Callahan would be entitled to his base salary for the period from the 16th to the 31st of December 2007 plus 6 months of his base salary. Mr. Callahan resigned as of April 22, 2008 in accordance with the terms of his offer letter.

After or in Connection with a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Cause or Disability; Termination by Executive for Good Reason ($)
Stephen R. Crim	Payment(1)	1,277,5 00
	Bonus( [2] )	168,000
	COBRA( [3] )	20,473
	Restricted Stock Awards(4)	-
	Options( [5] )	2,454,990
	Total	3,920,963
Joseph D. Scollo, Jr.	Payment(1)	1,049,375
	Bonus( [2] )	138,000
	COBRA( [3] )	20,198
	Restricted Stock Awards(4)	-
	Options( [5] )	1,209,685
	Total	2,402,883
William C. Tepe	Payment(1)	958,125
	Bonus( [2] )	126,000
	COBRA( [3] )	20,593
	Restricted Stock Awards(4)	-
	Options( [5] )	91,250
	Total	1,182,843
Randolph L. Hutto	Payment(1)	939,437
	Bonus( [2] )	123,540
	COBRA( [3] )	15,082
	Restricted Stock Awards(4)	-
	Options( [5] )	19,700
	Total	1,097,759
Thomas Callahan	Payment(1)	138,463 (6)
	Bonus( [2] )	-
	COBRA( [3] )	-
	Restricted Stock Awards(4)	-
	Options( [5] )
	Total	138,463

(1) The dollar amounts are calculated assuming a termination date of December 31, 2007, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). The payments represent the amounts to which Messrs. Crim, Scollo, Tepe and Hutto would be entitled, which are calculated from the 16th to the 31st of December 2007 plus an amount equal to 36 months of their base salaries.

(2) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the Employment Agreements.

(3) The amounts represented are the premiums for COBRA continuation coverage equivalent to the coverage for which each Executive is currently enrolled, which was $1,137 for Mr. Crim, $1,122 for Mr. Scollo, $1,144 for Mr. Tepe and $838 for Mr. Hutto per month as of December 31, 2007.

(4) There were no grants of Restricted Stock Awards to any of the NEOs during the year ended December 31, 2007.

(5) The Options dollar amount is calculated based on the closing stock price of the Company of $19.65 on December 31, 2007.

(6) Pursuant to Mr. Callahan’s offer letter, either party may terminate the employment relationship with 6 months prior written notice, with payment in lieu of notice at the Company’s discretion. Assuming a not-for-cause termination on December 31, 2007, Mr. Callahan would be entitled to his base salary for the period from the 16th to the 31st of December 2007 plus 6 months of his base salary. Mr. Callahan resigned as of April 22, 2008 in accordance with the terms of his offer letter.

Compensation Committee Interlocks and Insider Participation

The compensation committee, consisting of Messrs. Geneen, Groot and Lackner, is made up of non-employee directors who have never served as executive officers of the Company. During 2007, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Lawrence I. Geneen, Chairman
Steven L. Groot
Frank P. Lackner

Director Compensation

	Fees
	Earned
	or
	Paid In	Stock
	Cash	Awards	Total
Name	($) (1)	($) (2)	($)

Cody W. Birdwell	18,731	29,995	48,726

David V. Brueggen	30,058	29,995	60,053

Lawrence I. Geneen	18,338	29,995	48,333

Steven L. Groot	19,521	29,995	49,516

Frank D. Lackner	45,816	29,995	75,811

Thomas W. Mueller	40,280	29,995	70,275

William A. Robbie (3)	34,798	29,995	64,793

Jerome D. Weaver	34,497	29,995	64,498

(1) These amounts represent all fees earned for service as a director during 2007. The non-employee directors received the following compensation for their services as a director. The directors’ compensation is subject to change from time to time.

•

Annual Retainer Fee – Each non-employee director is paid in the form of common shares of the Company having a fair market value of $30,000 (or a pro rata portion thereof for less than a full year’s service) on the date of issuance.

•

Retainer Fees for Committee Chairs – The annual cash retainer for (i) the Chairman of the Board is $10,000; (ii) the Audit Committee Chairman is $10,000; and (iii) the Chairman of any committee, other than the Audit Committee, is $5,000.

•

Meeting Fees – Each non-employee director receives a meeting fee of $1,000 per day for which a meeting(s) is attended in person and a meeting fee of $500 per day in which a meeting(s) is attended by telephone.

•

Travel Compensation – Each non-employee director receives travel compensation of $1,000 for their travel time to any meeting requested by the Company in which they are present in person. Travel Compensation is not paid for attendance at a meeting not requiring travel.

•

Expense Reimbursement – The directors are reimbursed for their expenses incurred in connection with travel to any Board and/or Committee meeting, including airfare, lodging and meals and incidentals. Directors are also reimbursed for fees and costs associated with board education or professional development.

(2) “Stock Awards” dollar amount is calculated by using fair market value of the awards on June 19, 2006. The aggregate number of common shares issued was 14,776.

(3) Mr. Robbie resigned from the Board of Directors effective January 19, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common shares of the Company owned as of March 31, 2008 (i) by each of the Company’s directors, (ii) by each of the Company’s NEOs identified in the Summary Compensation Table above, (iii) by each person who beneficially owns more than 5% of the common shares (based upon the most recent SEC filings available) and (iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 31, 2008.

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Percentage Ownership
Cody W. Birdwell (1)	210,423		1.96%
David V. Brueggen (2)	308,043		2.87
Stephen R. Crim (3)	91,769	117,999	1.95
Lawrence I. Geneen	9,064		*
Steven L. Groot (4)	18,847		*
Frank L. Lackner	12,364		*
Thomas W. Mueller (5)	333,214		3.11
William A. Robbie (6)	9,343		*
Jerome D. Weaver	6,844		*
Randolph L. Hutto	0	666	0
Joseph D. Scollo, Jr.	3,005	69,500	*
William C. Tepe	4,500	2,500	*
Thomas Callahan	0	0
All directors and executive officers as a group (13 persons)	1,009,263	190,665	11.18%

HCC Insurance Holdings, Inc. 13403 Northwest Freeway, Houston, Texas 77040-6094	1,323,750		12.34%
Wells Fargo & Co. 420 Montgomery Street San Francisco, CA 94104	753,270		7.02
Royce & Associates 1414 Avenue of the Americas New York, NY 10019	846,200		7.89
Eagle Asset Management 880 Carillion Parkway St. Petersburg, FL 33716	549,125		5.12
Kennedy Capital Management 10829 Olive Blvd. St. Louis, MO 63141	635,842		5.93
FMR, LLC 82 Devonshire Street Boston, Massachusetts 02109	900,370		8.39

____________

*Less than 1%
(1)	Includes 98,250 common shares of record held by The Cody Birdwell Family Limited Partnership, over which Mr. Birdwell has sole voting power with respect to the common shares.
(2)

Includes 293,193 common shares held of record by Vertecs Corporation, of which Mr. Brueggen is the Chief Financial Officer. Includes 2,003 common shares owned by his wife and 1,000 shares owned jointly with his wife.

(3)	Includes 83,340 common shares owned by his spouse and 144 common shares held of record as custodian for a child.
(4)	Includes 1,847 common shares held by K Groot & S Groot TTEE, Steven L. Groot Living Trust, U/A DTD 03/20/1997
(5)

Includes 162,745 common shares held of record by The Mark C. Mueller Trust for which Mr. Thomas W. Mueller is the sole trustee. Mark C. Mueller is a brother of Thomas W. Mueller. Includes 160,000 common shares held of record by The Thomas W. Mueller Trust for which Mark C. Mueller is the sole trustee.

(6)	Mr. Robbie resigned from the Board of Directors effective January 19, 2008

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders	727,150 (1)	$9.98	1,997,000 (2)
Equity compensation plans approved by security holders (3)	12,864	N/A	26,693
Total	740,014		2,023,693

(1)	Includes securities available for future issuance under the 1998 Incentive Stock Option Plan.
(2)	Includes securities available for future issuance under the 2007 Incentive Stock Plan.
(3)

The 12,864 represents shares actually issued to directors under the 1998 Directors Stock Award Plan. The 26,693 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Messrs. Birdwell, Brueggen, Crim and Mueller, members of the Company’s Board of Directors, are also directors of American Safety Risk Retention Group, Inc. (“ASRRG”), a non-subsidiary affiliate, which is managed by American Safety Insurance Services, Inc., the Company’s principal U.S. program development, underwriting and administrative services subsidiary, on a fee-for-service basis. This entity is consolidated with the Company for accounting purposes but, for purposes of independence analysis, is considered an affiliate of the Company. American Safety Risk Retention Group, Inc. is a stock captive insurance company licensed in Vermont and is authorized to write liability insurance in all 50 states as a result of the federal Risk Retention Act. The directors of American Safety Risk Retention Group, Inc. are elected annually by its shareholder/insureds. Additionally until December 31, 2007, Mr. Brueggen served as Senior Vice President of Finance of Anson Industries, Inc. Mr. Weaver is Chief Executive Officer of Specialty Systems, Inc. ASRRG, the non-subsidiary affiliate, provides insurance-related products and services to each of these entities in the ordinary course of business and may in the future continue to provide insurance-related products and services to these entities.

Mark Mueller, the brother of Thomas Mueller, a member of the Company’s Board of Directors, serves as an advisory director of the Company.

Pursuant to the Company’s Code of Business Conduct and Ethics, all “related party transactions” involving the Company, its subsidiaries or affiliates shall be approved in advance by (a) a majority of the independent members of the Company’s Board of Directors, or (b) a majority of the members of a committee of the Company’s Board of Directors consisting solely of independent directors, such as the Audit Committee or the Nominating and Corporate Governance Committee. For purposes of this discussion a “related party transaction” is one in which the Company is a participant and that, individually or taken together with related transactions, exceeds, or is reasonably likely to exceed, $50,000 in amount in any year and which any of the following individuals (a “covered person”) has a direct or indirect material interest:

1.	any director or executive officer;
2.	any nominee for election as a director;
3.	any securityholder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s voting securities; or
4.

any immediate family member of any of the foregoing persons, including any child; stepchild; parent; stepparent; spouse; sibling; mother-, father-, son-, daughter-, brother-, or sister-in-law; and any person (other than a tenant or employee) sharing the same household.

A material interest in a transaction shall not be deemed to exist when a covered person’s interest in the transaction results from (a) the covered person’s (together with his immediate family’s) direct or indirect ownership of less than a 10% economic interest in the other party to the transaction, and/or the covered person’s service as a director of the other party to the transaction, or (b) the covered person’s pro rata participation in a benefit received by him solely as a security holder.

A transaction shall be deemed to involve the Company if it involves a vendor or partner of the Company or any of its subsidiaries and relates to the business relationship between the Company or any of its subsidiaries and that vendor or partner.

The Company is subject to the NYSE listing standards which require the Board of Directors and certain Board committees of listed companies to meet certain independence requirements. See “Corporate Governance” in Item 10 of this Form 10-K/A for disclosure regarding director independence.

Item 14.	Principal Accounting Fees and Services.

The following represents the fees billed to the Company for the two most recent fiscal years by BDO Seidman LLP, the Company’s independent registered public accountant for 2006 and 2007:

	2007	2006
	(in thousands)	(in thousands)
Audit Fees (1)	$ 510	$ 565
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$ 510	$ 565

(1)

Includes fees for professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements, review of the Company’s registration statements on Form S-8 in 2007 and Form S-1 in 2006, statutory audits and audits of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act.

The audit committee of the Company’s Board of Directors considered the provision of non-audit services by BDO Seidman LLP and determined that the provision of such services was consistent with maintaining the independence of such independent registered principal public accounting firm. The audit committee pre-approves all audit and non-audit services provided by BDO Seidman LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Schedules and Exhibits

1.	Financial Statements

None

2.	Financial Statement Schedules

None

3.	Exhibits

The following is a list of exhibits filed with this report:

Exhibit Number	Title

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2008.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

By: /s/ Stephen R. Crim

Stephen R. Crim
President/CEO