Form 10-Q
period 2008-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2008-05-12
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

______________________

FORM 10 Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

“OR”

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO.

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

31 Queen Street
2nd Floor
Hamilton, HM 11Bermuda
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

_X_ Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer _____	Accelerated filer __X__
Non-accelerated filer ______	Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

____ Yes       _X_ No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 5, 2008 was 10,603,676.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	24
Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$528,014,550	$529,569,518
Common stock, at fair value	25,274,458	25,393,664
Preferred stock, at fair value	5,721,870	5,793,165
Short-term investments, at fair value	45,801,696	56,454,862

Total investments	604,812,574	617,211,209

Cash and cash equivalents	12,182,031	12,859,681
Accrued investment income	5,468,346	5,771,983
Premiums receivable	18,372,077	22,851,520
Ceded unearned premium	30,783,698	30,950,752
Reinsurance recoverable	195,135,838	190,299,574
Deferred income taxes	9,407,969	9,767,816
Deferred policy acquisition costs	17,977,050	16,831,357
Property, plant and equipment, net	9,590,750	9,216,015
Goodwill	9,214,339	2,316,629
Other assets	19,445,579	15,932,723

Total assets	$932,390,251	$934,009,259

Liabilities and Shareholders’ Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$512,266,549	$504,779,132
Unearned premiums	111,749,678	111,459,142
Ceded premiums payable	4,199,911	15,368,967
Deferred revenues	850,730	1,074,238
Accounts payable and accrued expenses	8,550,148	10,004,721
Deferred rent	1,667,290	1,780,213
Loans payable	38,832,767	38,645,936
Funds held	17,702,818	18,509,621
Minority interest	2,139,522	1,986,844

Total liabilities	697,959,413	703,608,814

	March 31, 2008 (Unaudited)	December 31, 2007
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$-	$-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2008, 10,600,612 and December 31, 2007, 10,703,457	106,006	107,034
Additional paid-in capital	104,412,504	106,238,456
Retained earnings	125,202,534	119,181,362
Accumulated other comprehensive income, net	4,709,794	4,873,593
Total shareholders’ equity	234,430,838	230,400,445

Total liabilities and shareholders’ equity	$932,390,251	$934,009,259

Book value per share	$22.11	$21.53
Diluted book value per share	$21.45	$20.81

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Direct premiums earned	$46,368,384	$55,122,309
Assumed premiums earned	7,693,715	1,512,500
Ceded premiums earned	(16,013,129)	(18,276,562)
Net premiums earned	38,048,970	38,358,247

Net investment income	7,326,625	7,223,945
Net realized gains	504,479	18,958
Fee income	726,963	515,625
Other income	14,580	16,985
Total revenues	46,621,617	46,133,760
Expenses: Losses and loss adjustment expenses	22,029,885	23,951,284
Acquisition expenses	9,075,993	6,118,237
Payroll and related expenses	4,683,492	4,154,397
Other expenses	3,694,229	3,427,642
Interest expense	831,589	816,407
Minority interest	137,661	115,101
Total expenses	40,452,849	38,583,068

Earnings before income taxes	6,168,768	7,550,692

Income taxes	147,596	458,592

Net earnings	$6,021,172	$7,092,100

Net earnings per share:
Basic	$ 0.56	$ 0.67
Diluted	$ 0.55	$ 0.65

Weighted average number of shares outstanding
Basic	10,695,706	10,555,849
Diluted	10,990,235	10,930,939

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities: Net earnings	$6,021,172	$7,092,100
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Realized gains on sale of investments	(504,479)	(18,958)
Depreciation expense	955,119	674,327
Stock based compensation expense	155,406	126,096
Amortization of deferred acquisition costs, net	(1,145,693)	(1,415,278)
Amortization of premiums on investments	106,479	125,370
Deferred income taxes	199,306	84,154
Change in operating assets and liabilities
Accrued investment income	303,637	(321,345)
Premiums receivable	4,479,443	982,864
Reinsurance recoverable	(4,836,264)	2,355,915
Ceded unearned premiums	167,054	1,695,174
Funds held	(806,803)	1,021,701
Unpaid losses and loss adjustment expenses	7,487,417	12,777,841
Unearned premiums	290,536	(1,211,723)
Ceded premiums payable	(11,169,056)	(2,207,865)
Deferred revenues	(223,508)	77,144
Accounts payable and accrued expenses	(1,454,573)	(3,480,066)
Deferred rent	(112,923)	129,647
Other, net	(1,722,770)	429,540
Net cash (used in) provided by operating activities	(1,810,500)	18,916,638
Cash flow from investing activities:
Purchases of fixed maturities	$(50,904,740)	$(37,134,960)
Purchases of common stock	(1,936,473)	(5,138,784)
Proceeds from sale of fixed maturities	55,062,364	21,325,653
Proceeds from sale of equity securities	124,608	112,911
Acquisition of subsidiaries	(8,579,532)	-
Decrease in short-term investments	10,653,166	3,880,939
Purchase of fixed assets	(1,329,854)	(1,642,508)
Net cash provided by (used in) investing activities	3,089,539	(18,596,749)

Continued on page 6

Continued from page 5

	Three Months Ended March 31,
	2008	2007
Cash flow from financing activities: Repurchase of common stock	$(2,249,689)	$-
Proceeds from exercised stock options	293,000	19,555
Net cash (used in) provided by financing activities	(1,956,689)	19,555

Net (decrease) increase in cash and cash equivalents	(677,650)	339,444
Cash and cash equivalents at beginning of period	12,859,681	11,293,296

Cash and cash equivalents at end of period	$12,182,031	$11,632,740

Supplemental disclosure of cash flow information:
Income taxes paid	$23,185	$-
Interest paid	$829,824	$783,460

Non-cash activity (1)
Fixed asset additions	$-	$1,409,340
Deferred rent	$-	$1,409,340

(1) Represents tenant build out allowance and future reduction in rent over the term of the lease.

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net earnings	$6,021,172	$7,092,100

Other comprehensive earnings before income taxes:
Unrealized gains on securities available-for-sale, net of minority interest of $74,882 and $15,947 for 2008 and 2007, respectively.	610,113	1,390,335

Unrealized losses on hedging transaction	(119,588)	(73,913)

Reclassification adjustment for realized gains included in net earnings	(504,479)	(18,958)

Total other comprehensive (loss) earnings before taxes	(13,954)	1,297,464

Income tax benefit related to items of other comprehensive income, net of minority interest of $(65,456) and $(7,483) for 2008 and 2007, respectively.	149,845	190,371

Other comprehensive (losses) earnings net of income taxes	(163,799)	1,107,093

Total comprehensive earnings	$5,857,373	$8,199,193

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2008

(unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009. The pronouncement will only have an affect to the extent the Company completes business acquisitions after the effective date.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP No. 157-2”), “Effective Date of FASB Statement No. 157” which delays the effective date of FASB Statement Number 157, Fair Value Measurements (SFAS 157) for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of FSP No. 157-2. As allowed under FSP No. 157-2, Effective Date of FASB Statement No. 157, as of January 1, 2008, we have elected not to fully adopt SFAS 157 and are deferring adoption for certain non-financial assets and liabilities until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 161.

Note 3 - Nature of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized business in industries that we believe are underserved by the standard market. For over twenty years we have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with environmental risks and construction risks, as well as developing programs for other specialty classes of risks and providing third party reinsurance. See Part II – Other Information, Item 1A for risks facing the Company.

Note 4 - Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2008 and December 31, 2007 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2008: Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 66,492,815	$ 3,157,612	$ -	$ 69,650,427
States of the U.S. and political subdivisions of the states	24,581,596	177,730	225,995	24,533,331
Corporate securities	227,473,448	4,402,541	3,977,673	227,898,316
Mortgage-backed securities	203,358,577	3,173,532	599,633	205,932,476

Total fixed maturities	$ 521,906,436	$ 10,911,415	$ 4,803,301	$528,014,550

Common Stock	$ 25,001,070	$ 2,501,988	$ 2,228,600	$ 25,274,458

Preferred Stock	$ 6,939,220	$ -	$ 1,217,350	$ 5,721,870

December 31, 2007:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 84,566,516	$ 1,581,197	$ 12,959	$ 86,134,754
States of the U.S. and political subdivisions of the states	7,548,971	49,633	118,463	7,480,141
Corporate securities	212,127,071	3,075,142	1,740,186	213,462,027
Mortgage-backed securities	221,402,220	1,840,989	750,613	222,492,596

Total fixed maturities	$525,644,778	$ 6,546,961	$ 2,622,221	$ 529,569,518

Common stock	$ 23,188,713	$ 3,313,413	$ 1,108,462	$ 25,393,664

Preferred stock	$ 6,939,220	$ -	$ 1,146,055	$ 5,793,165

Note 5 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. Assumed Re consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers, beginning operations in the first quarter of 2007. ART is further classified into two business lines: specialty programs and fully funded. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S segment, our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Our environmental insurance group provides contractor pollution liability, general liability and professional liability coverages for environmental contractors as well as environmental impairment liability coverages for property owners. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions for long-term care facilities.

In our Assumed Re segment, the Company provides both traditional and structured specialty property and casualty reinsurance for unaffiliated insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups of risk through third party program managers. Our fully funded provides a mechanism for insureds to post collateral so as to fully self-insure their risks and we are paid a fee for arranging this type of transaction.

The other segment consists of amounts associated with realized gains and losses on investments and the Company’s investment in real estate, which was essentially completed in 2005, as well as lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The Company measures all segments using net income, total assets and total equity. The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for the three months ended March 31, 2008 and March 31, 2007 (in thousands of $ US):

March 31, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$1,849	$13,247	$8,864	$1,365	$2,461	$2,025	$1,742	$8,526	$14,275	$ -	$ -	$54,354
Net premiums written	1,297	8,927	6,213	1,080	221	1,697	1,132	8,526	9,413	-	-	38,506
Net premiums earned	726	8,606	10,353	1,015	179	1,626	84	7,694	7,766	-	-	38,049
Fee income earned	-	-	-	-	-	-	-	-	-	436	291	727
Losses & loss adjustment expenses	460	4,886	6,220	606	107	564	44	4,976	4,167	-	-	22,030
Acquisition expenses	162	2,189	2,288	150	(148)	442	11	2,574	1,408	-	-	9,076
Gross underwriting profit	104	1,531	1,845	259	220	619	29	144	2,191	436	291	7,669
Income tax expense (benefit)	$ 101										47	$ 148
Net earnings (loss)	$ 5,565										456	$ 6,021
Assets	$ 932,210										180	$932,390
Equity	$ 234,485										(54)	$234,431

March 31, 2007	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ -	$13,138	$15,993	$ 811	$1,969	$1,310	$ -	$ 2,769	$ 19,433	$ -	$ -	$55,423
Net premiums written	-	10,747	15,702	406	261	1,270	-	2,769	7,687	-	-	38,842
Net premiums earned	-	9,526	20,365	461	227	915	-	1,513	5,351	-	-	38,358
Fee income earned	-	-	-	-	-	-	-	-	-	516	-	516
Losses & loss adjustment expenses	-	5,638	12,990	299	148	320	-	1,008	3,549	-	-	23,952
Acquisition expenses	-	2,334	3,802	(330)	(87)	231	-	300	(132)	-	-	6,118
Gross underwriting profit	-	1,554	3,573	492	166	364	-	205	1,934	516	-	8,804
Income tax expense (benefit)	$ 468										(9)	$ 459
Net earnings (loss)	$ 7,087										5	$ 7,092
Assets	$ 864,139										114	$864,253
Equity	$ 204,360										135	$204,495

Additionally, the Company conducts business in two geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding measurable information about the insurance operations by geographic segments. The three months ended March 31, 2008 and March 31, 2007 (in thousands) are as follows:

March 31, 2008	United States	Bermuda	Total
Income tax	$ 148	$ -	$ 148
Net earnings	$ 475	$ 5,546	$ 6,021
Assets	$ 541,949	$ 390,441	$ 932,390
Equity	$ 82,461	$ 151,970	$ 234,431

March 31, 2007	United States	Bermuda	Total
Income tax	$ 459	$ -	$ 459
Net earnings	$ 864	$ 6,228	$ 7,092
Assets	$ 519,465	$ 344,788	$ 864,253
Equity	$ 68,923	$ 135,572	$ 204,495

Note 6 - Income Taxes

Total income tax expense for the periods ended March 31, 2008 and 2007 was allocated as follows:

	Three Months Ended March 31,
	2008	2007
Tax expense attributable to:
Income from continuing operations	$147,596	$458,592

Change in unrealized gain/loss on hedging transactions	(59,281)	(25,130)

Change in unrealized gain/loss on securities available for sale	274,585	222,984
Total	$362,900	$656,446

United States federal and state income tax expense (benefit) from continuing operations consists of the following components:

	Three Months Ended March 31,
	2008	2007

Current	$3,053	$427,093
Deferred	199,306	84,154
Change in valuation allowance	(54,763)	(52,655)
Total	$147,596	$458,592

The state income tax expense aggregated $13,370 and $8,354 for the three months ended March 31, 2008 and 2007, respectively, and is included in the current provision.

Income tax expense from continuing operations for the periods ended March 31, 2008 and 2007 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended March 31,
	2008	2007

Expected income tax expense	$2,097,381	$2,567,235
Foreign earned income not subject to U.S. taxation	(1,885,533)	(2,117,500)
Change in valuation allowance	(54,763)	(52,655)
Tax-exempt interest	(48,625)	-
State taxes and other	39,136	61,512

Total income tax	$147,596	$458,592

Note 7 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2007. During the first three months of 2008, the Company granted 136,302 options compared to 67,500 for the same period of 2007. Stock based compensation expense related to outstanding options was $155,406 and $126,096, for the three months ended March 31, 2008 and 2007, respectively, and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first three months of 2008, the Company granted 40,618 shares of restricted stock. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was

$17,503 for the three months ended March 31, 2008, and is reflected in net earnings under payroll and related expenses. There was no expense incurred during the 2007 period.

Note 8 – Acquisition of LTC Companies

On February 11, 2008, the Company acquired 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC ("LTC Group") for $8,623,000. The LTC Group provides insurance and risk management solutions for the long-term care industry and will allow the Company to further diversify its business interests. The purchase excluded liabilities for any policies produced by the LTC Group prior to the effective date of the transaction. The results of the LTC Group’s operations have been included with the Company’s results since the acquisition date. The allocation of the purchase price assigned approximately $6,742,000 to goodwill and approximately $1,682,000 to intangible assets which are being amortized over their estimated useful lives of five years. The remaining purchase price was allocated to other operating assets acquired as part of the acquisition. Proforma financial statements are not presented as the Company does not deem this transaction to be material.

Note 9 – Fair Value Measurements

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in SFAS 157.  SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument

Level 3: inputs to the valuation methodology are unobservable for the asset or liability

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

To measure fair value, we obtain quoted market prices for our available-for-sale securities.

Assets measured at fair value on a recurring basis are summarized below:

	As of March 31, 2008
	Fair Value Measurements Using
($ in 000's)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities	$604,813	$ -	$ -	$604,813

Total	$604,813	$ -	$ -	$604,813

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

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

We segregate our business into insurance operations and other, with the insurance operations segment further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers, beginning operations in the first quarter of 2007. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

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

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended March 31,
	2008	2007	2008 to 2007
	(in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$8,927	$10,747	(16.9)%
Construction	6,213	15,702	(60.4)%
Excess	221	261	(15.3)%
Healthcare	1,132	-	-
Products Liability	1,080	406	166.0%
Property	1,297	-	-
Surety	1,697	1,270	33.6%
Total Excess & Surplus Lines Segment	20,567	28,386	(27.5)%
Alternative Risk Transfer Segment
Specialty Programs	9,413	7,687	22.5%
Assumed Reinsurance Segment	8,526	2,769	207.9%

Total net premiums written	$38,506	$38,842	(0.9)%

Net premiums earned:
Excess and Surplus Lines Segment
Environmental	$8,606	$9,526	(9.7)%
Construction	10,353	20,365	(49.2)%
Excess	179	227	(21.1)%
Healthcare	84	-	-
Products Liability	1,015	461	120.2%
Property	726	-	-
Surety	1,626	915	77.7%
Total Excess & Surplus Lines Segment	22,589	31,494	(28.3)%
Alternative Risk Transfer Segment
Specialty Programs	7,766	5,351	45.1%
Assumed Reinsurance Segment	7,694	1,513	408.5%

Total net premiums earned	$38,049	$38,358	(0.8)%

Net investment income	7,327	7,224	1.4%
Net realized gains	504	19	2,552.6%
Fee income	727	516	40.9%
Other income	15	17	(11.8)%

Total revenues	$46,622	$46,134	1.1%

The following table sets forth the components of our GAAP combined ratio for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Loss & loss adjustment expense ratio	57.9%	62.4%
Expense ratio	42.5%	33.1%
Combined ratio	100.4%	95.5%

Net Premiums Earned

Excess and Surplus Lines

Environmental. Net premiums earned decreased 9.7% to $8.6 million for the three months ended March 31, 2008, compared to $9.5 million for the same period of 2007. The Company has experienced rate declines averaging in the 10% to 15% range in the environmental line for 2008 as compared to 2007.

Construction. Net premiums earned decreased 49.2% to $10.4 million for the three months ended March 31, 2008, compared to $20.4 million for the same period of 2007. The principal reason driving the decline was lower renewal retention rates in both its western and non-western states business as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account together with a reduction in audit premiums. The Company has experienced rate declines of approximately 20% in the construction line for 2008 as compared to 2007. Contributing to the decrease in net premiums earned is the new casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Excess. Net premiums earned decreased 21.1% to $179,000 for the three months ended March 31, 2008, compared to $227,000 for the same period of 2007. The Company’s excess product offering is focused primarily in the construction and products liability areas. The decrease from prior year is due primarily to continued selective underwriting together with the continued softness in the insurance markets. Excess net premiums earned for March 31, 2008 included approximately $90,000 from umbrella liability coverage written over other carriers’ primary policies. During 2007, the Company increased the available policy limits to $10 million.

Healthcare. During the quarter ended March 31, 2008, the Company continued its diversification strategy through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the quarter ended March 31, 2008 were approximately $84,000 and represents net premiums earned on business written subsequent to the acquisition effective date.

Products Liability. The Company’s products liability line, which began production in the second half of 2006, produced $1.0 million of net premiums earned for the three months ended March 31, 2008 compared to $0.5 million for the same period of 2007. This line has experienced growth in 2008 as compared to the same period in 2007 as the Company continues to build this book of business. The products and business is offered to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and neutraceuticals.

Surety.Net premiums earned increased 77.7% to $1.6 million for the three months ended March 31, 2008, compared to $0.9 million for the same period of 2007. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market. During 2007, the Company expanded its offerings to include non-environmental contractor bonds by entering into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 45.1% to $7.8 million for the three months ended March 31, 2008 compared to $5.4 million for the same period in 2007. Net premiums earned increased primarily due to increased retention levels in our specialty programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The increased retention levels in 2008 compared to the same period in 2007 were primarily due to the impact of the July 1, 2007 casualty reinsurance treaty.

Assumed Reinsurance

The Company began writing third party assumed reinsurance during the first quarter of 2007. This line of business generated $7.7 million in net premiums earned for the three months ended March 31, 2008 compared to $1.5 million for the same period of 2007. The Company’s focus on small specialty insurers, risk retention groups and captives, combined with structured reinsurance capabilities, produced increased writings in 2008 compared to the same period in 2007, when the Company first entered the market.

Fee Income Earned

Fee income earned increased 40.9% to $0.7 million for the three months ended March 31, 2008 as compared to $0.5 million for the same period of 2007. The increase is primarily attributable to consulting fees earned through our Ordinance subsidiary, which was acquired during the third quarter of 2007. Partially offsetting the increase, the Company has seen some adverse impact on fees received in fully funded products from the overall market softening in its production efforts as traditional insurance pricing provides a cost effective alternative to self-insurance.

Net Investment Income

Net investment income increased 1.4% to $7.3 million for the three months ended March 31, 2008 compared to $7.2 million for the same period of 2007. This increase was due to an increase in invested assets partially offset by lower investment yields. Average invested assets increased to $611.0 million at March 31, 2008 from $560.3 million at March 31, 2007 due primarily to cash flows from operations. The average pre-tax and after-tax investment yields were 4.8% and 4.1% compared to 5.2% and 4.4% for the three months ended March 31, 2008 and 2007, respectively.

Net Realized Gains

Net realized gains from the sale of investments increased to $504,479 for the three months ended March 31, 2008 compared to $18,958 for the same period of 2007. The Company, from time to time, may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines and/or to fund the cash needs of the Company as well as individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $22.0 million, or 57.9% of net premiums earned, for the three months ended March 31, 2008 compared to $24.0 million, or 62.4%, for the same period of 2007. The decrease is attributable to a decrease in net premiums earned, higher losses ceded due to the July 1, 2007 casualty reinsurance treaty, as well as lower prior year reserve development.

Acquisition Expenses

Policy acquisition expenses are amounts paid to producers of premiums offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses increased to $9.1 million for the three months ended March 31, 2008 as compared to $6.1 million for the same period of 2007, and, as a percentage of net premiums earned, increased to 23.9% for the three months ended March 31, 2008 compared to 16.0% for the same period of 2007. The increase is due to the increase in the proportion of premiums generated by our assumed reinsurance segment which carry higher acquisition expenses, resulting in an increase in acquisition expenses of $1.8 million. The shift from a quota share to an excess of loss reinsurance treaty effective July 1, 2007 in our programs line of business contributed $1.5 million to the increase. There are no ceding commissions received under the new excess of loss reinsurance treaty. Included in the acquisition expenses for the three months ended March 31, 2007 was a profit commission due of approximately $.5 million related to an assumed reinsurance treaty.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety Risk Retention Group, Inc. (ASRRG). Minority interest expense was $137,661 for the three months ended March 31, 2008 compared to $115,101 for the same period of 2007.

Payroll and Other Expenses

Payroll and other expenses increased 10.5% to $8.4 million for the three months ended March 31, 2008 compared to $7.6 million for the same period of 2007. The change is due to an increase in head count and other salary related items together with increases in depreciation, professional services and insurance expenses.

Income Taxes

Income tax expense for the three months ended March 31, 2008 was $147,596 or 2.4% of pre-tax income, compared to $458,592 or 6% for the same period of 2007. The lower tax rate in the first quarter of 2008 was due primarily to lower earnings in our U.S. operations as a result of higher acquisition and other underwriting expenses.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a decline of premium rates due to the entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash used in operations was $1.8 million for the three months ended March 31, 2008 compared to net cash provided by operations of $18.9 million for the same period of 2007. The cash flow from operations decreased in 2008 compared to 2007 primarily due to lower net earnings, payments of approximately $11 million of ceded premiums in connection with our casualty reinsurance treaty which was effective July 1, 2007 and higher paid losses of approximately $9 million.

Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2008 compared to net cash used in investing activities of $18.6 million for the same period of 2007. The increased cash flows were primarily due to net proceeds from the sale of investments of $12.9 million compared to a net purchase of investments during the 2007 period of $17.1 million. Partially offsetting these positive cash flows was the purchase of the LTC Group for $8.6 million.

Net cash used in financing activities was $2.0 million for the three months ended March 31, 2008. The use of cash was due to the repurchase of 116,500 shares of the Company’s common stock for $2.0 million, or a weighted average price of $16.90, partially offset by funds received from stock option exercises of $.3 million. During the corresponding 2007 period, there was in an insignificant number of stock option excercises.

Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends. The jurisdictions in which we and our insurance and reinsurance subsidiaries are domiciled places limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. Given our growth and the capital requirements associated with that growth, we do not anticipate paying dividends on the common shares in the near future.

Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our United States subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the pronouncement on January 1, 2007. FIN 48 did not have a material impact on its operating results. Any interest and penalties recognized in accordance with FIN 48 would be reported as a component of income tax expense.

Combined Ratio

Our underwriting results are best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and settlement expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that a company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss. The expense ratio portion of our reported combined ratio excludes interest expense, real estate expenses, minority interest, fee income and certain corporate expenses. These excluded amounts totaled approximately $575,000 and $491,000 for the three months ended March 31, 2008 and 2007, respectively.

Forward-Looking Statements

This report contains forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions, cash flow, investments, losses, expenses, ratios, reserves, new products and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2007 and “Part II Other Information”, Item 1A-Risk Factors” herein.

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

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We, through our subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to our business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse affect on our financial condition or operating results, except for the matter discussed below.

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal and on April 22, 2008, filed a motion requesting oral argument in front of the Appeals Court. The Plaintiffs’ appeal is pending, but based on the merits of the case and likelihood of ultimate payment, we have not established an accrual for the decision. The ultimate outcome of this matter cannot now be determined.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. These risks and uncertainties are described in detail in our Form 10-K for the year ended December 31, 2007 which is on file with the SEC.

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

In November 2007, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A.M. Best also affirmed the rating outlook of stable. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the three months ended March 31, 2008, approximately 41% of our gross written premiums were written in these two industries as compared to 52.6% for March 31, 2007. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased. In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers. These increases in reserves and reinsurance premiums would adversely impact our financial condition and operating results.  For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at March 31, 2008 was $225.9 million, or 96.4% of shareholders’ equity. Of this amount, $47.4 million, or approximately 21.0% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

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

We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of March 31, 2008, our unsecured estimated net exposure to Alea was approximately $8.9 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of March 31, 2008, approximately 13% of our gross premiums written for our excess and surplus lines segment were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Changes in the value of our investment portfolios may have a material impact on our operating results.

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our various investment portfolios. As of March 31, 2008, the aggregate fair value of our investment portfolios was $604.8 million and net investment income derived from these assets was $7.3 million, or 118.8% of our pre-tax earnings. Our investment portfolios are subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;
•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities; and
•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all securities are issued by FNMA, FreddieMac or GNMA.

Our investment portfolios are comprised mostly of fixed-income securities. We do not hedge our investments against interest rate risk and, accordingly, changes in interest rates may result in fluctuations in the value of these investments.

Our investment portfolios are managed by a professional investment management firm in accordance with detailed investment guidelines established by the relevant Company’s Board of Directors that stress diversification of risks, conservation of principal and liquidity. If our investment portfolios are not appropriately matched with the respective insurance and reinsurance liabilities of our insurance companies, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business.

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

If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2008 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury

Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

The property and casualty insurance industry has historically been a cyclical industry consisting of both “soft market” periods and “hard market” periods. During soft market periods, insurers tend to be more aggressive in writing policies and competitive in the pricing of those premium rates. Beginning in 2000, we believe our industry experienced a hardening market, reflected by increasing rates and more restrictive coverage terms. These trends appeared to have started slowing in 2004. We believe the industry is now in a soft market where pricing generally has become more competitive and policy terms and conditions have become less restrictive. Therefore, we may not be able to achieve our growth and profitability goals. Because this cyclicality is due in large part to the economy, the particular needs of insureds and the actions of our competitors, we cannot predict the timing or duration of changes in the insurance market cycle.

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

Environmental Regulation. Environmental remediation activities and other environmental risks are heavily regulated by both federal and state governments. Environmental regulation is continually evolving and changes in the regulatory patterns at federal and state levels may have a significant affect upon potential claims against us and our insureds. These changes also may affect the demand for the types of insurance offered by and through us and the availability or cost to us of reinsurance. We are unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future, how they might be applied and what their impact might be.

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

The risk factors presented above are all of the ones that we consider to be material as of the date of this quarterly report on Form 10-Q. However, they are not the only risks facing the company. Additional risks not presently known to us, or which we consider immaterial based on our current knowledge or understanding, may also adversely affect us. There may be risks that a particular investor views differently than we do, and our analysis may be incorrect. If any of the risks that we face actually occurs, our business, financial condition and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or may make. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2007	-	-	-	500,000
11/1 – 11/30/2007	-	-	-	500,000
12/1 – 12/31/2007	27,300	$18.70	27,300	472,700
1/1 – 1/31/2008	-	-	-	472,700
2/1 – 2/29/2008	-	-	-	472,700
3/1 – 3/31/2008	116,500	$16.90	143,800	356,200
Total	143,800	$17.24	143,800	356,200

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2008.

American Safety Insurance Holdings, Ltd.

By:/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ William C. Tepe
William C. Tepe
Chief Financial Officer
(Principal Financial Officer)

39