Form 10-Q
period 2008-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2008-08-08
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2008

“OR”

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO.

Commission File Number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

The Boyle Building, 2nd Floor
31 Queen Street
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

____ Yes       _X_ No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 4, 2008 was 10,507,426.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$529,844,253	$ 529,569,518
Common stock, at fair value	25,846,608	25,393,664
Preferred stock, at fair value	4,936,334	5,793,165
Short-term investments, at fair value	36,870,403	56,454,862

Total investments	597,497,598	617,211,209

Cash and cash equivalents	6,684,738	12,859,681
Accrued investment income	6,371,834	5,771,983
Premiums receivable	36,561,035	22,851,520
Ceded unearned premiums	31,993,498	30,950,752
Reinsurance recoverable	195,374,341	190,299,574
Deferred income taxes	11,164,201	9,767,816
Deferred policy acquisition costs	20,153,022	16,831,357
Property, plant and equipment, net	9,768,962	9,216,015
Goodwill	9,501,227	2,316,629
Other assets	34,331,783	15,932,723

Total assets	$959,402,239	$ 934,009,259

Liabilities and Shareholders’ Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$537,756,066	$ 504,779,132
Unearned premiums	122,058,897	111,459,142
Ceded premiums payable	3,453,370	15,368,967
Deferred revenues	1,028,592	1,074,238
Accounts payable and accrued expenses	7,530,431	10,004,721
Deferred rent	1,705,950	1,780,213
Funds held	14,907,732	18,509,621
Loans payable	38,868,871	38,645,936
Minority interest	2,034,557	1,986,844

Total liabilities	729,344,466	703,608,814

Continued on Page 4

Continued from Page 3

	June 30, 2008 (Unaudited)	December 31, 2007
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$ -	$ -
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2008, 10,494,562 and December 31, 2007, 10,703,457	104,946	107,034
Additional paid-in capital	103,012,534	106,238,456
Retained earnings	131,991,282	119,181,362
Accumulated other comprehensive income, net	(5,050,989)	4,873,593
Total shareholders’ equity	230,057,773	230,400,445

Total liabilities and shareholders’ equity	$ 959,402,239	$ 934,009,259

Book value per share	$21.92	$ 21.53
Diluted book value per share	$21.43	$ 20.81

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Direct premiums earned	$47,902,587	$ 55,279,604	$ 94,270,971	$110,401,913
Assumed premiums earned	14,418,773	1,652,652	22,112,488	3,165,152
Ceded premiums earned	(14,179,741)	(17,522,310)	(30,192,870)	(35,798,872)
Net premiums earned	48,141,619	39,409,946	86,190,589	77,768,193

Net investment income	7,316,408	7,481,950	14,643,033	14,705,895
Net realized gains (losses)	290,728	(26,730)	795,207	(7,772)
Fee income	791,288	748,293	1,518,251	1,263,918
Other income	15,629	15,191	30,209	32,176
Total revenues	56,555,672	47,628,650	103,177,289	93,762,410
Expenses:
Losses and loss adjustment expenses	30,379,945	23,622,343	52,409,830	47,573,627
Acquisition expenses	11,961,664	7,727,666	21,037,657	13,845,903
Payroll and related expenses	5,605,202	4,521,848	10,245,601	8,676,245
Other underwriting expenses	2,770,195	2,082,479	5,931,814	4,996,335
Interest expense	823,616	821,759	1,655,205	1,638,166
Corporate and other expenses	(1,883,857)	922,594	(1,308,154)	1,436,380
Minority interest	14,342	8,987	152,003	124,088
Total expenses	49,671,107	39,707,676	90,123,956	78,290,744

Earnings before income taxes	6,884,565	7,920,974	13,053,333	15,471,666
Income taxes	95,274	649,198	242,870	1,107,790
Net earnings	$ 6,789,291	$ 7,271,776	$ 12,810,463	$ 14,363,876

Net earnings per share:
Basic	$ 0.64	$ 0.69	$ 1.21	$ 1.36
Diluted	$ 0.63	$ 0.66	$ 1.18	$ 1.31

Weighted average number of shares outstanding:
Basic	10,543,397	10,605,708	10,619,552	10,580,917
Diluted	10,803,446	10,974,296	10,896,841	10,952,738

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities: Net earnings	$ 12,810,463	$ 14,363,876
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) losses on sale of investments	(795,207)	7,772
Depreciation expense	2,074,017	1,438,847
Stock based compensation expense	516,626	268,773
Amortization of deferred acquisition costs, net	(3,321,665)	(3,562,540)
Amortization of premiums on investments	232,965	250,767
Deferred income taxes	447,097	(137,379)
Change in operating assets and liabilities
Accrued investment income	(599,851)	(1,073,824)
Premiums receivable	(13,709,515)	(5,832,255)
Reinsurance recoverable	(5,074,766)	9,915,313
Ceded unearned premiums	(1,042,746)	5,907,543
Funds held	(3,601,889)	1,385,329
Unpaid losses and loss adjustment expenses	32,976,934	27,114,105
Unearned premiums	10,599,755	(292,821)
Ceded premiums payable	(11,915,597)	878,674
Deferred revenues	(45,646)	1,564
Accounts payable and accrued expenses	(2,668,421)	(3,453,881)
Deferred rent	(74,263)	324,116
Other, net	(16,318,595)	(1,845,758)
Net cash provided by operating activities	489,696	45,658,221
Cash flow from investing activities:
Purchases of fixed maturities	$ (98,703,670)	$(118,038,130)
Purchases of common stock	(2,778,035)	(5,169,648)
Proceeds from sale of fixed maturities	90,364,053	92,543,259
Proceeds from sale of common stock	150,663	169,891
Consideration paid for acquired companies	(8,927,052)	-
Decrease in short-term investments	19,584,459	5,776,314
Purchase of fixed assets	(2,622,631)	(2,775,510)
Net cash used in investing activities	(2,932,213)	(27,493,824)

Continued on page 7

Continued from page 6

	Six Months Ended June 30,
	2008	2007
Cash flow from financing activities:
Repurchase of common stock	$(4,106,947)	$ -
Proceeds from exercised stock options	374,521	1,130,912
Net cash (used in) provided by financing activities	(3,732,426)	1,130,912

Net (decrease) increase in cash and cash equivalents	(6,174,943)	19,295,309
Cash and cash equivalents at beginning of period	12,859,681	11,293,296

Cash and cash equivalents at end of period	$ 6,684,738	$ 30,588,605

Supplemental disclosure of cash flow information:
Income taxes paid	$ 89,185	$ 5,000
Interest paid	$ 1,562,768	$ 1,565,006

Non-cash activity (1)
Fixed asset additions	$ -	$ 1,409,340
Deferred rent	$ -	$ 1,409,340

(1) Represents tenant build out allowance and future reduction in rent over the term of the lease.

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net earnings	$ 6,789,291	$ 7,271,776	$ 12,810,463	$ 14,363,876
Other comprehensive income before income taxes:
Unrealized losses on securities available-for-sale, net of minority interest of $(119,689) and $(110,455) for the three months ended June 30, 2008 and 2007, respectively, and $(44,807)and $(94,508) for the six months ended June 30, 2008 and 2007, respectively.	(11,461,710)	(6,374,553)	(10,851,597)	(4,984,218)

Unrealized (losses) gains on hedging transactions	15,284	(22,533)	(104,304)	(96,446)

Reclassification adjustment for realized losses included in net earnings	(290,728)	27,111	(795,207)	8,153

Total other comprehensive loss before taxes	(11,737,154)	(6,369,975)	(11,751,108)	(5,072,511)
Income tax benefit related to items of other comprehensive income, net of minority interest of $95,290 and $(32,505) for the three months ended June 30, 2008 and 2007 respectively, and $(24,169) and $(25,022) for the six months ended June 30, 2008 and 2007, respectively.	(1,976,371)	(1,235,218)	(1,826,526)	(1,044,847)
Other comprehensive loss net of income taxes	(9,760,783)	(5,134,757)	(9,924,582)	(4,027,664)
Total comprehensive (loss) earnings	$(2,971,492)	$ 2,137,019	$ 2,885,881	$ 10,336,212

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2008

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

The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2007.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated.

Certain balance sheet and statement of operations items have been reclassified for the periods ending June 30, 2007 and December 31, 2007. The presentation is consistent with the presentation for the three and six months ended June 30, 2008 and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Nature of Operations

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

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s investments at June 30, 2008 and December 31, 2007 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2008: Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 64,695,020	$1,599,153	$ 2,666	$ 66,291,507
States of the U.S. and political subdivisions of the states	30,446,164	44,454	587,949	29,902,669
Corporate securities	247,312,000	1,584,326	6,822,011	242,074,315
Mortgage-backed securities	192,144,690	1,042,668	1,611,596	191,575,762

Total fixed maturities	$534,597,874	$4,270,601	$9,024,222	$529,844,253

Common Stock	$ 26,014,067	$2,709,886	$2,877,345	$ 25,846,608

Preferred Stock	$ 6,741,229	$ -	$1,804,895	$ 4,936,334

December 31, 2007:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 84,566,516	$ 1,581,197	$ 12,959	$ 86,134,754
States of the U.S. and political subdivisions of the states	7,548,971	49,633	118,463	7,480,141
Corporate securities	212,127,071	3,075,142	1,740,186	213,462,027
Mortgage-backed securities	221,402,220	1,840,989	750,613	222,492,596

Total fixed maturities	$525,644,778	$ 6,546,961	$ 2,622,221	$529,569,518

Common stock	$ 23,188,713	$ 3,313,413	$ 1,108,462	$ 25,393,664

Preferred stock	$ 6,939,220	$ -	$ 1,146,055	$ 5,793,165

Note 4 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. Assumed Re consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers, and began operations in the first quarter of 2007. ART is further classified into two business lines: specialty programs and fully funded. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S segment, our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Our environmental insurance group provides contractor and consultants’ pollution liability, general liability and professional liability coverages for environmental contractors as well as environmental impairment liability coverages for property owners. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions for long-term care facilities.

In our Assumed Re segment, the Company provides both traditional and structured specialty property and casualty reinsurance for unaffiliated insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups of risk through third party program managers. Our fully funded business provides a mechanism for insureds to post collateral so as to fully self-insure their risks and we are paid a fee for arranging this type of transaction.

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

The following table presents key financial data by segment for the three months ended June 30, 2008 and June 30, 2007 (in thousands of $ US):

June 30, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$2,441	$13,085	$11,206	$1,748	$1,869	$2,594	$3,361	$20,102	$16,223	$ -	$ -	$72,629
Net premiums written	1,715	9,694	8,689	1,411	411	1,980	2,185	20,102	11,054	-	-	57,241
Net premiums earned	1,029	9,223	10,335	1,168	183	1,726	637	14,419	9,422	-	-	48,142
Fee income earned	-	-	-	-	-	-	-	-	-	454	338	792
Losses & loss adjustment expenses	651	6,736	6,214	697	109	596	331	9,915	5,129	-	2	30,380
Acquisition expenses	250	2,507	2,282	223	(212)	449	92	3,899	2,472	-	-	11,962
Gross underwriting profit (loss)	128	(20)	1,839	248	286	681	214	605	1,821	454	336	6,592
Income tax expense	$ 70										25	$ 95
Net earnings	$ 3,775										3,014	$ 6,789

June 30, 2007	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 233	$11,844	$ 16,929	$ 2,048	$ 1,227	$1,476	$ -	$8,742	$ 15,352	$ -	$ -	$57,851
Net premiums written	157	9,363	16,811	1,024	156	1,467	-	8,742	6,747	-	-	44,467
Net premiums earned	7	10,024	18,895	482	184	1,156	-	1,653	7,009	-	-	39,410
Fee income earned	-	-	-	-	-	-	-	-	-	748	-	748
Losses & loss adjustment expenses	4	5,671	11,985	314	119	404	-	1,184	3,941	-	-	23,622
Acquisition expenses	-	2,548	3,449	310	(100)	304	-	345	872	-	-	7,728
Gross underwriting profit (loss)	3	1,805	3,461	(142)	165	448	-	124	2,196	748	-	8.808
Income tax expense (benefit)	$ 760										(111)	$ 649
Net earnings (loss)	$ 7,459										(187)	$ 7,272

The following table presents key financial data by segment for the six months ended June 30, 2008 and June 30, 2007 (in thousands of $ US):

June 30, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 4,290	$26,332	$ 20,070	$ 3,113	$4,330	$4,619	$ 5,103	$ 28,628	$ 30,498	$ -	$ -	$126,983
Net premiums written	3,012	18,621	14,902	2,491	632	3,677	3,317	28,628	20,469	-	-	95,749
Net premiums earned	1,755	17,828	20,689	2,183	363	3,352	721	22,112	17,188	-	-	86,191
Fee income earned	-	-	-	-	-	-	-	-	-	890	628	1,518
Losses & loss adjustment expenses	1,111	11,622	12,434	1,304	217	1,160	375	14,890	9,295	-	2	52,410
Acquisition expenses	412	4,696	4,569	373	(360)	891	103	6,473	3,881	-	-	21,038
Gross underwriting profit	232	1,510	3,686	506	506	1,301	243	749	4,012	890	626	14,261
Income tax expense	$ 170										72	$ 242
Net earnings	$ 9,340										3,470	$ 12,810
Assets	$ 958,967										435	$959,402
Equity	$ 230,113										(55)	$230,058

June 30, 2007	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 233	$24,982	$ 32,922	$ 2,859	$ 3,196	$2,786	$ -	$11,511	$ 34,785	$ -	$ -	$113,274
Net premiums written	157	20,111	32,513	1,429	417	2,736	-	11,511	14,435	-	-	83,309
Net premiums earned	7	19,550	39,259	943	411	2,071	-	3,166	12,361	-	-	77,768
Fee income earned	-	-	-	-	-	-	-	-	-	1,264	-	1,264
Losses & loss adjustment expenses	4	11,309	24,975	613	267	724	-	2,192	7,490	-	-	47,574
Acquisition expenses	-	4,882	7,251	(20)	(187)	535	-	645	740	-	-	13,846
Gross underwriting profit	3	3,359	7,033	350	331	812	-	329	4,131	1,264	-	17,612
Income tax expense (benefit)	$ 1,228										(120)	$ 1,108
Net earnings (loss)	$ 14,546										(182)	$14,364
Assets	$ 886,416										64	$886,480
Equity	$ 208,093										33	$208,126

Additionally, the Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding measurable information about the insurance operations by geographic segments. The following table provides key financial data about the geographic segments for the three months ended June 30, 2008 and June 30, 2007 (in thousands of $ US) are as follows:

June 30, 2008	United States	Bermuda	Total
Income tax	$ 95	$ -	$ 95
Net earnings	$ 472	$6,317	$6,789

June 30, 2007	United States	Bermuda	Total
Income tax	$ 649	$ -	$ 649
Net earnings	$ 1,259	$6,013	$7,272

The following table provides key financial data about the geographic segments for the six months ended June 30, 2008 and June 30, 2007 (in thousands of $ US):

June 30, 2008	United States	Bermuda	Total
Income tax	$ 243	$ -	$ 243
Net earnings	$ 948	$ 11,862	$ 12,810
Assets	$ 540,990	$418,412	$959,402
Equity	$ 79,095	$150,963	$230,058

June 30, 2007	United States	Bermuda	Total
Income tax	$ 1,108	$ -	$ 1,108
Net earnings	$ 2,123	$ 12,241	$ 14,364
Assets	$527,060	$359,420	$886,480
Equity	$ 69,120	$139,006	$208,126

Note 5 - Income Taxes

Total income tax expense for the periods ended June 30, 2008 and 2007 was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax expense attributable to:	2008	2007	2008	2007
Income from operations	$ 95,274	$ 649,198	$ 242,870	$1,107,790
Change in unrealized gain (loss) on hedging transactions	5,196	(7,661)	(54,085)	(32,791)
Change in unrealized gain/loss on securities available for sale	(2,022,857)	(1,260,062)	(1,748,272)	(1,037,078)

Total	$(1,922,387)	$ (618,525)	$(1,559,487)	$ 37,921

United States federal and state income tax expense (benefit) from operations consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current	$ (166,158)	$ 948,856	$(163,105)	$1,375,949
Deferred	247,791	(221,533)	447,097	(137,379)
Change in valuation allowance	13,641	(78,125)	(41,122)	(130,780)
Total	$ 95,274	$ 649,198	$ 242,870	$1,107,790

The state income tax expense aggregated $64,395 and $16,783 for the three months ended June 30, 2008 and 2007, respectively, and $77,765 and $8,429 for the six months ended June 30, 2008 and 2007, respectively, and is included in the current provision.

Income tax expense from operations for the periods ended June 30, 2008 and 2007 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected income tax expense	$2,340,752	$2,693,135	$4,438,133	$5,260,370
Foreign earned income not subject to U.S. taxation	(2,147,852)	(2,044,379)	(4,033,385)	(4,161,879)
Change in valuation allowance	13,641	(78,125)	(41,122)	(130,780)
Tax-exempt interest	(50,165)	-	(98,790)	-
State taxes and other	(61,102)	78,567	(21,966)	140,079
Total	$ 95,274	$ 649,198	$ 242,870	$1,107,790

Note 6 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2007. During the first six months of 2008, the Company granted 136,302 options compared to 67,500 for the same period of 2007. No options were granted for the three months ended June 30, 2008 or 2007. Stock based compensation expense related to outstanding options was $231,310 and $142,677, for the three months ended June 30, 2008 and 2007, respectively, and $386,716 and $268,773, for the six months ended June 30, 2008 and 2007, respectively, and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first six months of 2008, the Company granted 40,618 shares of restricted stock. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $112,466 and $129,969 for the three and six months ended June 30, 2008 respectively, and is reflected in net earnings under payroll and related expenses. There was no expense incurred during the 2007 period.

Note 7 – Acquisition of LTC Companies

On February 11, 2008, the Company acquired 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC ("LTC Group") for $8,771,000. The LTC Group provides insurance and risk management solutions for the long-term care industry and will allow the Company to further diversify its business interests. The purchase excluded liabilities for any policies produced by the LTC Group prior to the effective date of the transaction. The results of the LTC Group’s operations have been included with the Company’s results since the acquisition date. The allocation of the purchase price assigned approximately $6,986,000 to goodwill and approximately $1,602,000 to intangible assets which are being amortized over their estimated useful life of ten years. The remaining purchase price was allocated to other operating assets acquired as part of the acquisition. Proforma financial statements are not presented as the Company does not deem this transaction to be material.

Note 8 – Fair Value Measurements

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" ("SFAS 157").  SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis are summarized below:

	As of June 30, 2008
	Fair Value Measurements Using ($ in 000's)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total

Available-for-sale securities	$597,498	$ -	$ -	$597,498

Total	$597,498	$ -	$ -	$597,498

As noted in the above table, we do not have any assets measured at fair value on a recurring basis using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3) during the period.

Note 9 - Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interest, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009. The pronouncement will only have an affect to the extent the Company completes business acquisitions after the effective date.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”),  which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of FSP No. 157-2. As allowed under FSP No. 157-2,  as of January 1, 2008, we have elected not to fully adopt SFAS 157 and are deferring adoption for certain non-financial assets and liabilities until January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” ("SFAS 161").  SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” ("SFAS 162").  SFAS 162  identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective sixty days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in conformity with Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” ("SFAS 163").  SFAS 163 clarifies how FASB Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities as well as expanded disclosure requirements regarding financial guarantee insurance contracts. SFAS 163 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 163.

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

We segregate our business into insurance operations and other, with the insurance operations segment further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated insurers and reinsurers, and began operations in the first quarter of 2007. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

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

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007	2008/2007	2008/2007
	(in thousands)		(in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$ 9,694	$ 9,363	$18,620	$ 20,111	3.5%	(7.4)%
Construction	8,689	16,811	14,902	32,513	(48.3)%	(54.2)%
Excess	410	156	632	417	162.8%	51.6%
Healthcare	2,185	-	3,317	-	100.0%	100.0%
Products Liability	1,411	1,024	2,491	1,429	37.8%	74.3%
Property	1,715	157	3,012	157	992.4%	1,818.5%
Surety	1,980	1,467	3,677	2,736	35.0%	34.4%

Total Excess & Surplus Lines Segment	26,084	28,978	46,651	57,363	(10.0)%	(18.7)%

Alternative Risk Transfer Segment
Specialty Programs	11,055	6,747	20,469	14,435	63.9%	41.8%

Assumed Reinsurance Segment	20,102	8,742	28,628	11,511	129.9%	148.7%

Total net premiums written	$57,241	$ 44,467	$95,748	$83,309	28.7%	14.9%

Net premiums earned: Excess and Surplus Lines Segment
Environmental	$ 9,223	$ 10,024	$ 17,829	$ 19,550	(8.0)%	(8.8)%
Construction	10,335	18,895	20,688	39,259	(45.3)%	(47.3)%
Excess	183	184	363	411	(0.5)%	(11.7)%
Healthcare	637	-	721	-	100.0%	100.0%
Products Liability	1,168	482	2,183	943	142.3%	131.5%
Property	1,029	7	1,755	7	14,600.0%	24,971.4%
Surety	1,726	1,156	3,352	2,071	49.3%	61.9%
Total Excess & Surplus Lines Segment	24,301	30,748	46,891	62,241	(21.0)%	(24.7)%

Alternative Risk Transfer Segment
Specialty Programs	9,422	7,009	17,188	12,361	34.4%	39.1%

Assumed Reinsurance Segment	14,419	1,653	22,112	3,166	772.3%	598.4%

Total net premiums earned	$ 48,142	$ 39,410	$ 86,191	$ 77,768	22.2%	10.8%

Net investment income	7,316	7,482	14,643	14,706	(2.2)%	(0.4)%
Net realized gains / (losses)	291	(27)	795	(8)	(1,177.8)%	(10,037.5)%
Fee income	791	748	1,518	1,264	5.7%	20.1%
Other income	16	15	30	32	6.7%	(6.3)%

Total revenues	$ 56,556	$ 47,628	$ 103,177	$ 93,762	18.7%	10.0%

26

The following table sets forth the components of our GAAP combined ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss & loss adjustment expense ratio	63.1%	59.9%	60.8%	61.2%
Expense ratio	40.6%	34.5%	41.4%	33.8%
Combined ratio	103.7%	94.4%	102.2%	95.0%

Three Months Ended June 30, 2008

compared to Three Months Ended June 30, 2007

Net Earnings

Net earnings decreased 6.8% to $6.8 million, or $.63 per diluted share, for the three months ended June 30, 2008, compared to $7.3 million, or $.69 per diluted share, for the same period of 2007.  See explanations below for the various components of net earnings.

Net Premiums Earned

Excess and Surplus Lines

Environmental. Net premiums earned decreased 8.0% to $9.2 million for the three months ended June 30, 2008, compared to $10.0 million for the same period of 2007. The Company has experienced rate declines averaging in the 5% to 15% range in the environmental line for 2008 as compared to 2007. Contributing to the decrease in net premiums earned is the July 1, 2007 casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Construction. Net premiums earned decreased 45.3% to $10.3 million for the three months ended June 30, 2008, compared to $18.9 million for the same period of 2007. The principal reason driving the decline was due to a 33.8% decline in gross written premium driven by lower renewal retention rates in both its western and non-western states business as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account together with a reduction in audit premiums.  Contributing to the decrease in net premiums earned is the July 1, 2007 casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Excess. Net premiums earned remained relatively flat at $183,000 for the three months ended June 30, 2008, compared to $184,000 for the same period of 2007. The Company’s excess product offering is focused primarily in the construction and products liability areas. The decrease from prior year is due primarily to continued selective underwriting together with the continued softness in the insurance markets. Beginning July 1, 2007, the Company increased the available policy limits from $5 million to $10 million.

Healthcare. During 2008, the Company continued its diversification strategy through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the three months ended June 30, 2008 were approximately $637,000 and represent net premiums earned on business written subsequent to the acquisition effective date.

Products Liability. The Company’s products liability line, which began production in the second half of 2006, produced $1.2 million of net premiums earned for the three months ended June 30, 2008 compared to $482,000 for the same period of 2007. This line has experienced growth in 2008 as compared to the same period in 2007 as the Company continues to build this book of business. The products and business are offered to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and neutraceuticals.

Property. The Company’s property and commercial multi-peril line, which began production in June 2007, produced net premiums earned of $1.0 million for the three months ended June 30, 2008 as compared to $7,000 in net premiums earned for the three months ended June 30, 2007. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.Net premiums earned increased 49.3% to $1.7 million for the three months ended June 30, 2008, compared to $1.2 million for the same period of 2007. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market. During 2007, the Company expanded its offerings to include non-environmental contractor bonds by entering into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 34.4% to $9.4 million for the three months ended June 30, 2008 compared to $7.0 million for the same period in 2007. Net premiums earned increased primarily due to increased retention levels in our specialty programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The increased retention levels in 2008 compared to the same period in 2007 were primarily due to the impact of the July 1, 2007 casualty reinsurance treaty, which changed the reinsurance structure for this line of business from quota share to excess of loss.

Assumed Reinsurance

The Company began writing third party assumed reinsurance during the first quarter of 2007. This line of business generated $14.4 million in net premiums earned for the three months ended June 30, 2008 compared to $1.7 million for the same period of 2007. During the three months ended June 30, 2008, the assumed reinsurance business line entered into one large reinsurance transaction involving our participation reinsuring healthcare and pest control risks. The Company’s primary focus is traditional and structured reinsurance for small specialty insurers, risk retention groups and captives, combined with structured reinsurance capabilities, produced increased writings in 2008 compared to the same period in 2007, when the Company first entered the market.

Fee Income Earned

Fee income earned increased 5.7% to $791,000 for the three months ended June 30, 2008 as compared to $748,000 for the same period of 2007. The increase is primarily attributable to consulting fees earned through Ordinance Holdings, Limited (Ordinance), a subsidiary which was acquired during the third quarter of 2007, as well as brokerage fees earned through the ASI Healthcare acquisition. Partially offsetting the increase, the Company has seen some adverse impact on fees received from its fully funded products due to the overall market softening as traditional insurance pricing begins to provide a cost effective alternative to self-insurance.

Net Investment Income

Net investment income decreased 2.2% to $7.3 million for the three months ended June 30, 2008 compared to $7.5 million for the same period of 2007. This decrease was due to lower investment yields due to the investment of funds at lower market interest rates, partially offset by an increase in average invested assets. Average invested assets increased to $601 million at June 30, 2008 from $569.9 million at June 30, 2007 due primarily to cash flows from operations. The average pre-tax and after-tax investment yields were 4.9% and 4.2% compared to 5.3% and 4.4% for the three months ended June 30, 2008 and 2007, respectively.

Net Realized Gains (Losses)

Net realized gains from the sale of investments increased to $291,000 for the three months ended June 30, 2008 compared to a $27,000 net realized loss for the same period of 2007. The Company, from time to time, may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines and/or to fund the cash needs of the Company as well as individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $30.4 million, or 63.1% of net premiums earned, for the three months ended June 30, 2008 compared to $23.6 million, or 59.9%, for the same period of 2007. The increase is primarily attributable to a 22% increase in net premiums earned, together with prior year reserve development in our environmental product line of $1.5 million, due in large part to New York business. The Company continues to reduce its exposure to New York business as evidenced by a $0.5 million, or 38%, reduction in gross premiums written for the quarter ended June 30, 2008. Excluding this increased current year loss reserve development, losses and loss adjustments as a percent of net premiums earned would have been 60.0%.

Acquisition Expenses

Policy acquisition expenses are the cost of acquiring policies including commissions, premium taxes paid to states in which we are admitted to conduct business and excise taxes, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses increased to $12.0 million for the three months ended June 30, 2008 as compared to $7.7 million for the same period of 2007, and policy acquisition expenses as a percentage of net premiums earned, increased to 24.8% for the three months ended June 30, 2008 compared to 19.6% for the same period of 2007. The increase is due to the increase in the proportion of premiums generated by our assumed reinsurance segment which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulting in an increase in acquisition expenses of $3.3 million. The specialty program acquisition expense increased to $2.5 million, or 26.2% of net premiums earned for the three months ended June 30, 2008, from $0.9 million, or 12.4% of net premiums earned for the three months ended June 30, 2007, primarily due to the impact of the July 1, 2007 treaty which changed the reinsurance structure from quota share, where a ceding commission is received, to excess of loss. There are no ceding commissions received under the new excess of loss reinsurance treaty.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 26.8% to $8.4 million for the three months ended June 30, 2008, compared to $6.6 million for the same 2007 period. The increase is due to normal salary increases, increased headcount primarily from the addition of new product lines added in conjunction with the Company’s product diversification strategy, as well as increased depreciation and professional fee expenses.

Corporate and Other Expenses

Corporate and other expenses decreased to negative $1.9 million for the three months ended June 30, 2008, compared to $.9 million for the same 2007 period. This decrease was due to the $2.8 million reversal of an accrued warranty liability established in 2004 in connection with our former real estate project in Florida, which was essentially completed in 2005.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety RRG. Minority interest expense was $14,000 for the three months ended June 30, 2008 compared to $9,000 for the same period of 2007.

Income Taxes

Income tax expense for the three months ended June 30, 2008 was $95,274, or 1.4%, of pre-tax income, compared to $649,196, or 8.2%, for the same period of 2007. The lower tax rate in the second quarter of 2008 was due primarily to lower earnings in our U.S. operations as a result of lower net earned premiums in the U.S., together with higher acquisition and other underwriting expenses.

Six Months Ended June 30, 2008 compared to

Six Months Ended June 30, 2007

Net Earnings

Net earnings decreased 10.8% to $12.8 million, or $1.21 per diluted share, for the six months ended June 30, 2008, compared to $14.4 million, or $1.36 per diluted share, for the same period of 2007.  See explanations below for the various components of net earnings.

Net Premiums Earned

Excess and Surplus Line

Environmental. Net premiums earned decreased 8.8% to $17.8 million for the six months ended June 30, 2008, as compared to $19.5 million for the same period of 2007. The Company continues to experience rate declines averaging in the 5% to 15% range for 2008, as compared to 2007. Contributing to the decrease in net premiums earned is the July 1, 2007 casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Construction. Net premiums earned decreased 47.3% to $20.7 million for the six months ended June 30, 2008 as compared to $39.3 million for the same period in 2007. The Company has seen a significant decline in its western states book of business, partially offset by geographic diversification efforts. The principal reason driving the decline was due to a 39.0% decline in gross premiums written, driven by lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums also contributed to the decline. Contributing further to the decrease in net premiums earned is the July 1, 2007 casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Excess.     Net premiums earned were $363,000 for the six months ended June 30, 2008 compared to $411,000 for the same period of 2007. The Company’s excess product offering is focused primarily in the construction and product liability areas. The addition of the underwriting team in New Jersey in 2006 has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage. The decrease is primarily related to changes in the reinsurance arrangements resulting in lower premium retention rates for 2008 compared to 2007.

Healthcare. The Company continued its diversification strategy through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the six months ended June 30, 2008 were approximately $0.7 million and represent net premiums earned on business written subsequent to the acquisition effective date.

Products Liability. Net premiums earned increased to $2.2 million for the six months ended June 30, 2008 as compared to $0.9 million for the same period of 2007. This product began operation in the second half of 2006. This line offers both primary and excess products to smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Property. The Company’s property and commercial multi-peril line, which began production in June 2007, produced net premiums earned of $1.8 million for the six months ended June 30, 2008 as compared to $7,000 in net premiums earned for the six months ended June 30, 2007. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.      Net premiums earned increased 61.9% to $3.4 million for the six months ended June 30, 2008 as compared to $2.1 million for the same period of 2007. The increase in surety premiums is attributable to the growth in written premiums due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment in the general market. During 2007, the Company expanded its offerings to include non-environmental contractor bonds by entering into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 39.1% to $17.2 million for the six months ended June 30, 2008 as compared to $12.4 million for the same period of 2007. Net premiums earned increased due primarily to increased retention levels, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The increased retention levels in 2008 compared to the same period in 2007 were primarily due to the impact of the July 1, 2007 casualty reinsurance treaty, which changed the reinsurance structure for this line from quota share to excess of loss.

Assumed Reinsurance

This line of business generated $22.1 million in net premiums earned for the six months ended June 30, 2008 as compared to $3.2 million for the same period of 2007. Beginning in 2007, the Company, through its Bermuda based reinsurance operation, began to assume specialty property and casualty business from unaffiliated insurers and reinsurers. During the six months ended June 30, 2008, the assumed reinsurance business line entered into one large reinsurance transaction involving our participation reinsuring healthcare and pest control risks. The Company’s primary focus is traditional and structured reinsurance for small specialty insurers, risk retention groups and captives, combined with structured reinsurance capabilities, produced increased writings in 2008 compared to the same period in 2007, when the Company first entered the market.

Fee Income Earned

Fee income earned increased 20.1% to $1.5 million for the six months ended June 30, 2008 as compared to $1.3 million for the same period of 2007. The increase is primarily attributable to consulting fees earned through our Ordinance subsidiary, which was acquired during the third quarter of 2007, as well as brokerage fees earned through the ASI Healthcare acquisition. Partially offsetting the increase, the Company has seen some adverse impact on fees received from its fully funded products due to the overall market softening as traditional insurance pricing begins to provide a cost effective alternative to self-insurance.

Net Investment Income

Net investment income was relatively flat at $14.6 million for the six months ended June 30, 2008 as compared to $14.7 million for the same period of 2007. The decrease is due to lower investment yields due to the investment of funds at lower market interest rates, partially offset by an increase in average invested assets. Average invested assets increased to $607.4 million at June 30, 2008 from $560.9 million at June 30, 2007, reflecting positive cash flow from operations. The average pre-tax and after-tax investment yields were 4.8% and 4.1%, respectively for the six months ended June 30, 2008, compared to 5.2% and 4.4%, respectively for the six months ended June 30, 2007.

Net Realized Gains (Losses)

Net realized gains from the sale of investments totaled $795,000 for the six months ended June 30, 2008, compared to net loss of $8,000 for the same period of 2007. The Company, from time to time, may sell securities to fund its cash needs or the cash needs of individual operating subsidiaries or in response to market conditions or interest rate fluctuations in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $52.4 million, or 60.8% of net premiums earned, for the six months ended June 30, 2008, compared to $47.6 million, or 61.2%, for the same 2007 period. The dollar increase is attributable to an 11% increase in net earned premiums together with prior year reserve development in our environmental product line of $1.5 million due in large part to New York business. The Company continues to reduce its exposure to New York business as evidenced by a $1.5 million, or 48%, reduction in gross premiums written for the six months ended June 30, 2008. During 2007, there was $0.4 million reserve development related to the commutation of a reinsurance treaty. The decrease in the percentage of net premiums earned is due primarily to the mix of business, together with the impact of the July 1, 2007 excess of loss reinsurance treaty on our core business lines.

Acquisition Expenses

Policy acquisition expenses are the cost of acquiring policies including commissions, premium taxes paid to states in which we are admitted to conduct business and excise taxes, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses increased to $21.0 million for the six months ended June 30, 2008 as compared to $13.8 million for the same period of 2007, and, as a percentage of net premiums earned, increased to 24.4% for the six months ended June 30, 2008 compared to 17.8% for the same period of 2007. The increases in both dollar amount and percentage of net premiums earned are due to the increase in the proportion of premiums generated by our assumed reinsurance segment which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulting in an increase in acquisition expenses of $5.8 million. The shift from a quota share to an excess of loss reinsurance treaty effective July 1, 2007 in our programs line of business was the primary driver of a $3.1 million increase in this line of business. There are no ceding commissions received under the July 1, 2007 excess of loss reinsurance treaty. Included in the acquisition expenses for the six months ended June 30, 2008 was a profit commission due of approximately $0.5 million related to an assumed reinsurance treaty.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 18.2% to $16.2 million for the six months ended June 30, 2008, compared to $13.7 million for the same 2007 period. The increase is due to normal salary increases and increased headcount primarily from the addition of newer product lines added in conjunction with the Company’s product diversification strategy, higher depreciation and amortization expenses of $0.6 million and higher professional fee expenses of $0.4 million.

Corporate and Other Expenses

Corporate and other expenses decreased to negative $1.3 million for the six months ended June 30, 2008, compared to $1.4 million for the same 2007 period. This decrease was due to the $2.8 million reversal of an accrued warranty established in 2004 in connection with our former real estate project in Florida, which was essentially completed in 2005.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety RRG. The minority interest expense was $152,000 for the six months ended June 30, 2008, compared to $124,000 for the same period of 2007.

Income Taxes

Income tax expense for the first six months of 2008 was $0.2 million or 1.5% of pre-tax income, compared to $1.1 million or 7.2% of pre-tax income for the same period of 2007. The lower tax rate is due to lower earnings in the Company’s U.S. subsidiaries as a result of higher acquisition expenses and higher losses and loss adjustment expenses.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a decline of premium rates due to the entrance of new insurance competitors, overall market conditions as well as changes in the mix of business (i.e. timing of cash receipts in assumed reinsurance business). The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $0.5 million for the six months ended June 30, 2008 compared to net cash provided by operations of $45.7 million for the same period of 2007. The cash flow from operations decreased in 2008 compared to 2007 primarily due to lower net earnings, payments of approximately $28 million of ceded premiums in connection with our casualty reinsurance treaty which was effective July 1, 2007 and higher paid losses of approximately $10 million.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2008 compared to net cash used in investing activities of $27.5 million for the same period of 2007. The decrease in net cash used in investing activities was primarily due to net proceeds from the sale of investments of $8.6 million for 2008 compared to a net purchase of investments during the 2007 period of $24.7 million. Partially offsetting these positive cash flows was the consideration paid for acquired subsidiaries of $8.9 million, including direct transaction costs.

Net cash used in financing activities was $3.7 million for the six months ended June 30, 2008. The use of cash was due to the repurchase of 231,250 shares of the Company’s common stock for $4.1 million, or a weighted average price of $16.53, partially offset by funds received from stock option exercises of $0.4 million. During the corresponding 2007 period, there were stock option exercises of $1.1 million.

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

Combined Ratio

Our underwriting results are best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that a company has an underwriting profit, and a combined ratio above 100% indicates an insurer has an underwriting loss. The expense ratio portion of our reported combined ratio excludes interest expense, minority interest, fee income and corporate and other expenses. These excluded amounts totaled approximately $(255,000) and $2,502,000 for the three months ended June 30, 2008 and 2007, respectively and $2,017,000 and $4,463,000 for the six months ended June 30, 2008 and 2007, respectively.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the six months ended June 30, 2008, approximately 36.5% of our gross written premiums were written in these two industries as compared to 51.1% for June 30, 2007. Accordingly, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in-house actuarial staff reviews the reserves of our major lines on a quarterly basis and a full actuarial analysis of our reserves is performed on an annual basis by an independent third party actuarial firm, which may include reserve studies, rate studies and regulatory opinions.

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

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business continues to involve ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reactions to the specific risks that we underwrite, but also on events that impact the overall reinsurance industry, such as the hurricanes in 2005. If we are unable to maintain or replace our reinsurance,our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage, or assuming more risks exposing the Company to greater volatility in its earnings.

We may be unable to recover amounts due from our reinsurers.

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at June 30, 2008 was $195.4 million, or 84.9% of shareholders’ equity. Of this amount, $44.3 million, or approximately 22.7% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

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

We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of June 30, 2008, our unsecured estimated net exposure to Alea was approximately $9.7 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

We rely on independent insurance agents, managing general agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of June 30, 2008, approximately 12% of our gross premiums written for our excess and surplus lines segment were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Our growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

•	achieve critical mass in premium writing in order to meet profitability objective;
•	identify insurable risks not adequately served by the standard insurance market;
•	maintain adequate levels of capital or obtain access to affordable sources of capital;
•	obtain reinsurance on favorable terms;
•	obtain necessary regulatory approvals when writing on an admitted basis;
•	attract and retain qualified personnel to manage our expanded operations;
•	complete acquisitions of small specialty insurers, general agents or lines of business; and
•	maintain our financial strength ratings.
•	estimate ultimate losses and loss adjustment expenses in specialty lines with little or no historical data

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

We evaluate potential acquisition opportunities as a means to grow our business. There are a number of risks attendant to any acquisition. These risks include, among others, the difficulty in integrating the operations and personnel of an acquired company; potential disruption of our ongoing business; inability to successfully integrate acquired systems and insurance programs into our operations; maintenance of uniform standards, controls and procedures; possible impairment of relationships with employees and insureds of an acquired business as a result of changes in management; potential liabilities associated with the business prior to acquisition; and that the acquired business may not produce the level of expected profitability. As a result, the impact of any acquisition on our future performance may not be consistent with original expectations, and may impair our business, financial condition and operating results.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our various investment portfolios. As of June 30, 2008, the aggregate fair value of our investment portfolios was $597.5 million and net investment income derived from these assets was $14.6 million, or 114.3% of our pre-tax earnings. Our investment portfolios are subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;
•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities;
•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all securities are issued by FNMA, FHLMC or GNMA; and.

•	risks that the federal government may not guarantee repayment of principal and/or interest on government sponsored FNMA, FHLMC or GNMA debt obligations

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2007	-	-	-	500,000
11/1 – 11/30/2007	-	-	-	500,000
12/1 – 12/31/2007	27,300	$18.70	27,300	472,700
1/1 – 1/31/2008	-	-	-	472,700
2/1 – 2/29/2008	-	-	-	472,700
3/1 – 3/31/2008	116,500	$16.90	143,800	356,200
4/1 – 4/30/2008	10,900	$17.63	154,700	345,300
5/1 – 5/31/2008	93,850	$16.00	248,550	251,450
6/1 – 6/30/2008	10,000	$15.86	258,550	241,450
Total	258,550	$16.76

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2008.

American Safety Insurance Holdings, Ltd.

By:/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ William C. Tepe
William C. Tepe
Chief Financial Officer
(Principal Financial Officer)

47