Form 10-Q
period 2008-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2008-11-07
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

____ Yes _X_ No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 3, 2008 was 10,279,040.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$ 528,640,154	$ 529,569,518
Common stock, at fair value	24,239,770	25,393,664
Preferred stock, at fair value	3,323,300	5,793,165
Short-term investments, at fair value	77,970,554	56,454,862

Total investments	634,173,778	617,211,209

Cash and cash equivalents	10,752,693	12,859,681
Accrued investment income	6,298,913	5,771,983
Premiums receivable	29,320,519	22,851,520
Ceded unearned premiums	40,715,967	30,950,752
Reinsurance recoverable	190,185,627	190,299,574
Deferred income taxes	15,456,881	9,767,816
Deferred policy acquisition costs	18,592,999	16,831,357
Property, plant and equipment, net	10,746,391	9,216,015
Goodwill	9,695,572	2,316,629
Other assets	25,577,952	15,932,723

Total assets	$ 991,517,292	$ 934,009,259

Liabilities and Shareholders’ Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$550,787,544	$ 504,779,132
Unearned premiums	129,845,518	111,459,142
Ceded premiums payable	31,838,197	15,368,967
Deferred revenues	1,050,075	1,074,238
Accounts payable and accrued expenses	9,134,940	10,004,721
Deferred rent	1,666,113	1,780,213
Funds held	15,871,967	18,509,621
Loans payable	38,899,508	38,645,936
Minority interest	1,507,642	1,986,844

Total liabilities	780,601,504	703,608,814

Continued on Page 4

Continued from Page 3

	September 30, 2008 (Unaudited)	December 31, 2007
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$ -	$ -
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2008, 10,274,368 and December 31, 2007, 10,703,457	102,744	107,034
Additional paid-in capital	100,254,398	106,238,456
Retained earnings	127,694,502	119,181,362
Accumulated other comprehensive (loss) earnings, net	(17,135,856)	4,873,593
Total shareholders’ equity	210,915,788	230,400,445

Total liabilities and shareholders’ equity	$ 991,517,292	$ 934,009,259

Book value per share	$20.53	$ 21.53
Diluted book value per share	$19.94	$ 20.81

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Direct premiums earned	$53,786,053	$52,211,331	$148,057,024	$162,613,244
Assumed premiums earned	13,107,158	2,372,544	35,219,646	5,537,696
Ceded premiums earned	(25,200,797)	(18,012,022)	(55,393,667)	(53,810,894)
Net premiums earned	41,692,414	36,571,853	127,883,003	114,340,046

Net investment income	7,497,249	7,790,710	22,140,282	22,496,605
Net realized losses	(9,153,457)	(80,852)	(8,358,250)	(88,624)
Fee income	499,217	411,129	2,017,468	1,675,047
Other (loss) income	(37,203)	17,873	(6,994)	50,049
Total revenues	40,498,220	44,710,713	143,675,509	138,473,123
Expenses:
Losses and loss adjustment expenses	25,058,586	21,012,676	77,468,416	68,586,303
Acquisition expenses	9,685,095	7,185,279	30,722,752	21,031,182
Payroll and related expenses	5,729,097	4,319,713	15,974,698	12,995,958
Other underwriting expenses	3,042,097	2,768,468	8,973,911	7,764,803
Interest expense	714,860	846,109	2,370,065	2,484,275
Corporate and other expenses	695,737	697,243	(612,417)	2,133,623
Minority interest	(311,606)	26,178	(159,603)	150,266
Total expenses	44,613,866	36,855,666	134,737,822	115,146,410

(Loss) earnings before income taxes	(4,115,646)	7,855,047	8,937,687	23,326,713
Income taxes	178,952	808,906	421,822	1,916,696
Net (loss) earnings	$ (4,294,598)	$ 7,046,141	$ 8,515,865	$ 21,410,017

Net (loss) earnings per share:
Basic	$(0.42)	$0.66	$0.81	$2.02
Diluted	$(0.42)	$0.64	$0.79	$1.95

Weighted average number of shares outstanding:
Basic	10,326,661	10,709,996	10,521,209	10,624,416
Diluted	10,326,661	11,044,340	10,782,741	10,938,607

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities: Net earnings	$ 8,515,865	$21,410,017
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized losses on investments	8,358,250	88,624
Depreciation expense	3,001,560	2,080,462
Stock based compensation expense	883,514	394,779
Amortization of deferred acquisition costs, net	(1,761,642)	(2,992,356)
Amortization of premiums on investments	386,992	328,207
Deferred income taxes	(1,110,721)	(40,717)
Change in operating assets and liabilities:
Accrued investment income	(526,930)	(1,081,960)
Premiums receivable	(6,468,999)	(9,604,000)
Reinsurance recoverable	113,945	11,854,793
Ceded unearned premiums	(9,765,215)	5,634,472
Funds held	(2,637,657)	854,273
Unpaid losses and loss adjustment expenses	46,008,414	37,189,602
Unearned premiums	18,386,376	(4,546,262)
Ceded premiums payable	16,469,230	(4,431,878)
Deferred revenues	(24,163)	(217,509)
Accounts payable and accrued expenses	(1,064,125)	(2,846,510)
Deferred rent	(114,100)	409,579
Other, net	(8,468,034)	611,092
Net cash provided by operating activities	$ 70,182,560	$ 55,094,708
Cash flow from investing activities:
Purchases of fixed maturities	$(146,241,497)	$(175,182,921)
Purchases of common stock	(2,811,572)	(7,736,877)
Proceeds from sale of fixed maturities	117,932,134	129,198,373
Proceeds from sale of equity securities	362,397	1,273,597
Consideration paid for acquired companies	(8,927,052)	-
(Increase) decrease in short-term investments	(21,515,692)	12,007,343
Purchase of fixed assets	(4,228,613)	(3,773,100)
Net cash used in investing activities	$ (65,429,895)	$ (44,213,585)

Continued on page 7

Continued from page 6

	Nine Months Ended September 30,
	2008	2007
Cash flow from financing activities:
Repurchase of common stock	$ (7,564,917)	$ -
Proceeds from exercised stock options	705,264	1,370,907
Net cash (used in) provided by financing activities	(6,859,653)	1,370,907

Net (decrease) increase in cash and cash equivalents	(2,106,988)	12,252,030
Cash and cash equivalents at beginning of period	12,859,681	11,293,296

Cash and cash equivalents at end of period	$ 10,752,693	$23,545,326

Supplemental disclosure of cash flow information:
Income taxes paid	$ 115,339	$ 5,000
Interest paid	$ 1,562,768	$ 2,358,831

Non-cash activity (1)
Fixed asset additions	$ -	$ 1,409,340
Deferred rent	$ -	$ 1,409,340

(1) Represents tenant build out allowance and future reduction in rent over the term of the lease.

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) earnings	$ (4,294,598)	$ 7,046,141	$ 8,515,865	$ 21,410,017
Other comprehensive (loss) earnings before income taxes:
Unrealized (losses) gains on securities available-for-sale, net of minority interest of $(222,068) and $64,385 for the three months ended September 30, 2008 and 2007, respectively, and $(266,875)and $(30,123) for the nine months ended September 30, 2008 and 2007, respectively.	(24,082,589)	5,084,171	(34,934,186)	99,953

Unrealized gains (losses) on hedging transactions	10,776	(109,932)	(93,528)	(206,378)

Reclassification adjustment for realized losses included in net (loss) earnings	9,153,457	75,819	8,358,250	83,972

Total other comprehensive (loss) earnings before taxes	(14,918,356)	5,050,058	(26,669,464)	(22,453)
Income tax (benefit) expense related to items of other comprehensive income, net of minority interest of $80,924 and $(38,380) for the three months ended September 30, 2008 and 2007 respectively, and $56,755 and $(63,402) for the nine months ended September 30, 2008 and 2007, respectively.	(2,833,489)	732,167	(4,660,015)	(312,680)
Other comprehensive (loss) earnings net of income taxes	(12,084,867)	4,317,891	(22,009,449)	290,227
Total comprehensive (loss) earnings	$ (16,379,465)	$ 11,364,032	$(13,493,584)	$ 21,700,244

See accompanying notes to consolidated financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2008

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

The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2007.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances have been eliminated.

Certain balance sheet and statement of operations items have been reclassified for the periods ending September 30, 2007 and December 31, 2007. The presentation is consistent with the presentation for the three and nine months ended September 30, 2008 and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Nature of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market. For over twenty years we have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with certain environmental, products liability, construction, healthcare and property risks, as well as developing programs for other specialty classes of risks and providing third party reinsurance. See Part II – Other Information, Item 1A for risks facing the Company.

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s investments at September 30, 2008 and December 31, 2007 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2008: Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 63,145,452	$ 1,932,632	$ -	$ 65,078,084
States of the U.S. and political subdivisions of the states	40,239,306	31,123	1,533,389	38,737,040
Corporate securities	242,536,885	683,477	19,230,680	223,989,682
Mortgage-backed securities	201,503,899	1,178,244	1,846,795	200,835,348

Total fixed maturities	$547,425,542	$ 3,825,476	$22,610,864	$528,640,154

Common Stock	$ 25,689,794	$ 1,987,594	$ 3,437,618	$ 24,239,770

Preferred Stock	$ 4,989,240	$ 36,950	$ 1,702,890	$ 3,323,300

December 31, 2007:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 84,566,516	$ 1,581,197	$ 12,959	$ 86,134,754
States of the U.S. and political subdivisions of the states	7,548,971	49,633	118,463	7,480,141
Corporate securities	212,127,071	3,075,142	1,740,186	213,462,027
Mortgage-backed securities	221,402,220	1,840,989	750,613	222,492,596

Total fixed maturities	$525,644,778	$ 6,546,961	$ 2,622,221	$529,569,518

Common stock	$ 23,188,713	$ 3,313,413	$ 1,108,462	$ 25,393,664

Preferred stock	$ 6,939,220	$ -	$ 1,146,055	$ 5,793,165

During the nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $7.7 million related to debt and equity securities issued by Fannie Mae, Freddie Mac and Lehman Brothers.

Note 4 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers, and began operations in the first quarter of 2007. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S segment, our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Our environmental insurance group provides general, professional and pollution liability to contractors, consultants and property owners. Construction provides commercial casualty insurance coverages, generally for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions for long-term care facilities.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups of risk through third party program managers. Our fully funded business provides a mechanism for insureds to post collateral so as to fully self-insure their risks and we are paid a fee for arranging this type of transaction.

In our Assumed Re segment, the Company provides both traditional and structured specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

The Other segment consists of amounts associated with realized gains and losses on investments, the Company’s investment in real estate which was essentially completed in 2005, and lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The Company measures all segments using net earnings, total assets and total equity. The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for the three months ended September 30, 2008 and September 30, 2007 (in thousands of $ US):

September 30, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 1,415	$11,345	$ 8,183	$ 1,385	$1,544	$3,561	$ 3,121	$ 13,828	$ 30,088	$ -	$ -	$ 74,470
Net premiums written	1,351	9,048	7,019	1,134	935	2,506	2,028	5,975	10,551	-	-	40,547
Net premiums earned	1,622	8,576	8,550	1,280	550	1,907	1,060	7,908	10,239	-	-	41,692
Fee income earned	-	-	-	-	-	-	-	-	-	352	147	499
Losses & loss adjustment expenses	1,027	4,898	5,138	764	329	655	551	5,514	6,183	-	-	25,059
Acquisition expenses	326	2,410	1,897	263	58	537	64	1,965	2,165	-	-	9,685
Gross underwriting profit	269	1,268	1,515	253	163	715	445	429	1,891	352	147	7,447
Income tax expense (benefit)	$ 253										$ (74)	$ 179
Net earnings (loss)	$ 4,785										$(9,080)	$(4,295)

September 30, 2007	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 1,050	$ 11,391	$ 14,481	$ 899	$ 1,756	$ 1,645	$ -	$ 4,188	$ 14,920	$ -	$ -	$ 50,330
Net premiums written	862	6,195	9,382	730	192	1,633	-	4,188	8,938	-	-	32,120
Net premiums earned	223	9,558	14,339	626	188	1,697	-	2,373	7,568	-	-	36,572
Fee income earned	-	-	-	-	-	-	-	-	-	411	-	411
Losses & loss adjustment expenses	145	5,663	8,595	407	122	594	-	1,630	3,857	-	-	21,013
Acquisition expenses	36	2,503	3,137	48	(95)	455	-	734	367	-	-	7,185
Gross underwriting profit	42	1,392	2,607	171	161	648	-	9	3,344	411	-	8,785
Income tax expense (benefit)	$ 848										$ (39)	$ 809
Net earnings (loss)	$ 7,113										$ (67)	$ 7,046

The following table presents key financial data by segment for the nine months ended September 30, 2008 and September 30, 2007 (in thousands of $ US):

September 30, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 5,705	$37,677	$ 28,253	$ 4,498	$5,874	$8,180	$ 8,224	$42,456	$ 60,586	$ -	$ -	$201,453
Net premiums written	4,363	27,669	21,921	3,625	1,566	6,183	5,345	34,603	31,020	-	-	136,295
Net premiums earned	3,377	26,404	29,239	3,463	913	5,259	1,781	30,020	27,427	-	-	127,883
Fee income earned	-	-	-	-	-	-	-	-	-	1,242	775	2,017
Losses & loss adjustment expenses	2,138	16,520	17,572	2,068	546	1,815	926	20,405	15,476	-	2	77,468
Acquisition expenses	738	7,106	6,467	636	(302)	1,428	167	8,438	6,045	-	-	30,723
Gross underwriting profit	501	2,778	5,200	759	669	2,016	688	1,177	5,906	1,242	773	21,709
Income tax expense	$ 422										$ -	$ 422
Net earnings	$ 14,126										$(5,610)	$ 8,516
Assets	$ 991,050										$ 467	$991,517
Equity	$ 210,939										$ (23)	$210,916

September 30, 2007	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 1,283	$ 36,374	$ 47,403	$ 3,758	$ 4,952	$ 4,431	$ -	$ 15,699	$ 49,705	$ -	$ -	$ 163,605
Net premiums written	1,018	26,305	41,896	2,159	608	4,370	-	15,699	23,372	-	-	115,427
Net premiums earned	229	29,108	53,600	1,569	598	3,768	-	5,538	19,930	-	-	114,340
Fee income earned	-	-	-	-	-	-	-	-	-	1,675	-	1,675
Losses & loss adjustment expenses	149	16,972	33,570	1,020	389	1,318	-	3,822	11,346	-	-	68,586
Acquisition expenses	36	7,385	10,388	28	(282)	990	-	1,379	1,107	-	-	21,031
Gross underwriting profit	44	4,751	9,642	521	491	1,460	-	337	7,477	1,675	-	26,398
Income tax expense (benefit)	$ 2,076										$(159)	$ 1,917
Net earnings (loss)	$ 21,659										$(249)	$ 21,410
Assets	$ 898,628										$ 315	$898,943
Equity	$ 219,935										$ (49)	$219,886

Additionally, the Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding measurable information about the insurance operations by geographic segments. The following table provides key financial data about the geographic segments for the three months ended September 30, 2008 and September 30, 2007 (in thousands of $ US):

September 30, 2008	United States	Bermuda	Total
Income tax	$ 179	$ -	$ 179
Net (loss) earnings	$ (4,492)	$ 197	$ (4,295)

September 30, 2007	United States	Bermuda	Total
Income tax	$ 809	$ -	$ 809
Net earnings	$ 1,560	$ 5,486	$ 7,046

The following table provides key financial data about the geographic segments as of and for the nine months ended September 30, 2008 and September 30, 2007 (in thousands of $ US):

September 30, 2008	United States	Bermuda	Total
Income tax	$ 422	$ -	$ 422
Net (loss) earnings	$ (3,545)	$ 12,061	$ 8,516
Assets	$ 566,325	$425,192	$ 991,517
Equity	$ 69,115	$141,801	$ 210,916

September 30, 2007	United States	Bermuda	Total
Income tax	$ 1,917	$ -	$ 1,917
Net earnings	$ 3,683	$ 17,727	$ 21,410
Assets	$ 524,105	$374,838	$ 898,943
Equity	$ 72,256	$147,630	$ 219,886

Note 5 - Income Taxes

Total income tax expense for the periods ended September 30, 2008 and 2007 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax expense attributable to:	2008	2007	2008	2007
Income from operations	$ 178,952	$ 808,906	$ 421,822	$1,916,696
Change in unrealized gain/(loss) on hedging transactions	3,663	(37,377)	(50,422)	(70,168)
Change in unrealized gain/(loss) on securities available for sale	(2,918,076)	731,164	(4,666,348)	(305,914)

Total	$ (2,735,461)	$1,502,693	$(4,294,948)	$1,540,614

United States federal and state income tax expense (benefit) from operations consists of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Current	$ 1,557,221	$ 634,297	$ 1,394,116	$2,010,246
Deferred	(2,898,818)	96,662	(2,451,721)	(40,717)
Change in valuation allowance	1,520,549	77,947	1,479,427	(52,833)
Total	$ 178,952	$ 808,906	$ 421,822	$1,916,696

For the three and nine months ended September 30, 2008, the Company established a deferred tax asset of $1.3 million related to realized losses on securities held. Additionally, the Company established a valuation allowance of $1.3 million as it determined that it is not more likely than not that all of the deferred tax asset related to realized losses on securities held will be realized.

The state income tax expense (benefit) aggregated $43,479 and $(979) for the three months ended September 30, 2008 and 2007, respectively, and $121,244 and $(9,408) for the nine months ended September 30, 2008 and 2007, respectively, and is included in the current provision.

Income tax expense from operations for the periods ended September 30, 2008 and 2007 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected income tax (benefit) expense	$(1,399,320)	$ 2,670,712	$ 3,038,814	$ 7,931,082
Foreign earned income not subject to U.S. taxation	(67,144)	(1,865,357)	(4,100,529)	(6,027,236)
Change in valuation allowance	1,520,549	77,947	1,479,427	(52,833)
Tax-exempt interest	(81,049)	-	(179,839)	-
State taxes and other	205,916	(74,396)	183,949	65,683
Total	$ 178,952	$ 808,906	$ 421,822	$ 1,916,696

Note 6 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2007. During the first nine months of 2008, the Company granted 136,302 options compared to 67,500 for the same period of 2007. No options were granted for the three months ended September 30, 2008 or 2007. Stock based compensation expense related to outstanding options was $184,161 and $126,006, for the three months ended September 30, 2008 and 2007, respectively, and $570,877 and $394,779, for the nine months ended September 30, 2008 and 2007, respectively, and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first nine months of 2008, the Company granted 45,256 shares of restricted stock. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $97,486 and $227,455 for the three and nine months ended September 30, 2008 respectively, and is reflected in net earnings under payroll and related expenses. There was no expense incurred during the 2007 period.

Note 7 – Acquisition of LTC Companies

On February 11, 2008, the Company acquired 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC ("LTC Group") for $8,771,000. The LTC Group provides insurance and risk management solutions for the long-term care industry and will allow the Company to further diversify its business interests. The purchase excluded liabilities for any policies produced by the LTC Group prior to the effective date of the transaction. The results of the LTC Group’s operations have been included with the Company’s results since the acquisition date. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date. As a result, approximately $1,602,000 was assigned to intangible assets which are being amortized over their estimated useful lives of ten years. The remaining purchase price of approximately $7,181,000 was allocated to goodwill. Proforma financial statements are not presented as the acquisition does not meet materiality thresholds.

Note 8 – Fair Value Measurements

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Our Level 1 instruments are primarily U.S. Treasuries, money market funds and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. We measure fair value of our Level 2 instruments using quoted prices of securities with similar characteristics.

Our Level 3 instruments include certain fixed maturity securities and an investment in an unrelated third party insurance entity. Fair value is based on internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value.

Assets measured at fair value on a recurring basis are summarized below:

As of September 30, 2008
Fair Value Measurements Using
($ in 000’s)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 36,091,150	$490,155,759	$ 2,393,245	$528,640,154
Equities securities	23,305,436	-	4,257,634	27,563,070
Short term investments	77,970,554	-	-	77,970,554

Total	$137,367,140	$490,155,759	$ 6,650,879	$634,173,778

Fair Value Measurements
Using Significant
Level 3 Financial Instruments	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities

Balance at July 1, 2008	$ 2,360,044	$ 4,257,634
Total gains (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	33,201	-
Net purchases	-	-
Net transfers in (out of) Level 3	-	-
Balance at September 30, 2008	$ 2,393,245	$ 4,257,634

Change in net unrealized gains (losses) relating to assets still held at reporting date	$ 33,201	$ -

	Fair Value Measurements
	Using Significant
Level 3 Financial Instruments	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities

Balance at January 1, 2008	$ -	$ 2,610,588
Total gains (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	22,981	-
Net purchases	1,990,220	1,647,046
Net transfers in (out of) Level 3	380,044	-
Balance at September 30, 2008	$ 2,393,245	$ 4,257,634

Change in net unrealized gains (losses) relating to assets still held at reporting date	$ 22,981	$ -

On a quarterly basis, we evaluate whether the fair values of the Company’s individual securities are other-than-temporarily impaired when the fair value is below amortized cost. To make this assessment we consider several factors including (i) our intent and ability to hold the security, (ii) the potential for the security to recover in value, (iii) an analysis of the financial condition of the issuer, (iv) an analysis of the collateral structure and credit support of the security, if applicable, (v) the time during which there has been a decline below cost, and (vi) the extent of the decline below cost. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment losses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $7.7 million related to debt and equity securities issued by Fannie Mae, Freddie Mac and Lehman Brothers.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective sixty days following the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in conformity with Generally Accepted Accounting Principles. The Company does not believe that the adoption of SFAS 162 will have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”), which clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective October 10, 2008 including prior periods for which financial statements have not been issued. The Company has implemented FSP No. 157-3 as of September 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market. For over twenty years, we have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting these products for insureds with certain environmental, products liability, construction, healthcare and property risks, as well as developing programs for other specialty classes of risks and providing third party reinsurance. .

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and other. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers, and began operations in the first quarter of 2007. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

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

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2007	2008	2007	2008/2007	2008/2007
	(in thousands)		(in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$ 9,048	$ 6,195	$ 27,669	$ 26,305	46.1%	5.2%
Construction	7,019	9,382	21,921	41,896	(25.2)%	(47.7)%
Excess	935	192	1,566	608	387.0%	157.6%
Healthcare	2,028	-	5,345	-	- %	-%
Products Liability	1,134	730	3,625	2,159	55.3%	67.9%
Property	1,351	862	4,363	1,018	56.7%	328.6%
Surety	2,506	1,633	6,183	4,370	53.5%	41.5%
Total Excess & Surplus Lines Segment	24,021	18,994	70,672	76,356	26.5%	(7.4)%

Alternative Risk Transfer Segment
Specialty Programs	10,551	8,938	31,020	23,372	18.0%	32.7%

Assumed Reinsurance Segment	5,975	4,188	34,603	15,699	42.7%	120.4%

Total net premiums written	$ 40,547	$ 32,120	$ 136,295	$ 115,427	26.2%	18.1%

Net premiums earned: Excess and Surplus Lines Segment
Environmental	$ 8,575	$ 9,558	$ 26,404	$ 29,108	(10.3)%	(9.3)%
Construction	8,550	14,339	29,240	53,600	(40.4)%	(45.4)%
Excess	551	188	913	598	193.1%	52.7%
Healthcare	1,061	-	1,781	-	- %	- %
Products Liability	1,280	626	3,463	1,569	104.5%	120.7%
Property	1,622	223	3,377	229	627.4%	1,374.7%
Surety	1,907	1,697	5,259	3,768	12.4%	39.6%
Total Excess & Surplus Lines Segment	23,546	26,631	70,437	88,872	(11.6)%	(20.7)%

Alternative Risk Transfer Segment
Specialty Programs	10,238	7,568	27,426	19,930	35.2%	37.6%

Assumed Reinsurance Segment	7,908	2,373	30,020	5,538	233.2%	442.1%

Total net premiums earned	$ 41,692	$ 36,572	$127,883	$ 114,340	14.0%	11.8%

Net investment income	7,497	7,791	22,140	22,497	(3.8)%	(1.6)%
Net realized (losses) / gains	(9,153)	(81)	(8,358)	(89)	(11,200.0)%	(9,291.0)%
Fee income	499	411	2,017	1,675	21.4%	20.4%
Other (loss) income	(37)	18	(7)	50	(305.6)%	(114.0)%

Total revenues	$ 40,498	$ 44,711	$143,675	$138,473	(9.4)%	3.8%

The following table sets forth the components of our GAAP combined ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss & loss adjustment expense ratio	60.1%	57.5%	60.6%	60.0%
Expense ratio	43.1%	37.8%	41.9%	35.1%
Combined ratio	103.2%	95.3%	102.5%	95.1%

Three Months Ended September 30, 2008

compared to Three Months Ended September 30, 2007

Net (Loss) Earnings

For the three months ended September 30, 2008, the Company had a net loss of $4.3 million, or $(0.42) per diluted share, compared to net earnings of $7.0 million, or $0.64 per diluted share, for the same period of 2007.  The 2008 net loss is a result of net realized losses on our investments of $9.2 million, which includes the $7.7 million other than temporary impairment of investments issued by Freddie Mac, Fannie Mae and Lehman Brothers and realized losses of $1.4 million from the sale of other fixed maturity securities due to credit concerns about certain financial services companies. Without the net realized losses, the Company’s net earnings would have been $4.9 million. See explanations below for the various components of net (loss) earnings.

Net Premiums Earned

Excess and Surplus Lines

Environmental. Net premiums earned decreased 10.3% to $8.6 million for the three months ended September 30, 2008, compared to $9.6 million for the same period of 2007. The decline was primarily attributable to lower audit premiums, together with an increase in our environmental impairment liability writings during the quarter, which tend to have longer than twelve month policy durations.

Construction. Net premiums earned decreased 40.4% to $8.6 million for the three months ended September 30, 2008, compared to $14.3 million for the same period of 2007. The principal reason for the decline was a 25.2% decline in gross written premium driven by lower renewal retention rates in as the Company continues to exercise underwriting discipline in a more competitive market. In addition, the effects of a slow housing market translated into lower average premiums per account and a reduction in audit premiums.

Excess. Net premiums earned increased 193.1% to $0.6 million for the three months ended September 30, 2008, compared to $0.2 million for the same period of 2007. The Company’s excess product offering is focused primarily in the construction and products liability areas.

Healthcare. During 2008, the Company continued its diversification strategy through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the three months ended September 30, 2008 were approximately $1.1 million and represent net premiums earned on business written subsequent to the acquisition effective date.

Products Liability. The Company’s products liability line began production in the second half of 2006. Net premiums earned increased 104.5% to $1.3 million for the three months ended September 30, 2008 compared to $0.6 million for the same period of 2007. This line has experienced growth in 2008 as compared to the same period in 2007 as the Company continues to build this book of business. The products are offered to small and middle market accounts including smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Property. The Company’s property and commercial multi-peril line began production in June 2007. Net premiums earned increased 627.4% to $1.6 million for the three months ended September 30, 2008 as compared to $0.2 million in net premiums earned for the three months ended September 30, 2007. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.Net premiums earned increased 12.4% to $1.9 million for the three months ended September 30, 2008, compared to $1.7 million for the same period of 2007. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment of the market. During 2007, the Company expanded its offerings to include non-environmental contractor bonds by entering into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 35.2% to $10.2 million for the three months ended September 30, 2008 compared to $7.6 million for the same period in 2007.  Net premiums earned increased due to increases in premiums written as well as higher retention levels in our specialty programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits. The impact of $14.1 million in premiums from a specialty program written during the third quarter 2008 has no net effect on net earned premium, as the premium is ceded 100% to an unrelated insurance company.  The increased retention levels in 2008 compared to the same period in 2007 were primarily due to the impact of the July 1, 2007 casualty reinsurance treaty, which changed the reinsurance structure for this line of business from quota share to excess of loss.

Assumed Reinsurance

The Company began writing third party assumed reinsurance during the first quarter of 2007. Net earned premiums increased 233.2% to $7.9 million for the three months ended September 30, 2008 from $2.4 million for the same period of 2007 due to increased assumed reinsurance premiums written as the Company builds this line of business. The Company’s primary focus is traditional and structured reinsurance for small specialty insurers, risk retention groups and captives.

Fee Income Earned

Fee income earned increased 21.4% to $0.5 million for the three months ended September 30, 2008 as compared to $0.4 million for the same period of 2007. The increase is primarily attributable to consulting fees earned through Ordinance Holdings, Limited (Ordinance), a subsidiary which was acquired during the third quarter of 2007, as well as brokerage fees earned through the ASI Healthcare acquisition.

Partially offsetting the increase, the Company has seen some adverse impact on fees received from its fully funded products due to the overall market softening as traditional insurance pricing begins to provide a cost effective alternative to self-insurance.

Net Investment Income

Net investment income decreased 3.8% to $7.5 million for the three months ended September 30, 2008 compared to $7.8 million for the same period of 2007. This decrease was the result of lower investment yields due to the investment of funds at lower market interest rates, partially offset by an increase in average invested assets. Average invested assets increased to $615.8 million at September 30, 2008 from $580.9 million at September 30, 2007 due primarily to cash flows from operations. The average pre-tax and after-tax investment yields were 4.9% and 4.2% compared to 5.4% and 4.5% for the three months ended September 30, 2008 and 2007, respectively.

Net Realized Losses

Net realized losses increased to $9.2 million for the three months ended September 30, 2008 compared to a $0.1 million for the same period of 2007. The 2008 net realized losses includes a charge of $7.7 million for other than temporary impairment of debt and equity securities issued by Lehman Brothers, Freddie Mac and Fannie Mae and realized losses of $1.4 million from the sale of other fixed maturity securities due to credit concerns about certain financial services companies. The Company, from time to time, may sell securities in response to market conditions, interest rate fluctuations or credit concerns in accordance with its investment guidelines and/or to fund the cash needs of the Company as well as individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $25.1 million, or 60.1% of net premiums earned, for the three months ended September 30, 2008 compared to $21.0 million, or 57.5%, for the same period of 2007. The increase is primarily attributable to a 14.0% increase in net premiums earned and $0.7 million of additional current accident year reserves from two specialty programs. There was no prior year adverse reserve development in the 2008 or 2007 quarters.

Acquisition Expenses

Policy acquisition expenses are the cost of acquiring policies including commissions, premium taxes paid to states in which we are admitted to conduct business and excise taxes, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses increased to $9.7 million for the three months ended September 30, 2008 as compared to $7.2 million for the same period of 2007, and policy acquisition expenses as a percentage of net premiums earned, increased to 23.3% for the three months ended September 30, 2008 compared to 19.6% for the same period of 2007. The increase is due in part to the increase in the proportion of premiums generated by our assumed reinsurance segment which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulting in an increase in acquisition expenses of $1.2 million. The specialty program acquisition expense increased to $2.2 million, or 21.1% of net premiums earned for the three months ended September 30, 2008, from $0.4 million, or 4.8% of net premiums earned for the three months ended September 30, 2007, primarily due to the impact of the July 1, 2007 treaty which changed the reinsurance structure from quota share, where a ceding commission is received, to excess of loss, where are no ceding commissions are received.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 23.7% to $8.8 million for the three months ended September 30, 2008, compared to $7.1 million for the same 2007 period. The increase is due to normal salary increases, increased headcount primarily from the addition of new product lines added in conjunction with the Company’s product diversification strategy, as well as increased depreciation and professional fee expenses.

Corporate and Other Expenses

Corporate and other expenses were $0.7 million for the three months ended September 30, 2008 and 2007.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety Risk Retention Group, Inc. (“RRG”). Minority interest expense was negative $0.3 million for the three months ended September 30, 2008 compared to minority interest expense of $26,000 for the same period of 2007. RRG incurred net realized losses on its investment portfolio of $0.3 million.

Income Taxes

Income tax expense for the three months ended September 30, 2008 was $0.2 million, compared to $0.8 million for the same period of 2007. The lower tax rate in the third quarter of 2008 was due primarily to lower earnings in our U.S. operations as a result of lower net earned premiums in the U.S., together with the net realized losses on the Company’s investment portfolio and higher acquisition and other underwriting expenses. During the quarter ended September 30, 2008, the Company established a deferred tax asset of $1.3 million related to realized losses on securities held. Additionally, the Company established a valuation allowance of $1.3 million as it determined that it is not more likely than not that all of the deferred tax asset related to realized losses on securities held will be realized.

Nine Months Ended September 30, 2008 compared to

Nine Months Ended September 30, 2007

Net Earnings

Net earnings decreased 60.2% to $8.5 million, or $0.79 per diluted share, for the nine months ended September 30, 2008, compared to $21.4 million, or $1.95 per diluted share, for the same period of 2007.  The 2008 net earnings are negatively impacted by net realized losses on our investments of $8.4 million, which includes the $7.7 million other-than-temporary impairment of investments issue by Freddie Mac, Fannie Mae and Lehman Brothers and net realized losses of $.7 million from the sale of other investment securities.

Net Premiums Earned

Excess and Surplus Line

Environmental. Net premiums earned decreased 9.3% to $26.4 million for the nine months ended September 30, 2008, as compared to $29.1 million for the same period of 2007. The Company continues to experience rate declines averaging in the 5% to 15% range for 2008, as compared to 2007.

Construction. Net premiums earned decreased 45.4% to $29.2 million for the nine months ended September 30, 2008 as compared to $53.6 million for the same period in 2007. The Company has seen a significant decline in its western states book of business, partially offset by geographic diversification efforts. The principal reason for the decrease was a 40.4% decline in gross premiums written, driven by lower renewal retention rates in the western states as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a slowing housing market translated into lower average premiums per account and a reduction in audit premiums. Contributing further to the decrease in net premiums earned is the July 1, 2007 casualty reinsurance treaty, resulting in lower premium retention rates for 2008 compared to 2007.

Excess.     Net premiums earned increased 52.7% to $0.9 million for the nine months ended September 30, 2008 compared to $0.6 million for the same period of 2007. The Company’s excess product offering is focused primarily in the construction and product liability areas. The addition of the underwriting team in New Jersey in 2006 has allowed the Company to expand its excess liability products to write over other carriers’ primary policies and to offer umbrella liability coverage.

Healthcare. The Company continued its diversification strategy through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the nine months ended September 30, 2008 were approximately $1.8 million and represent net premiums earned on business written subsequent to the acquisition effective date.

Products Liability. The Company’s products liability line began production in the second half of 2006. Net premiums earned increased 120.7% to $3.5 million for the nine months ended September 30, 2008 compared to $1.6 million for the same period of 2007. This line has experienced growth in 2008 as compared to the same period in 2007 as the Company continued to build this book of business. The products are offered to small and middle markets accounts including smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Property. The Company’s property and commercial multi-peril line began production in June 2007. Net premiums earned increased 1,374.7% to $3.4 million for the nine months ended September 30, 2008 as compared to $0.2 million in net premiums earned for the nine months ended September 30, 2007. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.      Net premiums earned increased 39.6% to $5.3 million for the nine months ended September 30, 2008 as compared to $3.8 million for the same period of 2007. The increase in surety premiums is attributable to the growth in written premiums due to the Company continuing to focus its growth efforts in the environmental contractor surety market because of the lack of capacity serving this segment in the general market. During 2007, the Company expanded its offerings to include non-environmental contractor bonds by entering into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 37.6% to $27.4 million for the nine months ended September 30, 2008 as compared to $20.0 million for the same period of 2007.   Net premiums earned increased due to increases in premiums written as well as higher retention levels in our specialty programs, thereby allowing the Company the opportunity to increase its earnings potential from underwriting profits.  The impact of $14.1 million in premiums from a specialty program written during the third quarter 2008 has no net effect on net earned premium, as the premium is ceded 100% to an unrelated insurance company. The increased retention levels in 2008 compared to the same period in 2007 were primarily due to the impact of the July 1, 2007 casualty reinsurance treaty, which changed the reinsurance structure for this line of business from quota share to excess of loss.

Assumed Reinsurance

Net premiums earned increased 442.1% to $30.0 million for the nine months ended September 30, 2008 from to $5.5 million for the same period of 2007 due to increased reinsurance premiums written as the Company builds this line of business. Beginning in 2007, the Company, through its Bermuda based reinsurance operation, began to assume specialty property and casualty business from unaffiliated insurers and reinsurers. The Company’s primary focus is traditional and structured reinsurance for small specialty insurers, risk retention groups and captives, combined with structured reinsurance capabilities, produced increased writings in 2008 compared to the same period in 2007, when the Company first entered the market.

Fee Income Earned

Fee income earned increased 20.4% to $2.0 million for the nine months ended September 30, 2008 as compared to $1.7 million for the same period of 2007. The increase is primarily attributable to consulting fees earned through our Ordinance subsidiary, which was acquired during the third quarter of 2007, as well as brokerage fees earned resulting from the ASI Healthcare acquisition. Partially offsetting the increase, the Company has seen some adverse impact on fees received from its fully funded products due to the overall market softening as declining traditional insurance pricing begins to provide a cost effective alternative to self-insurance.

Net Investment Income

Net investment income decreased 1.6% to $22.1 million for the nine months ended September 30, 2008 as compared to $22.5 million for the same period of 2007. The decrease is the result of lower investment yields due to lower market interest rates, partially offset by an increase in average invested assets. Average invested assets increased to $625.7 million at September 30, 2008 from $571.2 million at September 30, 2007, reflecting positive cash flow from operations. The average pre-tax and after-tax investment yields were 4.7% and 4.0%, respectively for the nine months ended September 30, 2008, compared to 5.3% and 4.4%, respectively, for the nine months ended September 30, 2007.

Net Realized Losses

Net realized losses from the sale and other than temporary impairment of investments totaled $8.4 million for the nine months ended September 30, 2008, compared to net realized losses of $0.1 million for the same period of 2007. The 2008 net realized losses include a charge of $7.7 million for other-than-temporary impairment of debt and equity securities issued by Lehman Brothers, Freddie Mac and Fannie Mae and realized losses of $0.7 million from the sale of other securities. The Company, from time to time, may sell securities to fund its cash needs or the cash needs of individual operating subsidiaries or in response to market conditions, interest rate fluctuations or credit concerns in accordance with its investment guidelines.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $77.5 million, or 60.6% of net premiums earned, for the nine months ended September 30, 2008, compared to $68.6 million, or 60.0%, for the same 2007 period. The dollar increase is attributable to an 11.8% increase in net earned premiums, changes in the mix of business, $0.7 million of additional current accident year reserves from two specialty programs as well as prior year reserve development in the second quarter in our environmental product line of $1.5 million due in large part to New York business. The Company continues to reduce its exposure to New York business as evidenced by a $2.0 million, or 47.3%, reduction in gross premiums written for the nine months ended September 30, 2008. During 2007, there was $0.4 million reserve development related to the commutation of a reinsurance treaty. Partially offsetting these increases was the impact of the July 1, 2007 excess of loss reinsurance treaty on our core business lines.

Acquisition Expenses

Policy acquisition expenses are the cost of acquiring policies including commissions, premium taxes paid to states in which we are admitted to conduct business and excise taxes, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses increased to $30.7 million for the nine months ended September 30, 2008 as compared to $21.0 million for the same period of 2007, and, as a percentage of net premiums earned, increased to 24.0% for the nine months ended September 30, 2008 compared to 18.4% for the same period of 2007. The increase is due to the change in the mix of business and increased acquisition expense in the specialty program line. The proportion of premiums generated by our assumed reinsurance segment, which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulted in an increase in acquisition expenses of $7.1 million. The increase related to the specialty program line was due to a change in our reinsurance structure for specialty programs from quota share, where we received a ceding commission to excess of loss, where no commission is received. Specialty programs acquisition expenses increased by $4.9 million. Partially offsetting this increase was a decrease in acquisition expense for our construction line of business of $3.9 million due to a 45% reduction in net premiums earned.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 20.2% to $24.9 million for the nine months ended September 30, 2008, compared to $20.8 million for the same 2007 period. The increase is due to normal salary increases and increased headcount primarily from the addition of newer product lines added in conjunction with the Company’s product diversification strategy, higher depreciation and amortization expenses of $0.9 million and higher software maintenance expenses of $0.5 million.

Corporate and Other Expenses

Corporate and other expenses decreased to negative $0.6 million for the nine months ended September 30, 2008, compared to $2.1 million for the same 2007 period. This decrease was due to the $2.8 million reversal of an accrued warranty liability established in 2004 in connection with our former real estate project in Florida, which was essentially completed in 2005.

Minority Interest Expense

Minority interest expense is associated with the Company’s non-subsidiary affiliate, American Safety Risk Retention Group, Inc. (“RRG”). The minority interest expense was negative $0.2 million for the nine months ended September 30, 2008, compared to minority interest expense of $0.2 million for the same period of 2007. RRG incurred net realized losses on its investment portfolio of $0.3 million.

Income Taxes

Income tax expense for the first nine months of 2008 was $0.4 million or 4.7% of pre-tax income, compared to $1.9 million or 8.2% of pre-tax income for the same period of 2007. The lower tax rate is due to lower earnings in the Company’s U.S. subsidiaries as a result of net realized losses on the investment portfolio, higher acquisition expenses and higher losses and loss adjustment expenses. During the nine months ended September 30, 2008, the Company established a deferred tax asset of $1.3 million related to realized losses on securities held. Additionally, the Company established a valuation allowance of $1.3 million as it determined that it is not more likely than not that all of the deferred tax asset related to realized losses on securities held will be realized.

Fair Value Valuation

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

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

Our Level 1 instruments are primarily U.S. Treasuries, money market funds and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. We measure fair value of our Level 2 instruments using quoted prices of securities with similar characteristics.

Our Level 3 instruments include certain fixed maturity securities and an investment in an unrelated third party insurance entity. Fair value is based on internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value.

Assets measured at fair value on a recurring basis are summarized below:

As of September 30, 2008
Fair Value Measurements Using
($ in 000’s)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Sept. 30, 2008	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 36,091,150	$490,155,759	$ 2,393,245	$528,640,154
Equities securities	23,305,436	-	4,257,634	27,563,070
Short term investments	77,970,554	-	-	77,970,554

Total	$137,367,140	$490,155,759	$ 6,650,879	$634,173,778

Fair Value Measurements
Using Significant
Level 3 Financial Instruments	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities

Balance at July 1, 2008	$ 2,360,044	$ 4,257,634
Total gains (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	33,201	-
Net purchases	-	-
Net transfers in (out of) Level 3	-	-
Balance at September 30, 2008	$ 2,393,245	$ 4,257,634

Change in net unrealized gains (losses) relating to assets still held at reporting date	$ 33,201	$ -

	Fair Value Measurements
	Using Significant
Level 3 Financial Instruments	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities

Balance at January 1, 2008	$ -	$ 2,610,588
Total gains (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	22,981	-
Net purchases	1,990,220	1,647,046
Net transfers in (out of) Level 3	380,044	-
Balance at September 30, 2008	$ 2,393,245	$ 4,257,634

Change in net unrealized gains (losses) relating to assets still held at reporting date	$ 22,981	$ -

On a quarterly basis, we evaluate whether the fair values of the Company’s individual securities are other-than-temporarily impaired when the fair value is below amortized cost. To make this assessment we consider several factors including (i) our intent and ability to hold the security, (ii) the potential for the security to recover in value, (iii) an analysis of the financial condition of the issuer, (iv) an analysis of the collateral structure and credit support of the security, if applicable, (v) the time during which there has been a decline below cost, and (vi) the extent of the decline below cost. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment losses in the Consolidated Statements of Operations.

During the nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $7.7 million related to debt and equity securities issued by Fannie Mae, Freddie Mac and Lehman Brothers.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a decline of premium rates due to the entrance of new insurance competitors, overall market conditions and changes in the mix of our business (i.e. timing of cash receipts in assumed reinsurance business). The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $70.2 million for the nine months ended September 30, 2008 compared to net cash provided by operations of $55.1 million for the same period of 2007. The cash flow from operations increased in 2008 compared to 2007 primarily due to the increased cash flow from unpaid losses and loss adjustment expenses of $8.8 million and unearned premiums, net of ceded unearned premiums, of $7.5 million, both due to higher earned premiums.  In addition, an increase in cash flow from ceded premiums payables due primarily to the settlement of premiums related to the July 1, 2007 casualty reinsurance treaty which resulted in returned premiums as well as payments on other reinsurance treaties were not made until the fourth quarter.  Partially offsetting these increases in operating cash flow was a decrease in cash provided by reinsurance recoverables of $11.7 million resulting from an increase in ceded reserves due to higher reinsurance activity.  An additional decrease was due to higher assumed reinsurance receivables of $8.0 million due to the increased assumed reinsurance activity together with the timing of receipts under those treaties.

Net cash used in investing activities was $65.4 million for the nine months ended September 30, 2008 compared to net cash used in investing activities of $44.2 million for the same period of 2007. The increase in net cash used in investing activities was primarily due to a net purchase of investments of $52.3 million for 2008 compared to a net purchase of investments during the 2007 period of $40.4 million. In addition, during 2008, consideration paid for acquired subsidiaries totaled $8.9 million, including direct transaction costs.

Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2008. The use of cash was due to the repurchase of 472,700 shares of the Company’s common stock for $7.3 million, or a weighted average price of $15.41, partially offset by funds received from stock option exercises of $0.7 million. During the corresponding 2007 period, there were stock option exercises of $1.4 million.

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

Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay taxes in Bermuda based upon income or capital gains. We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until March 28, 2016. Exclusive of our United States subsidiaries, we are not engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation. Our U.S. subsidiaries are subject to taxation in the United States.

Combined Ratio

Our underwriting results are best indicated by our GAAP combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss. The combined ratio increased to 103.2% for the three months ended September 30, 2008 from 95.3% for the same period of 2007. The increase was primarily attributable to an increase in the loss ratio of 2.6 percentage points due primarily to changes in the mix of business and $.7 million of additional current accident year reserves related to two specialty programs. The expense ratio increased by 5.3 percentage points due to higher acquisition expenses primarily as a result of the changes in the mix of business and the impact of the change in quota share to excess of loss reinsurance on its specialty program line. The combined ratio increased to 102.5% for the nine months ended September 30, 2008 from 95.1% for the same period of 2007. The loss ratio increased by .6 percentage points due primarily to changes in the mix of business, $.7 million of additional current accident year reserves related to two specialty programs, prior year reserve development in our environmental product line recorded in the second quarter of $1.5 million due in large part to New York Business partially offset by the impact of the July 1, 2007 excess of loss reinsurance treaty on our core business lines. The expense ratio increased 6.8 percentage points primarily as a result of the change in the mix of business, the impact of the change in quota share to excess of loss reinsurance associated with the July 1, 2007 excess of loss reinsurance treaty as well as salary and other underwriting increases.

The expense ratio portion of our reported combined ratio excludes interest expense, minority interest, fee income and corporate and other expenses. These excluded amounts totaled approximately $1,598,000 and $1,981,000 for the three months ended September 30, 2008 and 2007, respectively and $3,616,000 and $6,443,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal and on April 22, 2008, filed a motion requesting oral argument in front of the Appeals Court. Oral argument was held on October 7, 2008. In a per curium decision on October 20, 2008, the Florida Fifth District Court of Appeals affirmed the trial court’s denial of plaintiffs’ motion to amend.

Item 1A. Risk Factors

Our business is subject to a number of risks and uncertainties. These risks and uncertainties are described in detail in our Form 10-K for the year ended December 31, 2007 which is on file with the SEC.

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

In October 2008, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our two U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A.M. Best also affirmed the rating outlook of stable. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. For the nine months ended September 30, 2008, approximately 32.7% of our gross written premiums were written in these two industries as compared to 51.2% the nine months ended September 30, 2007. Even with the decrease, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at September 30, 2008 was $190.2 million, or 90.2% of shareholders’ equity. Of this amount, $71.1 million, or approximately 37.4% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

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

We are unable to ensure the credit worthiness of our reinsurers. For example, in 2005 and 2006, as a result of significant adverse loss reserve development, A.M. Best and Standard and Poor’s, a division of The McGraw Hill Companies, Inc. (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of September 30, 2008, our unsecured estimated net exposure to Alea was approximately $9.8 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

We rely on independent insurance agents, managing general agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. Furthermore, as of September 30, 2008, approximately 14% of our gross premiums written for our excess and surplus lines segment were produced through two producers (who focus on our construction business line). The loss of one or more of these producers could have a material adverse effect on our operating results.

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

Our growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

•	achieve critical mass in premium writing in order to meet profitability objective;
•	identify insurable risks not adequately served by the standard insurance market;
•	maintain adequate levels of capital or obtain access to affordable sources of capital;
•	obtain reinsurance on favorable terms;
•	obtain necessary regulatory approvals when writing on an admitted basis;
•	attract and retain qualified personnel to manage our expanded operations;
•	complete acquisitions of small specialty insurers, general agents or lines of business;
•	maintain our financial strength ratings; and
•	estimate ultimate losses and loss adjustment expenses in specialty lines with little or no historical data.

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

Changes in the value or yield on our investment portfolios may have a material impact on our operating results.

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our various investment portfolios. As of September 30, 2008, the aggregate fair value of our investment portfolios was $634.2 million and net investment income derived from these assets was $22.1 million, or 247.7% of our pre-tax earnings. Our investment portfolios are subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets may decrease due to changes in interest rates;
•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities; and

•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all securities are issued by FNMA, FHLMC or GNMA.

Financial market conditions may cause a further adverse impact on our investment portfolios that require the Company to record other-than-temporary impairment charges in addition to the amounts recorded during the nine months ended September 30, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2007	-	-	-	500,000
11/1 – 11/30/2007	-	-	-	500,000
12/1 – 12/31/2007	27,300	$18.75	27,300	472,700
1/1 – 1/31/2008	-	-	27,300	472,700
2/1 – 2/29/2008	-	-	27,300	472,700
3/1 – 3/31/2008	116,500	$16.95	143,800	356,200
4/1 – 4/30/2008	10,900	$17.67	154,700	345,300
5/1 – 5/31/2008	93,850	$16.05	248,550	251,450
6/1 – 6/30/2008	10,000	$15.90	258,550	241,450
7/1 – 7/31/2008	141,765	$13.50	400,315	99,685
8/1 – 8/31/2008	99,685	$15.44	500,000	-
9/1 – 9/30/2008	-	-	500,000	-

Total	500,000	$15.59

The Company announced a stock repurchase program for up to 500,000 shares of the Company’s outstanding common stock on December 3, 2007. The repurchase of the 500,000 shares was completed on August 12, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2008.

American Safety Insurance Holdings, Ltd.

By:/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ William C. Tepe
William C. Tepe
Chief Financial Officer
(Principal Financial Officer)

50