Form 10-K
period 2008-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2009-03-16
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

------------------

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda (State of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
31 Queen Street 2nd Floor Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

Registrant’s telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ___No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes____No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YesX No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ___	Accelerated Filer	X
Non-accelerated Filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ___	No X

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2008 was $150,911,802.

The number of shares of registrant’s common stock outstanding on March 11, 2009 was 10,313,804.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2009 Annual General Meeting of the Shareholders (the “2009 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Table of Contents

PART I

PART II

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of Registrant	74
Item 11.	Executive Compensation	74
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	74
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV

Item 15.	Exhibits and Financial Statements and Schedules	75

PART I

Item 1.	Business

In this Report,the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries and non-subsidiary affiliates.

We maintain a web site at www.amsafety.com that contains additional information regarding the Company. Under the caption “Investor Relations - SEC Filings” on our website, we provide access, free of charge, to our filings with the Securities and Exchange Commission (“SEC”), including Forms 3, 4 and 5 filed by our officers and directors as soon as reasonably practical after electronically filing such material with the SEC.

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential”, and “intend”. Forward-looking statements contained in this report include information regarding our expectations with respect to pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate risks, valuations of potential interest rate shifts and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) actual claims exceeding our loss reserves, (2) the failure of any of the loss limitation methods we employ, (3) the effects of emerging claims and coverage issues, (4) inability to collect reinsurance recoverables, (5) the loss of one or more key executives, (6) a decline in our ratings with rating agencies, (7) loss of business provided to us by our major brokers, (8) changes in governmental regulations or tax laws, (9) increased competition, (10) general economic conditions, (11) changes in the political environment of certain countries in which we operate or underwrite business, and (12) the other matters set fort under Item 1A, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We were formed in 1986 as a captive insurance company in Bermuda and began our operations providing insurance solutions to environmental remediation businesses in the U.S. at a time when insurance coverage for these risks was virtually unavailable in the standard market. Since then, we have continued to identify opportunities in other industry sectors underserved by the standard carriers where we believe we can achieve favorable returns on equity. We capitalize on these opportunities by (i) leveraging our strong relationships with agents and brokers, which we refer to as producers, who we believe have a recognized commitment to the specialty market, (ii) charging adequate premium for the risks we underwrite and the services we offer due to the limited availability of coverages for these risks and (iii) mitigating our loss exposure through customized policy terms, specialized underwriting and proactive loss control and claims management.

In Bermuda, we assume third party and intercompany reinsurance premiums through our reinsurance subsidiary, American Safety Reinsurance, Ltd. (“American Safety Re”). American Safety Assurance, Ltd. (“American Safety Assurance”) is our Bermuda-based segregated account captive, which serves as a risk sharing vehicle for program managers and insureds by allowing them to assume a portion of their underwriting risks. During 2007, we acquired Ordinance Holdings, Limited, a Bermuda corporation, further diversifying our operations to provide actuarial consulting and brokerage services. Our Bermuda subsidiaries also facilitate the allocation of risk among our insurance subsidiaries and provide us with greater flexibility in managing our capital.

In the U.S. we insure and place risks through our two insurance subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty”) and American Safety Indemnity Company (“American Safety Indemnity”), as well as through American Safety Assurance (Vermont), Inc. (“ASA(VT))”, a sponsored captive insurance company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary affiliate that is a variable interest entity consolidated in our financial statements in accordance with generally accepted accounting principles (GAAP). The Company acquired the LTC Group of companies in February, 2008, now known as ASI Healthcare, which provides insurance and risk management solutions for the long-term care industry. Our subsidiaries, American Safety Insurance Services, Inc. (“ASI Services”) and American Safety Administrative Services, Inc. (“ASAS”) provide a range of insurance management and administrative services for our operations and our subsidiary American Safety Claims Services, Inc. (“ASCS”) provides claims services for American Safety Casualty, American Safety Indemnity and American Safety RRG.

Our Markets

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

Included in our description of the excess and surplus lines market is the specialty admitted market. Insurance carriers operating in the specialty admitted market underwrite complex risks similar to excess and surplus lines carriers, but are licensed by the insurance regulators in the states in which they operate as admitted insurance companies. Although they are admitted in the jurisdictions in which they operate, specialty admitted carriers are typically less restricted by policy rate and form regulations than standard admitted carriers due to the complexity of the risks being underwritten, the absence of standard market coverage, or the nature of the coverages provided. Some insureds with complex insurance needs require coverage from an admitted insurance company due to regulatory, legal, marketing or other factors. We currently underwrite specialty admitted policies in our environmental business line in California, Illinois,

New Jersey and Texas. We also write a small portion of our program business on a specialty admitted basis. All of our surety bonds are written on an admitted basis in accordance with standard industry practice.

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

During the past five years, we believe the property and casualty insurance market has softened significantly and the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to decline in targeted markets, in some cases, significantly. Despite this softening trend, we believe there are profitable business opportunities from which we can benefit, resulting from our diversification into new geographic locations and lines of business.

Alternative Risk Transfer

The ART market, provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process, who pay high insurance premiums or are unable to find adequate insurance coverage. The ART market originated during the 1980’s when obtaining various types of commercial liability insurance coverages was difficult for businesses in certain industries due to the nature of their operations or the industries in which they operated. To meet the risk management or insurance needs of these businesses new alternative risk transfer solutions were developed, such as captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, the assets of which are contributed by one interest or a group of related interests so as to provide insurance coverage for their business operations. Risk retention groups are companies owned by their insureds that, while being licensed only in the state of their formation, are able to write insurance in all states through the Federal Liability Risk Retention Act. These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market grew substantially through 2006 with the creation of additional captives and risk retention groups. According to A.M. Best, net premiums written in the ART market grew approximately 47% between 2000 and 2006, for a cumulative annual growth rate (“CAGR”) of 8%. During this time, the ART market expanded to include a wider range of risk sharing vehicles, and benefited from more favorable regulation in certain jurisdictions in the U.S. The ART market has responded effectively to the strategic needs of insureds for better financial management, improved claims handling, more effective risk management, customized insurance programs and access to reinsurance markets. However, in 2007 net premiums written in the ART market fell 15% from 2006. The five year change was 3.9% and the five year CAGR was down to 1%.

The ART market has traditionally been inversely correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods. We believe, however, that this correlation has become less meaningful in recent years as ART solutions have become more accessible and better managed, evidenced by a sharp increase in the number of captive formations and more domestic and offshore domiciles, such as Vermont and Bermuda, offering regulatory environments conducive to captive formations and operations. While this continued growth has contributed to the competitive environment in the ART market, customers in certain industries continue to experience difficulty obtaining adequate and affordable coverages that meet their needs in the non-ART markets.

Assumed Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, known as the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders.

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to reinsurers. As this trend continues, the reinsurers reduce rates to attract ceding companies. Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas primarily with small specialty insurers, captives, risk retention groups and program managers.

Our Products

Our core product segments are excess and surplus lines, alternative risk transfer and assumed reinsurance:

Excess and Surplus Lines. We provide the following excess and surplus lines products:

•

Environmental. We underwrite various types of environmental risks including smaller market and middle market environmental contractors and consultants and environmental impairment liability. We do not provide coverage for manufacturers or installers of products containing asbestos, but instead insure the contractors that remediate asbestos. For the year ended December 31, 2008, we had gross premiums written of $48.3 million and net premiums written of $34.4 million in our environmental business line, representing 18.5% and 19.1% of our total gross and net premiums written, respectively.

The environmental risks we underwrite are as follows:

o	Environmental Contractor and consultant risks. This area focuses on general liability coverage for environmental contractors and consultants, targeted at two distinct markets:

▪

ProStar – an online submission, rating and quoting system focuses on smaller environmental contractors and consultants, generally with annual revenues below $3.0 million. ProStar totaled $20.6 million, or 42.5%, of our total environmental gross premiums written for the year ended December 31, 2008.

▪

Middle Market – product focuses on environmental contractors and consultants with annual revenues above $3 million. Middle market totaled $22.4 million, or 46.5%, of our total environmental gross premiums written for the year ended December 31, 2008.

o	Environmental Impairment Liability. This segment targets fixed site pollution liability business such as manufacturers, real estate and waste facilities. Gross premiums written for environmental impairment liability for the year ended December 31, 2008 totaled $5.3 million, or 11.0% of total environmental gross premiums written.

•

Construction. We underwrite various types of residential and commercial construction risks. Our construction insurance coverages consist mostly of primary general and excess general liability coverages. For the year ended December 31, 2008, we had gross premiums written of $34.6 million and net premiums written of $26.6 million in our construction business line, representing 13.3% and 14.8% of our total gross premiums written and net premiums written, respectively.

The construction risks we underwrite include:

o

Residential Construction. We provide coverage for contractors involved with the construction and remodeling of residential properties. The types of residential contractors we insure primarily include graders, framers, concrete workers, drywall installers and general contractors. For the year ended December 31, 2008, residential construction represented 60% of our total construction gross premiums written.

o

Commercial Construction. The commercial contractors we insure primarily include framers (predominantly for apartments), concrete workers and graders. Many of the commercial contractors we insure derive a portion of their revenues from residential construction work. For the year ended December 31, 2008, commercial construction represented 38% of our total construction gross premiums written.

o

Other. Also included in our construction business line are other excess and surplus lines coverages, including general liability for building owners and equipment dealers. The gross premiums written associated with these excess and surplus lines policies represented 2% of our total construction gross premiums written for the year ended December 31, 2008.

•

Products Liability. In 2006, the Company began to write selected general and products liability business, offering both primary and excess products to small and middle market manufacturers and distributors of medium hazard products. For the year ended December 31, 2008, products liability represented 2.6% and 3.1% of our total gross premiums written and net premiums written, respectively. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

•

Excess. The Company’s excess product is focused primarily in the construction and products liability areas. In 2006, the Company expanded its excess liability product to write over other carriers’ primary polices and offer umbrella liability coverage. The Company also increased the available policy limits up to $10 million. For the year ended December 31, 2008, excess represented 2.8% and 0.6% of our total gross premiums written and net premiums written, respectively.

•

Property. In 2007, the Company added an underwriting team in New Jersey, allowing it to write property with a focus on fire exposed premises liability risks, primarily within areas of the eastern U.S. that do not have a high exposure to catastrophes. For the year ended December 31, 2008, property represented 3.0% and 3.3% of our total gross premiums written and net premiums written, respectively.

•

Surety. Surety is a contract under which an insurer guarantees certain obligations of a second party to a third party. We are listed as an acceptable surety on federal bonds, commonly known as a “Treasury-listed” or “T-listed” surety, primarily providing contract performance and payment bonds to environmental contractors and construction contractors in 47 states and the District of Columbia. For the year ended December 31, 2008, we had gross premiums written of $11.2 million and net premiums written of $8.3 million in our surety business line, representing 4.3% and 4.6% of our gross premiums written and net premiums written, respectively.

•

Healthcare. ASI Healthcare provides insurance and risk management solutions for the long-term care industry. For the year ended December 31, 2008, we had gross premiums written of $12.2 million and net premiums written of $8.0 million in our healthcare business line, representing 4.7% and 4.4% of our gross premiums written and net premiums written, respectively.

Alternative Risk Transfer. We provide the following alternative risk transfer products:

•

Specialty Programs. Working with third party program managers, reinsurance intermediaries and reinsurers, we target small and medium-sized businesses with homogenous groups of specialty risks where the principal insurance requirements are general, professional or pollution liability. In 2007, we expanded our capabilities by adding property as an available coverage. We outsource the underwriting and program administration duties for these programs to program managers with established underwriting expertise in the specialty program area. Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners, bail bondsmen and parent/teacher associations. During 2008, we added four (4) new programs for a total of fifteen (15) active programs at December 31, 2008.

We differentiate ourselves from our program competitors primarily in two ways. First, we typically require the underwriters of the business and the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered, which is secured by collateral. Our Bermuda segregated account captive, American Safety Assurance, or our Vermont sponsored captive, ASA(VT), can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us. In 2008 we had gross premiums written of $79.2 million and net premiums written of $43.8 million in our specialty programs business line, representing 30.4% and 24.4% of our total gross and net premiums written, respectively. We also earn fee income on the specialty program business that we write.

•

Fully funded. Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims. Our fully funded product accomplishes this by giving our insureds the ability to fund their liability exposures via a self-insurance vehicle, such as our segregated account captive, American Safety Assurance, or our sponsored captive, ASA(VT), or through another captive vehicle established by the insured. We do not assume underwriting risk on these policies, but instead earn a fee for providing the policies. Policy limits are set based on the requirements of the insured, and the insured funds the entire aggregate limit through cash, trust accounts or irrevocable letters of credit, or a combination. These amounts are accounted for as a liability. The aggregate policy limit caps the total damages payable under the policy, including all defense costs. We write fully funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries. During 2008, we generated $1.7 million in fees from fully funded business.

Assumed Reinsurance.

In 2007 the Company began to write assumed reinsurance through our subsidiary, American Safety Re, focusing on casualty reinsurance for risk retention groups, captives and small specialty insurance companies. During 2008, the Company’s assumed reinsurance gross premiums written increased by 250% compared to 2007. The increase was attributable to the Company’s focus on growing assumed reinsurance premiums by adding underwriting staff, including a Chief Underwriting Officer, and the full year impact of 2007 headcount additions. Assumed reinsurance premium written in 2008 totaled $53.0 million, or 20.4% of total gross premiums written, and $45.9 million, or 25.5% of net written premium. Treaties entered into during 2008 included medical malpractice, professional liability for accountants and lawyers, commercial auto liability, general liability for small grocery stores and assisted living facilities, and small participations in construction and property catastrophe treaties. For the year ended December 31, 2008, gross premiums written as a percentage of total assumed reinsurance gross premiums written were 1.6%, 20.6% and 77.8% for facultative, excess of loss and quota share, respectively.

Runoff Lines.

When certain business lines do not meet our profit or production expectations, we take corrective actions, which may include exiting those business lines. When we exit a business line, we no longer renew or write any new policies in that business line, although we do continue to service existing policies until they expire and administer any claims associated with those policies. The business lines we have exited since 2002 are:

•

Workers’ Compensation. In 1994 we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the high expenses associated with servicing this business line. The claims associated with this business line are being administered by a third party. At December 31, 2008, we were carrying net reserves of $7.9 million related to this business line.

•

Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2008, we were carrying net reserves of $5.8 million related to this business line.

•

Commercial Lines. Prior to 2002, when the Company placed this business line into runoff, the Company wrote commercial lines insurance primarily for habitational and manufacturing risks. At December 31, 2008, we were carrying net reserves of $0.3 million related to this business line.

Our Competition

The property and casualty insurance and reinsurance markets are highly competitive with respect to a number of factors, including overall financial strength of a given carrier, ratings of companies by rating agencies, premium rates, policy terms and conditions, services offered, reputation and commission rates. We believe competition in the sectors of the market we target is fragmented and not dominated by one or more competitors. We frequently encounter competition from other companies that insure or reinsure risks in business lines that may encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share. The companies with which we compete vary by the industries we target and the types of coverage we offer.

We believe our “A” (Excellent) rating from A.M. Best, focus on underserved markets, strong relationships with producers and versatile corporate structure are competitive advantages for us and are important factors in providing opportunities for growth.

Rating

On October 29, 2008, A.M. Best, the most widely recognized insurance and reinsurance company rating agency, once again affirmed its rating of “A” (Excellent) with a stable outlook on a group basis of American Safety Insurance, including our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) or higher rating from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders and producers, and its rating and outlook should not be considered an investment recommendation.

We have also been assigned a financial size category of Class VIII by A.M. Best. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.

Distribution

The specific distribution channels we use vary by business line. We market our excess and surplus products primarily through approximately 250 producers in all 50 states and the District of Columbia. Our ART specialty program products are distributed through direct solicitation of program managers with established underwriting expertise in a specialty program area by dedicated business development professionals employed by ASI Services, Inc. In addition, reinsurance intermediaries and brokers serve as a distribution source of program business. Our fully funded and partially funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the ART market. Our assumed reinsurance subsidiary works through established reinsurance brokers in Bermuda, the United States and the United Kingdom. As of December 31, 2008, the Company has no individual producers that generate greater than 10% of gross premiums written.

Technology

We utilize two primary information processing systems that are an integral part of our operations. We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing the producers of our environmental line access to our systems via the Internet. ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks. We also have integrated software packages that address underwriting, premium accounting, claims and forms processing functions and are a secure and consolidated collection of primary data that feeds a data warehouse for management reporting and analysis. Our information technology department consists of twenty-six full-time employees and is supported by third-party vendors who provide support our existing technology platform. We continue to review and reinvest in technology to improve our competitiveness and operational efficiency. Ultimately, we believe these investments in technology will enable us to increase premium volume without requiring significant additional staff.

Underwriting

Excess and Surplus Lines

Our underwriting staff handles the insurance underwriting functions for all excess and surplus lines products, with specific underwriting authority related to the experience and knowledge level of each underwriter. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. The principal factors we use for underwriting these risks include the professional experience of the insured, its operating history, its loss history and, in the case of renewals, its demonstrated commitment to effective loss control and risk management practices.

Most of our senior underwriters have approximately 20 years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target. We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies. We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on underwriting profits rather than premium growth. We also enforce an internal quality control standard through periodic audits of underwriter files. Underwriters meet monthly to discuss the status of renewal business with our claims personnel, who adjust claims reported under our policies.

An important part of the underwriting and risk control process is the use of customized policy forms and contract wording to limit our ultimate exposure on many of the specialty risks we insure and to adequately respond to evolving claims trends in our core product lines. These trends are often identified through monthly meetings among claims, loss control, actuarial and underwriting personnel. Policy terms and conditions are crafted in cooperation with legal counsel to limit or restrict coverage for certain high exposure risks. Standard, or admitted, carriers do not have the same flexibility to control policy language because they are more heavily regulated by the individual states in which they operate, and are generally required to use standard insurance forms previously approved by state regulators and that are broader in coverage.

Alternative Risk Transfer

We outsource the underwriting and program administration duties for specialty programs to program managers with established underwriting expertise in the specialty program area. We perform due diligence which involves detailed reviews of underwriting, policy pricing practices, claims handling, management expertise, information systems and distribution networks on every new program we develop. Based on the results of the due diligence, underwriting guidelines are developed that are specific to each program, and must be adhered to by program managers. We also perform an actuarial analysis on each program, to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager. After the program is implemented, we utilize our internal underwriting, claims, and audit personnel to conduct audits of each program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established guidelines and to assess the long-term profit potential of the program.

Assumed Reinsurance

American Safety Re in Bermuda has a professional staff that includes experienced actuaries and underwriters who selectively develop third party assumed reinsurance business. The Bermuda staff conducts a review of each reinsurance opportunity to determine whether or not it meets the Company’s underwriting and profitability standards. The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business to be ceded and an actuarial analysis. Coverage terms are proposed on opportunities that meet our underwriting standards and are crafted in a manner that we believe will generate an adequate return on our capital at risk. The Bermuda staff also utilizes third parties to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

Claims Management

Excess and Surplus Lines

The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation that requires handling by a claims professional with specialized knowledge and claims management expertise. Accordingly, we employ experienced claims professionals with broad backgrounds, many with more than 20 years of experience in resolving the types of claims that typically arise from the specialty risks we underwrite. We believe our claims management approach, which is focused on achieving a favorable financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise, is integral to controlling our losses and loss adjustment expenses. We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting and marketing activities through frequent interaction among the claims, actuarial and underwriting staffs.

We have established claims management best practices, which emphasize the thorough investigation of claims, prompt settlement of valid claims, aggressive defense against claims we believe to be without merit and the establishment of adequate reserves. We have a quality assurance unit that is responsible for establishing and maintaining claims handling best practices and monitoring the uniform and consistent application of these practices. This is accomplished primarily through audits of claims files as well as broader departmental audits, as necessary. The audit process includes an evaluation of all facets of the claims management process including investigation, litigation and reserving. These audits are used to measure both departmental and individual performance and identify areas for improvement.

We have a claims committee, comprised of claims adjusting staff, claims management and legal, that meets on a bi-weekly basis to discuss high exposure and complex claims, address litigation management strategies, coverage issues and the setting of reserves above established authority levels.

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our alternative risk transfer segment. We use our internal claims personnel as well as TPAs to handle the majority of the claims arising from policies written in our alternative risk transfer segment. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will manage the claims for the program. By utilizing TPAs, we gain immediate access to the required claims handling expertise in the unique business lines we underwrite. Our selected TPAs undergo a pre-qualification process and are regularly audited. We select TPAs with claims personnel experienced in handling claims for the types of risks typical of our specialty programs and fully funded accounts.

Our internal claims staff is responsible for both selecting the TPAs as well as ensuring the quality of claims adjudication by the TPAs. Our internal program claims staff pre-qualifies TPAs based on a process that considers, among other characteristics, expertise in a particular business line, reserving philosophy, litigation management philosophy and management controls.

Once a TPA is qualified and selected, it is given limited reserve and settlement authority. We approve every claim in excess of a TPA’s established settlement authority. Additionally, all coverage issues or disputes are required to be reported to our internal staff. To ensure that the TPAs we employ meet our performance standards, we conduct regular on-site claims audits. Recommendations arising from the claims audits are communicated to the TPA and an agreed upon action plan is implemented where required. Compliance with the action plan is monitored by our staff to ensure acceptable resolution to all recommendations.

Assumed Reinsurance

Reinsurers rely on the ceding company to manage claims and the appropriate losses are ceded to the reinsurer in accordance with the coverage terms. We monitor ceded losses to ensure that they are ceded properly under the reinsurance agreement and, when appropriate, utilize outside services if there are coverage disputes or if losses are not consistent with the terms of the agreement. Claim audits are performed by third parties on an as-needed basis.

Loss Control

We believe that loss control can provide value to our underwriters as part of their risk selection process, and to our insureds in the improvement of their risk management practices. Our loss control services assist insureds and our underwriters with regulatory compliance monitoring, the identification and analysis of risk exposures and the selection and implementation of effective risk management practices. Loss control services are utilized by our environmental and construction underwriting units as part of their account evaluation and maintenance process. Loss control reports are generated on selected individual accounts and reviewed by underwriters as part of their underwriting evaluation. Our loss control services for individual accounts include an initial assessment of regulatory policies and procedures, risk management practices and targeted physical inspections performed by outside professional loss control services companies.

Our inspection process includes an office interview with the insured’s management to assess the written policies and procedures as well as the overall corporate approach toward risk management processes. In our environmental business line, we have developed specific work standards or “guidelines” to which insureds must adhere. In our construction business line, we review standard contracts utilized for projects as part of our risk management analysis. A jobsite survey is also performed to assess the implementation and adherence to company, state and federal regulations.

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

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2008 all ceded contracts are accounted for as risk transferring contracts.

Our philosophy is to utilize reinsurance for asset protection against business and capital risks where economically appropriate and to maximize our use of capital. A description of our 2008 reinsurance structure is as follows:

Effective September 1, 2008 the Company renewed its excess of loss reinsurance treaty on our casualty lines of business. The cost of the reinsurance provided by the renewal varies based on premium and the area of coverage. The excess of loss reinsurance treaty expires on October 1, 2009. The renewal provides four areas of coverage on essentially an as expiring basis, summarized as follows:

Casualty Lines – $4.5 million excess of $500,000, with 92.5% of the risk ceded to reinsurers and covering casualty lines including construction, products liability, specialty programs and the casualty portion of property package business.  The environmental coverage is $4.5 million in excess of $500,000, with 62.5% of the risk ceded to the reinsurers.  The treaty also provides excess coverages of $6.0 million excess of $5.0 million atop the environmental lines layer with 100% of the risk ceded to the reinsurers.

Umbrella and Excess - $5 million quota share placed on a cessions basis for umbrella and excess business with 87.75% of the risk ceded to reinsurers on policies written over primary general liability policies and with 78% of the risk ceded on policies written over other insurers' policies.

Effective September 1, 2008, the Company renewed the treaty providing protection from claims associated with bad faith allegations, improper claims handling and multiple insured being involved in the same occurrence. This reinsurance provides limits of $5.0 million per occurrence, subject to an aggregate limit of $15 million.

Effective May 1, 2008, the Company entered a consolidated surety reinsurance treaty providing $7.5 million of limits with $1 million per loss retention by the Company. Coverage extends to all of the Company’s surety operations. The surety reinsurance treaty expires May 1, 2009.

Effective September 1, 2007 the Company entered a consolidated property reinsurance treaty providing $10 million of limits with a $500,000 per occurrence retention by the Company. The treaty also provides protection for multiple losses arising out of one occurrence, with limits totaling $20.5 million across all layers. Loss adjustment expense is provided on a prorated basis in addition to the treaty limits shown above. The renewal date of this treaty has been extended to April 1, 2009.

For the period of July 1, 2007 through September 1, 2008, the Company was covered under an excess of loss reinsurance treaty on our casualty lines of business. Under this treaty the Company retains the first $500,000 of a loss and has a 10% participation in the $4.5 million excess of $500,000 layer for its environmental, construction and products liability line of business, as well as the general liability portion of its property line of business. The Company retains the first $250,000 of a loss on certain of its program lines of business, participates in 50% of the next $250,000 and 10% of the $4.5 million in excess of $500,000. The treaty provides that the Company retain a 10% quota share on the first $5 million of loss on the excess line of business and provides coverage on policies up to a $10 million limit.

Prior to the reinsurance treaties mentioned above, our reinsurance structure was as follows:

Environmental. Our reinsurance treaty for environmental products operates on an excess of loss basis with a maximum retention on a per occurrence basis of $837,500. The balance of the risk, up to $10.2 million in excess of the Company’s retention, is ceded to unaffiliated reinsurers.

Construction. Effective July 1, 2005 we discontinued purchasing reinsurance on the primary general liability portion of our construction business line.

Excess and Products Liability. Effective July 1, 2006 we entered into a quota share reinsurance agreement for the excess and products liability business with a maximum retention of $1.0 million per occurrence.

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

For the year ended December 31, 2008, we ceded $80.5 million of premium (30.9% of gross premiums written) to unaffiliated third party reinsurers, as compared to $68.4 million of premium (31.3% of gross premiums written) in 2007. Ceded reinsurance premiums from the specialty programs business line were 44.0% of the 2008 amount and 49.5% of the 2007 amount. We monitor the reinsurance market and will increase or decrease our reliance on reinsurance depending on Company needs, available coverage and rates.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to be below our stated requirements. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and monitor our reinsurance coverage and the financial security of our reinsurers.

To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account. Collateral may also include our retention of amounts that we owe reinsurers for premium in the ordinary course of business. The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2008:

Reinsurers	A.M. Best Rating (1)	Financial Size Category(1)	Total Recoverables at December 31, 2008(3)	Collateral at December 31, 2008	Net Exposure at December 31, 2008

	(dollars in thousands)
Berkley Insurance Company	A+	XV	$ 23,863	$ -	$ 23,863
Partner Reinsurance Company, US	A+	XV	21,689	1,166	20,523
Folksamerica Reinsurance Company	A-	X	19,325	917	18,408
QBE Reinsurance Corporation	A	IX	16,287	1,218	15,069
Alea Group of Companies	N/R	N/R	12,827	2,958	9,869
SUA Insurance Company	B+	VII	11,304	14,611	-
Aspen Insurance UK Limited	A	XV	10,147	-	10,147
American Constantine (2)	N/R	N/R	9,427	8,259	1,168
Swiss Reinsurance America Corp	A+	XV	9,185	41	9,144
Wyndham Insurance Company (SAC) Ltd.	N/R	N/R	8,418	7,867	551
Max Reinsurance, Ltd.	A-	XIV	7,788	9,555	-
Lloyd’s Syndicate #4472-FRW	A	XV	6,741	663	6,078
Munich Reinsurance America, Ltd	A-	XV	6,716	1,225	5,491
Transatlantic Reinsurance Company	A	XV	6,017	93	5,924
DaimlerChrysler Insurance Co.	B++	VII	5,939	3,549	2,390
Other, net			63,700	43,528	20,172
Total			$239,373	$95,650	$148,797
Less Valuation Allowance			3,800		3,800
Net Reinsurance Recoverable			$235,573		$144,997

(1)	The A.M. Best rating is as of February 23, 2009.
(2)	Constitutes a captive supporting risk positions assumed by program managers on certain specialty programs.
(3)	Total recoverables includes recoverable amounts for paid losses, case reserves, incurred but not reported reserves and ceded unearned premiums.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Premiums Written

The following table sets forth our gross premiums written and percentage of total gross premiums by business line for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Years Ended December 31,

	2008		2007		2006
Excess & Surplus Lines
Environmental	$ 48,275	18.5%	$ 47,891	21.9%	$51,805	21.6%
Construction	34,575	13.3	59,533	27.4	96,918	40.5
Products Liability	6,780	2.6	5,730	2.6	2,344	1.0
Excess	7,235	2.8	6,322	2.9	3,946	1.6
Property	7,752	3.0	3,117	1.4	-	-
Surety	11,248	4.3	6,438	2.9	4,004	1.7
Healthcare	12,238	4.7	-	-	-	-
Total	128,103	49.2	129,031	59.1	159,017	66.4

Alternative Risk Transfer
Specialty Programs	79,249	30.4	68,097	31.2	80,590	33.6
Assumed Re	53,032	20.4	21,242	9.7	-	-
Runoff	-	-	-	-	-	-
Total	$260,384	100.0%	$218,370	100.0%	$239,607	100.0%

Net Premiums Written

The following table sets forth our net premiums written and the percentage of total net premiums by business line for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Years Ended December 31,

	2008		2007		2006
Excess & Surplus Lines
Environmental	$ 34,372	19.2%	$ 31,444	20.9%	$ 37,746	24.0%
Construction	26,649	14.8	50,502	33.7	92,530	58.8
Products Liability	5,549	3.1	3,746	2.5	1,524	1.1
Excess	1,088	0.6	578	0.4	670	0.4
Property	5,900	3.3	2,145	1.4	-	-
Surety	8,333	4.6	6,084	4.0	3,042	1.9
Healthcare	7,955	4.4	-	-	-	-
Total	89,846	50.0	94,499	62.9	135,512	86.2
Alternative Risk Transfer
Specialty Programs	43,849	24.4	34,260	22.9	21,756	13.8
Assumed Re	45,913	25.5	21,242	14.2	-	-
Runoff	257	0.1	-	-	-	-

Total	$ 179,865	100.0%	$ 150,001	100.0%	$157,268	100.0%

Combined Ratio.

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses. Underwriting results are generally considered profitable when the combined ratio is less than 100%. On a GAAP basis, the combined ratio is determined by adding losses and loss adjustment expenses, acquisition expenses and other underwriting expenses, less amounts recorded as fee income, and dividing the sum of those numbers by net premiums earned. Our GAAP combined ratio was 106.0% in 2008, 97.4% in 2007, and 97.5% in 2006. See “Management’s Discussion and Analysis” for further explanation of the increase in the combined ratio.

The combined ratio of an insurance or reinsurance company measures only the underwriting results and not necessarily the profitability of the overall company. Our reported combined ratio may fluctuate from time to time depending on our mix of business and may not reflect the overall profitability of the Company.

Losses and Loss Adjustment Expense Reserves

We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed to estimate our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments. It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may vary significantly from the projections. See “Risk Factors” for a further explanation of this risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our historical losses and loss adjustment expenses.

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

All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for reserve analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve calculations are reviewed regularly by management and periodically by regulators. Our in-house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis. A full actuarial analysis is performed by our in-house actuarial department on an annual basis. In addition, an independent third party actuarial firm annually performs a full actuarial analysis, assessing the adequacy of statutory reserves established by our management. A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. “Statutory reserves” are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

As of December 31, 2008 our net reserves totaled $393.3 million. Approximately $287.2 million, or 73.0%, of our net reserves, related to our excess and surplus lines segment, $51.2 million, or 13.0%, of our net reserves were attributable to our alternative risk transfer segment, $40.9 million or 10.4% of our net reserves were related to our assumed reinsurance segment and the balance of our net reserves, $14.0 million, or 3.6%, was allocated to our runoff segment.

The net carried reserves at December 31, 2008, 2007 and 2006 were as follows (dollars in thousands):

	Years ended December 31,

	2008	2007	2006
Excess & Surplus Lines
Environmental	$ 72,983	$ 62,930	$ 51,317
Construction	200,156	197,974	179,284
Products Liability	5,015	2,583	424
Excess	1,642	1,170	726
Healthcare	1,863	-	-
Property	2,228	268	-
Surety	3,320	914	174
Total Excess & Surplus	287,207	265,839	231,925

Alternative Risk Transfer
Specialty Programs	51,163	41,719	27,445
Assumed Reinsurance	40,913	6,453	-
Runoff	14,026	15,287	19,157
Total	$393,309	$329,298	$278,527

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

	Years Ended December 31,

	2008	2007	2006
	(dollars in thousands)
Gross reserves, beginning of year	$504,779	$439,670	$393,493
Ceded reserves, beginning of year	175,481	161,146	159,515
Net reserves, beginning of year	329,298	278,524	233,978

Incurred related to:
Current accident year	104,752	88,973	89,731
Prior accident years	5,394	2,212	2,598
Total incurred	110,146	91,185	92,329

Claim payments related to:
Current accident year(1)	1,011	4,008	5,959
Prior accident years	45,124	36,403	41,824
Total claim payments	46,135	40,411	47,783

Net reserves, end of year	393,309	329,298	278,524
Ceded reserves, end of year	193,338	175,481	161,146
Gross reserves, end of year	$586,647	$504,779	$ 439,670

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2008, 2007 and 2006 occurred in the following business lines:

	Years Ended December 31,

	2008	2007	2006
	(dollars in thousands)
Excess and Surplus Lines
Environmental	$ 5,202	$ 4,066	$ 56
Construction	-	(728)	2,425
Surety	-	(267)	(224)
	5,202	3,071	2,257
Alternative Risk Transfer
Specialty Programs	(1,913)	(115)	641
Runoff	2,105	(744)	(300)
Total	$ 5,394	$ 2,212	$ 2,598

The 2008 prior year adverse reserve development primarily relates to increased paid and case reserves in accident years 2002 through 2006 for environmental contractors business written in New York. The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the terrorist attack in New York on 9/11. The adverse development is partially offset by decreases in specialty programs primarily related to the pest control program.

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 claims for environmental contractors in New York. This development was partially offset by decreases in construction, surety and runoff business lines reserves. The specialty programs’ prior year benefit is offset by $0.4 million of prior year reserve development related to a commutation of a reinsurance treaty with a former program manager.

The 2006 prior year development in the construction line primarily relates to development in layers that were previously reinsured, but the reinsurance treaty was commuted in 2005. The development in the specialty programs line primarily relates to an increase in certain case reserves on policies written in 2004 and 2005. This development is partially offset by reserve reductions in our surety and runoff lines.

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1998 through 2008 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31, (1) (dollars in thousands)
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Gross reserves	$14,701	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647
Re-estimated at 12/31/08	13,961	31,645	124,434	264,599	325,013	392,090	436,160	476,831	497,434	535,440
Cumulative redundancy (deficiency) on gross reserves	740	(11,232)	(73,925)	(127,208)	(145,849)	(161,986)	(115,122)	(83,338)	(57,761)	(30,661)
Ceded reserves	1,841	6,065	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338
Re-estimated at 12/31/08	3,538	15,353	90,953	170,982	184,286	216,605	216,516	224,025	208,622	200,748
Cumulative deficiency on ceded reserves	(1,697)	(9,288)	(63,764)	(81,325)	(74,743)	(101,544)	(79,518)	(64,510)	(47,476)	(25,267)
Net reserves for unpaid losses and loss adjustment expenses	12,860	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309
Net Reserves re-estimated at December 31:
1 year later	12,298	15,498	24,837	49,469	74,857	129,445	186,646	236,576	280,739	334,692
2 years later	12,967	15,541	26,853	53,912	93,943	144,083	193,597	251,775	288,812
3 years later	12,677	16,452	29,242	67,072	106,264	148,386	216,849	252,806
4 years later	13,054	16,510	28,708	75,899	109,016	171,037	219,644
5 years later	11,995	16,208	30,235	78,072	136,423	175,485
6 years later	11,697	16,503	32,987	89,762	140,726
7 years later	12,018	16,442	33,445	93,617
8 years later	11,617	16,269	33,480
9 years later	10,412	16,293
10 years later	10,423
Cumulative redundancy (deficiency) on net reserves	2,437	(1,945)	(10,160)	(45,883)	(71,105)	(60,442)	(35,604)	(18,828)	(10,285)	(5,394)
Cumulative amount of net liability paid through December 31:
1 year later	3,612	5,243	10,514	15,406	17,873	21,939	31,967	41,821	36,406	45,125
2 years later	6,565	9,616	15,865	28,577	35,642	48,426	70,241	74,163	76,794
3 years later	9,058	11,060	22,750	38,290	55,094	77,685	96,786	106,874
4 years later	9,086	13,558	24,131	47,756	72,668	94,761	122,570
5 years later	9,895	13,646	25,739	56,123	83,599	112,380
6 years later	9,816	14,173	27,992	60,193	97,479
7 years later	10,301	14,584	30,081	68,862
8 years later	10,146	14,321	31,400
9 years later	11,900	14,564
10 years later	11,855

Net reserves December 31	12,860	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309
Ceded Reserves	1,841	6,065	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338
Gross Reserves	$ 14,701	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647

(1)	Years ended December 31, 2001 through 2008 include the consolidated values of American Safety RRG, our non-subsidiary affiliate.

Investments

The Company’s investment portfolio is managed for the preservation of principal, with due consideration for operating income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by an independent, nationally recognized investment management company that manages our investment portfolio pursuant to the investment policies and guidelines established by our Board of Directors. We have investment policies which limit the maximum duration and set target levels for the average duration of the entire portfolio. The duration target for our investment portfolio takes into account the need to manage a part of the portfolio to produce cash flow to cover operational needs while allowing flexibility to manage our assets. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any asset class. The guidelines further limit the amount that may be invested by issuer quality rating. Additionally, we use specific criteria to judge the credit quality of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities and high quality marketable corporate securities which are rated investment grade or better. We also invest in common equity securities that primarily track the S&P 500 and 600. Common equity securities represented 8.9% of our prior year-end shareholders’ equity. At December 31, 2008, we had $3.3 million invested in dividend paying preferred stocks.

Pursuant to our investment guidelines, we have general limitations on the type of investments that may be made, including, among others, prohibitions on investments in certain types of securities, credit quality limitations and duration requirements without prior approval from management or the Board of Directors. See “Risk Factors” for a description of risks associated with our investment portfolio.

At December 31, 2008 and 2007, the fair value of our cash and invested assets totaled approximately $686.6 million and $630.1 million, respectively, and were classified as follows:

Type of Investment	Fair Value At December 31, 2008	Amortized Cost At December 31, 2008	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$ 92,903	$ 92,903	13.5%
Fixed maturity securities:
U.S. government securities	62,209	57,335	8.3
States of the U.S. and political subdivisions	41,591	41,804	6.1
Mortgage-backed securities	186,158	181,032	26.3
Commercial mortgage-backed securities	11,918	14,097	2.0
Asset-backed securities	16,095	17,006	2.5
Corporate securities	251,939	256,141	37.1
Subtotal	569,910	567,415	82.3
Common and preferred stocks	23,824	29,210	4.2
Total	$ 686,637	$689,528	100.0%

Type of Investment	Fair Value At December 31, 2007	Amortized Cost At December 31, 2007	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$ 69,315	$ 69,315	11.1%
Fixed maturity securities:
U.S. Government Securities	86,135	84,567	13.5
States of the U.S. and political subdivisions	7,480	7,549	1.2
Mortgage-backed securities	182,088	181,129	29.0
Commercial mortgage-backed securities	15,476	15,457	2.4
Asset-backed securities	24,928	24,815	4.0
Corporate securities	213,462	212,127	33.9
Subtotal	529,569	525,644	84.0

Common and preferred stocks	31,187	30,128	4.9
Total	$ 630,071	$ 625,087	100.0%

The fair value of our fixed maturity securities portfolio, classified by rating, as of December 31, 2008 and 2007 were as follows:

S&P’s/Moody’s Rating	Fair Value at December 31, 2008	Amortized Cost at December 31, 2008	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $38,621)	$308,344	$299,951	54.1%
AA/Aa	45,530	45,319	8.0
A/A	184,287	188,762	32.4
BBB/Baa	30,991	32,681	5.4
Less than BBB/Baa (1)	758	702	0.1
Total	$569,910	$567,415	100.0%

S&P’s/Moody’s Rating	Fair Value at December 31, 2007	Amortized Cost at December 31, 2007	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $35,720)	$322,707	$319,463	60.9%
AA/Aa	43,734	43,370	8.3
A/A	140,876	140,385	26.6
BBB/Baa	21,595	21,721	4.1
Less than BBB/Baa (1)	658	705	0.1
Total	$529,570	$525,644	100.0%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2008, virtually all portfolios of our U.S.

insurance subsidiaries were invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The weighted average maturity of our bond portfolio at December 31, 2008, was 6.55 years. The maturity distribution of our fixed maturity portfolio, as of December 31, 2008, based on stated maturity dates with no prepayment assumptions, was as follows:

Maturity	Fair Value	Amortized Cost
	(dollars in thousands)
Due in one year or less	$ 18,609	$ 18,548
Due from one to five years	126,765	125,814
Due from five to ten years	169,975	173,702
Due after ten years	56,485	54,222
Mortgage and asset-backed securities	198,076	195,129
Total	$569,910	$567,415

Our mortgage and asset-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans. All of our mortgage-backed securities are fixed income securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and are therefore guaranteed by the U.S. government. As a result, we do not believe that these investments present a significant exposure to sub-prime mortgage risks.

Our Non-Subsidiary Affiliate

The Risk Retention Act of 1986 (the “Risk Retention Act”) allowed companies with specialized liability insurance needs that could not be met in the standard insurance market to create a new type of insurance vehicle called a risk retention group. We assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. The advantage of writing policies through a risk retention group is that it is permitted to write policies in all fifty states without having to qualify to do so in each state.

American Safety RRG is a variable interest entity which is consolidated in our financial statements in accordance with FASB, FIN 46. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and HealthCare Administration (the “Vermont Department”) under Title 8 of the Vermont Statute Annotated (the “Vermont Captive Act”) as a stock captive insurance company. Presently, three of our directors are also directors of American Safety RRG: David V. Brueggen, Thomas W. Mueller and Cody W. Birdwell. The directors of American Safety RRG are elected annually by the shareholders of American Safety RRG.

We transferred our book of environmental insurance business previously written in Bermuda to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis. Prior to October 2006, our insurance subsidiaries participated in the ongoing business of American Safety RRG through a pooling agreement (whereby we retained 75% of the premiums and risk). Effective October 1, 2006, the Company commuted this pooling agreement for accident years 2002 to 2006 with its affiliates. This commutation did not result in any gain or loss to the respective parties involved. Also effective October 1, 2006, American Safety RRG entered into a 90/10 quota share agreement with American Safety Re.

Insurance Services

ASI Services, directly and through its subsidiaries, provides business development, underwriting, accounting, program management, brokerage and claims services and ASAS, directly, provides administration, marketing, legal and administrative services to our U.S. insurance operations and our non-subsidiary risk retention group affiliate.

ASI Services has developed many of our primary insurance and reinsurance programs. Since 1990, ASI Services has served as the program manager for American Safety RRG, providing it with program management, underwriting, loss control and through its subsidiary, ASCS, claims services. ASAS provides marketing, accounting, legal and other administrative services. In each case, these services are provided pursuant to guidelines and procedures established by the Board of Directors of American Safety RRG.

ASI Services provides a number of services to our three U.S. insurance subsidiaries and to American Safety RRG. These services include:

▪	business development services for developing new producer relations and new business opportunities;
▪	program management services for the overall management and administration of a program;
▪	underwriting services for evaluating individual risks or classes of risk;
▪	reinsurance services for placing reinsurance for a program;
▪	loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; and.
▪	administrative services, including policy and endorsement issuance.

ASAS provides other services to our three U.S. insurance subsidiaries and to American Safety RRG, including:

▪	legal services;
▪	accounting and finance services;
▪	human resources services;
▪	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to producers; and
▪	other policy administration services.

ASCS provides: claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and TPAs and payment of claims.

Regulatory Environment

Insurance Regulation Generally

Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty, American Safety Indemnity and American Safety Assurance (Vermont) are all subject to examination by state regulatory examiners every three years. The last state regulatory examination for American Safety RRG, American Safety Casualty and American Safety Indemnity, occurred in 2004, 2005 and 2005, respectively. Oklahoma is currently conducting examinations of American Safety Casualty and American Safety Indemnity for the three years ended December 31, 2007. American Safety Assurance (VT) was formed in 2008 and therefore will be subject to examinations in the future.

Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The “statutory surplus” is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP. The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

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

U.S. Regulation

As a Bermuda insurance holding company, we do not do business in the U.S. Our three U.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

We acquired American Safety Casualty, a U.S. property and casualty insurance company domiciled in Delaware, in 1993. During 2007 American Safety Casualty was re-domesticated from Delaware to Oklahoma. American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia. American Safety Casualty is subject to regulation and examination by the Oklahoma Insurance Department and the other states in which it is an admitted insurer. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

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

We acquired American Safety Indemnity, a U.S. excess and surplus lines insurance company domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 44 states and the District of Columbia. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

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

American Safety Casualty and American Safety Indemnity and American Safety RRG are required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

American Safety Assurance (Vermont), Inc. (ASA VT) is a licensed Vermont sponsored captive insurance company formed in December, 2008. ASA VT is subject to regulation and to examination by the Vermont Department of Banking, Insurance, Securities & Health Care Administration. Standard Vermont regulatory requirements applicable to traditional insurers generally are not applicable to captive insurers, but applicable Vermont captive laws do limit the type of entity that may act as a sponsor, limit a participant to insuring its risks only through the segregated or protected cell and require that a participant’s assets and liabilities be maintained in a segregated or protected cell separate from the experience of other cells and from the assets of the sponsored captive’s general account. Vermont regulators evaluate the financial condition of the company and of each segregated cell.

ASA VT, as a sponsored captive insurer, makes insurance available to a broad range of liability, property and casualty risks and allows the ceding of a portion of those risks to another American Safety Insurance affiliate. The use of the protected cell may be more desirable than a traditional captive insurance company due to the ability to limit exposure primarily to segregated cell covering risk for a specific insured or group of related insureds or specialty books of business.

Harbour Village Development

In March 2000, our subsidiary Ponce Lighthouse Properties Inc. and our general contracting subsidiary Rivermar Contracting Company began development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club. We acquired the Harbour Village property (comprising 173 acres) through foreclosure in April 1999 from an individual to whom the Company had extended a loan in order to satisfy the loan after it was in default. Development of Harbour Village was completed and all of the condominium units and boat slips had been sold and closed by the second quarter of 2005. The beach club, the last phase of the development, was completed in 2006 and turned over to the home owners association. Ponce Lighthouse Properties, Inc. and Rivermar Contracting Company have been liquidated during 2008 and the Company has no ongoing business or employees at Harbour Village.

Employees

At December 31, 2008, we employed 182 persons, none of whom were represented by a labor union.

Item 1A. Risk Factors

Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

On October 29, 2008, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A. M. Best also affirmed the rating outlook of stable. An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating may impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

If A.M. Best requires us to increase our capital in order to maintain our rating and we are unable to raise the required amount of capital to be contributed to our subsidiaries, A.M. Best may downgrade our rating.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. As a result of our diversification efforts, for the year ended December 31, 2008, approximately 32% of our gross written premiums were written in these two industries compared to 49% for 2007. However, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

We may respond to market trends by expanding or contracting our underwriting activities in certain business lines, which may cause our financial results to be volatile.

Although we perform due diligence and risk analysis before entering into a new business line or insuring a new type of risk, and carefully assess the impact of exiting a business line, changing business lines inherently has more risk than remaining in the same business lines over a period of time. Because we actively seek to expand or contract our capacity in the markets we serve in response to factors such as loss experience and premium production, our operating results may experience material fluctuations.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in-house actuarial staff reviews the reserves of our major lines on a quarterly basis and a full actuarial analysis annually. In addition, an independent third party actuarial firm performs a full actuarial analysis annually, which includes assessing the adequacy of statutory reserves.

Notwithstanding these efforts, the establishment of adequate reserves for losses and loss adjustment expenses is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries for which we write policies where extensive historical data may not exist or where the risks insured are long-tail in nature, in that claims that have occurred may not be reported to us for long periods of time. For instance, there is little empirical data for residential construction defect claims and hence, traditional actuarial analysis may be inapplicable or less reliable. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we have increased or intend to increase our risk retention.

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

If we are unable to obtain reinsurance on favorable terms, our ability to write new polices could be adversely affected.

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business involves ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reactions to the specific risks that we underwrite, but also events that impact the overall reinsurance industry. If we are unable to maintain or replace our reinsurance,our total loss exposure would increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

We may be unable to recover amounts due from our reinsurers.

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2008 was $235.6 million, or 108.6% of shareholders’ equity. Of this amount, $95.7 million, or approximately 40.6% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security and evaluate collectability of reinsurance recoverables. To protect against our reinsurers inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

We are unable to ensure the credit worthiness of our reinsurers. In prior years, A.M. Best and Standard and Poor’s (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of December 31, 2008, our unsecured estimated net exposure to Alea was approximately $9.9 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

The Company recorded a provision to increase its allowance on reinsurance recoverables of $2.5 million during the year ended December 31, 2008, due to concerns regarding the collectability of its reinsurance recoverables. The Company had allowances of $3.8 million and $1.3 million established at December 31, 2008 and 2007, respectively.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of December 31, 2008, the Company has no individual producers that generate greater than 10% of gross premiums written.

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

Our long-term growth strategy is dependent on several factors, the failure to achieve any one of which may impair our ability to expand our operations or may prevent us from operating profitably.

Our long-term growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

•	identify insurable risks not adequately served by the standard insurance market;
•	maintain adequate levels of capital;
•	obtain reinsurance on favorable terms;
•	obtain necessary regulatory approvals when writing on an admitted basis;
•	attract and retain qualified personnel to manage our expanded operations;
•	complete acquisitions of small specialty insurers, general agents or lines of business,
•	invest in products and markets that may adversely impact near term results; and

•	maintain our financial strength ratings.

Our inability to achieve any of the above objectives could affect our long-term growth strategy and may cause our business and operating results to suffer.

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

A prolonged economic downturn may have a negative impact on our financial results.

We are subject to certain risks related to prolonged economic downturn as follows:

•	reduced need for insurance;
•	lower revenues of our insureds;
•	increased claim settlement costs;
•	decrease in investment yields;
•	impairment of our investment portfolio;
•	credit worthiness of our program managers, brokers and reinsurers; and
•	ability to access capital markets at reasonable rates.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write profitable new business, retain existing customers and establish premium rates and reserves at levels sufficient to cover losses and related expenses. Many factors will affect our capital needs and their amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions, changes in regulatory requirements and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition and operating results could be adversely affected.

Changes in the value of our investment portfolio may have a material impact on our operating results.

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of the year ended December 31, 2008, the fair value of our investment portfolio was $673.7 million and net investment income derived from these assets was $29.6 million. We also incurred net realized losses of $14.3 million in 2008. Our investment portfolio is subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets or investment income may decrease due to changes in interest rates;
•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities
•	industry sector concentration risk, which is the risk that our invested assets are concentrated in a small number of investment sectors;
•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all mortgage-backed securities in the Company’s portfolio are issued by Fannie Mae, Freddie Mac or Ginnie Mae; and
•	general economic conditions that may negatively impact the volume or income stream from our invested amounts or require that we recognize losses on certain investments.

Our investment portfolio is comprised mostly of fixed-income securities. We do not hedge our investments against interest rate risk and, accordingly, changes in interest rates may result in fluctuations in the value of these investments.

Our investment portfolio is managed by an independent, nationally recognized investment management firm, in accordance with detailed investment policies and guidelines established by the Board of Directors, that stress preservation of principal with due consideration for operating income targets and the Company’s overall asset/liability strategy. If our investment portfolios are not appropriately matched with the respective insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For more information about our investment portfolio, see “Business-Investments.”

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

From time to time, we are subject to lawsuits and other claims arising out of our insurance, reinsurance and former real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements or expenses. For information on the material litigation in which we are involved, see “Item 3 - Legal Proceedings”.

Risk Factors Related to Taxation

Our Bermuda operations may be subject to U.S. tax.

American Safety Insurance Holdings, Ltd., its reinsurance subsidiary, American Safety Re and its segregated account captive, American Safety Assurance, are organized in Bermuda. American Safety Insurance Holdings, Ltd., American Safety Re and American Safety Assurance are operated in a manner such that they should not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.). However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance Holdings, Ltd., American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S.). If any of American Safety Insurance Holdings, Ltd., American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

Changes in U.S. federal income tax law could materially adversely affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. changes in federal income tax law could be enacted by the current Congress or future Congresses that could have an adverse impact on our results of operations.

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

American Safety Insurance Holdings, Ltd., American Safety Re, American Safety Assurance and Ordinance Holdings, Limited may become subject to Bermuda taxes in the future.

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

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect the Bermuda tax status of American Safety Insurance, American Safety Re, and American Safety Assurance.

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

Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and non-financial components of an insurance company’s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them is identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

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

Our offices are located at 31 Queen Street, 2nd Floor, Hamilton, Bermuda, and the telephone number is (441) 296-8560. The principal corporate offices of our U.S. subsidiaries are located at 100 Galleria Parkway, Suite 700, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

Item 3.	Legal Proceedings

The Company, through its subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal and an oral argument was held in front of the Fifth District Court of Appeals on October 7, 2008. In November 2008, the Court of Appeals upheld the trial court’s denial of Plaintiff’s motion for leave to amend. This case is now concluded with no liability on the part of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Company

The following table provides information regarding the executive officers of the Company. Biographical information for each of such persons is set forth immediately following the table.

Name	Age	Position
Stephen R. Crim	45	President, Chief Executive Officer and Director
Joseph D. Scollo, Jr.	45	Executive Vice President and Chief Operating Officer
William C. Tepe	51	Chief Financial Officer
Randolph L. Hutto	60	General Counsel

Stephen R. Crim became President and Chief Executive Officer of the Company in January 2003.  He served as President of the Company’s U.S. insurance operations from January 2002 until April 2008.  Previously, Mr. Crim had been responsible for various underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting department of Aetna Casualty and Surety and The Hartford Insurance Company between 1986 and 1990.

Joseph D. Scollo, Jr. became Executive Vice President and Chief Operating Officer of the Company in January 2006. He was Executive Vice President of the Company from January 2003 through January 2006 and assumed the role of President of the U.S. insurance operations in April 2008.  He was Executive Vice President of the company from January 2003 through January 2006 and was Senior Vice President-Operations since November 1998. Previously, Mr. Scollo served as Senior Vice President-Operations of United Coastal Insurance Company, New Britain, Connecticut between 1989 and 1998.

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

Randolph L. Hutto became General Counsel and Secretary of the Company in September 2006. Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed healthcare claims processing and information management company, from April 2004 to January 2006 and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”. As of March 11, 2009, there were approximately 653 holders of the Company’s common shares. The closing price on March 11, 2009 was $9.10.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2008	High	Low	Close
First Quarter	$21.06	$16.00	$17.10
Second Quarter	18.54	14.38	14.38
Third Quarter	16.97	12.58	15.11
Fourth Quarter	15.17	6.10	13.21

Fiscal Year Ended December 31, 2007	High	Low	Close
First Quarter	$19.44	$17.82	$19.06
Second Quarter	23.96	18.95	23.83
Third Quarter	24.21	18.21	19.82
Fourth Quarter	20.85	17.45	19.65

The Company did not pay any cash dividends during fiscal year 2008 and 2007 and does not intend to pay cash dividends in the foreseeable future. Payment of cash dividends in the future will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd. The Company’s current plans are for its insurance and reinsurance subsidiaries to principally retain their capital for growth.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1 – 10/31/2007	-	-	-	500,000
11/1 – 11/30/2007	-	-	-	500,000
12/1 – 12/31/2007	27,300	$18.75	27,300	472,700
1/1 – 1/31/2008	-	-	27,300	472,700
2/1 – 2/29/2008	-	-	27,300	472,700
3/1 – 3/31/2008	116,500	$16.95	143,800	356,200
4/1 – 4/30/2008	10,900	$17.67	154,700	345,300
5/1 – 5/31/2008	93,850	$16.05	248,550	251,450
6/1 – 6/30/2008	10,000	$15.90	258,550	241,450
7/1 – 7/31/2008	141,765	$13.50	400,315	99,685
8/1 – 8/31/2008	99,685	$15.44	500,000	-

Total	500,000	$15.59

The Company completed a stock repurchase program for 500,000 shares of the Company’s outstanding common stock on August 12, 2008.

                                                                            Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	795,553	$11.25	1,808,847
Equity compensation plans approved by security holders (2)	22,672	n/a	4,021
Total	818,225		1,812,868

(1)	Includes securities available for future issuance under the 2007 Incentive Stock Option Plan.

(2)

The 22,672 represents shares actually issued to directors under the 1998 Directors Stock Award Plan. The 4,021 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

Item 6. Selected Financial Data

The table on the following page sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet and statement of operations data have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in this Report.

	Years Ended December 31

	2008	2007	2006	2005	2004
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross premiums written	$ 260,384	$ 218,370	$ 239,607	$ 237,880	$ 221,576
Net premiums written	179,865	150,001	157,268	138,515	131,664
Net premiums earned	174,471	148,793	146,756	137,580	136,300
Fee income earned	2,632	2,145	1,685	1,197	210
Net investment income	29,591	30,268	21,766	14,316	9,773
Net realized (losses) gains	(14,348)	(311)	1,190	(54)	208
Real estate sales	-	-	-	3,000	67,967
Total revenue	192,322	180,961	171,439	155,874	214,656
Losses and loss adjustment expenses incurred	110,146	91,184	92,329	84,406	93,503
Acquisition expenses	43,484	28,872	27,378	28,752	26,649
Payroll and other underwriting expenses	33,882	26,952	25,043	21,190	19,966
Real estate expenses	(2,747)	326	381	2,439	55,480
Earnings before income taxes	341	28,929	22,846	16,048	18,453
Net earnings	310	28,192	20,532	14,656	14,757
Net earnings per share:
Basic	$0.03	$ 2.65	$2.35	$2.18	$ 2.15
Diluted	$0.03	$ 2.56	$2.26	$2.05	$ 2.01
Common shares and common share equivalents used in computing net basic earnings per share	10,459	10,648	8,730	6,737	6,864
Common shares and common share equivalents used in computing net diluted earnings per share	10,686	10,997	9,095	7,164	7,343
Balance Sheet Data (at end of period):
Total investments, excluding real estate	$ 673,739	$617,211	$551,158	$415,497	$327,037
Total assets	1,026,364	934,009	847,131	694,999	583,204
Unpaid losses and loss adjustment expenses	586,647	504,779	439,673	393,493	321,038
Unearned premiums	122,259	111,459	115,198	97,983	93,082
Loans payable	38,932	38,646	38,139	37,810	13,019
Total liabilities	809,334	703,609	650,981	576,564	474,424
Total shareholders’ equity	217,030	230,400	196,150	118,435	108,780
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	63.1%	61.3%	62.9%	61.4%	68.6%
Expense ratio (2)	42.9%	36.1%	34.6%	36.3%	34.2%
Combined ratio (3)	106.0%	97.4%	97.5%	97.7%	102.8%

Other Data:
Return on average shareholders’ equity (4)	6.6%	13.5%	12.4%	13.0%	14.6%
Debt to total capitalization ratio (5)	15.2%	14.4%	16.3%	24.2%	10.7%
Net premiums written to equity (6)	0.8X	0.7X	0.8X	1.2X	1.2X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net premiums earned.
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

(6)	Net premiums written to equity: The net premiums written to equity is the ratio of net premiums written to the total shareholders’ equity.

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

We segregate our business into insurance operations and other, with the insurance operations being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into seven business lines: environmental, construction, products liability, excess, property, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from affiliated and unaffiliated insurers and reinsurers. Run-off includes lines of business that we no longer write.

Within the E&S sub segment, our environmental insurance coverages protect against general liability and environmental exposures for contractors and consultants in the environmental remediation industry and property owners. Construction provides commercial general liability insurance, generally for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions for long-term care facilities.

In our ART segment, Specialty Programs facilitate the offering of insurance to homogeneous niche groups of risks and we receive a fee for arranging this type of transaction. Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners, bail bondsmen and parent/teacher associations. Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance segment offers primarily casualty reinsurance products in the form of treaty and facultative contracts. We provide this coverage on an excess of loss and quota share basis. Casualty business includes general casualty, commercial auto, professional liability and workers’ compensation. The Company’s primary focus is traditional and structured reinsurance for small specialty insurers, risk retention groups and captives.

Our runoff segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The other segment consists of amounts associated with realized gains and losses on investments, certain corporate expenses and real estate operations that were completed in 2005.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business” and “Risk

Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

The following table sets forth the Company’s consolidated premium and total revenue information:

	Years Ended December 31,
	2008	2007	2006	2008 to 2007	2007 to 2006
	(dollars in thousands)
Net premiums written: Excess and Surplus:
Environmental	$34,372	$31,444	$ 37,746	9.3%	(16.7)%
Construction	26,649	50,502	92,530	(47.2)	(45.4)
Products Liability	5,549	3,746	1,524	48.3	145.8
Excess	1,088	578	670	88.2	(13.7)
Property	5,900	2,145	-	175.1	-
Surety	8,333	6,084	3,042	37.0	100.0
Healthcare	7,955	-	-	-
	89,846	94,499	135,512	(4.9)	(30.3)
Alternative Risk Transfer:
Specialty Programs	43,849	34,260	21,756	26.9	57.5
					-
Assumed Re	45,913	21,242	-	116.14	-
Runoff	257	-	-	-	-
Total Net Premiums Written	$ 179,865	$150,001	$157,268	19.9%	(4.6)%
Net premiums earned: Excess and Surplus:
Environmental	$34,026	$36,356	$ 35,138	(6.4)%	3.5%
Construction	37,358	66,450	88,612	(43.8)	(25.0)
Products Liability	4,954	2,382	653	108.0	264.8
Excess	789	527	532	49.7	(.9)
Property	4,905	520	-	830.7	-
Surety	7,355	5,469	2,566	34.5	113.1
Healthcare	3,588	-	-	-	-
	92,975	111,704	127,501	(16.8)	(12.4)
Alternative Risk Transfer:
Specialty Programs	38,695	27,737	19,255	39.5	44.1

Assumed Re	42,544	9,352	-	354.9	-

Runoff	257	-	-	-	-

Total Net Premiums Earned	$174,471	$148,793	$146,756	17.3%	1.4%

Fee Income Earned	2,632	2,145	1,685	22.7	27.3
Net investment income	29,591	30,268	21,766	(2.2)	39.1
Net (losses) realized gains	(14,348)	(311)	1,190	(4,513.5)	(126.1)
Other income	(24)	66	42	(136.4)	54.8

Total Revenues	$192,322	$180,961	$171,439	6.2%	5.6%

The following table sets forth the Company’s consolidated expenses:

	Years Ended December 31,
	2008	2007	2006	2008 to 2007	2007 to 2006
	(dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses incurred	$110,146	$ 91,184	$ 92,329	19.9%	(1.2)%
Acquisition expenses	43,484	28,872	27,378	50.6	5.5
Payroll expenses	20,667	17,268	14,896	19.7	15.9
Interest expense	3,163	3,283	3,376	(3.7)	(2.8)
Other expenses	13,215	9,684	10,147	33.4	1.9
Minority interest	1,153	(1,245)	(1,873)	1,337.0	33.5
Corporate and other expenses	153	2,986	2,340	(94.9)	27.6
Income taxes	31	737	2,314	(92.7)	(68.1)
Total expenses	$192,012	$152,769	$150,907	25.0%	1.2%

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Years Ended December 31,

	2008	2007	2006
Insurance operations:
Loss & loss adjustment expense ratio	63.1%	61.3%	62.9%
Expense ratio	42.9	36.1	34.6
Combined ratio	106.0%	97.4%	97.5%

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Net earnings for the year ended December 31, 2008 were $0.3 million, or $0.03 per diluted share, compared to net earnings of $28.2 million, or $2.56 per diluted share, for 2007. Net earnings for 2008 were negatively impacted by $14.3 million of net realized losses on investments, $5.4 million of prior year adverse reserve development, $1.6 million reinsurance reinstatement premium and a $2.5 million provision to increase the valuation allowance on reinsurance recoverables. The 2007 results were negatively impacted by $2.2 million of prior year reserve development and $2.3 million of additional ceded reinsurance.

Revenues for the year were $192.3 million, an increase of 6.3% over 2007. Excluding net realized losses on investments, revenues for the year were $206.7 million, an increase of $25.4 million, or 14.0%, over 2007, due to increased net premiums earned. Net premiums earned from our lines of business entered since 2006 from our diversification efforts totaled $56.8 million, an increase of $44.0 million over 2007. The increase from the newer lines was partially offset by a decrease in other lines, including a $29.1 million decrease in our construction line

The 2008 combined ratio was 106.0%, composed of a loss ratio of 63.1% and an expense ratio of 42.9% compared to the 2007 combined ratio of 97.4% comprised of a 61.3% loss ratio and 36.1% expense ratio. The adjustments for the reinsurance reinstatement premiums, the adverse prior year reserve development and the increase in the allowance for reinsurance recoverables increased the combined ratio by

4.7 percentage points. The 2007 combined ratio was impacted by unfavorable reserve development of $2.2 million and additional ceded reinsurance premiums of $2.3 million. During 2008, 33.4% of gross premiums written, compared to 16.7% for 2007, were generated by new products as part of our product diversification strategy, primarily assumed reinsurance and healthcare. As a result, the expense component of the combined ratio has increased due to our investment in these products and will remain higher than historical levels until we achieve critical mass for these products.

The property and casualty insurance market has softened significantly and the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger excess and surplus lines and standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to decline in our targeted markets, in some cases, significantly. Despite this softening trend, we believe there are profitable business opportunities from which we can benefit resulting from our diversification into new geographic locations and lines of business.

Net Premiums Earned

Net premiums earned totaled $174.5 million in 2008, compared to $148.8 million in 2007, an increase of 17.3%. Net premiums earned by line of business are described below:

Excess and Surplus Lines

Environmental. Net premiums earned decreased 6.4% to $34.0 million for the year ended December 31, 2008 compared to $36.4 million for 2007. As part of the detailed actuarial and underwriting review of the markets and lines of business in the environmental segment, the Company ceased writing contractor business in New York, reduced its focus on the more competitive middle market segment and has increased its efforts in the ProStar market. Net premiums earned for 2008 and 2007 were negatively affected by $1.6 million and $2.3 million, respectively, of additional premiums ceded to reinsurers as a result of large losses, primarily related to New York contractor business.

Construction. Net premiums earned decreased 43.8% to $37.4 million for the year ended December 31, 2008 compared to $66.5 million for 2007, primarily due to our exercise of underwriting discipline in a soft insurance market, coupled with the softening in the housing market and lower revenue of insureds. The housing market has been negatively impacted by the credit crisis and economy resulting in very little new construction activity throughout the country.

Products Liability. The Company’s products liability line began production in July 2006 producing $5.0 million of net premiums earned in 2008 compared to $2.4 million in 2007. The products liability business is offered to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Excess. Net premiums earned increased to $0.8 million for the year ended December 31, 2008 from $0.5 million for the same period in 2007. The Company’s excess product offering is focused primarily in the construction and products liability area. During 2006, we expanded our product to write over other carriers’ primary policies and to offer umbrella liability coverage. In 2007, the Company increased the available policy limits to $10 million.

Property. In 2007, the Company hired an experienced underwriting team to write property and CMP liability coverage with a focus on fire exposed premises liability risks with limited catastrophe exposure, primarily in the eastern United States. For the year ended December 31, 2008, net premiums earned from the property business line was $4.9 million compared to $0.5 million in 2007.

Surety. Net premiums earned increased 34.5% to $7.4 million for the year ended December 31, 2008 compared to $5.5 million for 2007. The increase in surety premiums is due to the Company continuing to focus its growth efforts in the environmental contractor surety market due to the lack of capacity serving this segment of the market. During 2007 we entered into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

Healthcare. The Company continued its diversification strategy in 2008 through the acquisition of 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”). The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the period ended December 31, 2008 were $3.6 million.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 39.5% to $38.7 million for the year ended December 31, 2008 compared to $27.7 million for 2007. Net premiums earned increased primarily due to the full year impact of the July 1, 2007 casualty reinsurance treaty that increased retention levels on selected programs increasing its earnings potential from underwriting profits. During 2008, the Company added four (4) new programs and had fifteen (15) active programs as of December 31, 2008 compared to twelve (12) active programs at December 31, 2007. The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy issuer.

Assumed Reinsurance

The Company began writing third party assumed reinsurance in 2007. Net premiums earned for the year ended December 31, 2008 totaled $42.5 million compared to $9.4 million in 2007 due to increased assumed reinsurance premiums written as the Company builds this line of business. The Company’s primary focus is on traditional and structured casualty reinsurance for small specialty insurers, risk retention groups and captives. For the year ended December 31, 2008, gross premiums written as a percentage of total assumed reinsurance gross premiums written were 1.6%, 20.6% and 77.8% for facultative, excess of loss and quota share, respectively.

Fee Income Earned

Fee income earned increased 22.7% to $2.6 million for the year ended December 31, 2008 compared to $2.1 million for 2007. The increase is primarily attributable to consulting fees earned through our Ordinance subsidiary, which was acquired during the third quarter of 2007, as well as brokerage fees earned from the ASI Healthcare acquisition. Partially offsetting the increase, the Company has experienced an adverse impact on fees received from its fully funded products due to the overall market softening as declining traditional insurance pricing provides a cost effective alternative to self-insurance.

Net Investment Income

Net investment income decreased 2.2% to $29.6 million for the year ended December 31, 2008, from $30.3 million for 2007 due to lower investment yields, despite increases in the Company’s invested assets. Average invested assets increased to $645.5 million as of December 31, 2008 from $584.2 million as of December 31, 2007. The increase in invested assets was due primarily to $101.0 million of cash flow from operations. The average pre-tax investment yield decreased from 5.2% for 2007 to 4.6% for 2008.

Net Realized Losses

The $14.3 million net realized losses in 2008 includes other-than-temporary-impairment charges of $13.7 million and realized losses of $1.4 million from the sale of investments due to credit concerns about the financial services sector partially offset by net realized gains of $0.8 million. All but $0.4 million of the impairment relates to securities issued by companies in the financial services sector. Net realized losses in 2007 totaled $0.3 million.

The Company, from time to time, may sell securities in response to market conditions, interest rate fluctuations or credit concerns in accordance with its investment guidelines (described under “Business-Investments”) and/or to fund its cash needs or the cash needs of individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $110.1 million or 63.1% of net premiums earned for the year ended December 31, 2008 compared to $91.2 million and 61.3% in 2007. The $18.9 million increase in losses and LAE is due to higher net earned premiums and $5.4 million of prior year adverse reserve development.

The table below sets forth the prior year reserve development by the Company for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,
	2008	2007
Excess & Surplus lines
Environmental	$ 5,202	$ 4,066
Construction	-	(728)
Surety	-	(267)
	5,202	3,071
Alternative Risk Transfer
Programs	(1,913)	(115)
Runoff	2,105	(744)
Total	$ 5,394	$ 2,212

The 2008 prior year adverse reserve development primarily relates to increased paid and case reserves related to accident years 2002 through 2006 for environmental contractor business written in New York. In 2008, the Company decided to exit the New York contractor business by non-renewing policies. The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the terrorist attack in New York on 9/11. The adverse development is partially offset by decreases in special programs primarily related to the pest control program.

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 claims for environmental contractors in New York. This development was partially offset by decreases in construction, surety and runoff business lines reserves.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Policy acquisition expenses are the cost of acquiring policies including commissions, premium taxes paid to states in which we are admitted to conduct business and excise taxes, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses increased to $43.5 million for the year ended December 31, 2008 from $28.9 million for 2007. Policy acquisition expenses as a function of net premiums earned increased to 24.9% for the year ended December 31, 2008 from 19.4% for 2007. The increase is due to the change in the mix of business and increased acquisition expense in the specialty program line. The proportion of premiums generated by our assumed reinsurance segment, which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulted in an increase in acquisition expenses of $9.4 million. The increase related to the specialty program line was due to a change in our reinsurance structure for specialty programs from quota share, where we received a ceding commission to excess of loss, where no ceding commission is received. Specialty programs acquisition expenses increased by $7.8 million. Partially offsetting this increase was a decrease in acquisition expense for our construction line of business of $5.5 million due to a 43.8% reduction in net premiums earned.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 25.6% to $33.9 million for 2008, compared to $27.0 million for 2007. The increase is due to normal salary increases, increased headcount primarily from the addition of new product lines and acquisitions added with the Company’s product diversification strategy, the increase in the allowance established for reinsurance recoverables and higher depreciation, amortization and software maintenance expenses.

Interest Expense

Interest expenses decreased to $3.2 million for the year ended December 31, 2008 from $3.3 million for 2007. The decrease was primarily related to lower interest rates experienced in 2008.

Corporate and Other Expenses

Corporate and other expenses were $0.2 million and $3.0 million for the periods ended December 31, 2008 and 2007, respectively. The decrease was due to the $2.8 million reversal of an accrued warranty liability established in 2004 in connection with our former real estate project in Florida, which was essentially completed in 2005.

Minority Interest

Minority interest expense was $1.2 million for the year ended December 31, 2008 compared to a negative expense of $1.2 million at December 31, 2007. Our minority interest expense relates to the net earnings of our non subsidiary affiliate, American Safety RRG. In 2008, American Safety RRG had net earnings of $1.2 million compared to a net loss of $1.2 million in 2007, due to adverse prior year reserve development.

Income taxes

Income tax expense totaled $0.03 million or 9.1% and $0.7 million, or 2.5% of pre-tax earnings for the years ended December 31, 2008 and 2007, respectively. The reduction in income tax expense is primarily the result of the prior year reserve development and the allowance for reinsurance recoverables, which reduced taxable income in our U.S. subsidiaries. During the year ended December 31, 2008, the Company established a deferred tax asset of $2.6 million related to realized losses on securities held and established a valuation allowance for the same amount as it determined that it is not more likely than not that all of the deferred tax asset related to realized losses on securities held will be realized.

Operations by Geographic Segment

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008	U.S.	Bermuda	Total
Income Tax	$ 31	$ -	$ 31
Net earnings	$ (6,920)	$ 7,230	$ 310
Assets	$ 597,725	$ 428,639	$1,026,364
Equity	$ 80,422	$ 136,608	$ 217,030

December 31, 2007	U.S.	Bermuda	Total
Income Tax	$ 737	$ -	$ 737
Net earnings	$ 2,009	$ 26,183	$ 28,192
Assets	$550,485	$383,524	$934,009
Equity	$ 72,900	$157,500	$230,400

Net Earnings. Net earnings from Bermuda operations decreased to $7.2 million for the year ended December 31, 2008, compared to $26.2 million for 2007, due to an increase of $6.8 million related to net realized losses on investments, as well as lower gross underwriting profit of $17.6 million due to higher loss and loss adjustment expenses along with higher acquisition expense. The U.S. operations incurred a net loss of $6.9 million for the year ended December 31, 2008, compared to net earnings of $2.0 million for 2007, primarily due to an increase of $7.3 million related to net realized losses on investments and an increase of $2.2 million from prior year adverse reserve development.

Assets. Assets from Bermuda operations increased to $428.6 million at the end of 2008 compared to $383.5 million at the end of 2007. This increase is primarily due to the 2008 net earnings, along with the increased cash flow from operations due to the increase in net premiums written. Assets from U.S. operations at the end of 2008 increased to $597.7 million as compared to $550.5 million at the end of 2007 due to higher cash flow from operations due primarily to the increase in net premiums written.

Equity. Equity of the Bermuda operations decreased to $136.6 million at the end of 2008 compared to $157.5 million at the end of 2007 due to higher net unrealized losses on the investment portfolio together with capital of $14.6 million transferred to the U.S operations as discussed below. Equity of U.S. operations increased to $80.4 million at the end of 2008 from $72.9 million at December 31, 2007 due to capital contributions of $14.6 million from the parent, $8.6 million of which was used to acquire the LTC Group, partially offset by current year losses.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Net earnings increased 37.3% to $28.2 million for the year ended December 31, 2007, compared to $20.5 million for 2006. Total revenues increased 5.6% to $181 million, as net premiums earned increased 1.4% to $148.8 million and net investment income increased 39.1% to $30.3 million. The increase in net investment income related to a 20.9% increase in average invested assets and a 13.3% increase in the average yield to 5.1%. Net realized losses on the investment portfolio before taxes were $311,000 compared to a gain of $1.2 million in 2006.

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

The property and casualty insurance market has softened significantly and the number of insurers competing for premium in the excess and surplus lines market has increased. These competitors include several start-up companies as well as larger excess and surplus lines and standard market insurers looking to capture market share by moving from the admitted market to the excess and surplus lines market. This increased competition has caused rates to decline in our targeted markets, in some cases, significantly. Despite this softening trend, we believe there are profitable growth opportunities from which we can benefit, resulting from our diversification into new geographic locations and lines of business.

Net Premiums Earned

Net premiums earned totaled $148.8 million in 2007, an increase of 1.4% over 2006. Net premiums earned by line of business are described below:

Excess and Surplus Lines

Environmental. Net premiums earned increased 3.5% to $36.4 million for the year ended December 31, 2007 compared to $35.1 million for 2006. In 2007, $2.3 million of premium was ceded to reinsurers due to adverse loss development. The reserve development and ceded reinsurance adjustments predominantly relate to losses from policies covering New York contractors from accident years 2003 – 2004. The 2006 premium was decreased $3.7 million resulting from the accrual for reinsurance reinstatement premium resulting from one large New York loss. The Company instituted more restrictive policy forms and underwriting guidelines for such business during 2006 and 2007.

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

Products Liability. The Company’s general and products liability product began production in July 2006 with the acquisition of an underwriting team in Middletown, New Jersey producing $2.4 million of net premiums earned in 2007 compared to $0.7 million in 2006. The general and products liability business is offered to small and middle market accounts. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Excess. Net premiums earned remained relatively level at $0.5 million for the year ended December 31, 2007. The Company’s excess product offering is focused primarily in the construction and products liability area. During 2006, we expanded our product to write over other carriers’ primary policies and to offer umbrella liability coverage. In 2007 the Company increased the available policy limits to $10 million.

Property. In 2007, the Company hired an experienced underwriting team to write property and CMP liability coverage with a focus on fire exposed premises liability risks with limited catastrophe exposure, primarily in the eastern United States. For the year ended December 31, 2007, net premiums earned from the property business line was $0.5 million.

Surety. Net premiums earned increased 113.1% to $5.5 million for the year ended December 31, 2007 compared to $2.6 million for 2006. Effective June 1, 2006 the Company did not renew the quota share reinsurance treaty in its surety line contributing to the increase in net premiums earned. The increase in surety net premiums earned is also due to the Company continuing to focus its growth efforts in the environmental contractor surety market due to the lack of capacity serving this segment of the market. The Company also recently expanded its offerings to include non-environmental contractor bonds during 2006. During 2007 we entered into an agreement with a small specialty carrier to provide contract surety to small non-environmental contractors that do not fit the standard surety market.

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

Fee Income Earned

Fee income earned on fully funded polices increased 27.3% to $2.1 million for the year ended December 31, 2007 compared to $1.7 million for 2006. The Company has seen some adverse impact from the overall market softening on its production efforts in this line as traditional insurance provides a cost effective alternative to self-insurance.

We introduced a partially funded product to complement our fully funded product. This product is used for entities that want to self insure a portion of their risk and combines a level of underwriting risk with a self insured component.

Net Investment Income

Net investment income increased 39.1% to $30.3 million for the year ended December 31, 2007 from $21.8 million for 2006 due to an increase in the Company’s invested assets and higher investment yields. Average invested assets increased to $584.2 million as of December 31, 2007 from $483.6 million as of December 31, 2006. The increase in invested assets was due to $67.0 million of cash flow from operations and the $53.3 million secondary equity offering completed in June 2006. The average pre-tax investment yield increased from 4.5% to 5.1% from 2006 to 2007.

Net Realized Gains

Net realized gains and losses from the sale of investments decreased to a net loss of $0.3 million for the year ended December 31, 2007 from a gain of $1.2 million for 2006. The Company from time to time may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines (described under “Business-Investments”) and or to fund the cash needs of individual operating subsidiaries.

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

The table below sets forth the prior year reserve development by the Company for the years ended December 31, 2007 and 2006 (dollars in thousands):

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

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

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

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased to $27.0 million for the year ended December 31, 2007 from $25.0 million for 2006. The change is primarily due to an increased number of employees which was 178 at December 31, 2007 compared to 145 at the same date 2006.

Interest Expenses

Interest expense decreased to $3.3 million for the year ended December 31, 2007 from $3.4 million for 2006.

Corporate and Other Expenses

Corporate and other expenses were $3.0 million and $2.3 million for the periods ended December 31, 2007 and 2006 respectively.

Minority Interest

Minority interest expense was a loss of $1.2 million for the year ended December 31, 2007 compared to a loss of $1.9 million at December 31, 2006. Our minority interest expense relates to our non subsidiary affiliate, American Safety RRG. In 2007 and 2006, American Safety RRG had a net loss due to reserve development on its environmental line of business.

Income Taxes

Income tax expense totaled $0.7 million or 2.6% of pre-tax earnings for the year ended December 31, 2007, compared to $2.3 million or 10.1% of pre-tax earnings for 2006. The reduction in expense is primarily the result of the prior year reserve development which reduced taxable income in our U.S. subsidiaries. Included in tax expense for 2006, is the establishment of a valuation allowance for American Safety RRG of $1.1 million and 2005 provision to return adjustments for permanent differences in the 2005 federal and state income tax returns of $483,000. The establishment of the valuation allowance is reflected in minority interest on the consolidated financial statements. Absent these adjustments, the effective tax rate for 2006 would have been 5.1%. The reduction in the effective rate is due to lower earnings from U.S. operations from the impact of reinstatement premiums and prior-year loss development.

Operations by Geographic Segment

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below describes the Company’s operations by geographic segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

December 31, 2007	U.S.	Bermuda	Total
Income Tax	$ 737	$ -	$ 737
Net earnings	$ 2,009	$ 26,183	$ 28,192
Assets	$550,485	$ 383,524	$ 934,009
Equity	$ 72,900	$ 157,500	$ 230,400

December 31, 2006	U.S.	Bermuda	Total
Income Tax	$ 2,314	$ -	$ 2,314
Net earnings	$ 3,491	$ 17,041	$ 20,532
Assets	$509,552	$337,579	$ 847,131
Equity	$ 66,896	$129,254	$ 196,150

Net Income. Net income from Bermuda operations increased to $26.2 million for the year ended December 31, 2007, compared to $17.0 million for 2006, due to higher investment income as a result of increased invested assets from our $53.0 million secondary offering in 2006 and the addition of the third party assumed reinsurance business in 2007. Net income from U.S. operations decreased to $2.0 million for the year ended December 31, 2007, compared to $3.5 million for 2006, primarily due to prior year loss development and accrued ceded reinsurance reinstatement premium.

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

Fair Value Measurements

Effective January 1, 2008, on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2008

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 38,621	$523,882	$7,407	$569,910
Equities securities	18,742	-	5,082	23,824
Short term investments	80,005	-	-	80,005

Total	$137,368	$523,882	$12,489	$673,739

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3) (dollars in thousands)
	Fixed Maturities	Equities

Level 3 Financial Instruments:
Balance at January 1, 2008	$ -	$ 2,611
Total gains (losses) (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	211	-
Net purchases	6,986	2,471
Net transfers in (out of) Level 3	210	-
Balance at December 31, 2008	$ 7,407	$ 5,082

Change in net unrealized gains relating to assets still held at reporting date	$ 211	$ -

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

After a review of the individual securities in the investment portfolio, the Company recorded $13.7 million of net realized losses due to other-than-temporary-impairment of its investments. All but $0.4 of the impairment relates to securities issued by companies in the financial services sector. Other-than-temporary-impairment totaled $9.5 million of fixed maturities, $3.2 million of preferred stock and $1.0 million of common stock. The analysis to determine other-than-temporary-impairment was completed on all securities with additional focus on securities with unrealized losses greater than 30% of book value and securities whose unrealized loss was greater than 20% of book value for more than three months.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a reduction in premium rates due to the entrance of new insurance competitors and overall market conditions. The Company’s primary sources of short-term cash flow are premium writings and investment income. Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses. Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors. The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $101.0 million for the year ended December 31, 2008 and $67.0 million for the year ended December 31, 2007. The cash flow from operations increased in 2008 compared to 2007 primarily due to an increase in premium and reinsurance recoverable receipts partially offset by higher paid claims, acquisition expenses and other operating expenses.

Net cash used in investing activities was $93.8 million for the year ended December 31, 2008, compared to net cash used in investing activities of $66.4 million for the same period of 2007. The increase in net cash used in investing activities was primarily due to a net purchase of investments of $79.4 million for 2008 compared to a net purchase of investments during the 2007 period of $61.6 million. In addition, during 2008, consideration paid for acquired subsidiaries totaled $8.9 million including direct transaction costs.

Net cash used in financing activities was $7.1 million for the year ended December 31, 2008. The use of cash was due to the repurchase of 472,700 shares of the Company’s common stock for $7.3 million, or a weighted average price of $15.41 partially offset by funds received from stock option exercises of $0.5 million. During the corresponding 2007 period, there were stock option exercises of $1.5 million and 27,300 share repurchases of the Company’s stock for $0.5 million, or a weighted average price of $18.75.

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

In June 2006 the Company completed a secondary equity offering of 3,680,000 common shares, raising approximately $53.3 million net of underwriting expenses. The proceeds of the offering were used to support the growth in insurance operations. Additionally, in November 2005, in conjunction with American Safety Capital Trust III, the Company issued a 30-year trust preferred obligation in the amount of $25.0 million. This obligation bears a fixed interest rate of 8.31% for the first five years, and a floating rate of three-month LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be called solely at the Company’s option after five years.

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2008 were:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

Long term debt	$ 38,932	$ -	$ -	$ -	$ 38,932
Interest (1)	64,667	2,894	4,993	4,424	52,356
Operating leases	7,100	1,507	2,780	2,538	275
Gross loss reserves (2)	586,647	124,721	245,922	36,431	179,573
Total contractual obligations	$697,346	$ 129,122	$253,695	$ 43,393	$271,136

(1) The above table includes all interest payments through the expiration of interest rate swaps as discussed in Note 8 to the Company’s consolidated financial statements. At that time the Company may redeem the debt or continue with variable interest payments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying interest rates based on the current LIBOR rate plus the contractual spread for each capital trust, the interest rates were 6.38%, 6.13% and 8.31% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively as of December 31, 2008. These rates are used to calculate the variable interest rate obligations through maturity. Fixed rates include, where applicable, the effects of interest rate derivatives employed to manage such interest rate risk.

(2) The above table includes the expected settlement of our gross loss reserves. The Company relies on reinsurance to reduce current risk exposures. The expected payoff of gross loss reserves net of reinsurance recoverables is as follows (dollars in thousands): total $393,309; $100,923 less than a year, $215,140, 1-3 years, $35,123, 3-5 years and $42,123, more than 5 years. More information about our unpaid loss and loss adjustment expenses appears in Note 13 to our consolidated financial statements.

For these purposes, routine purchases of services, including insurance, that are expected to be used in the ordinary course of the Company’s business have been excluded. More information about our contractual obligations appears in Notes 9 and 12 to our consolidated financial statements.

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

The Company had impairment charges of $7.7 million and $1.4 million realized loss due to the sale of investments in the third quarter and $6.0 million in the fourth quarter of 2008. The Company in conjunction with its investment advisor, monitors its investments for potential impairments. See “Business-Investments” for information as to the credit quality of its investment portfolio. At December 31, 2008, 94.5% of the investment portfolio was rated A or better by S&P and Moody’s, with 54.1% being rated AAA.

Effective January 1, 2008, on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

If all securities carrying an unrealized loss were determined to be other than temporarily impaired, our future earnings would be reduced by the $20.8 million carried unrealized loss on investments at December 31, 2008. The Company’s portfolio managers routinely monitor and evaluate the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. As a result, management concluded that the recoverability of the principal and interest on these investments is reasonably assured and no additional impairments needed to be recognized.

At December 31, 2008, mortgage backed securities comprised 27.6% of the entire portfolio. All mortgage backed securities are issued by agencies of the U.S. Government. The single largest security in this class is a Ginnie Mae investment with a $7.4 million par value. In the corporate sector, the Company has concentrations in the industrial sector with par value of $155.8 million or 24.5% of the total portfolio, with the largest single security being McDonalds Corporation having a par value of $4.0 million. The Company also has concentrations in the financial services sector with $69.4 million or 10.9% of the total portfolio, with the largest single security being Goldman Sachs Group, Inc. with a par value of $4.8 million. U.S. Government securities were 5.3% of the total portfolio with the largest security being a U.S. Treasury note, having a par value of $5.6 million.

Reserves. Claims made policies provide coverage for claims that are incurred and reported during the policy period. Occurrence form policies provide coverage for claims that occur during the policy period regardless of when they are reported. Certain of our insurance policies and reinsurance assumed are occurrence policies and therefore may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. A full actuarial analysis is performed annually to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is certain that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary materially from the projections.

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

The Company does not write a material amount of short-tail business. Short-tail business is defined as business for which claims are received and settled within one year. Total net reserves for short tail business are not material and as of December 31, 2008 were approximately 1.4% of total net reserves. In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Because the Company primarily writes long-tail business, the current year ultimate loss reserve is developed using the expected loss ratio method. The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business. The expected loss ratio is determined based on the review of the projected ultimate loss ratios for the prior accident years. At December 31, 2008 the carried loss and loss adjustment reserves for accident years prior to 2008 were determined largely based on the indications produced by the Bornhuetter-Ferguson method because of the additional claims experience gained as the business line matures.

On a quarterly basis, the Company’s in-house internal actuary performs a review of our major lines of business with significant net exposure. The evaluation entails the examination of our current actuarial assumptions compared to actual claim activity. If there is a material deviation from actual emerged losses and the actuarially determined expected losses, further research is completed to determine the cause. Discussions with the claims staff and the underwriting staff about these deviations, in some cases, reveal trends that warrant modifications of the current assumptions about loss development patterns and or expected loss ratios. Based on these latest loss reserve projections, management establishes revised estimates of loss reserves primarily due to increased paid case reserves related to accident years 2002 through 2006 for environmental contractor business written in New York, as well as increases in the runoff line related to increased estimates of workers’ compensation claims related to site cleanup activities following the terrorist attack in New York on 9/11. In 2008, the Company decided to exit the New York contractor business. The adverse development is partially offset by decreases in specialty programs primarily related to the pest control program.

As part of our year-end process, the Company has an external actuarial firm review the analysis prepared by our internal actuary and it issues an actuarial opinion on the insurance operating companies’ reserve adequacy.

The carried gross loss reserves for each line of business are as follows (in thousands of dollars):

	December 31, 2008
	Loss	Loss Adjustment			Total
	Case	IBNR	Case	IBNR	Case and IBNR
Environmental	$22,794	$ 40,295	6,037	26,863	$ 95,989
Construction	16,428	134,717	6,956	89,811	247,912
Products liability	1,420	6,576	73	4,384	12,453
Excess	-	3,222	-	2,148	5,370
Property	916	1,463	89	976	3,444
Surety	(2,311)	2,308	85	1,538	1,620
Healthcare(1)	546	1,337	92	891	2,866
Subtotal	39,793	189,918	13,332	126,611	369,654

Programs (2)	26,264	69,977	8,350	46,651	151,242
Assumed Re	6,512	31,693	1,628	7,923	47,756
Runoff	7,409	6,083	448	4,055	17,995
Total	$79,978	$297,671	$23,758	$185,240	$586,647

(1) Line of business acquired in 2008

(2) Represents 33 different programs with diverse risks. Some programs are in runoff.

	December 31, 2007
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
Environmental	$ 30,889	$ 31,863	$ 5,213	$ 21,242	$ 89,207
Construction	24,001	127,676	5,161	85,118	241,956
Products liability	1,182	1,721	70	1,157	4,130
Excess	-	4,121	-	2,747	6,868
Property (1)	13	246	20	164	443
Surety	(2,993)	1,156	214	770	(853)
	53,092	166,783	10,678	111,198	341,75

Programs (2)	22,791	61,056	7,854	40,704	132,405
Assumed Re (1)	294	6,159	-	-	6,453
Runoff	13,039	6,254	708	4,169	24,170
Total	$ 89,216	$240,252	$19,240	$156,071	$504,779

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

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2008. The key assumptions among them were the expected loss ratios and loss development patterns. If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves. The effect of any specific assumptions can vary by accident year and line of business. We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2008. The tests addressed each major line of business for which a material deviation to the overall reserve position is believed reasonably possible and used what we believed was reasonably likely range of potential deviation for each line of business. If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of potential deviation of the net carried reserves for each line of business at December 31, 2008 (in thousands of dollars):

	Possible Amount Change From The Carried Reserves			Possible Percentage Change From The Carried Reserves
	Net Carried Reserves	(Decrease)	Increase	(Decrease)	Increase
Excess & Surplus Lines:
Environmental	$ 72,983	$ (9,433)	$ 6,364	(13)%	9%
Construction	200,156	(38,471)	24,793	(19)	12
Products liability	5,015	(1,617)	1,906	(32)	38
Excess	1,642	(460)	-	(28)	-
Property	2,228	(750)	907	(34)	41
Surety	3,320	(94)	72	(3)	2
Healthcare	1,863	(241)	162	(13)	9
Total	287,207	(51,066)	34,204	(18)	12

Alternative Risk Transfer:
Specialty programs (1)	51,163	-	-	-	-

Assumed reinsurance	40,913	(10,838)	13,914	(26)	34

Runoff	14,026	(287)	236	(2)	2

Total Net Reserves	$393,309	$(62,191)	$48,354	(16)%	12%

(1) Represents 33 different programs with diverse risks. Some programs are in runoff. Each individual program is not material to our total net carried reserves therefore no variability has been shown.

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

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (in thousands of dollars):

	Years Ended December 31,
	2008	2007	2006

Shareholders’ equity as reported	$ 217,030	$230,400	$ 196,150
Net effects of reinsurance	(1,665)	(861)	(7,536)
Shareholders’ equity without reinsurance	$ 215,365	$229,539	$ 188,614

Net earnings as reported	$ 310	$ 28,192	$ 20,532
Effects of reinsurance	(1,665)	(861)	(7,536)
Net earnings without reinsurance	$ (1,355)	$ 27,331	$ 12,996

Net cash flow from operations	$ 7,295	$ 8,851	$ 1,044

Effective September 1, 2008 the Company renewed its excess of loss reinsurance treaty on our casualty lines of business. The cost of the reinsurance provided by the renewal varies based on premium and the area of coverage. The renewal provides four areas of coverage on essentially an as expiring basis, summarized as follows:

Casualty Lines – $4.5 million excess of $500,000, covering all casualty lines other than surety, commercial umbrella and excess. The treaty also provides excess coverages of $6.0 million excess of $5.0 million atop the environmental lines layer with 100% of the risk ceded to the reinsurers.

Umbrella and Excess - $5 million quota share placed on a cessions basis for umbrella and excess business on policies written over primary general liability policies both written by the Company as well as other insurers.

Effective September 1, 2008, the Company renewed the treaty providing protection from claims associated with bad faith allegations, improper claims handling and multiple insured being involved in the same occurrence. This reinsurance provides limits of $5.0 million per occurrence, subject to an aggregate limit of $15 million.

Effective May 1, 2008, the Company entered a consolidated surety reinsurance treaty providing $7.5 million of limits with $1,000,000 per principal retention by the Company. Coverage extends to all of the Company’s surety operations.

Effective September 1, 2007 the Company entered a consolidated property reinsurance treaty providing $10 million of limits with a $500,000 per occurrence retention by the Company. The treaty also provides protection for multiple losses arising out of one occurrence, with limits totaling $20.5 million across all layers. Loss adjustment expense is provided on a prorated basis in addition to the treaty limits shown above. The renewal date of this has been extended to April 1, 2009.

For the period of July 1, 2007 through September 1, 2008, the Company was covered under an excess of loss reinsurance treaty on our casualty lines of business. Under this treaty, the Company retains the first $500,000 of a loss and has a 10% participation in the $4.5 million excess of $500,000 layer for its environmental, construction and products liability lines of business, as well as the general liability portion of its property line. The Company retains the first $250,000 of a loss on certain of its program lines of business, participates 50% of the next $250,000 and 10% of the $4.5 million in excess of $500,000. The treaty provides that the Company retains a 10% quota share on the first $5 million of loss on the excess line of business and provides coverage on policies up to a $10 million limit.

Policy Acquisition Costs. We defer commissions, premium taxes and other expenses that are related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the premiums written as well as investment income.

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

Recognition of Premium Income. Our premiums are primarily estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and ultimate premiums due when a final audit is complete after the policy has expired. Our premiums are recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages. The Company reviews the collectability of its premium receivables on a quarterly basis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2008. The estimated fair value of our investment portfolio at December 31, 2008 was $673.7 million, of which 96.5% was invested in fixed maturities and short-term investments and 3.5% was invested in equities.

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

We work to manage the impact of interest rate fluctuations on our fixed rate portfolio. The effective duration of the fixed rate portfolio is managed with consideration given to the estimated payout timing of our liabilities. We have investment policies which limit the maximum duration of individual securities within the portfolio and set target levels for average duration of the entire portfolio. For additional information on our investments and investment policies, see “Business—Investments.”

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2008. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value at December 31, 2008	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments, cash and cash equivalents)	$ 662,813	200bp decrease	706,450	20.1%
		100bp decrease	686,647	11.0
		100bp increase	636,729	(12.0)
		200bp increase	610,142	(24.3)

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

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets a minimum of three times a year with the independent registered public accounting firm, the internal auditor and representatives of management to discuss auditing and financial reporting matters. In addition, a meeting is held prior to each quarterly earnings release. The Audit Committee recommends to the Board of Directors the appointment of the independent registered public accounting firm and reviews management’s supervision of the effectiveness of the internal accounting controls, the activities of the independent registered public accounting firm and internal auditor and the financial condition of the Company. Both the Company’s independent registered public accounting firm and the internal auditor have access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2008, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

/s/ Stephen R. Crim	/s/ William C. Tepe
Stephen R. Crim	William C. Tepe
President and Chief Executive Officer	Chief Financial Officer

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2009 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference. Additional information required by this Item 10 with respect to executive officers is set forth in Item 4 of this Report.

The information set forth in the second paragraph of Item 1 of this Report is incorporated herein by reference. The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2009 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2009 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2009 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2009 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements, Schedules.

(a) Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

-	Reports of BDO Seidman, LLP, Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets at December 31, 2008 and 2007
-	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
-	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
-	Consolidated Statements of Cash Flow for the Years Ended December 31, 2008, 2007 and 2006
-	Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2008, 2007 and 2006
-	Notes to Consolidated Financial Statements
-	Selected Quarterly Financial Data
2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

	Schedule/Exhibit Number	Page

-	Schedule II - Condensed Financial Statements (Parent only)	117
-	Schedule III – Supplemental Information	121
-	Schedule IV – Reinsurance	122

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

10.1+	2007 Incentive Stock Plan
10.2+	1998 Director Stock Award Plan [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2005 (File No. 001-14795)]
10.3	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009.
10.4	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009.
10.5	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Indemnity Company, dated January 1, 2009.
10.6	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009.
10.7	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009
10.8	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Indemnity Company, dated January 1, 2009.
10.9+

Employment Agreement between American Safety Insurance Services, Inc. and Stephen R. Crim [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 31, 2007 (File No. 1-14795)]

10.10+

Employment Agreement between American Safety Insurance Services, Inc. and Joseph D. Scollo [incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.11+

Employment Agreement between American Safety Insurance Services, Inc. and William C. Tepe [incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.12+

Employment Agreement between American Safety Insurance Services, Inc. and Randolph L. Hutto [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 31, 2007 (File No.1-14795)]

10.13

Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 [(File No. 001-14795)]

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2009.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 13, 2009.

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
Jerome D. Weaver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008. We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2008. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 13, 2009

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands except per share data)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$ 569,910	$ 529,569
Common stock, at fair value	20,537	25,394
Preferred stock, at fair value	3,287	5,793
Short-term investments	80,005	56,455
Total investments	673,739	617,211

Cash and cash equivalents	12,898	12,860
Accrued investment income	6,214	5,772
Premiums receivable	19,917	22,851
Ceded unearned premium	36,118	30,951
Reinsurance recoverable	199,455	190,299
Deferred income taxes	11,784	9,768
Deferred policy acquisition costs	18,171	16,831
Property, plant and equipment, net	10,976	9,216
Goodwill	9,696	2,317
Other assets	27,396	15,933

Total assets	$ 1,026,364	$ 934,009

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$ 586,647	$ 504,779
Unearned premiums	122,259	111,459
Ceded premiums payable	20,732	15,369
Deferred revenues	1,770	1,074
Accounts payable and accrued expenses	8,586	10,005
Deferred rent	1,626	1,780
Funds held	25,684	18,510
Loans payable	38,932	38,646
Minority Interest	3,098	1,987

Total liabilities	809,334	703,609

continued on next page

Consolidated Balance Sheets (continued)

(dollars in thousands except per share data)

	December 31,
	2008	2007
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2008, 10,274,368 shares and at December 31, 2007, 10,703,457 shares	$ 103	$ 107
Additional paid-in capital	100,645	106,238
Retained earnings	119,491	119,181
Accumulated other comprehensive (loss) income, net	(3,209)	4,874
Total shareholders’ equity	217,030	230,400

Total liabilities and shareholders’ equity	$ 1,026,364	$ 934,009

Book value per share	$ 21.12	$ 21.53

Diluted book value per share	$ 20.55	$ 20.81

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Direct premiums earned	$201,735	$ 212,757	$ 222,257
Assumed premiums earned	48,089	9,352	135
Ceded premiums earned	(75,353)	(73,316)	(75,636)
Net premiums earned	174,471	148,793	146,756

Net investment income	29,591	30,268	21,766
Net realized (losses) gains	(14,348)	(311)	1,190
Fee income	2,632	2,145	1,685
Other (loss) income	(24)	66	42
Total revenues	192,322	180,961	171,439

Expenses:
Losses and loss adjustment expenses	110,146	91,184	92,329
Acquisition expenses	43,484	28,872	27,378
Payroll and related expenses	20,667	17,268	14,896
Other underwriting expenses	13,215	9,684	10,147
Interest expense	3,163	3,283	3,376
Minority interest	1,153	(1,245)	(1,873)
Corporate and other expenses	153	2,986	2,340
Total expenses	191,981	152,032	148,593

Earnings before income taxes	341	28,929	22,846
Income taxes	31	737	2,314
Net earnings	$ 310	$ 28,192	$ 20,532

Net earnings per share:
Basic	$ 0.03	$ 2.65	$ 2.35
Diluted	$ 0.03	$ 2.56	$ 2.26

Weighted average number of shares outstanding
Basic	10,459,161	10,648,408	8,729,734
Diluted	10,685,933	10,997,206	9,095,422

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Common stock - number of shares:
Balance at beginning of period	10,703,457	10,554,200	6,753,731
Issuance of common shares	57,956	176,557	3,800,469
Repurchase of common shares	(487,045)	(27,300)	-
Balance at end of period	10,274,368	10,703,457	10,554,200
Common stock:
Balance at beginning of period	$ 107	$ 106	$ 68
Issuance of common shares	1	2	38
Repurchase of common shares	(5)	(1)	-
Balance at end of period Additional paid-in capital:	$ 103	$ 107	$ 106
Balance at beginning of period	$106,238	$104,514	$ 49,460
Issuance of common shares	704	1,718	54,439
Repurchase of common shares	(7,560)	(512)	-
Share based compensation	1,263	518	615
Balance at end of period Retained earnings:	$100,645	$106,238	$104,514
Balance at beginning of period	$ 119,181	$ 90,989	$ 70,457
Net earnings	310	28,192	20,532
Balance at end of period	$ 119,491	$119,181	$ 90,989
Accumulated other comprehensive income (loss):
Balance at beginning of period	$ 4,874	$ 541	$ (1,550)
Unrealized (loss) gain during the period (net of deferred tax expense of $96, $499, and $207, respectively)	(8,083)	4,333	2,091
Balance at end of period	$ (3,209)	$ 4,874	$ 541

Total shareholders’ equity	$217,030	$230,400	$196,150

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net earnings	$ 310	$ 28,192	$ 20,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized losses (gains) on investments	14,348	311	(1,190)
Depreciation and amortization expense	4,196	3,058	2,114
Stock based compensation expense	1,263	518	615
Amortization of deferred acquisition costs, net	(1,340)	(4,429)	(1,520)
Amortization of investment premium	533	406	1,535
Deferred income taxes	(2,154)	(540)	478
Change in operating assets and liabilities:
Accrued investment income	(442)	(1,472)	(262)
Premiums receivable	2,934	(1,104)	(4,432)
Reinsurance recoverable	(9,156)	(5,289)	(12,900)
Ceded unearned premiums	(5,167)	4,947	(7,027)
Funds held	7,174	2,181	5,138
Unpaid losses and loss adjustment expenses	81,868	65,106	46,180
Unearned premiums	10,800	(3,739)	17,215
Ceded premiums payable	5,363	(10,094)	8,957
Accounts payable and accrued expenses	(1,174)	(1,566)	(1,016)
Deferred rent	(154)	371	-
Deferred revenue	696	(118)	(309)
Other, net	(8,935)	(9,729)	(3,438)
Net cash provided by operating activities	100,963	67,010	70,670

Cash flow from investing activities:
Purchase of fixed maturities	(208,771)	(210,355)	(388,134)
Purchase of common stock	(3,643)	(13,320)	(4,044)
Purchase of preferred stocks	-	-	(4,406)
Proceeds from sales of fixed maturities	118,568	170,088	230,496
Proceeds from matured securities	37,650	6,461	34,000
Proceeds from sales of equity securities	382	1,387	13,773
Increase in short-term investments	(23,550)	(15,849)	(15,279)
Consideration paid for acquired companies	(8,927)	-	-
Purchases of fixed assets	(5,529)	(4,793)	(3,268)
Net cash used in investing activities	(93,820)	(66,381)	(136,862)

Cash flow from financing activities:
Proceeds from secondary offering of common stock	-	-	53,277
Proceeds from exercised stock options	460	1,450	918
Stock repurchase payments	(7,565)	(512)	-
Net cash (used in) provided by financing activities	$ (7,105)	$ 938	$ 54,195

continued on next page

Consolidated Statements of Cash Flows (continued)

(dollars in thousands)

	2008	2007	2006
Net increase (decrease) in cash	$ 38	$ 1,567	$ (11,997)
Cash and cash equivalents at beginning of period	12,860	11,293	23,290

Cash and cash equivalents at end of period	$ 12,898	$ 12,860	$ 11,293

Supplemental disclosure of cash flow:
Income taxes (refunded) paid	$ (1,244)	$ 1,211	$ 2,698

Interest paid	$ 3,226	$ 3,148	$ 3,212

Non-cash activity: (1)
Fixed asset additions	$ -	$ 1,409	$ -

Deferred rent	$ -	$ 1,409	$ -

(1) Represents tenant build-out allowance and future reduction in rent over term of the lease.

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years ended December 31,
	2008	2007	2006

Net earnings	$ 310	$28,192	$20,532

Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for sale, net of minority interest of $(41), $57, and $12 for 2008, 2007 and 2006 respectively	(21,967)	4,817	3,617

Unrealized (losses) gains on hedging transactions	(94)	(292)	(103)

Reclassification adjustment for realized losses (gains) included in net earnings, net of minority interest of $275, $5 and $26 for 2008, 2007 and 2006, respectively	14,074	307	(1,216)

Total other comprehensive (loss) income before income taxes	(7,987)	4,832	2,298

Income tax expense related to items of other comprehensive income, net of minority interest of $0, $28 and $9 for 2008, 2007 and 2006, respectively	96	499	207

Other comprehensive (loss) income	(8,083)	4,333	2,091

Total comprehensive (loss) income	$(7,773)	$32,525	$22,623

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(1) S  (1) Summary of Significant Accounting Policies

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

Dollar amounts are in thousands unless otherwise noted.

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

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), two 100%-owned licensed Bermuda insurance companies, Ordinance Holdings Limited, a 100% owned actuarial, consulting and licensed Bermuda-based brokerage company, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Assurance (VT), a 100%, wholly owned Vermont sponsored captive, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, LTC Risk Management, LLC and LTC Insurance Services, LLC, providing risk management solutions for the long-term care industry, Ponce Lighthouse Properties, Inc. (“Ponce”), the development company of the Harbour Village project, and Rivermar Contracting Company (“Rivermar”), the general contractor of the Harbour Village project. As of December 31, 2008, American Safety Casualty owns 78% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. The remaining 22% is owed by American Safety Holdings. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; American Safety Claims Services, Inc. (“ASCS”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

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

Credit Risk is the risk that issuers of securities owned by the insurer will default or that other parties, including reinsurers, brokers or program managers that have obligations to the insurer, will not pay or perform. The Company attempts to mitigate this risk by adhering to a conservative investment strategy, by obtaining collateral and by maintaining sound reinsurance and premium credit and collection policies.

Interest Rate Risk is the risk that interest rates will change and cause a decrease in the value of an insurer’s investments or impact the amount of interest on the Company’s loans payable. The Company attempts to mitigate this risk by attempting to match the maturities of its assets with the expected payouts of its liabilities and entering into fixed or floating interest rate swap arrangements on its interest due on its outstanding debt obligations.

(e)	Investments

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

The Company notes that it has the ability and intent to hold securities with unrealized losses until they mature or recover in value. However, the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries. When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision. At December 31, 2008 and 2007, the Company considered all of its fixed maturity securities as “available for sale”.

The Company routinely monitors and evaluates the difference between the cost and fair value of our investments. Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary. For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk, which to a certain extent can be controlled, and interest rate risk, which cannot be controlled. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate. If, after monitoring and analysis, the Company believes that a decline in fair value is other than temporary, the Company adjusts the amortized cost of the security and reports a realized loss in the consolidated statements of earnings.

As a result of our evaluations, the Company recorded $13,712 of net realized losses due to other-than-temporary-impairment of its investments. All but $400 of the impairment relates to securities issued by companies in the financial services sector. Other-than-temporary-impairment totaled $9,431 of fixed maturities, $3,236 of preferred stock and $1,045 of common stock. No other-than-temporary-impairment charges were recorded during 2007 and 2006.

(f)	Recognition of Premium Income

General liability premiums written are primarily estimated based upon the annual revenues of the underlying insureds. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired. Premiums are generally recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.

(g)	Deferred Policy Acquisition Costs

The costs of acquiring business, primarily commissions and premium tax expenses offset by reinsurance ceding commission received, are deferred (to the extent they are recoverable from future premium income) and amortized to earnings in relation to the amount of premiums earned. Investment income is also considered in the determination of the recoverability of deferred policy acquisition costs.

An analysis of deferred policy acquisition costs follows:

	Years ended December 31,
	2008	2007	2006

Balance, beginning of period	$ 16,831	$ 12,403	$ 10,882
Acquisition costs deferred, net	44,824	33,300	28,899
Costs amortized during the period	(43,484)	(28,872)	(27,378)

Balance, end of period	$ 18,171	$ 16,831	$ 12,403

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

In July 2006, the FASB issued a Staff Position Number FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB statement number 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the pronouncement on January 1, 2007. FIN 48 did not have a material impact on its operating results. Interest and penalties recognized in accordance with the tax code are reported as a component of income tax expense.

(j)	Reinsurance

Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. In addition, we review reinsurance recoverables for collectability on a quarterly basis. As of December 31, 2008 and 2007, we had a recoverable allowance of $3,800 and $1,318 respectively. Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

(k)	Acquisitions and Goodwill

On February 11, 2008, the Company acquired 100% of the membership interests of LTC Group for $8,771. The LTC Group provides insurance and risk management solutions for the long-term care industry and will allow the Company to further diversify its business interests. The purchase excluded liabilities for any policies produced by the LTC Group prior to the effective date of the transaction. The results of the LTC Group’s operations have been included with the Company’s results since the acquisition date. The purchase price was allocated to the assets acquired and the liabilities assumed based on their fair value at the acquisition date. As a result, approximately $1,602 was assigned to intangible assets which are being amortized over their estimated useful lives of ten years. The remaining purchase price of approximately $7,181 was allocated to goodwill. Proforma financial statements are not presented as the acquisition does not meet materiality thresholds.

The Company adopted SFAS 142 on January 1, 2002. Under SFAS 142, goodwill is reviewed annually (or more frequently if impairment indicators arise) for impairment. Prior to adoption, the Company amortized goodwill over a 20 year period.

In determining possible impairments of goodwill, the Company compares the estimated net present value of future cash flows against net assets of the business acquired. At December 31, 2008 and 2007, the Company determined that goodwill was not impaired. At December 31, 2008 and 2007, goodwill was $9,696 and $2,317, respectively.

(l)	Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options (diluted EPS).

Earnings per share for the years ended December 31, are as follows:

	2008	2007	2006
Weighted average shares outstanding	10,459,161	10,648,408	8,729,734
Shares attributable to stock options and restricted stock	226,772	348,798	365,689

Weighted average common and common equivalents	10,685,933	10,997,206	9,095,423

Net earnings per share:
Basic	$0.03	$2.65	$ 2.35

Diluted	$0.03	$2.56	$ 2.26

(m)	Employee Stock Compensation

The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vest evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments under modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. This plan is described further in Note 14. Compensation expense relating to stock options of $779, $518 and $615 reflected in earnings for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During 2008, the Company granted 47,850 shares of restricted stock at a weighted average grant price of $17.78. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $324 for the year ended December 31, 2008, and is reflected in net earnings under payroll and related expenses. There was no expense incurred during 2007 or 2006.

(n)	Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various future effective dates.

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

Cash and cash equivalents include cash on hand and overnight investments.. Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states. These deposits were $206, and $4,566 at December 31, 2008 and 2007, respectively.

(p)	Derivatives

The Company has limited activity with derivative financial instruments. Interest rate swaps have been used to hedge interest rate volatility on the trust preferred and are not used for trading purposes, nor does the Company engage in leveraged derivative transactions. At December 31, 2008, there were no interest rate swaps outstanding.

(q)	Reclassifications

Certain line items in the statements of operations have been reclassified for the years ended December 31, 2007 and 2006. The presentation is consistent with the presentation for the year ended December 31, 2008 and did not result in any impact to net earnings or shareholders’ equity.

(2)	Investments

Net investment income is summarized as follows:

	Years ended December 31,
	2008	2007	2006

Fixed maturity securities	$ 28,513	$ 27,711	$ 19,019
Common stock	385	290	416
Preferred stock	384	502	332
Short-term investments and cash and cash equivalents	1,293	2,435	2,595
	30,575	30,938	22,362

Less investment expenses	984	670	596

Net investment income	$ 29,591	$ 30,268	$ 21,766

Realized and unrealized gains and losses were as follows:

	Years ended December 31,
	2008	2007	2006
Realized gains:
Fixed maturity	$ 993	$ 95	$ 1,176
Common stock	44	131	2,790
Total gains	1,037	226	3,966

Realized losses:
Fixed maturity	(11,047)	(488)	(2,224)
Common stock	(1,102)	(12)	(552)
Preferred stock	(3,236)	(37)	-
Total losses	(15,385)	(537)	(2,776)

Net realized (losses) gains	$ (14,348)	$ (311)	$ 1,190

Changes in unrealized (losses) gains:
Fixed maturity	$ (1,430)	$ 6,418	$ 1,886
Common stock	(7,093)	61	421
Preferred stock	648	(1,358)	105

Net change in unrealized (losses) gains	$ (7,875)	$ 5,121	$ 2,412

As a result of our quarterly evaulations, the Company recorded $13,712 of net realized losses in 2008 due to other-than-temporary-impairment of its investments. All but $400 of the impairment relates to securities issued by companies in the financial services sector. Other-than-temporary-impairment totaled $9,431 of fixed maturities, $3,236 of preferred stock and $1,045 of common stock. There were no other-than-temporary-impairment charges for 2007 and 2006.

At December 31, 2008 and 2007, the Company did not hold fixed maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2008 and 2007 (dollars in thousands) are as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2008
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 57,335	$ 4,874	$ -	$ 62,209
States of the U.S. and political subdivisions of the states	41,804	479	(692)	41,591
Corporate securities	256,141	6,467	(10,669)	251,939
Mortgage-backed securities	181,032	5,126	-	186,158
Commercial mortgage- backed securities	14,097	-	(2,179)	11,918
Asset-backed securities	17,006	3	(914)	16,095
Total fixed maturities	$567,415	$16,949	$ (14,454)	$569,910

Common stock	$ 25,425	$ 975	$ (5,863)	$ 20,537

Preferred stock	$ 3,785	$ 11	$ (509)	$ 3,287

At December 31, 2008 the Company’s investment in corporate fixed maturities totaled $251,939, composed of $155,205 of securities issued by companies in the industrial sector, $55,193 in the financial sector, $33,597 in utilities and $7,943 in foreign agencies and other securities.

Fixed income securities with fair values of $30,419 and $26,981 were on deposit with insurance regulatory authorities at December 31, 2008 and 2007 in accordance with statutory requirements.

December 31, 2007
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$ 84,567	$ 1,581	$ (13)	$ 86,135
States of the U.S. and political subdivisions of the states	7,549	50	(119)	7,480
Corporate securities	212,127	3,075	(1,740)	213,462
Mortgage-backed securities	181,129	1,534	(575)	182,088
Commercial mortgage-backed securities	15,457	94	(75)	15,476
Asset-backed securities	24,815	213	(100)	24,928

Total fixed maturities	$525,644	$ 6,547	$(2,622)	$529,569

Common stock	$ 23,189	$ 3,313	$(1,108)	$ 25,394

Preferred stock	$ 6,939	$ -	$(1,146)	$ 5,793

The amortized cost and estimated fair values of fixed maturities at December 31, 2008 by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value

Due in one year or less	$ 18,548	$ 18,609
Due after one year through five years	125,814	126,765
Due after five years through ten years	173,702	169,975
Due after ten years	54,222	56,485
Mortgage and asset-backed securities	195,129	198,076

Total	$567,415	$569,910

The tables below show the securities the Company is holding which have been held at a loss for less than 12 months and 12 months or greater at December 31, 2008 and December 31, 2007 respectively.

        December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury Securities & other government corporations and agencies	$ -	$ -	$ -	$ -	$ -	$ -
States of the US and political subdivisions of the states	15,098	(387)	4,072	(305)	19,170	(692)
Corporate securities	107,018	(8,402)	12,145	(2,267)	119,163	(10,669)
Commercial mortgage-backed securities	2,532	(351)	9,386	(1,828)	11,918	(2,179)
Asset-backed securities	13,884	(606)	1,667	(308)	15,551	(914)
Subtotal fixed maturities	138,532	(9,746)	27,270	(4,708)	165,802	(14,454)
Common stock	6,103	(2,201)	5,098	(3,662)	11,201	(5,863)
Preferred stock	-	-	2,469	(509)	2,469	(509)

Total temporarily impaired securities	$144,635	$ (11,947)	$ 34,837	$ (8,879)	$179,472	$(20,826)

December 31, 2007

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasury Securities & other government corporations and agencies	$ -	$ -	$ 9,190	$ (13)	$ 9,190	$ (13)
States of the US and political subdivisions of the states	-	-	6,490	(118)	6,490	(118)
Corporate securities	44,932	(1,106)	22,517	(634)	67,449	(1,740)
Mortgage-backed securities	6,880	(21)	42,458	(544)	49,338	(565)
Commercial mortgage-backed securities	-	-	8,735	(86)	8,735	(86)
Asset-backed securities	1,426	(9)	5,965	(91)	7,391	(100)
Subtotal, fixed maturities	53,238	(1,136)	95,355	(1,486)	148,593	(2,622)
Common stock	8,390	(723)	854	(386)	9,244	(1,109)
Preferred stock	5,793	(1,147)	-	-	5,793	(1,146)
Total temporarily impaired securities	$67,421	$(3,006)	$ 96,209	$ (1,872)	$163,630	$(4,877)

(3)	Investment in Real Estate

The Company’s investment in real estate known as Harbour Village Golf and Yacht Club (“Harbour Village”) comprised of 173 acres of property in Ponce Inlet, Florida was acquired in foreclosure during April 1999. The Harbour Village project is complete as all units are sold and closed. The Company does not expect to engage in any further real estate activities. As of December 31, 2008, no additional revenue or expenses from Harbour Village are expected.

(4)	Financial Instruments

The carrying amounts for short-term investments, cash, premiums receivable, commissions receivable, accrued investment income, ceded premiums payable, funds held, collateral held and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments and obligations.

Estimated fair values for fixed maturities were determined using market quotations, prices provided by market makers’ estimates of fair values obtained from yield data relating to investment securities with similar characteristics or internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

(5)	Ceded Reinsurance

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would otherwise support, protection against catastrophic loss or to enter into or withdraw from a business line. Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount), under a treaty (involving more than one policy) or facultative (involving only one policy) reinsurance agreement.

We evaluate each of our ceded reinsurance contracts at inception to determine if there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2008 all ceded contracts are accounted for as risk transferring contracts

Our philosophy is to utilize reinsurance for asset protection against business and capital risks where economically appropriate and to maximize our use of capital

For the year ended December 31, 2008, we ceded $80.5 million of premium (30.9% of gross premiums written) to unaffiliated third party reinsurers, as compared to $68.4 million of premium (31.3% of gross premiums written) in 2007. Ceded reinsurance premiums from the specialty programs business line were 44.0% of the 2008 amount and 49.5% of the 2007 amount. We monitor the reinsurance market and will increase or decrease our reliance on reinsurance depending on Company needs, available coverage and rates.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	Years ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net premiums written:
Direct	$ 207,316	$ 197,129	$ 239,472
Assumed	53,032	21,242	135
Ceded	(80,483)	(68,370)	(82,339)

Net	$ 179,865	$ 150,001	$ 157,268

Net premiums earned:
Direct	$ 201,735	$ 212,757	$ 222,257
Assumed	48,089	9,352	135
Ceded	(75,353)	(73,316)	(75,636)

Net	$ 174,471	$ 148,793	$ 146,756

Losses and loss adjustment expenses incurred:
Direct	$ 142,396	$ 151,336	$ 159,920
Assumed	33,847	3,692	-
Ceded	(66,097)	(63,844)	(67,591)

Net	$ 110,146	$ 91,184	$ 92,329

Unpaid loss and loss adjustment expenses:
Direct	$ 538,891	$ 488,288	$ 425,342
Assumed	47,756	16,491	14,331
Ceded	(193,338)	(175,481)	(161,146)

Net	$ 393,309	$ 329,298	$ 278,527

(6)	Income Taxes

Total income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 was allocated as follows:

	2008	2007	2006
Tax expense attributable to income from operations	$ 31	$ 737	$ 2,314
Unrealized losses on hedging transactions	(50)	(81)	(35)
Unrealized gains on securities available-for-sale	188	552	233

Total	$ 169	$1,208	$ 2,512

The Company’s subsidiaries that are based in the United States are subject to the tax laws of the United States and the jurisdictions in which they operate. The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years 2005 to the present.

U.S. Federal and state income tax (benefit) expense from operations consists of the following components:

	2008	2007	2006
Current	$ 45	$ 860	$ 694

Deferred	(2,154)	(540)	478

Establishment of valuation allowance	2,140	417	1,142

Total	$ 31	$ 737	$2,314

The state income tax components aggregated $145, $(8) and $(18) for the years ended December 31, 2008, 2007 and 2006, respectively.

Income tax expense for the years ended December 31, 2008, 2007 and 2006 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	2008	2007	2006
Expected income tax	$ 116	$9,836	$ 7,768
Foreign earned income not subject to direct taxation	(2,458)	(8,902)	(5,794)
Establishment of valuation allowance	2,140	417	1,142
Tax exempt interest	(276)	-	(639)
State taxes and other	509	(614)	(163)

Total income tax	$ 31	$ 737	$2,314

Given the historical loss position of American Safety RRG, which is not part of the consolidated tax return it has established a 100% valuation allowance on its net deferred tax assets totaling $1,133 and $1,559 at December 31, 2008 and 2007, respectively. In addition, the Company established a 100%, $2,566 valuation allowance on a deferred tax asset resulting from realized losses on securities held at December 31, 2008.

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	December 31,
	(dollars in thousands)
	2008	2007
Deferred tax assets:
Loss reserve discounting	$ 10,190	$ 9,572
Unearned premium reserves	3,110	2,625
Warranty reserve	147	26
Unrealized loss on securities	173	-
Allowance for doubtful accounts	1,575	448
Realized capital loss carry forward	2,566	-
NOL carry forward	758	1,243
Other	256	-

Gross deferred tax assets	18,775	13,914

Valuation allowance	(3,699)	(1,559)

Gross deferred tax assets after valuation allowance	15,076	12,355

Deferred tax liabilities:
Deferred acquisition costs	2,813	2,183
Unrealized gain on securities	479	168
Other	-	236

Gross deferred tax liabilities	3,292	2,587

Net deferred tax assets	$ 11,784	$ 9,768

During the year ended December 31, 2008, the Company established a valuation allowance of $2,566 as it determined that it is not more likely than not that all of the deferred tax asset related to realized losses on securities held will be realized.

(7)	Fair Value Measurements

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

Our Level 2 instruments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. We measure fair value of our Level 2 instruments using quoted prices of securities with similar characteristics.

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

Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2008

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 38,621	$ 523,882	$ 7,407	$569,910
Equities securities	18,742	-	5,082	23,824
Short term investments	80,005	-	-	80,005

Total	$137,368	$ 523,882	$ 12,489	$673,739

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities
Level 3 Financial Instruments	(dollars in thousands)

Balance at January 1, 2008	$ -	$ 2,611
Total gains (losses) (realized/unrealized)
Included in earnings	-	-
Included in other comprehensive income	211	-
Net purchases	6,986	2,471
Net transfers in Level 3	210	-
Balance at December 31, 2008	$ 7,407	$ 5,082

Change in net unrealized gains relating to assets still held at reporting date	$ 211	$ -

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

The maximum amount of dividends the Company’s insurance subsidiaries can pay out without prior written approval from the subsidiaries’ domicile state insurance commissioners, is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year. Dividends are also limited to the amount of unassigned surplus. Based on the 2008 statutory results of the U.S. insurance subsidiaries, no dividend distributions are available to the parent.

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

American Safety Casualty’s statutory capital and surplus as of December 31, 2008, 2007 and 2006 was $73,190, $82,367 and $70,484, respectively, and the amounts required to be maintained by the American Safety Casualty were $31,862, $27,651 and $25,248, respectively. American Safety Indemnity’s statutory capital and surplus as of December 31, 2008, 2007 and 2006 was $57,414, $65,576 and $62,648, respectively, and the amounts required to be maintained by American Safety Indemnity were $24,099, $21,234 and $19,106, respectively. American Safety RRG’s statutory capital and surplus as of December 31, 2008, 2007 and 2006 was $5,099, $3,987 and $5,175, respectively, and the amounts required to be maintained by American Safety RRG were $2,016, $1,668 and $1,445, respectively.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2008, 2007 and 2006 was $110,081, $100,772 and $76,447, respectively, and the amounts required to be maintained by the Company were $32,380, $26,339 and $21,633, respectively. American Safety Assurance, Ltd (ASA) capital and surplus as of December 31, 2008 and 2007 was $4,645 and $1,624 respectively. ASA is required to maintain a minimum of $1,103 and $120 in capital for December 31, 2008 and 2007, respectively. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

(9)	Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds were used by the Company to support the growth of its insurance business. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option after five years from the date of original issuance.

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million. This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be redeemed at the Company’s option after five years from the date of original issuance.

(10)	Related Party and Affiliate Transactions

ASI Services, American Safety’s underwriting and administrative services subsidiary leased office from an entity which was owned by certain directors, officers and shareholders of the Company. The lease commenced on March 1, 2001 with an original term through August 31, 2007. This lease was terminated in 2006. The Company paid rent associated with the former space of $520 in 2006. See Part I, Item 2. Properties, for more information about the Company’s offices.

(11)	Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Run-off includes lines of business that we no longer write.

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

The other segment consists of amounts associated with realized gains and losses on investments and the Company’s investment in real estate.

The Company measures all segments using net income, total assets and total equity. The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

December 31, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Environ-mental	Construction	Products Liability	Excess	Property	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$48,275	$34,575	$6,780	$7,235	$7,752	$11,248	$12,238	$ 53,032	$ 79,249	$ -	$ -	$ 260,384
Net premiums written	34,372	26,649	5,549	1,088	5,900	8,333	7,955	45,913	43,849	-	257	179,865
Fee income written	-	-		-	-	-	-	-	-	2,490	957	3,447
Net premiums earned	34,026	37,358	4,954	789	4,905	7,355	3,588	42,544	38,695	-	257	174,471
Fee income earned	-	-	-	-		-	-	-	-	1,675	957	2,632
Losses & loss adjustment expenses	26,132	22,582	2,984	471	3,105	2,593	1,866	28,765	19,572	-	2,076	110,146
Acquisition expenses	9,566	7,655	950	(505)	1,076	2,169	482	11,792	10,299	-	-	43,484
Gross underwriting (loss) profit	(1,672)	7,121	1,020	823	724	2,593	1,240	1,987	8,824	1,675	(862)	23,473
Income tax expense (benefit)	$ 495										$ (464)	$ 31
Net (loss) earnings	$ 12,309										$(11,999)	$ 310
Assets	$1,026,364										$ -	$1,026,364
Equity	$ 217,131										$ (101)	$ 217,030

	Insurance										Other	Total
December 31, 2007	E&S						ART		Assumed Re	Runoff

	Environmental	Const-ruction	Products Liability	Excess	Property	Surety	Specialty Programs	Fully Funded

Gross premiums written	$47,891	$59,533	$5,730	$6,322	$3,117	$6,438	$68,097	$ -	$21,242	$ -	$ -	$218,370
Net premiums written	31,444	50,502	3,746	578	2,145	6,084	34,260	-	21,242	-	-	150,001
Fee income written	-	-	-	-	-	-	-	1,987		-	-	1,987
Net premiums earned	36,356	66,450	2,382	527	520	5,469	27,737	-	9,352	-	-	148,793
Fee income earned	-	-	-	-	-	-	-	2,145		-	-	2,145
Losses & loss adjustment expenses	26,739	39,340	2,369	444	293	981	15,701	-	6,463	(1,145)	-	91,185
Acquisition expenses	9,623	13,166	125	(481)	104	1,440	2,468	-	2,427	-	-	28,872
Underwriting profit	(6)	13,944	(112)	564	123	3,048	9,568	2,145	462	1,145	-	30,881
Income tax expense (benefit)		$ 933									$(196)	737
Net earnings (loss)		$ 28,634									$(442)	$ 28,192
Assets		$933,826									$ 183	$934,009
Equity		$230,453									$ (53)	$230,400

	Insurance										Other	Total
December 31, 2006	E&S						ART		Assumed Re	Runoff
	Environ-mental	Const-ruction	Product Liability	Excess	Property	Surety	Specialty Programs	Fully Funded
Gross premiums written	$51,805	$96,918	$2,344	$3,946	$ -	$4,004	$80,590	$ -	$ -	$ -	$ -	$239,607
Net premiums written	37,746	92,530	1,524	670	-	3,042	21,756	-	-	-	-	157,268
Fee income written	-	-	-	-	-	-	-	2,124	-	-	-	2,124
Net premiums earned	35,138	88,612	653	532	-	2,566	19,255	-	-	-	-	146,756
Fee income earned	-	-	-	-	-	-	-	1,685	-	-	-	1,685
Losses & loss adjustment expenses	20,221	58,824	456	319	-	674	12,135	-	-	(300)	-	92,329
Acquisition expenses	10,390	16,555	122	(130)	-	569	(128)	-	-	-	-	27,378
Underwriting profit	4,527	13,233	75	343	-	1,323	7,248	1,685	-	300	-	28,734
Income tax expense (benefit)		$ 1,922									$392	$ 2,314
Net earnings (loss)		$ 20,117									$415	$ 20,532
Assets		$846,213									$918	$847,131
Equity		$196,001									$149	$196,150

Additionally, the Company conducts business in the following geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance operations. Geographic segments for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 (dollars in thousands):

December 31, 2008	United States	Bermuda	Total
Income tax	$ 31	$ -	$ 31
Net earnings	$ (6,920)	$ 7,230	$ 310
Assets	$ 597,725	$ 428,639	$1,026,364
Equity	$ 80,422	$ 136,608	$ 217,030

December 31, 2007	United States	Bermuda	Total
Income tax	$ 737	$ -	$ 737
Net earnings	$ 2,009	$ 26,183	$ 28,192
Assets	$ 550,485	$ 383,524	$ 934,009
Equity	$ 72,900	$ 157,500	$ 230,400

December 31, 2006	United States	Bermuda	Total
Income tax	$ 2,314	$ -	$ 2,314
Net earnings	$ 3,491	$ 17,041	$ 20,532
Assets	$ 509,552	$ 337,579	$ 847,131
Equity	$ 66,896	$ 129,254	$ 196,150

(12)	Commitments and Contingencies

At December 31, 2008 and 2007, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $2,000 for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration. Investments in the amount of $2,000 have been pledged as collateral to the issuing bank.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations. The term of the lease is eighty-six months, commencing on February 1, 2007 and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

2009	$ 1,507
2010	1,441
2011	1,339
2012	1,376
2013	1,162
Thereafter	275
Total	$ 7,100

(13)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Unpaid loss and loss adjustment expenses, January 1	$504,779	$ 439,670	$ 393,493
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	175,481	161,146	159,515

Net unpaid loss and loss adjustment expenses, January 1	329,298	278,524	233,978

Incurred related to:
Current year	104,752	88,973	89,731
Prior years	5,394	2,212	2,598

Total incurred	110,146	91,185	92,329

Paid related to:
Current year(1)	1,011	4,008	5,959
Prior years	45,124	36,403	41,824

Total paid	46,135	40,411	47,783

Net unpaid loss and loss adjustment expenses, December 31	393,309	329,298	278,524

Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	193,338	175,481	161,146

Unpaid loss and loss adjustment expenses, December 31	$586,647	$504,779	$439,670

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2008, 2007 and 2006 occurred in the following business lines:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Excess and Surplus Lines
Environmental	$ 5,202	$ 4,066	$ 56
Construction	-	(728)	2,425
Surety	-	(267)	(224)
	5,202	3,071	2,257
Alternative Risk Transfer
Programs	(1,913)	(115)	641
Runoff	2,105	(744)	(300)
Total	$ 5,394	$ 2,212	$ 2,598

The 2008 prior year adverse reserve development is primarily due to increased paid and case reserves related to accident years 2002 through 2006 for environmental contractor business written in New York. In 2008, the Company decided to exit the New York contractor business by non-renewing policies. The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the terrorist attack in New York on 9/11. The adverse development is partially offset by reserve decreases in specialty programs primarily related to the pest control program.

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased case reserves on 2004 action over claims written in New York and 2006 development on two large claims. This development was partially offset by decreases in construction, surety and the municipality business placed in runoff. Programs prior year benefit is reduced by $436 of prior year reserve development related to a commutation of a reinsurance treaty with a former program manager.

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

(14)	Stock Compensation

The Company’s incentive stock plan grants incentive stock options to employees. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. The Company’s options vest over a period of three to five years and expire ten years from the date of the grant. The 2007 Incentive Stock Plan was approved by the shareholders at the 2007 annual shareholders’ meeting on July 24, 2007 at which time the 1998 Incentive Stock Plan was terminated.

While options remain outstanding under the 1998 Incentive Stock Plan no new options will be granted pursuant to such plan. At December 31, 2008, 1,808,847 shares were available for future grants under the 2007 Incentive Stock Plan.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During 2008, the Company granted 47,850 shares of restricted stock at a weighted average grant price of $17.78. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $324 for the year ended December 31, 2008, and is reflected in net earnings under payroll and related expenses. There was no expense incurred during 2007 or 2006.

The Company applied the recognition and measurement principles of SFAS No. 123R, Share Based Payments, commencing in the first quarter of 2006. Compensation expense related to stock options of $779, $518 and $615 is reflected in earnings for the twelve months ended December 31, 2008, 2007 and 2006, respectively.

A summary of options activity for the year ended December 31, 2008 is as follows:

Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	727,150	$10.02
Granted	143,303	17.99
Exercised	(46,700)	10.03
Forfeited	(28,200)	15.80
Outstanding at December 31, 2008	795,553	$11.25	4.80	$2,788
Exercisable at December 31, 2008	566,083	$8.56	3.27	$2,788

The weighted average fair market value of options granted during 2008, 2007 and 2006 was $10.07, $10.81 and $9.43 respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006, was $382, $2,030 and $874, respectively.

A summary of the status of the Company’s non-vested share activity for the year ended December 31, 2008 is as follows:

Nonvested Options	Options	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	279,166	$ 7.21
Granted	143,303	10.07
Vested	(176,934)	5.56
Forfeited	(16,065)	10.34

Nonvested at December 31, 2008	229,470	$10.05

The fair value of each option granted during 2008, 2007 and 2006 was estimated on the grant date using the Black-Scholes multiple option approach with the following assumptions:

	2008	2007	2006

Expected volatility	36.36%	37.37%	37.97%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	10.00	10.00	10.00
Risk-free rate	4.50%	4.50%	3.50%

At December 31, 2008, there was $1,457 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $984, $339 and $414, respectively.

(15)	Litigation

The Company, through its subsidiaries, are routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

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

On May 18, 2007, the District Court of Appeals of the State of Florida, Fifth District, reversed the judgment against the Company. The Plaintiffs’ filed a motion for rehearing with the Appeals Court, which was denied by the Court on July 6, 2007. The Plaintiffs’ filed a motion for leave to amend their complaint with the trial court. On September 14, 2007, the trial court issued an order vacating its judgment against the Company, dismissing the Plaintiffs’ claims with prejudice and denying Plaintiffs’ motion for leave to amend. On October 9, 2007, the Plaintiffs’ appealed the denial of their motion for leave to amend. On February 7, 2008, the Plaintiffs filed their initial brief in support of their appeal and an oral argument was held in front of the Fifth District Court of Appeals on October 7, 2008. In November 2008, the Court of Appeals upheld the trial court’s denial of Plaintiff’s motion for leave to amend. This case is now concluded with no liability on the part of the Company.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2008 and 2007

(dollars in thousands except per share amounts):

2008	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$ 46,622	$ 56,556	$ 40,498	$ 48,646
Income (loss) before taxes	6,169	6,885	(4,116)	(8,597)
Net earnings (loss)	6,021	6,789	(4,295)	(8,205)
Comprehensive income (loss)	5,857	(2,971)	(16,379)	5,720
Net earnings per share:
Basic	$ 0.56	$ 0.64	$ (0.42)	$ (0.80)
Diluted	0.55	0.63	(0.42)	(0.80)

Common stock price ranges:
High	$21.06	$18.54	$16.97	$15.17
Low	16.00	14.38	12.58	6.10

2007	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$46,134	$47,629	$44,712	$42,488
Income before taxes	7,552	7,921	7,855	5,602
Net earnings	7,092	7,272	7,046	6,782
Comprehensive income	8,199	2,137	11,364	10,824

Net earnings per share:
Basic	$0.67	$0.69	$0.66	$0.63
Diluted	0.65	0.66	0.64	0.61

Common stock price ranges:
High	$19.44	$23.96	$24.21	$20.85
Low	17.82	18.95	18.21	17.45

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2008	2007
Assets Investment in subsidiaries	$ 205,765	$ 191,364
Other investments: Fixed maturity securities available-for-sale at fair value	6,422	18,611
Common stock at fair value	6,424	15,451
Short term investments	3,134	1,907
Secured note receivable from affiliate	2,500	2,500
Total other investments	18,480	38,469
Cash and cash equivalents	27	8
Accrued investment income	125	268
Other assets	111	954
Total assets	$ 224,508	$ 231,063

Liability and shareholders’ equity
Accounts payable and accrued expenses	$ 7,378	$ 594
Total liabilities	7,378	594

Preferred stock	100	100
Common stock	103	107
Additional paid in capital	100,645	106,208
Accumulated other comprehensive earnings, net	(3,209)	4,874
Retained earnings	119,491	119,180
Total shareholders’ equity	217,030	230,369
Total liabilities and shareholders’ equity	$ 224,508	$ 231,063

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Investment income	$ 853	$1,769	$1,754
Realized (losses) gains on sales of investments	(823)	124	91
Total Revenues	30	1,893	1,845

Expenses:
Operating expenses	2,866	2,572	1,942
Total Expenses	2,866	2,572	1,942
Net loss before equity in net earnings of subsidiaries	(2,836)	(679)	(97)
Equity in net earnings of subsidiaries	3,146	28,871	20,629
Net earnings	$ 310	$28,192	$ 20,532

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – STATEMENTS OF CASH FLOW

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$ (2,836)	$ (679)	$ (97)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities: Change in operating assets and liabilities:
Accrued investment income	143	12	(232)
Due from/to affiliate	7,143	-	(2,108)
Accounts payable and accrued expenses	(52)	128	842
Other, net	2,029	(983)	399
Net cash provided by (used in) operating activities	6,427	(1,522)	(1,196)

Cash flow from investing activities:
Decrease (increase) in investments	16,797	4,046	(22,309)
Investment in subsidiary	(14,873)	(2,350)	(30,000)
Increase in short term investments	(1,227)	(1,177)	(619)
Net cash provided by (used in) investing activities	697	519	(52,928)

Cash flow from financing activities:
Proceeds from secondary offering of common stock	-	-	53,277
Proceeds from exercised stock options	460	1,450	918
Stock repurchase payments	(7,565)	(512)	-
Net cash (used in) provided by financing activities	(7,105)	938	54,195

Net increase (decrease) in cash	19	(65)	71
Cash and cash equivalents, beginning of year	8	73	2
Cash and cash equivalents, end of year	$ 27	$ 8	$ 73

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Net earnings	$ 310	$ 28,192	$ 20,532

Other comprehensive (loss) income:

Unrealized (losses) gains on securities available-for sale	(21,967)	4,817	3,617

Unrealized losses on hedging transactions	(94)	(292)	(103)
Reclassification adjustment for realized losses (gains) included in net earnings.	14,074	307	(1,216)

Total other comprehensive (loss) income before income taxes.	(7,987)	4,832	2,298

Income tax expense related to items of other comprehensive income	96	499	207

Other comprehensive (loss) income	(8,083)	4,333	2,091

Total comprehensive (loss) income	$ (7,773)	$32,525	$ 22,623

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE III – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G		Column H	Column I	Column J
	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Net Unearned Premiums	Net Earned Premiums	Net Investment Income (1)	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Other operating expenses (1)	Net Premiums Written
						Current Year	Prior Years
2008
E&S: Environmental Construction Excess Products Liability Property Surety Healthcare
	$ 5,083	$ 72,983	$ 20,818	$ 34,026	$ -	$ 20,930	$5,202	$ 9,423	$ -	$ 34,372
	3,065	200,156	14,631	37,358	-	22,582	-	8,195	-	26,649
	(324)	1,642	630	789	-	471	-	(498)	-	5,549
	590	5,015	2,831	4,954	-	2,984	-	936	-	1,088
	597	2,228	2,620	4,905	-	3,105	-	1,060	-	5,900
	741	3,320	2,461	7,355	-	2,593	-	1,885	8,333
	306	1,863	4,607	3,588	-	1,866	-	475	-	7,955
	10,058	287,207	48,598	92,975	-	54,531	5,202	21,476	-	89,846
ART Programs	4,994	51,163	22,283	38,695	-	21,485	(1,913)	10,393	-	43,849
Assumed Re	3,119	40,913	15,260	42,544	-	28,765	-	11,615	-	45,913
Runoff	-	14,026	-	257	-	(29)	2,105	-	-	257
Total	$ 18,171	$393,309	$ 86,141	$174,471	$ 29,591	$ 104,752	$5,394	$ 43,484	$ 39,946	$ 179,865
2007
E&S Environmental Construction Excess Products Liability Property Surety	$4,839 4,739 85 395 359 390 10,807	$62,930 197,974 1,170 2,583 268 914 265,839	$20,472 25,342 329 2,236 1,625 1,482 51,486	$36,356 66,450 527 2,382 520 5,469 111,704	$ - - - - - -	$22,673 40,068 444 2,369 293 1,248 67,095	$ 4,066 (728) - - (267) - 3,071	$9,623 13,166 (481) 125 104 1,440 23,977	$ - - - - - -	$31,444 50,502 578 3,746 2,145 6,084 94,499
ART Programs	2,907	41,719	17,132	27,737	-	15,816	(115)	2,468	-	34,260
Assumed Re	3,117	6,453	11,890	9,352	-	6,463	-	2,427	-	21,242
Runoff	-	15,287	-	-	-	(401)	(744)	-	-	-
Total	$16,831	$329,298	$80,508	$148,793	$30,269	$88,973	$2,212	$28,872	$32,894	$150,001
2006
E&S
Environmental	$5,117	$51,316	$22,579	$35,235	$ -	$20,165	$ 56	$10,398	$ -	$37,746
Construction	7,544	179,282	41,288	88,612	-	56,398	2,425	16,555	-	92,530
Excess	(181)	726	278	532	-	319	-	(130)	-	670
Products Liability	(15)	424	871	653	-	456	-	122	-	1,524
Surety	213	174	867	2,566	-	898	(224)	569	-	3,042
Total	12,678	231,922	65,883	127,598	-	78,236	2,257	27,514	-	135,512
ART Programs	(275)	27,269	13,417	19,255	-	11,495	641	(52)	-	21,756
Runoff	-	19,336	-	-	-	-	(300)	-	-	-
Total al	$12,403	$278,527	$79,300	$146,853	$21,767	$89,731	$2,598	$27,462	$30,377	$157,268

(1) The Company does not allocate net investment income or other operating expenses to the various business segments.

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV – REINSURANCE

Years Ended December 31,

(dollars in thousands)

Property-Liability Insurance Premiums Earned	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

United States
December 31, 2008	$ 201,735	$ 69,808	$ -	$ 131,927	-%
December 31, 2007	$ 212,757	$ 73,316	$ -	$ 139,441	-
December 31, 2006	$ 222,257	$ 75,636	$ 135	$ 146,756	0.1

Bermuda
December 31, 2008	$ -	$ 5,545	$ 48,089	$ 42,544	113.0
December 31, 2007	$ -	$ -	$ 9,352	$ 9,352	100.0
December 31, 2006	$ -	$ -	$ -	$ -	-

Combined Total
December 31, 2008	$ 201,735	$ 75,353	$ 48,089	$ 174,471	27.6
December 31, 2007	$ 212,757	$ 73,316	$ 9,352	$ 148,793	6.3
December 31, 2006	$ 222,257	$ 75,636	$ 135	$ 146,756	0.1

See accompanying independent auditors’ report.