Form 10-K/A
period 2008-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2009-04-30
CIK 783603

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YesX No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

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

The number of shares of registrant’s common stock outstanding on March 31, 2009 was 10,318,998.

Documents Incorporated by Reference

None.

[The Remainder of this Page Intentionally Left Blank]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment’) to the Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant” or the “Company’) for the year ended December 31, 2008 filed on March 16, 2009 (the “Original Filing”) is being filed for the purpose of correcting information contained in Item 6. Summary Financial Data in the Original Filing and including the information required by Part III of Form 10-K.

Item 6. Selected Financial Data

The table on the following page sets forth selected consolidated financial data with respect to the Company for the periods indicated. The balance sheet and statement of operations data have been derived from the audited consolidated financial statements of the Company. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto included elsewhere in the Original Filing.

	Years Ended December 31

	2008	2007	2006	2005	2004
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross premiums written	$260,384	$218,370	$239,607	$234,058	$220,294
Net premiums written	179,865	150,001	157,268	138,515	131,664
Net premiums earned	174,471	148,793	146,756	137,580	136,300
Fee income earned	2,632	2,145	1,685	1,197	210
Net investment income	29,591	30,268	21,766	14,316	9,773
Net realized (losses) gains	(14,348)	(311)	1,190	(54)	208
Real estate sales	-	-	-	3,000	67,967
Total revenue	192,322	180,961	171,439	156,114	214,777
Losses and loss adjustment expenses incurred	110,146	91,184	92,329	84,406	93,503
Acquisition expenses	43,484	28,872	27,378	28,752	26,649
Payroll and other underwriting expenses	33,882	26,952	25,043	21,190	19,966
Real estate expenses	(2,747)	326	381	2,439	55,480
Earnings before income taxes	341	28,929	22,846	16,048	18,453
Net earnings	310	28,192	20,532	14,656	14,757
Net earnings per share:
Basic	$0.03	$ 2.65	$2.35	$2.18	$ 2.15
Diluted	$0.03	$ 2.56	$2.26	$2.05	$ 2.01
Common shares and common share equivalents used in computing net basic earnings per share	10,459	10,648	8,730	6,737	6,864
Common shares and common share equivalents used in computing net diluted earnings per share	10,686	10,997	9,095	7,164	7,343
Balance Sheet Data (at end of period):
Total investments, excluding real estate	$673,739	$617,211	$551,158	$415,497	$327,037
Total assets	1,026,364	934,009	847,131	694,999	583,204
Unpaid losses and loss adjustment expenses	586,647	504,779	439,673	393,493	321,038
Unearned premiums	122,259	111,459	115,198	97,983	93,082
Loans payable	38,932	38,646	38,139	37,810	13,019
Total liabilities	809,334	703,609	650,981	576,564	474,424
Total shareholders’ equity	217,030	230,400	196,150	118,435	108,780
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	63.1%	61.3%	62.9%	61.4%	68.6%
Expense ratio (2)	42.9%	36.1%	34.6%	36.3%	34.2%
Combined ratio (3)	106.0%	97.4%	97.5%	97.7%	102.8%

Other Data:
Return on average shareholders’ equity (4)	6.6%	13.5%	12.4%	13.0%	14.6%

Years Ended December 31

2008	2007	2006	2005	2004

Debt to total capitalization ratio (5)	15.2%	14.4%	16.3%	24.2%	10.7%
Net premiums written to equity (6)	0.8X	0.7X	0.8X	1.2X	1.2X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net premiums earned.
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

DIRECTORS

Cody W. Birdwell, age 56, has served as a director of the Company since 1986. Mr. Birdwell has been president of Houston Sunbelt Communities, L.C. in Houston, Texas, which is engaged in subdivision and mobile home community development and sales, since 1993.

David V. Brueggen, age 62, has served as a director of the Company since 1986, as Chairman of the Board of Directors since June 2007 and as Chairman of the Audit Committee since January 2008. Mr. Brueggen was the senior vice president of finance of Anson Industries, Inc. in Melrose Park, Illinois, which is engaged in drywall, acoustical and foam insulation contracting, prior to his retirement at December 31, 2007. Mr. Brueggen was employed by Anson Industries, Inc. since 1982. Previously, he was an audit manager with an international public accounting firm for 10 years. Mr. Brueggen is a certified public accountant.

Harris R. Chorney, age 57, has been a director of the Company since January 2009. Mr. Chorney is the founding principal of Holder & Wilcox, LLC, a retained executive search firm focusing on the human capital needs of the insurance industry founded in 2001. From 2000 to 2001, Mr. Chorney served as a managing director at KPMG Consulting and from 1983 to 2000 was Assurance Partner at KPMG LLP, serving as partner in charge of KPMG’s US insurance practice. Mr. Chorney was also a member of KPMG’s International Insurance and US Financial Services Leadership Committees from 1993 to 2000.

Stephen R. Crim, age 45, has been a director of the Company since 2002. Mr. Crim became President and Chief Executive Officer of the Company in 2003 and became President of the Company’s insurance and reinsurance operations in 2002. Prior to becoming President and Chief Executive Officer, Mr. Crim was responsible for all of the Company’s underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety Co. and The Hartford Insurance Co. between 1986 and 1990.

Lawrence I. Geneen, age 65, has served as a director of the Company since 2003. He is president and owner of an insurance risk management and strategic consulting firm in Scarsdale, New York. From 1999 to 2001, he was executive vice president and chief operating officer of American Management Association in New York, New York, which is engaged in management training and publishing. From 1997 to 1999, Mr. Geneen was a managing director of Marsh & McLennan, Inc. in New York, where he was responsible for global sales and client management leadership in its insurance brokerage business. From 1992 to 1997 he was a managing principal and shareholder of Johnson and Higgins, and from 1974 to 1992 he was employed in a number of executive sales positions and management positions in its insurance brokerage business.

Steven L. Groot, age 59, has served as a director of the Company since 2006. Mr. Groot served in various positions at Allstate Insurance Company in Northbrook, Illinois from 1970 to 2002, most recently as President of Direct Distribution and e-Commerce and as a member of its board of directors.

Frank D. Lackner, age 40, has been a director of the Company since 2004. Mr. Lackner served as a managing director of Fox-Pitt, Kelton in 2007 and currently is a founding partner of Lackner Capital Advisors, LLC, a consulting firm focused on the insurance industry. From 2001 to 2006, Mr. Lackner served as a managing director with Torsiello Capital Partners LLC in New York, New York, engaged in providing investment banking and financial advisory services to the global insurance and financial services industry. From 1998 to 2001, Mr. Lackner was co-founder and president of RiskContinuum, Inc., an online reinsurance exchange start-up venture established to facilitate reinsurance opportunities for insurance brokers, corporate risk managers, insurance and reinsurance companies, which has ceased operations. From 1993 to 1997, he was a vice president with Insurance Partners L.P., a private equity investment partnership specializing in financial services. From 1992 to 1993, Mr. Lackner was an assistant underwriter with Centre Reinsurance Companies, a subsidiary of Zurich Financial Services, engaged in finite risk reinsurance and insurance transactions. Prior to joining Centre Re, Mr. Lackner was an investment banking analyst in the insurance group at Donaldson, Lufkin & Jenrette Securities Corp. from 1990 to 1992. Mr. Lackner is a director of Greenlight Capital Re, Ltd.

Thomas W. Mueller, age 54, has served as a director of the Company since 1986. Mr. Mueller has been vice president of Cardinal Industrial Insulation Co., Inc. in Louisville, Kentucky, which is engaged in industrial insulation and asbestos and sound abatement, since 1975. Mr. Mueller also serves as a board member for Actors Theatre of Louisville.

Jerome D. Weaver, age 55, has served as a director of the Company since 2001. Mr. Weaver has been chief executive officer of Specialty Systems, Inc. in Indianapolis, Indiana, which is engaged in general construction and asbestos abatement, since 1996. He has been employed by Specialty Systems, Inc. since 1989.

EXECUTIVE OFFICERS

The following summarizes the business experience over the last five years of the Company’s executive officers, other than Mr. Crim, whose business experience is described above under ‘DIRECTORS.’

Guy Cloutier, age 57, has served as Senior Vice President & Chief Actuary of the Company’s Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd., since 2007. Prior to joining American Safety Reinsurance, Ltd., Mr. Cloutier was the President and Sole Owner of Ordinance Holdings, Ltd., a Bermuda-based company engaged in actuarial consulting and reinsurance brokerage, formed in 2003.

Randolph L. Hutto, age 60, has served as General Counsel and Secretary of the Company since September 2006. Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed health care claims processing and information management company, from April 2004 to January 2006, and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

Joseph D. Scollo, Jr., age 43,has served as Executive Vice President and Chief Operating Officer of the Company since January 2006. Mr. Scollo served as Executive Vice President of the Company since January 2003 and as Senior Vice President - Operations from 1998 until January 2003. Previously, Mr. Scollo served as Senior Vice President - Operations of United Coastal Insurance Company in New Britain, Connecticut from 1989 until 1998. Mr. Scollo has over 18 years of experience in the insurance industry. Mr. Scollo holds a certified public accountant certificate.

Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own 10% or more of the registered class of the Company’s equity securities to file with the

SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. SEC regulations require that such directors, officers and 10% or more shareholders furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all directors, officers or 10% shareholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2008.

CORPORATE GOVERNANCE

Audit Committee of the Board of Directors

The Board of Directors has established an audit committee composed of independent directors and which reviews the scope of the Company’s audit, recommends to the shareholders the engagement of the independent registered public accounting firm, and reviews such firm’s reports. The audit committee operates pursuant to a written charter, a copy of which is available on our website, www.amsafety.comin the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the audit committee are Messrs. Brueggen (chairman), Chorney and Weaver. The Board of Directors has determined that each member of the audit committee is financially literate. The Board of Directors has also determined that each of Mr. Brueggenand Mr. Chorney is qualified as an “audit committee financial expert” within the meaning of the SEC regulations, and therefore, meets the requirement under the New York Stock Exchange listing standards that at least one member of the audit committee have accounting or related financial management expertise. The Company’s independent registered public accounting firm reports directly to the audit committee, which controls their engagement. The audit committee pre-approves the provision of all audit and non-audit related services by the Company’s independent registered public accounting firm and meets with management and the accounting firm at each audit committee meeting in separate executive sessions, if deemed necessary, to review the Company’s financial statements and significant findings based on the auditor’s review processes. The audit committee has also established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters. The audit committee held five meetings during 2008. The audit committee is responsible for reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof, reviewing the annual independent audit of the Company's financial statements, reviewing the Company's systems of internal accounting and financial controls and reviewing and monitoring the internal audit process and internal audit results. However, the audit committee is not responsible for planning or conducting the audit or for determining whether the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Nor is the audit committee responsible for ensuring that the Company complies with all laws and regulations and its Code of Business Conduct and Ethics.

Code of Business Conduct and Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics in accordance with rules of the SEC and the New York Stock Exchange listing standards applicable to all directors, officers and employees, including the principal executive officers, principal financial officers, principal and senior accounting officers or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. The Company’s Code of Business Conduct and Ethics is available on our website, www.amsafety.com in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section. Shareholders may request a printed copy of the Code of Business Conduct and Ethics, free of charge, upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

Corporate Governance Guidelines

The Company is committed to having sound corporate governance practices, and the Board of Directors has adopted Corporate Governance Guidelines that provide a framework for the governance of the Company. The Board of Directors reviews these guidelines periodically and monitors developments in the area of corporate governance. Our Corporate Governance Guidelines are available on our website, www.amsafety.com in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section. Shareholders may request a printed copy without charge upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

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

General Philosophy. We compensate our senior management through a combination of base salary, bonus and equity compensation that we design to be competitive with comparable employers and to align our management’s incentives with the long-term interests of our shareholders. The purpose of our compensation program generally is to develop and implement a fair, consistent and competitive program, which will attract, motivate and retain highly qualified talent. The Committee views the compensation program as a management tool that, through the setting of goals and objectives, encourages management to achieve or exceed the Company’s business objectives. In making compensation decisions, we establish target overall cash compensation and then allocate that compensation among base salary and bonus. We then determine what level, if any, of equity compensation is appropriate. At the senior management level, we design incentive compensation to reward company-wide performance by tying awards to the achievement of goals and objectives which relate to (i) our performance in such areas as growth and return on equity, (ii) individual performance and (iii) business unit performance, as discussed below underAnnual Cash Bonuses andEquity Compensation. The compensation for each of our named executive officers (“NEOs”) consists of a base salary, an annual bonus opportunity, stock options, restricted stock awards, health insurance and other benefits and perquisites.

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

Targeted Overall Compensation for 2008. The goal of our comprehensive compensation program is to fairly compensate our executives in a manner to be competitive with comparable employers and to align our executives’ incentives with the short term operational and financial success of the Company and the long-term interests of our stockholders. Our compensation programs will support management’s goal of hiring, retaining and rewarding qualified executives who embrace the Company’s mission of providing innovative insurance solutions for specialty risks in underserved markets and who are committed to providing continuing value to our stockholders. All of our compensation programs are strategy-focused, competitive and, where appropriate, may include supplemental and perquisite programs.

Going forward, base compensation generally will be established at a level competitive with a defined peer group but in no event less than the 50th percentile of peer data. Total direct compensation will be targeted at the 75th percentile when targeted goals are achieved. Generally the goal for direct compensation of senior executives will be 50% for base salary, 25% for annual cash bonus and 25% for long-term equity. Executives will be eligible for annual performance-based salary adjustments if they achieve pre-established performance goals and objectives.

Where appropriate, executives will be selected to participate in the Company’s supplemental or perquisite programs, depending upon comparable data, retention value of the executive and cost to the Company.

Our Chief Executive Officer, Chief Financial Officer and the three other executive officers of the Company who received a combined salary and bonus in excess of $100,000 during 2008 (our “NEOs”) include Stephen R. Crim, William C. Tepe, Joseph D. Scollo, Jr., Randolph Hutto and Guy Cloutier. Mr. Tepe resigned from the Company on March 31, 2009.

With respect to Stephen R. Crim, our President and Chief Executive Officer, we considered Mr. Crim’s responsibilities and his contributions to the Company’s operating results during his tenure in establishing his targeted overall compensation for 2008. Although we do take into consideration compensation levels at similar or peer companies, we did not perform a formal survey of those levels nor did we retain a compensation consultant to advise us with respect to compensation levels for 2008. Given our size and what we consider modest levels of compensation, we did not believe that the benefits of these processes justify the cost. Rather we subjectively assessed the appropriate areas of compensation levels. We followed a similar process when establishing targeted compensation for our other NEOs, Joseph D. Scollo, Jr., our Executive Vice President and Chief Operating Officer, William C. Tepe, our Chief Financial Officer, and Randolph Hutto, our General Counsel and Secretary, and Guy Cloutier, the Senior Vice President of our reinsurance subsidiary. The Chief Executive Officer reviews the other NEO’s performance and makes compensation recommendations to the Committee, which are reviewed by the Committee in light of the overall compensation.

Base Salaries. The base salaries for our NEOs during the year ended December 31, 2008, were established by contract in the case of each of Messrs. Crim, Scollo, Tepe and Hutto, and by considering his performance and contribution to the Company and his business responsibilities in the case of Mr. Cloutier. These amounts reflect levels that we concluded were appropriate based on our general experience. Our base salaries are intended to be competitive with base salaries paid by other similar insurance companies to executives with similar qualifications, experience and responsibilities, although we do not follow a formal practice in this regard. The Committee periodically discusses salary recommendations with the Chief Executive Officer with regard to other Company executive officers. These salary recommendations are generally based on an evaluation of the individual’s performance of the position held, the Company’s operating results, and the individual’s contribution to the Company’s operating results.

The compensation of our Chief Executive Officer, Stephen R. Crim, Executive Vice President and Chief Operating Officer, Joseph D. Scollo, Jr., Chief Financial Officer, William C. Tepe, and General Counsel, Randolph L. Hutto, are governed primarily by employment agreements, the material terms of which are more specifically described below under Employment Agreements. These employment agreements provide for a base salary of $420,000 for Mr. Crim, $345,000 for Mr. Scollo, $315,000 for Mr. Tepe and $308,850 for Mr. Hutto effective as of August 1, 2007, subject to annual review and adjustment. Compensation, including base salary and bonus opportunity, for Mr. Cloutier was based on a determination by the Chief Executive Officer, discussed with and approved by the Committee. The base salaries for Messrs. Crim, Scollo, Tepe, Hutto and Cloutier in 2008 were $420,000.00, $368,765.58, $322,245.39, $317,036.33 and $350,000.00, respectively.

2008 Long-Term Incentive Plan. In 2007, the Committee retained the Lockton Benefits Group to review the Company’s compensation programs. Based on the results of this review, the Compensation Committee adopted the 2008 Long-Term Incentive Plan (the “LTIP”). Commencing with calendar 2008, the Committee has implemented this comprehensive, long-term incentive compensation program. The LTIP is administered by our Human Resources Department, with input from the Chief Executive Officer and the Committee.

The LTIP is designed to compensate and retain those executives and key employees that contribute most to driving revenue and profitability. This philosophy represents a modification from prior year plans, which were more focused on title than revenue and profitability. Under the 2008 structure, there are 3 groups eligible for stock awards or stock options in addition to a cash bonus. All NEOs are in Group 1 and are eligible to receive stock options, restricted stock grants and annual performance-based cash bonus awards. Restricted stock awards are designed as an aid in retention of personnel and are not directly tied to performance. Restricted stock vests 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award. The stock options are designed to reward long term performance and vest on the third anniversary of the grant date.

The incentive payouts generally applicable to NEOs based on meeting established targets, expressed as a value % of the NEO’s base salary, include 40% cash bonus, 25% stock options and 15% restricted stock awards. The targets are established each year. The Committee reserves the right to modify the bonus payout terms of the LTIP for select individuals deemed to contribute most to the Company’s financial performance. Any modifications to the bonus payouts as described above will be at the sole discretion of the Committee based upon recommendations made by the Chief Executive Officer and based on the individual’s contributions to the Company’s financial performance.

The cash bonus portion of the LTIP is designed to reward short term performance, and is distributed based on a combination of achieving annual financial targets and established qualitative goals. For 2008, weighting of 30%/70% for growth verses profitability was used as respects financial targets, but a portion of the bonus is based upon achievement of other personal and qualitative goals established annually. Our NEOs receive 80% of their cash bonus based on meeting certain corporate financial goals and 20% of their cash bonus based on meeting certain personal and qualitative goals.

To reward NEOs for achieving optimal results, leverage ratios apply to performance bonus amounts for exceeding or missing financial targets. The following leverage ratios apply to the cash bonus portion under the LTIP:

% ACHIEVED OF TARGET	LEVERAGE RATIO
120%	150%
110%	120%
100%	100%
90%	50%

The following table provides an overview of the total incentive compensation under the LTIP, consisting of cash bonus, stock options and restricted stock awards, that participants may receive depending on the level of achievement of established targets. For example, if 100% of the target is reached for the three year period, NEOs would receive a cash bonus of 40% of salary, stock options equal to 25% of salary, and a restricted stock award equal to 15% of salary, for total incentive compensation under the LTIP for that year of 80% of salary:

TARGET BONUS	BONUS AT 110% OF TARGET	BONUS AT 120% OF TARGET	BONUS AT 90% OF TARGET
80%	93%	112.5%	47.5%

Note that the information in the table above represents the total incentive compensation, including cash, restricted stock and stock options, and is expressed as a % of the NEO’s base salary.

Annual Cash Bonuses. For 2008, each NEO was eligible for an annual cash bonus under the LTIP. Cash bonus awards to our NEOs under the LTIP are based on the achievement of goals and objectives established by the Committee which relate to (i) our performance in such areas as premium growth and return on equity and (ii) individual performance. As management responsibility increases, the bonus potential increases and goals and objectives are more heavily weighted toward overall Company performance. The goals and objectives were established by the Committee in January 2008 and consisted primarily of targets for premium growth, profitability, return on equity, strategic planning and operational efficiency. The Committee established goals and objectives for 2009 in January 2009. These goals and objectives for 2009 are similar to those established for 2008, with components for profitability, strategic planning, and realization of certain operational efficiencies.

Due to the performance of the Company for the year ended December 31, 2008, Messrs. Crim, Scollo, Tepe, Hutto, and Cloutier received no cash bonuses.

Equity Compensation. The Committee believes strongly that equity-based awards are an integral part of total compensation for employees with significant responsibility for our long-term results. Incentive stock options and nonqualified stock options that are tied to corporate performance provide an effective means of delivering incentive compensation and also encourage stock ownership on the part of management. As part of our compensation program, each NEO was eligible for a stock option grant and a restricted stock award pursuant to the LTIP.

All options and restricted stock awards granted under the LTIP are issued under the Company’s 2007 Incentive Stock Plan (the “2007 Plan”) approved by our shareholders in June 2007. The 2007 Plan is intended to further the interests of the Company and its shareholders by attracting, retaining and motivating officers, employees, consultants and advisors to participate in the long-term development of the Company through stock ownership and is the successor plan to the 1998 Incentive Stock Option Plan (the “1998 Plan”). The 2007 Plan defines the incentive arrangements for eligible participants and authorizes the granting of incentive stock options, nonqualified options, restricted stock awards and other forms of equity compensation, which may be made subject to the discretion of the Committee and, for annual awards, are generally made in conjunction with the achievement of the goals and objectives detailed in the LTIP as discussed above. The Committee is authorized to determine the terms and conditions of all option grants, subject to the limitations set forth in the 2007 Plan. In accordance with the terms of the 2007 Plan, the option price per share will not be less than the fair market value of the common shares on the date of grant, the term of any options granted may be no longer than ten years and there may or may not be a vesting period before any recipient may exercise any of those options. The rights of recipients receiving these stock options generally vest equally over three years, beginning with the first anniversary date of grant. All options expire ten years from the date of grant, unless sooner exercised. However, in some instances, particularly with initial option grants to new key employees, the options vest 100% on the fifth anniversary of the grant date. Generally, the vesting of options issued under either the 1998 Plan or the 2007 Plan is accelerated in the event of a change in control of the Company.

With the exception of significant promotions and new hires, we generally make these types of awards at a meeting of the Committee each year following the availability of the financial results for the prior year and prior to March 15. The 2008 grant awards discussed below were made at the Committee’s meeting on March 4, 2008. This timing was selected because it enabled us to consider the Company’s prior year performance, the performance of the potential recipients and our expectations for future years. The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. During the year ended December 31, 2008, 135,303 total options, valued at $1,358,442.12, were granted pursuant to the 2007 Plan (calculated by using fair market value on dates of grant).

Pursuant to their employment agreements, each of Messrs. Crim, Scollo, Tepe and Hutto is eligible to participate in all Company equity plans.  Under the LTIP, all NEOs are eligible to receive awards under the 2007 Plan.  In 2008, Mr. Crim, Mr. Scollo, Mr. Tepe and Mr. Hutto were granted options valued at $320,898.48 ($220,498.48 incentive based and $100,400.00 discretionary), $256,421.60 ($181,121.60 incentive based and $75,300.00 discretionary), $193,430.64 ($118,130.64 incentive based and $75,300.00 discretionary) and $166,011.40 ($115,811.40 incentive based and $50,200.00 discretionary), respectively, under the 2007 Plan. These grants were made on March 15, 2008 at an exercise price of $17.95 per share and vest ratably over three years.  As a part of his overall compensation package, Mr. Cloutier received an annual grant with respect to 2,500 shares under the 2007 Plan valued at $25,100.00 and with an exercise price of $17.95 per share, vesting ratably over a three year period.  In 2008, Mr. Crim, Mr. Scollo, Mr. Tepe, Mr. Hutto and Mr. Cloutier were granted Restricted Stock Awards valued at $46,987.20, $28,945.32, $26,425.28, $25,913.24 and $19,578.00, respectively, under the 2007 Plan.

Severance Benefits. We believe that companies should provide reasonable severance benefits to certain of their employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. They should also disentangle the Company from the former employee as soon as possible. We do not have a general severance plan in place but severance benefits are detailed in their respective employment agreements for certain of our NEOs, as detailed in the section entitled “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plans The Company offers its employees a “safe harbor 401(k) plan” (the “401(k) Plan”). All employees are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may elect to defer up to 92% of their compensation each year in lieu of receiving such amount in cash. However, a participant’s total deferral each year is subject to dollar limitations that are set by law. For 2008 the limit was $15,500. This limit may be increased after 2008 for cost of living changes. In addition, participants over age 50 may elect to defer additional amounts, referred to as catch-up contributions, of up to $5,500 in 2008. In order to maintain the safe harbor status of the 401(k) Plan, the Company contributes the total amount of each participant’s salary deferrals each plan year and makes a safe harbor matching contribution equal to 100% of the participant’s salary deferrals that do not exceed 3% of the participant’s compensation and 50% of the amount between 3% and 5% of the compensation. A participant is always 100% vested in amounts attributable to his or her salary deferrals. Matching contributions vest 20% per year of service beginning with the second year of service with the Company.

Change in Control. Each of the 1998 Plan and the 2007 Plan provides for the immediate vesting of all options in the event of a change in control of the Company. However the Company has no change in control program in place and none of the current employment agreements with senior executives provide for any separate benefits solely in connection with a change in control, although severance benefits are enhanced in the event of a termination after or in connection with a change in control, as discussed in the section entitled “Potential Payments Upon Termination or Change In Control.”

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

The value of perquisites and other benefits received by our NEOs for 2008 are shown in the Summary Compensation Table under the heading of “All Other Compensation.”

Stock Ownership Guidelines. The Company does not have established stock ownership guidelines for any of its officers. The Company believes that its awards under the LTIP sufficiently align the interests of its officers with those of its shareholders.

Employment Agreements. Stephen R. Crim was employed by the Company as its Chief Executive Officer pursuant to an employment agreement dated March 21, 2005, the term of which commenced on January 1, 2005. Effective August 1, 2007, Mr. Crim executed a new employment agreement approved by the Compensation Committee (the “Crim Agreement”) and superseding the March 21, 2005 agreement. The Crim Agreement provides for an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal at least 120 days prior to the expiration of the initial or then current renewal term. The Crim Agreement provides for a base salary for Mr. Crim in 2007 of $420,000, which may be increased pursuant to a merit increase at each annual performance evaluation. In addition Mr. Crim is eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors, pursuant to the Company’s LTIP. Mr. Crim is also eligible to participate in all Company stock option plans, including the 2007 Plan. The Crim Agreement provides for a monthly automobile allowance of $1,000, up to $25,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Crim’s life or reimbursement for the cost of a supplemental long-term disability policy. The Crim Agreement further provides that Mr. Crim will be entitled to the same perquisites and fringe benefits on a basis no less favorable than any other senior executive of the Company.

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

Under each of the employment agreements, Messrs. Crim, Scollo, Tepe and Hutto (the “Executives”) have each agreed not to reveal, divulge, or disclose any confidential information and will not use or make use of any confidential information during the employment period plus the longer period of 12 months from termination or the end of each applicable severance period (the “Restricted Period”). Additionally, the Executives have each further agreed not to transmit or disclose any trade secret or make use of any such trade secret for himself or for other without the prior written consent of the Company for any time throughout the terms of the employment agreements and after termination of the employment agreements. The Executives have also agreed not to solicit or induce any protected employees to terminate their employment relationship with the Company or to enter into employment with any other person during the Restricted Period. The Executives have each agreed not to solicit, divert, take away or attempt to solicit, divert or take away any of the Company’s protected customers with whom they may have had contact on the Company’s behalf during the twelve (12) months immediately preceding the termination without the Company’s prior written consent. The Executives will not seek or obtain a competitive position in the restricted territory with a competitor during the Restricted Period without the prior written consent of the Company.

Each of the respective employment agreements also provides for certain termination provisions for Messrs. Crim, Scollo, Tepe and Hutto, which are further discussed in the section entitled “Potential Payments Upon Termination or Change In Control.”

Executive Compensation

The following table sets forth information regarding the annual compensation paid our NEOs for services rendered to the Company during the years ended December 31, 2007 and 2008:

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($) (2)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(i) (3)	(j)
Stephen R. Crim	2007	408,233	140,000	-	106,600	46,825	701,658
CEO/President	2008	420,000	-	46,987	320,898	47,674	835,559
Joseph D. Scollo, Jr.	2007	345,000	120,000	-	79,950	38,394	583,344
COO/Exec. VP	2008	368,766	-	28,945	256,422	40,197	694,330
William C. Tepe(1)	2007	315,000	105,000	-	79,950	17,400	517,350
CFO	2008	322,245	-	26,425	193,431	38,530	580,631
Randolph Hutto	2007	308,850	65,631	-	21,320	16,691	412,492
Secretary/General Counsel	2008	317,036	-	25,913	166,011	45,444	554,404
Guy Cloutier	2007	116,667	95,000	-	-	111,188	322,855
	2008	358,333	-	19,578	25,100	291,206	694,217

(1) Mr. Tepe resigned from the Company effective March 31, 2009.

(2) “Option Awards” dollar amount is calculated by using the fair market value of the option on the dates of grant as described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders as of December 31, 2008.

(3) “All Other Compensation” includes amounts paid for car allowances, the Company’s contribution to each individual’s 401(k) plan, amounts expended for annual insurance premiums and other perquisites, amounts for spouses’ air travel and, in the case of Mr. Cloutier, a housing allowance. The specific components are shown in the table below:

Named Executive Officer	Year	Car Allowance ($)	401(k) Contributions ($)	Payments for Annual Insurance Premiums ($)	Spousal Air Travel ($)	Housing Allowance ($)	Dues Reimbursement ($)
Stephen R. Crim	2008	12,000	9,200	25,000	1,080
	2007	12,000	9,000	25,000	825
Joseph D. Scollo, Jr.	2008	9,000	9,200	22,477	1,997
	2007	9,000	9,000	20,000	394	-
William C. Tepe	2008	8,400	9,200	20,930	-
	2007	8,400	9,000	-	-	-
Randolph L. Hutto	2008	-	9,200	27,880	1,864	-	6,500
	2007	-	9,000	-	1,191	-	6,500
Guy Cloutier	2008	-	-	-	-	180,000
	2007	-	-	-	-	60,000

Grants of Plan-Based Awards

The following table sets forth information with respect to the stock options granted to the NEOs during the years ended December 31, 2007 and 2008:

GRANTS OF PLAN BASED AWARDS
								All	All
								Other	Other
		Estimated Future Payouts			Estimated Future Payouts			Stock	Option
		Under Non-Equity Incentive			Under Equity Incentive			Awards:	Awards:
		Plan Awards			Plan Awards			Number	Number	Exercise
								of	of	or Base
								Shares	Securities	Price of
								of Stock	Underlying	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sr)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Stephen R. Crim	3/15/2007(1) 3/15/2008(2)	84,000	168,000	252,000	7,321	14,641	21,962	4,680	10,000 10,000	19.05 17.95
Joseph D. Scollo, Jr.	3/15/2007(1) 3/15/2008(2)	73,753	147,506	221,259	6,013	12,027	18,040	2,883	7,500 7,500	19.05 17.95
William C. Tepe	3/15/2007(1) 3/15/2008(2)	64,449	128,898	193,347	3,922	7,844	11,766	2,632	7,500 7,500	19.05 17.95
Randolph Hutto	3/15/2007(1) 3/15/2008(2)	63,407	126,815	190,222	3,845	7,690	11,535	2,581	2,000 5,000	19.05 17.95
Guy Cloutier	3/15/2007(1) 3/15/2008(2)	71,667	143,333	215,000	-	-	-	1,950	2,500	17.95

(1) Bonuses awarded for 2007 were discretionary and not based on an Incentive Plan.

(2) No bonuses were awarded for 2008.

Outstanding Equity Awards at Year End

The following table sets forth the outstanding option and stock awards held by the NEOs as of December 31, 2008:

	Option Awards					Stock
						Awards
			Equity
			Incentive
			Plan
			Awards:
	Number	Number	Number			Number
	of	of	of			of Shares
	Securities	Securities	Securities			or Units
	Underlying	Underlying	Underlying			of Stock
	Unexercised	Unexercised	Unexercised			That Have
	Options	Options	Unearned	Option	Option	Not
	(#)	(#)	Options	Exercise	Expiration	Vested
Name	Exercisable	Unexercisable	(#)	Price	Date	(#)

(a)	(b)	(c)	(d)	(e)	(f)	(g)
Stephen R. Crim	35,000 (1)	-		9.50	2/19/09	4,680
CEO/President	23,000 (1)	-		6.00	6/23/10
	20,000 (1)	-		8.85	1/18/12
	12,000 (1)	-		6.75	1/30/13
	95,000 (2)	-		8.57	6/19/13
	18,000 (1)	-		13.67	1/21/14
	6,666 (1)	3,334		16.40	3/15/16
	3,333 (1)	6,667 (1)		19.05	3/15/17
	-	10,000 (1)		17.95	3/15/18
	-	21,962 (3)		17.95	3/15/18
Joseph D. Scollo, Jr.	10,000 (1)	-		9.50	2/19/09	2,883
COO/Exec. VP	7,000 (1)	-		6.00	6/23/10
	12,000 (1)	-		8.85	1/18/12
	11,000 (1)	-		6.75	1/30/13
	50,000 (2)	-		8.57	6/19/13
	12,000 (1)	-		13.67	1/21/14
	5,000 (1)	2,500		16.40	3/15/16
	2,500 (1)	5,000		19.05	3/15/17
	-	7,500 (1)		17.95	3/15/18
	-	18,040 (3)		17.95	3/15/18
William C. Tepe (4)	-	25,000 (2)		16.18	11/14/15	2,632
CFO	2,500 (1)	5,000		19.05	3/15/17
	-	7,500 (1)		17.95	3/15/18
	-	11,766 (3)		17.95	3/15/18
Randolph Hutto	-	10,000 (2)		17.80	9/6/16	2,581
Sec./Gen. Counsel	666 (1)	1,334		19.05	3/15/17
	-	5,000 (1)		17.95	3/15/18
	-	11,535 (3)		17.95	3/15/18
Guy Cloutier	-	2,500 (1)		17.95	3/15/18	1,950
Sr. Vice President

(1) The options have a three-year vesting schedule, pursuant to which the shares underlying the options shall vest in one-third increments on each of the first three anniversaries from the date of grant.

(2) The options cliff vest on the fifth anniversary from the date of grant.

(3) The options cliff vest on the third anniversary from the date of grant.

(4) Mr. Tepe resigned from the Company effective March 31, 2009 and all of his options were forfeited.

Option Exercises and Stock Vested

The following table sets forth the options exercised and stock vested by the NEOs during the year ended December 31, 2008:

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Stephen R. Crim	25,000	$204,250	-	-
CEO/President	-	-	-	-
Joseph D. Scollo, Jr.	-	-		-
COO/Exec. VP	-	-	-	-
William C. Tepe	-	-	-	-
CFO	-	-	-	-
Randolph L. Hutto	-	-	-	-
General Counsel	-	-	-	-

Pension Benefits

The Company does not have or provide any supplemental executive retirement plan or similar plan that provides for specified retirement payments or benefits.

Nonqualified Deferred Compensation

The Company does not have or provide any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change In Control

There are no specified payments accruing to the benefit of Mr. Cloutier upon such termination as a result of a contract, agreement, plan or arrangement between Mr. Cloutier and the Company. Because of their employment agreements, Messrs. Crim, Scollo, Tepe and Hutto are eligible for certain benefits in the event of termination of their employment as more specifically discussed below. The amount of potential payments to each such NEO is dependent upon the nature of the termination as discussed below. The amounts of potential payments as referenced in the table assume that such triggering event was effective as of December 31, 2008. The actual amounts to be paid out upon termination or change in control can only be determined at the time of such event.

For purposes of this discussion, “Executive” refers to each of Messrs. Crim, Scollo, Tepe and Hutto and:

(1)          “Cause” means (i) the continued failure of Executive to perform substantially Executive’s duties with the Company (other than any such failure resulting from incapacity due to physical or mental illness, and specifically excluding any failure by Executive, after reasonable efforts, to meet performance expectations), after a written demand for substantial performance is delivered to Executive by the Board which specifically identifies in detail the manner in which the Board believes that Executive has not substantially performed Executive’s duties, (ii) any act of fraud, misappropriation, embezzlement or similar dishonest or wrongful act by Executive, (iii) Executive’s abuse of alcohol or any substance which materially interferes with Executive’s ability to perform services on behalf of the Company, (iv) Executive’s conviction for, or plea of guilty or nolo contendere to, a felony, (v) Executive’s acceptance of employment with an employer other than the Company or any affiliate or subsidiary of the Company, or (vi) Executive’s conviction for any crime of moral turpitude.

(2)          “Good Reason” means (i) a reduction by the Company in Executive’s base salary or benefits as in effect on the Effective Date or as the same may be increased from time to time, unless a similar reduction is made in salary or benefits of substantially all senior executives of the Company (or any of its affiliates and any of their respective subsidiaries with respect to which the Company exerts control over compensation policies); (ii) the Company’s requiring Executive, without his consent, to be based at any office or location other than in the greater metropolitan area of the city in which his office is located at the Effective Date; or (iii) the Company’s changing the reporting structure so that Executive no longer reports directly to the Board.

(3)          “Poor Performance” means the failure of Executive to meet reasonable and achievable performance expectations (other than any such failure resulting from incapacity due to physical or mental illness); provided, however, that termination for Poor Performance will not be effective unless at least 30 days prior to such termination Executive has received written notice from the Board which specifically identifies the manner in which the Board believes that Executive has not met performance expectations and Executive has failed after receipt of such notice to resume the diligent performance of his duties to the satisfaction of the Board.

Prior to or More than 24 Months after Change in Control.

Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason; or Expiration of Executive’s Employment Period:

If the Company terminates any of the Executive’s employment other than for Poor Performance, Cause or Disability or any of the Executives terminates his employment for Good Reason within 90 days after the event of occurrence of the event causing the Good Reason or the Executive’s employment period expires, such Executive shall be entitled to:

•

the sum of the base salary through the date of termination and any accrued vacation pay to the extent not yet paid to be paid in a lump sum within 30 days after the date of termination (the “Accrued Obligations”).

•

an amount equal to the longer of 18 months base salary or the remaining term of the employment period from the date of termination, to be paid in equal semi-monthly or other installments as are customary under the Company’s payroll practices (the “Normal Severance Period”).

•	COBRA continuation coverage during the Normal Severance Period.

•

a cash sum in an amount equal to 100% of his bonus opportunity (prorated through the date of termination) adjusted according to his year-to-date performance at the date of termination to be paid in a lump sum within 30 days after the date of termination.

•	all grants of restricted stock, restricted stock units and similar stock-based awards, which will become immediately vested as of the date of termination.

•

all options, stock appreciation rights and similar stock-based awards that would have become vested within the 24 month period following the date of termination had the Executive remained employed will become immediately vested and exercisable as of the date of termination.

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date; the 90th day following the end of the Normal Severance Period; or 10 years from the date of grant.

Termination by the Company for Poor Performance:

If the Company terminates any of the Executive’s employment for Poor Performance, such Executive shall be entitled to:

•	payment of the Accrued Obligations to be paid in a lump sum within 30 days after the date of termination.

•	an amount equal to 12 months base salary, to be paid in equal semi-monthly or other installments as are customary under the Company’s payroll practices (the “Poor Performance Severance Period”).

•	COBRA continuation coverage during the Poor Performance Severance Period.

•

all grants of restricted stock, restricted stock units and similar stock-based awards that would have become vested within the 12 month period following the date of termination had the Executive remained employed, which will become immediately vested as of the date of termination.

•

subject to specific approval of the Committee, all options, stock appreciation rights and similar stock-based awards that would have become vested within the 12 month period following the date of termination had the Executive remained employed will become immediately vested and exercisable as of the date of termination.

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date; the 90th day following the end of the Poor Performance Severance Period; or 10 years from the date of grant.

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

•

an amount equal to 36 times the monthly base salary to be paid in a lump sum within 30 days after the date of termination if the change in control qualifies as a change in ownership or effective control of the Company; otherwise, payment will be made in equal semi-monthly or other installments as are customary under the Company’s payroll practices

•	COBRA continuation coverage for up to 18 months after the date of termination.

•

a cash sum in an amount equal to 100% of his bonus opportunity (prorated through the date of termination) adjusted according to his year-to-date performance at the date of termination to be paid in a lump sum within 30 days after the date of termination.

•	all grants of restricted stock, restricted stock units and similar stock-based awards, which will become immediately vested as of the date of termination.

•	all options, stock appreciation rights and similar stock-based awards will become immediately vested and exercisable as of the date of termination.

•

all options that are vested but unexercised which will remain exercisable through the earlier of the original expiration date; the 90th day following the end of the 36 month period beginning on the date of termination; or 10 years from the date of grant.

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

                The following tables set forth the estimated potential payments that would be made to each of the NEOs upon termination or change in control as described above, assuming termination of employment or the change in control took place on December 31, 2008:

Prior to or More Than 24 Months after a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason Expiration of Executive’s Employment Period ($)	Termination for Poor Performance ($)
Stephen R. Crim	Payment(1)	1,102,500	437,500
	Bonus(2)	168,000	-
	COBRA(3)	21,471	21,471
	Restricted Stock Awards(4)	61,823	15,456
	Options(5)	901,200	901,200(6)
	Total	2,254,994	1,375,627
Joseph D. Scollo, Jr.	Payment(1)	968,010	384,131
	Bonus(2)	114,506	-
	COBRA(3)	21,202	21,202
	Restricted Stock Awards(4)	38,084	9,521
	Options(5)	442,950	442,950(6)
	Total	1,584,752	857,804
William C. Tepe(9)	Payment(1)	845,894	335,672
	Bonus(2)	128,898	-
	COBRA(3)	21,598	21,598
	Restricted Stock Awards(4)	34,769	8,692
	Options(5)	-	-
	Total	1,031,159	365,962
Randolph L. Hutto	Payment(1)	832,220	330,246
	Bonus(2)	126,815	-
	COBRA(3)	15,088	15,088
	Restricted Stock Awards(4)	34,095	8,524
	Options(5)	-	-
	Total	1,008,218	353,858
Guy Cloutier(7)	Payment(8)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	25,760	6,440
	Options	-	-
	Total	25,760	6,440

(1) The dollar amounts are calculated assuming a termination date of December 31, 2008, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo, Tepe and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2008 pursuant to the terms of their respective employment agreements.

(2) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.

(3) The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,192.83 (Crim), $1,177.89 (Scollo), $1,199.87 (Tepe), $838.21 (Hutto) per month as of December 31, 2008.

(4) Restricted stock awards were granted on March 4, 2008.

(5) The options dollar amount is calculated based on the closing stock price of the Company of $13.21 on December 31, 2008.

(6) The option dollar amount under ‘Termination for Poor Performance’ is calculated assuming the Committee has approved and allowed the vesting of such unvested during the 12 month period as described above.

(7) Employment will be subject to 12 month’s written notice of termination in writing on either side, notwithstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement
B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(8) Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to Canada.

(9) Mr. Tepe resigned from the Company effective March 31, 2009.

After or in Connection with a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Cause or Disability; Termination by Employee for Good Cause ($)
Stephen R. Crim	Payment(1)	1,277,500
	Bonus(2)	168,000
	COBRA(3)	21,471
	Restricted Stock Awards(4)	61,823
	Options(5)	901,200
	Total	2,429,994
Joseph D. Scollo, Jr.	Payment(1)	1,121,662
	Bonus(2)	147,506
	COBRA(3)	21,202
	Restricted Stock Awards(4)	38,084
	Options(5)	442,950
	Total	1,771,404
William C. Tepe(8)	Payment(1)	980,163
	Bonus(2)	128,898
	COBRA(3)	21,598
	Restricted Stock Awards(4)	34,769
	Options(5)	-
	Total	1,165,428
Randolph L. Hutto	Payment(1)	964,318
	Bonus(2)	126,815
	COBRA(3)	15,088
	Restricted Stock Awards(4)	34,095
	Options(5)	-
	Total	1,140,316
Guy Cloutier(6)	Payment(7)	-
	Bonus	-
	COBRA	-
	Restricted Stock Awards(4)	25,760
	Options	-
	Total	25,760

(1) The dollar amounts are calculated assuming a termination date of December 31, 2008, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo, Tepe and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2008 pursuant to the terms of their respective employment agreements.

(2) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.

(3) The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,192.83 (Crim), $1,177.89 (Scollo), $1,199.87 (Tepe), $838.21 (Hutto) per month as of December 31, 2008.

(4) Restricted stock awards were granted on March 4, 2008.

(5) The options dollar amount is calculated based on the closing stock price of the Company of $13.21 on December 31, 2008.

(6) Employment will be subject to 12 month’s written notice of termination in writing on either side, notwithstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement
B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(7) Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to Canada.

(8) Mr. Tepe resigned from the Company effective March 31, 2009.

Due to Disability, Cause or Voluntary Termination without Good Reason
Named Executive Officer	Type of Payment	Termination due to Death, Disability or Retirement ($)	Termination for Cause or Voluntary Termination without Good Reason ($)
Stephen R. Crim	Payment(1)	17,500	17,500
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	61,823	-
	Options(5)	901,200	-
	Total	980,523	17,500
Joseph D. Scollo, Jr.	Payment(1)	15,365	15,365
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	38,084	-
	Options(5)	442,950	-
	Total	496,399	15,365
William C. Tepe(8)	Payment(1)	13,427	13,427
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	34,769	-
	Options(5)	32,500	-
	Total	80,696	13,427
Randolph L. Hutto	Payment(1)	13,209	13,209
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	34,095	-
	Options(5)	12,000	-
	Total	59,304	13,209
Guy Cloutier(6)	Payment(7)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	25,760	-
	Options(5)	2,500	-
	Total	28,260	-

(1) The dollar amounts are calculated assuming a termination date of December 31, 2008, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo, Tepe and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2008 pursuant to the terms of their respective employment agreements.

(2) The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.

(3) The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,192.83 (Crim), $1,177.89 (Scollo), $1,199.87 (Tepe), $838.21 (Hutto) per month as of December 31, 2008.

(4) Restricted stock awards were granted on March 4, 2008.

(5) The options dollar amount is calculated based on the closing stock price of the Company of $13.21 on December 31, 2008.

(6) Employment will be subject to 12 month’s written notice of termination in writing on either side, not withstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement
B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(7) Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to Canada.

(8) Mr. Tepe resigned from the Company effective March 31, 2009. Mr. Tepe entered into an Agreement and General Release pursuant to which Mr. Tepe will receive (i) severance pay of $435,000 payable in equal semi-monthly installments over a 16 month period; (ii) accrued but unpaid base salary and vacation pay, if any; (iii) accelerated vesting of 7,322 shares of restricted stock previously awarded, valued at $70,320; (iv) reimbursement of the cost of COBRA continuation coverage for up to 16 months, valued at up to $15,000; and (v) outplacement services for a period of six months.

Compensation Committee Interlocks and Insider Participation

The compensation committee, consisting of Messrs. Geneen, Groot and Lackner, is made up of non-employee directors who have never served as executive officers of the Company. During 2008, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Lawrence I. Geneen, Chairman
Steven L. Groot
Frank P. Lackner

Director Compensation

	Fees
	Earned
	or
	Paid In	Stock	All Other
	Cash	Awards	Compensation	Total
Name	($) (1)	($) (2)	($)	($)
Cody W. Birdwell	25,000	37,500	19,389	81,889

David V. Brueggen	45,000	37,500	12,363	94,863

Stephen R. Crim (3)	-	-	-	-

Joseph F. Fisher (4)	15,000	20,000	6,906	41,906

Lawrence I. Geneen	32,500	37,500	6,003	76,003

Steven L. Groot	32,500	37,500	9,111	79,111

Frank D. Lackner	32,500	37,500	18,479	88,479

Thomas W. Mueller	25,000	37,500	21,811	84,311

Jerome D. Weaver	30,000	37,500	9,887	77,387

(1) These amounts represent all fees earned for service as a director during 2008. The non-employee directors received the following compensation for their services as a director. The directors’ compensation is subject to change from time to time.

•

Annual Retainer Fee – Each non-employee director is paid in the form of common shares of the Company having a fair market value of $40,000 (or a pro rata portion thereof for less than a full year’s service) on the date of issuance.

•

Retainer Fees for Committee Chairs – The annual cash retainer for (i) the Chairman of the Board is $15,000; (ii) the Audit Committee Chairman is $15,000; and (iii) the Chairman of any committee, other than the Audit Committee, is $7,500.

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

(2) “Stock Awards” dollar amount is calculated by using fair market value of the awards on July 19, 2007. The aggregate number of common shares issued was 12,864.

(3) Mr. Crim is the Chief Executive Officer of the Company and receives no additional compensation as a director of the Company.

(4) Mr. Fisher resigned from the Board of Directors in October, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common shares of the Company owned as of March 31, 2009 (i) by each of the Company’s directors, (ii) by each of the Company’s NEOs identified in the Summary Compensation Table above, (iii) by each person who beneficially owns more than 5% of the common shares and (iv) by all directors and executive officers of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 31, 2009.

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	PercentageOwnership
Cody W. Birdwell (1)	212,031	-	212,031	2.05%
David V. Brueggen (2)	18,003	-	18,003	0.17%
Harris K. Chorney (3)	-	-	-	0.00%
Guy Cloutier	488	-	488	0.00%
Stephen R. Crim (4)	113,191	177,999	291,190	2.82%
Lawrence I. Geneen	10,672	-	10,672	0.10%
Steven L. Groot (5)	35,828	-	35,828	0.35%
Frank L. Lackner	22,972	-	22,972	0.22%
Thomas W. Mueller (6)	334,822	-	334,822	3.24%
Jerome D. Weaver	10,299	-	10,299	0.10%
Randolph L. Hutto	7,608	666	8,274	0.08%
Joseph D. Scollo, Jr.	17,310	109,500	126,810	1.23%
William C. Tepe(12)	12,226	2,500	14,726	0.14%
All directors and executive officers as a group (13 persons)	795,450	290,665	1,086,115	10.53%

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	PercentageOwnership
Argo Group International Holdings, Ltd. (7)	1,721,974	-	1,721,974	16.69%
Royce & Associates (8)	1,002,200	-	1,002,200	9.71%
Kennedy Capital Management (9)	625,642	-	625,642	6.06%
Wells Fargo & Co. (10)	581,371	-	581,371	5.63%
Goldman Capital Management (11)	519,700	-	519,700	5.04%

*Less than 1%
(1)	Includes 98,250 Common Shares of record held by The Cody Birdwell Family Limited Partnership, over which Mr. Birdwell has sole voting power with respect to the Common Shares.
(2)	Includes 2,003 common shares owned by his wife and 1,000 shares owned jointly with his wife.
(3)	Mr. Chorney was elected to the Board on January 21, 2009
(4)	Includes 65,195 Common Shares owned by his spouse and 144 Common Shares held of record as custodian for a child.
(5)	Includes 1,847 Common Shares held by K Groot & S Groot TTEE, Steven L. Groot Living Trust, U/A DTD 03/20/1997
(6)

Includes 162,745 Common Shares held of record by The Mark C. Mueller Trust for which Mr. Thomas W. Mueller is the sole trustee. Mark C. Mueller is a brother of Thomas W. Mueller. Includes 160,000 Common Shares held of record by The Thomas W. Mueller Trust for which Mark C. Mueller is the sole trustee.

(7)	Its address is 110 Pitts Bay Road, Pembroke, Bermuda according to a Schedule 13(G/A) as filed with the SEC.
(8)	Its address is 1414 Avenue of the Americas, New York, NY 10019 according to Schedule 13(G/A) as filed with the SEC.
(9)	Its address is 10829 Olive Blvd., St. Louis, MO 63141 according to a Schedule 13(G) as filed with the SEC.
(10)	Its address is 420 Montgomery Street, San Francisco, CA 94104 according to a Schedule 13(G/A) as filed with the SEC.
(11)	Its address is 320 Park Avenue, 10th Floor, New York, NY 10022 according to a Schedule 13(G) as filed with the SEC.
(12)	Mr. Tepe resigned from the Company effective March 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans(excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	795,553	$11.25	1,808,847
Equity compensation plans not approved by security holders (2)	22,672	N/A	4,021
Total	818,225		1,812,868

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

The following represents the fees billed to the Company for the two most recent fiscal years by BDO Seidman LLP, the Company’s independent registered public accountant for 2007 and 2008:

	2008	2007
	(in thousands)	(in thousands)
Audit Fees (1)	$ 493	$ 486
Audit-Related Fees (2)	16	5
Tax Fees	--	--
All Other Fees	--	--
Total	$ 509	$ 491

(1) Includes fees for professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements, statutory audits and the audits of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

(2)The audit-related fees for 2008 and 2007 were related to BDO’s review of the Company’s registration statement on Form S-8 along with the review of responses to SEC comment letters.

The audit committee of the Company’s Board of Directors considered the provision of non-audit services by BDO Seidman LLP and determined that the provision of such services was consistent with maintaining the independence of such independent registered public accounting firm. The audit committee pre-approves all audit and non-audit services provided by BDO Seidman LLP.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Schedules and Exhibits

1.	Financial Statements

None
2.	Financial Statement Schedules

None

3.	Exhibits

The following is a list of exhibits filed with this report:

Exhibit
Number	Title

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer (Interim)

Exhibit 31.1

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

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

4)         The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)         The registrant’s other certifying officer(s), and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 30, 2009	/s/ Stephen R. Crim Stephen R. Crim
Chief Executive Officer

Exhibit 31.2

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Laura Ervin, certify that:

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

4)         The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), for the registrant and have:

(a)        Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)         The registrant’s other certifying officer(s), and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)        All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 30, 2009	/s/ Laura Ervin Laura Ervin
Chief Financial Officer (Interim)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2009.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim
President