Form 10-Q
period 2009-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2009-05-11
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________
FORM 10 Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

_________________________

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

(§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required

to submit and post such files).       Yes ____  No __

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

             ____ Yes       _X_ No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 4, 2009 was

10,318,998.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets (dollars in thousands except per share data)

	March 31, 2009 (Unaudited)	December 31, 2008
Assets
Investments:
Fixed maturity securities available for sale, at fair value	$ 623,363	$ 569,910
Common stock, at fair value	18,787	20,537
Preferred stock, at fair value	2,266	3,287
Short-term investments, at fair value	42,793	80,005

Total investments	687,209	673,739

Cash and cash equivalents	9,565	12,898
Accrued investment income	6,061	6,214
Premiums receivable	18,525	19,917
Ceded unearned premium	30,115	36,118
Reinsurance recoverable	205,276	199,455
Deferred income taxes	13,255	11,784
Deferred policy acquisition costs	17,223	18,171
Property, plant and equipment, net	10,567	10,976
Goodwill	9,696	9,696
Other assets	29,284	27,396

Total assets	$1,036,776	$1,026,364

Liabilities and Shareholders’ Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$ 603,328	$ 586,647
Unearned premiums	111,267	122,259
Ceded premiums payable	21,101	20,732
Deferred revenues	1,720	1,770
Accounts payable and accrued expenses	6,376	8,586
Deferred rent	1,574	1,626
Funds held	28,705	25,684
Loans payable	39,555	38,932

Total liabilities	813,626	806,236

Continued on page 3

Continued from page 2

	March 31, 2009 (Unaudited)	December 31, 2008
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$ -	$ -
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2009, 10,302,511 and December 31, 2008, 10,274,368 shares	103	103
Additional paid-in capital	101,184	100,645
Retained earnings	125,042	119,491
Accumulated other comprehensive (loss), net	(6,340)	(3,209)
Total American Safety Insurance Holdings shareholders’ equity	219,989	217,030
Equity in non-controlling interests	3,161	3,098
Total shareholder’s equity	223,150	220,128

Total liabilities and shareholders’ equity	$1,036,776	$1,026,364

Book value per share	$21.35	$21.12
Diluted book value per share	$20.55	$20.55

See accompanying notes to condensed consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries Consolidated Statements of Operations (Unaudited) (dollars in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Direct premiums earned	$ 50,779	$ 46,368
Assumed premiums earned	11,040	7,694
Ceded premiums earned	(17,139)	(16,013)
Net premiums earned	44,680	38,049

Net investment income	7,790	7,327
Net realized gains (losses)	(44)	504
Fee income	933	727
Other income	19	15
Total revenues	53,378	46,622
Expenses: Losses and loss adjustment expenses	27,073	22,030
Acquisition expenses	10,204	9,076
Payroll and related expenses	5,818	4,484
Other underwriting expenses	3,028	3,317
Interest expense	741	832
Corporate and other expenses	682	576
Total expenses	47,546	40,315

Earnings before income taxes	5,832	6,307

Income taxes	208	148

Net earnings	$ 5,624	$ 6,159

Less: Net earnings attributable to the Non-controlling interest	79	138

Net earnings attributable to American Safety Insurance Holdings	$ 5,545	$ 6,021

Net earnings per share attributable to American Safety Insurance Holdings:
Basic	$ 0.54	$ 0.56
Diluted	$ 0.53	$ 0.55

Weighted average number of shares outstanding:
Basic	10,286,089	10,695,706
Diluted	10,474,968	10,990,235

See accompanying notes to condensed consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries Consolidated Statements of Cash Flow (Unaudited) (dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities: Net earnings available to American Safety Insurance Holdings	$ 5,624	$ 6,159
Adjustments to reconcile net earnings to net cash (used in)provided by operating activities:
Realized (gains) losses on sale of investments	44	(504)
Depreciation expense	926	955
Stock based compensation expense	519	173
Amortization of deferred acquisition costs, net	948	(1,146)
Amortization of premiums on investments	106	106
Deferred income taxes	(441)	199
Change in operating assets and liabilities
Accrued investment income	154	305
Premiums receivable	1,391	4,480
Reinsurance recoverable	(5,821)	(4,836)
Ceded unearned premiums	6,003	167
Funds held	3,022	(807)
Unpaid losses and loss adjustment expenses	16,680	7,487
Unearned premiums	(10,993)	291
Ceded premiums payable	369	(11,169)
Deferred revenues	(51)	(223)
Accounts payable and accrued expenses	(2,214)	(1,473)
Deferred rent	(52)	(113)
Other, net	(2,013)	(1,861)
Net cash provided by (used in) operating activities	14,201	(1,810)
Cash flow from investing activities:
Purchases of fixed maturities	$ (96,353)	$ (50,904)
Purchases of common stock	(124)	(1,936)
Proceeds from sale of fixed maturities	41,449	55,062
Proceeds from sale of equity securities	655	124
Consideration paid for acquired companies	-	(8,580)
(Increase) decrease in short term investments	37,212	10,653
Purchase of fixed assets	(406)	(1,330)
Net cash (used in) provided by investing activities	(17,567)	3,089

                                                                        Continued on page 6

                                                                            Continued from page 5

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from financing activities: Repurchase of common stock	$ (430)	$ (2,250)
Proceeds from exercised stock options	463	293
Net cash provided by (used in) financing activities	33	(1,957)

Net (decrease) increase in cash and cash equivalents	(3,333)	(678)
Cash and cash equivalents at beginning of period	12,898	12,860

Cash and cash equivalents at end of period	$ 9,565	$ 12,182

Supplemental disclosure of cash flow information:
Income taxes paid	$ 1,512	$ 23
Interest paid	$ 761	$ 830

See accompanying notes to condensed consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries Consolidated Statements of Comprehensive Earnings (Unaudited) (dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Net earnings	$ 5,624	$ 6,159

Other comprehensive earnings before income taxes:
Unrealized (losses) gains on securities available-for-sale	(3,598)	595

Unrealized losses on hedging transaction	(590)	(120)

Reclassification adjustment for realized gains included in net earnings	44	(504)

Total other comprehensive (loss) earnings before taxes	(4,144)	(29)

Income tax (benefit) expense related to items of other comprehensive income.	(1,023)	145

Other comprehensive (losses) earnings net of income taxes	(3,121)	(174)

Comprehensive income	$ 2,503	$ 5,985

Comprehensive income attributable to the non-controlling interest	(89)	(128)

Comprehensive income attributable to American Safety Insurance Holdings	$ 2,414	$ 5,857

See accompanying notes to condensed consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, reinsurance recoverables, deferred income taxes and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2008.

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

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2009

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 114,473	$ 4,731	$ 5	$ 119,199
States of the U.S. and political subdivisions of the states	36,925	957	569	37,313
Corporate securities	242,752	4,978	15,220	232,510
Mortgage-backed securities	184,186	7,388	-	191,574
Commercial mortgage-backed securities	28,483	1,243	2,171	27,555
Asset-backed securities	15,394	155	337	15,212
Total fixed maturities	$622,213	$19,452	$18,302	$623,363

Common stock	$ 25,406	$ 678	$ 7,297	$ 18,787
Preferred stock	$ 3,273	$ 16	$ 1,023	$ 2,266

December 31, 2008:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 57,335	$ 4,874	$ -	$ 62,209
States of the U.S. and political subdivisions of the states	41,804	479	692	41,591
Corporate securities	256,141	6,467	10,669	251,939
Mortgage-backed securities	181,032	5,126	-	186,158
Commercial mortgage-backed securities	14,097	-	2,179	11,918
Asset-backed securities	17,006	3	914	16,095

Total fixed maturities	$567,415	$16,949	$14,454	$569,910

Common stock	$ 25,425	$ 975	$ 5,863	$ 20,537
Preferred stock	$ 3,785	$ 11	$ 509	$ 3,287

Note 4 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into four segments: excess and surplus lines (E&S), alternative risk transfer (ART), assumed reinsurance (Assumed Re) and runoff. E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers. Other includes lines of business that we no longer write (run off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S segment, our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Our environmental insurance group provides general, professional and pollution liability to contractors, consultants and property owners. Construction provides commercial general liability insurance coverages for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions primarily for long-term care facilities.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups through third party program managers. Our fully funded business provides a mechanism for insureds to post collateral so as to self-insure their risks and we are paid a fee for arranging this type of transaction.

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

The following table presents key financial data by segment for the three months ended March 31, 2009 and March 31, 2008 (dollars in thousands):

March 31, 2009	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$2,451	$12,413	$4,528	$1,983	$1,861	$2,601	$3,003	$8,398	$13,655	$ -	$ -	$ 50,893
Net premiums written	1,786	10,112	3,723	1,651	256	1,876	1,952	8,884	9,490	-	-	39,730
Net premiums earned	1,486	8,954	6,544	1,382	433	2,002	2,263	10,956	10,660	-	-	44,680
Fee income earned	-	-	-	-	-	-	-	-	-	597	336	933
Losses & loss adjustment expenses	914	6,040	3,642	757	282	801	1,177	7,818	5,642	-	-	27,073
Acquisition expenses	342	2,322	1,998	287	(153)	652	92	2,313	2,351	-	-	10,204
Gross underwriting profit	230	592	904	338	304	549	994	825	2,667	597	336	8,336
Income tax expense (benefit)	$ 158										50	$ 208
Net earnings (loss)	$ 5,382										242	$ 5,624
Assets	$1,036,776										-	$1,036,776
Equity	$ 223,150										-	$ 223,150

March 31, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environ	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$1,849	$13,247	$8,864	$1,365	$2,461	$2,025	$1,742	$8,526	$14,275	$ -	$ -	$54,354
Net premiums written	1,297	8,927	6,213	1,080	221	1,697	1,132	8,526	9,413	-	-	38,506
Net premiums earned	726	8,606	10,353	1,015	179	1,626	84	7,694	7,766	-	-	38,049
Fee income earned	-	-	-	-	-	-	-	-	-	436	291	727
Losses & loss adjustment expenses	460	4,886	6,220	606	107	564	44	4,976	4,167	-	-	22,030
Acquisition expenses	162	2,189	2,288	150	(148)	442	11	2,574	1,408	-	-	9,076
Gross underwriting profit	104	1,531	1,845	259	220	619	29	144	2,191	436	291	7,669
Income tax expense (benefit)	$ 101										$ 47	$ 148
Net earnings (loss)	$ 5,703										$ 456	$ 6,159
Assets	$ 932,210										$ 180	$932,390
Equity	$ 236,624										$ (54)	$236,570

Additionally, the Company conducts business in two geographic segments: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding measurable information about the insurance operations by geographic segments. The three months ended March 31, 2009 and March 31, 2008 (dollars in thousands) are as follows:

March 31, 2009	United States	Bermuda	Total
Income tax	$ 208	$ -	$ 208
Net earnings	$ 502	$ 5 ,043	$ 5,545
Assets	$ 585,291	$451,485	$1,036,776
Equity	$ 82,098	$141,053	$ 223,150

March 31, 2008	United States	Bermuda	Total
Income tax	$ 148	$ -	$ 148
Net earnings	$ 475	$ 5,546	$ 6,021
Assets	$ 541,949	$390,441	$ 932,390
Equity	$ 84,600	$151,970	$ 236,570

Note 5 - Income Taxes

Total income tax expense for the periods ended March 31, 2009 and 2008 (dollars in thousands) was allocated as follows:

	Three Months Ended March 31,
	2009	2008
Tax expense attributable to:
Income from continuing operations	$ 208	$ 148

Change in unrealized gain/loss on hedging transactions	(201)	(59)

Change in unrealized gain/loss on securities available for sale	(289)	274

Total	$ (282)	$ 363

United States federal and state income tax expense (benefit) from continuing operations consists of the following components (dollars in thousands):

	Three Months EndedMarch 31,
	2009	2008

Current	$ 693	$ 3
Deferred	(441)	199
Change in valuation allowance	(44)	(54)
Total	$ 208	$ 148

The state income tax expense provided for was $13 and $13 for the three months ended March 31, 2009 and 2008, respectively, and is included in the current provision.

Income tax expense from continuing operations for the periods ended March 31, 2009 and 2008 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended March 31,
	2009	2008

Expected income tax expense	$1,956	$2,097
Foreign earned income not subject to U.S. taxation	(1,714)	(1,885)
Change in valuation allowance	(44)	(54)
Tax-exempt interest	(70)	(49)
State taxes and other	80	39

Total income tax	$ 208	$ 148

Note 6 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vests evenly over a three year period and has a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2008. During the first three months of 2009, the Company granted 135,576 options compared to 136,302 for the same period of 2008. Stock based compensation expense related to outstanding options was $258 and $155, for the three months ended March 31, 2009 and 2008, respectively, and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first three months of 2009, the Company granted 90,224 shares of restricted stock. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $261 and $18 for the three months ended March 31, 2009, and 2008, respectively, and is reflected in net earnings under payroll and related expenses.

Note 7 – Fair Value Measurements

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

Assets measured at fair value on a recurring basis are summarized below:

As of March 31, 2009
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 37,638	$ 585,725	$ -	$ 623,363
Equities securities	15,971	-	5,082	21,053
Short term investments	42,793	-	-	42,793

Total	$ 96,402	$ 585,725	$ 5,082	$ 687,209

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Level 3 Financial Instruments	(dollars in thousands)
	Fixed Maturities	Equities

Balance at December 31, 2008	$ 7,407	$ 5,082
Total gains(losses) realized (unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Net purchases	-	-
Net transfers in (out of) Level 3	(7,407)	-
Balance at March 31, 2009	$ -	$ 5,082

Change in net unrealized gains relating to assets still held at reporting date	$ -	$ -

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

During the three months ended March 31, 2009, the Company did not record an other-than-temporary impairment.

Note 8 – Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various future effective dates.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 allows entities to voluntarily choose to measure many financial assets and liabilities at fair value. The election is made on an instrument-by instrument basis and is irrevocable. Once the election is made for the instrument, all subsequent changes in fair value for that instrument must be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected to apply the provisions of SFAS 159 to any of our financial instruments; therefore, the adoption of SFAS 159 effective July 1, 2008, has not affected our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. The Company implemented SFAS 160 effective January 1, 2009. There is no impact on the earnings of American Safety Holdings. The minority equity of the non-controlling interest is disclosed separately in the equity section of the balance sheet.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company has fully adopted SFAS 157 including FSP No. 157-2 effective January 1, 2009 and will be measuring the impact on our non-financial assets as a part of impairment testing.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009 and has been adopted by the Company.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”)”. FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, “Accounting Changes and Error Corrections” for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-e did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

FSP 107-1 and APB 28-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. ThisThis FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, only if an entity also elects to early adopt FSP 157-4 and FSP 115-2 and 124-2. The Company did not elect early adoption of this FSP for the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.

The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings (such as for securities classified as held-to-maturity or available-for-sale), should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. The objective of FSP 115-2 and 124-2, which amends exiting other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within FAS 115, FSP 115-1 and 124-1, FSP EITF 99-20-1 and American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

Among other provisions, FSP-115-2 and 124-2 requires entities to: (1) split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result form expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes; (2) disclose information for interim and annual periods that enables financial statement users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and (3) disclose for interim and annual periods information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.

FSP 115-2 and 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to adopt early either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, it would also be required to adopt early this FSP 115-2 and 124-2. Additionally, if an entity elects to early adopt FSP 115-2 and 124-2, it is required to adopt FSP 157-4 and FSP 107-1 and APB 28-1. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosure provided. The Company did not elect early adoption of FSP 115-2 and 124-2 during the quarter ended March 31, 2009 and does not expect that its adoption during the quarter ending June 30, 2009 will have a material impact on its consolidated financial statements.

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

Within the E&S segment, our environmental insurance coverages protect against general liability and environmental exposures for contractors and consultants in the environmental remediation industry and property owners. Construction provides commercial general liability insurance for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions primarily for long-term care facilities.

In our ART segment, Specialty Programs facilitate the offering of insurance to homogeneous niche groups of risks and we receive a fee for arranging this type of transaction. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, consultants, restaurant and tavern owners, bail bondsmen and parent/teacher associations. Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance segment offers property and casualty reinsurance products in the form of treaty and facultative contracts. We provide this coverage on an excess of loss and quota share basis. Our primary focus is our casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation. The Company provides both traditional and structured reinsurance targeting small specialty insurers, risk retention groups and captives.

Our runoff segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines.

The other segment consists of amounts associated with realized gains and losses on investments and other ancillary product lines.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business” and “Risk

Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

(remainder of page intentionally left blank)

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended March 31,
	2009	2008	2009 to 2008
	(dollars in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$ 10,112	$ 8,927	13.3%
Construction	3,723	6,213	(40.1)
Excess	256	221	15.8
Products Liability	1,651	1,080	52.9
Property	1,786	1,297	37.7
Surety	1,876	1,697	10.6
Healthcare	1,952	1,132	72.4
Total Excess & Surplus Lines Segment	21,356	20,567	3.8
Alternative Risk Transfer Segment
Specialty Programs	9,490	9,413	1.0
Assumed Reinsurance Segment	8,884	8,526	4.2

Total net premiums written	$ 39,730	$ 38,506	3.2%

Net premiums earned: Excess and Surplus Lines Segment
Environmental	$ 8,954	$ 8,606	4.0%
Construction	6,544	10,353	(36.8)
Excess	433	179	141.9
Products Liability	1,382	1,015	36.2
Property	1,486	726	104.7
Surety	2,002	1,626	23.1
Healthcare	2,263	84	2,594.0
Total Excess & Surplus Lines Segment	23,064	22,589	2.1
Alternative Risk Transfer Segment
Specialty Programs	10,660	7,766	37.3
Assumed Reinsurance Segment	10,956	7,694	42.4

Total net premiums earned	$ 44,680	$38,049	17.4%

Net investment income	7,790	7,327	6.3%
Net realized gains (losses)	(44)	504	(108.7)
Fee income	933	727	28.3
Other income	19	15	26.7

Total revenues	$ 53,378	$ 46,622	14.5%

The following table sets forth the components of our GAAP combined ratio for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Loss & loss adjustment expense ratio	60.6%	57.9%
Expense ratio	40.5%	42.5%
Combined ratio	101.1%	100.4%

Net Premiums Earned

Excess and Surplus Lines Segment

Environmental. Net premiums earned increased 4.0% to $8.9 million for the three months ended March 31, 2009, compared to $8.6 million for the same period of 2008. Net premiums written as well as premiums earned have increased as a result of increased retention. The Company cedes approximately 10% less to third parties under the Company’s core casualty treaty with an effective date of September 1, 2008.

Construction. Net premiums earned decreased 36.8% to $6.5 million for the three months ended March 31, 2009, compared to $10.4 million for the same period of 2008. The decline was primarily due to lower premium writings driven by reduced renewal retention rates in both its western and non-western states business as the Company continues to exercise underwriting discipline in a more competitive market, the effects of a slowing housing market and the impact of a softening insurance market.

Excess. Net premiums earned increased 141.9% to $0.4 million for the three months ended March 31, 2009, compared to $0.2 million for the same period of 2008 due to increased premium writings. The Company’s excess product offering is focused primarily in the construction and products liability areas.

Products Liability. Net premiums earned for the three months ended March 31, 2009 increased 36.2% to $1.4 million compared to $1.0 million for the same period of 2008 due to increased premium writings as the Company continues to build this book of business. The products are offered to small and middle market accounts including smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks. The Company does not intend to write certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Property. Net premiums earned for the three months ended March 31, 2009 more than doubled to $1.5 million compared to $0.7 million in the same period of 2008 due to growth in premium writings in this line. In 2007, the Company hired an experienced underwriting team to write property and CMP and we continue to grow that line of business.

Surety. Net premiums earned increased 23.0% to $2.0 million for the three months ended March 31, 2009, compared to $1.6 million for the same period of 2008. The increase is due to growth in premium writings in the Company’s specialty, surety, environmental and small contractor books of business.

Healthcare. Net premiums earned for the quarter ended March 31, 2009 were $2.3 million compared to $84 thousand for the same period of 2008, which included net premiums earned on business written subsequent to the acquisition effective date of February 8, 2008.

Alternative Risk Transfer Segment

Specialty Programs. Net premiums earned increased 37.3% to $10.7 million for the three months ended March 31, 2009 compared to $7.8 million for the same period in 2008. Net premiums earned increased primarily due to increased retention levels in our specialty programs, as well as new programs being earned for a full year for the period ended March 31, 2009.

Assumed Reinsurance Segment

Reinsurance. This line of business generated $11.0 million in net premiums earned for the three months ended March 31, 2009 compared to $7.7 million for the same period of 2008, an increase of 42.4%. The increase in premiums earned was attributable to the growth in assumed premiums written in this line of business. The Company entered this line in 2007 and focuses on providing traditional and structured reinsurance solutions to small specialty insurers, reinsurers, risk retention groups and captives.

Fee Income Earned

Fee income earned increased 28.3% to $0.9 million for the three months ended March 31, 2009 as compared to $0.7 million for the same period of 2008. The increase is primarily attributable to growth provided by our healthcare business.

Net Investment Income

Net investment income increased 6.3% to $7.8 million for the three months ended March 31, 2009 compared to $7.3 million for the same period of 2008. This increase was due an increase in invested assets partially offset by lower investment yields. Average invested assets increased to $680.5 million at March 31, 2009 from $611.0 million at March 31, 2008 due primarily to cash flow from operations. The average pre-tax and after-tax investment yields were 4.6% and 3.9% compared to 4.8% and 4.1% for the three months ended March 31, 2009 and 2008, respectively

Net Realized Gains

Net realized gains (losses) from the sale of investments were $(.01) million for the three months ended March 31, 2009 compared to $0.5 million for the same period of 2008. The Company, from time to time, may sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines and/or to fund the cash needs of the Company as well as cash and/or capital needs of its individual operating subsidiaries.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $27.1 million, or 60.6% of net premiums earned, for the three months ended March 31, 2009 compared to $22.0 million, or 57.9%, for the same period of 2008. The increase in the loss ratio was due primarily to one reinsurance treaty in our assumed reinsurance product line that we non-renewed. This treaty incepted in the second quarter of 2008 and was fully earned in the first quarter 2009.

Acquisition Expenses

Policy acquisition expenses are amounts paid to producers of premiums, brokers in our assumed reinsurance business, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses increased to $10.2 million for the three months ended March 31, 2009 as compared to $9.1 million for the same period of 2008, and, as a percentage of net premiums earned, decreased to 22.8% for the three months ended March 31, 2009 as compared to 23.9% for the same period of 2008. The percentage decrease is due to lower acquisition costs in the assumed reinsurance business as we shift our focus from quota share to excess of loss treaties.

Payroll and Other Expenses

Payroll and other expenses increased 29.7% to $5.8 million for the three months ended March 31, 2009 compared to $4.5 million for the same period of 2008. The increase is primarily due to higher accruals for bonus, benefits and severance as well as the additional compensation associated with our healthcare business acquired in February 2008.

Income Taxes

Income tax expense for the three months ended March 31, 2009 was $0.2 million or 3.7% of pre-tax income, compared to $0.1 million or 2.4% for the same period of 2008. The lower tax rate in the first quarter of 2008 was due primarily to lower earnings in our U.S. operations as a result of higher acquisition and other underwriting expenses.

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

Net cash provided by operations was $14.2 million for the three months ended March 31, 2009 compared to net cash used in operations of $1.8 million for the same period of 2008. The cash flow from operations increased in 2009 compared to 2008 primarily due to lower deposit premium payments under its core casualty reinsurance treaty and lower paid claims.

Net cash used in investing activities was $17 million for the three months ended March 31, 2009 compared to net cash provided by investing activities of $3 million for the same period of 2008.  Cash flows generated from operations were used to purchase additional investments.

Net cash provided by financing activities was $33 thousand for the three months ended March 31, 2009, compared to net cash used in financing activities of $1.9 million for the same period of 2008 primarily as a result of completing our planned repurchase of stock in 2008.

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

The combined ratio increased to 101.1% for the three months ended March 31, 2009 from 100.4% for the same period of 2008. The increase was primarily attributable to an increase in the loss ratio of 2.7 percentage points due primarily to one reinsurance treaty in our assumed reinsurance product line that was non-renewed. The expense ratio decreased by 2.0 percentage points due to lower acquisition expenses primarily as a result of the shift from quota share to excess of loss treaties in the assumed reinsurance business.

The expense ratio portion of our reported combined ratio excludes interest expense, fee income and corporate and other expenses. These excluded amounts totaled approximately $2.4 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.

Forward Looking Statements

This report contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions, cash flow, investments, losses, expenses, ratios, reserves, new products and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, other than temporary impairments, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2008 and “Part II Other Information”, Item 1A-Risk Factors” herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report, concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company (including consolidated subsidiaries) would be made known to them.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, through its subsidiaries, is routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

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

Some insureds are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best. Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best. A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation. Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating may impair our ability to sell insurance policies and, ultimately, our financial condition and operating results.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. As a result of our diversification efforts, for the quarter ended March 31, 2009, approximately 33% of our gross written premiums were written in these two industries compared to 41% for 2008. However, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at March 31, 2009 was $235.4 million, or 107.0% of shareholders’ equity. Of this amount, $81.6 million, or approximately 34.7% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

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

We are unable to ensure the credit worthiness of our reinsurers. In prior years, A.M. Best and Standard and Poor’s (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of March 31, 2009, our unsecured estimated net exposure to Alea was approximately $10.0 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

The Company had an allowance of $3.8 million established at March 31, 2009 and December 31, 2008, respectively.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of March 31, 2009, the Company has no individual producers that generate greater than 10% of gross premiums written.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of the quarter ended March 31, 2009, the fair value of our investment portfolio was $687.2 million and net investment income derived from these assets was $7.8 million. We also incurred net realized losses of $.01 million in the first quarter of 2009. Our investment portfolio is subject to various risks, including:

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

Changes in U.S. federal income tax law could materially adversely affect us. Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that such legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2009.

American Safety Insurance Holdings, Ltd.

By:/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Laura L. Ervin
Laura L. Ervin
Chief Financial Officer (Interim)

41