Form 10-Q
period 2009-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2009-08-10
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

______________________

FORM 10 Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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
Hamilton, HM 11, Bermuda
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

____ Yes       _X_ No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 4, 2009 was 10,320,153.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands except per share data)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$ 604,639	$ 569,910
Common stock, at fair value	14,588	20,537
Preferred stock, at fair value	2,903	3,287
Short-term investments, at fair value	111,265	80,005

Total investments	733,395	673,739

Cash and cash equivalents	14,591	12,898
Accrued investment income	5,653	6,214
Premiums receivable	18,400	19,917
Ceded unearned premiums	26,110	36,118
Reinsurance recoverable	200,526	199,455
Deferred income taxes	9,238	11,784
Deferred policy acquisition costs	17,637	18,171
Property, plant and equipment, net	10,488	10,976
Goodwill	11,128	9,696
Other assets	39,735	27,396

Total assets	$1,086,901	$1,026,364

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$ 605,478	$ 586,647
Unearned premiums	108,861	122,259
Ceded premiums payable	16,568	20,732
Deferred revenues	1,823	1,770
Accounts payable and accrued expenses	11,627	8,586
Deferred rent	1,391	1,626
Funds held	35,427	25,684
Securities payable	19,645	-
Loans payable	37,479	38,932

Total liabilities	$ 838,299	$ 806,236

Continued on Page 4

Continued from Page 3

	June 30, 2009 (Unaudited)	December 31, 2008
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$ -	$ -
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2009, 10,302,511 and December 31, 2008, 10,274,368	103	103
Additional paid-in capital	101,630	100,645
Retained earnings	131,960	119,491
Accumulated other comprehensive income (loss), net	11,496	(3,209)
Total American Safety Insurance Holdings shareholders’ equity	245,189	217,030
Equity in non-controlling interest	3,413	3,098
Total shareholders' equity	248,602	220,128

Total liabilities and shareholders’ equity	1,086,901	$1,026,364

Book value per share	$23.80	$21.12
Diluted book value per share	$22.96	$20.55

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008
Revenues:
Direct premiums earned	$50,401	$47,903	$101,179	$ 94,271
Assumed premiums earned	9,056	14,419	20,096	22,113
Ceded premiums earned	(17,867)	(14,180)	(35,006)	(30,193)
Net premiums earned	41,590	48,142	86,269	86,191

Net investment income	7,729	7,316	15,519	14,643
Net realized gains	281	291	237	795
Fee income	1,184	791	2,118	1,518
Other income	66	16	84	30
Total revenues	50,850	56,556	104,227	103,177
Expenses:
Losses and loss adjustment expenses	24,175	30,380	51,248	52,410
Acquisition expenses	8,873	11,962	19,077	21,038
Payroll and related expenses	5,704	5,374	11,521	9,859
Other underwriting expenses	2,766	3,000	5,795	6,316
Interest expense	810	824	1,551	1,655
Corporate and other expenses	744	(1,882)	1,425	(1,306)
Total expenses	43,072	49,658	90,617	89,972

Earnings before income taxes	7,778	6,898	13,610	13,205
Income taxes	766	95	974	243
Net earnings	$ 7,012	$ 6,803	$ 12,636	$ 12,962

Less: Net earnings attributable to the Non-controlling interest	93	14	172	152

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$ 6,919	$ 6,789	$ 12,464	$12,810

Net earnings per share:
Basic	$ 0.67	$ 0.64	$ 1.21	$ 1.21
Diluted	$ 0.66	$ 0.63	$ 1.19	$ 1.18

Weighted average number of shares outstanding:
Basic	10,302,511	10,543,397	10,294,390	10,619,552

Diluted	10,523,511	10,803,446	10,515,391	10,896,841

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,

	2009	2008
Cash flow from operating activities: Net earnings	$ 12,636	$ 12,962
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized gains on sale of investments	(237)	(795)
Depreciation expense	1,843	2,074
Stock based compensation expense	994	517
Amortization of deferred acquisition costs, net	591	(3,322)
Amortization of premiums on investments	570	233
Deferred income taxes	(558)	406
Change in operating assets and liabilities
Accrued investment income	572	(600)
Premiums receivable	2,012	(13,709)
Reinsurance recoverable	(1,071)	(5,075)
Ceded unearned premiums	10,008	(1,043)
Funds held	9,743	(3,602)
Unpaid losses and loss adjustment expenses	17,911	32,977
Unearned premiums	(13,706)	10,600
Ceded premiums payable	(4,164)	(11,916)
Deferred revenues	53	(46)
Accounts payable and accrued expenses	2,577	(2,668)
Deferred rent	(235)	(74)
Other assets	(11,923)	(16,429)
Net cash provided by operating activities	27,616	490

Cash flow from investing activities:
Purchases of fixed maturities	$ (130,725)	$ (98,704)
Purchases of common stock	(162)	(2,778)
Proceeds from sale of fixed maturities	130,789	90,364
Proceeds from sale of equity securities	8,189	151
Consideration paid for acquired companies, net	(3,688)	(8,927)
(Increase) decrease in short-term investments	(29,173)	19,584
Purchase of fixed assets	(1,157)	(2,623)
Net cash used in investing activities	(25,927)	(2,933)

Continued on page 7

Continued from page 6

(dollars in thousands)

	Six Months Ended June 30,

	2009	2008
Cash flow from financing activities:
Repurchase of common stock	$ (430)	$ (4,107)
Proceeds from exercised stock options	434	375
Net cash provided by (used in) financing activities	4	(3,732)

Net increase (decrease) in cash and cash equivalents	1,693	(6,175)
Cash and cash equivalents at beginning of period	12,898	12,860

Cash and cash equivalents at end of period	$14,591	$ 6,685

Supplemental disclosure of cash flow information:
Income taxes paid	$ 1,908	$ 89

Interest paid	$ 1,544	$ 1,563

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net earnings	$ 7,012	$ 6,803	$ 12,636	$ 12,962

Other comprehensive income before income taxes:

Unrealized gains (losses) on securities available-for-sale	20,214	(11,551)	16,616	(10,956)

Unrealized gains (losses) on hedging transactions	2,108	16	1,518	(104)

Reclassification adjustment for realized losses included in net earnings	(281)	(291)	(237)	(795)

Total other comprehensive income (loss) before taxes	22,041	(11,826)	17,897	(11,855)

Income tax (benefit) expense related to items of other comprehensive income	4,121	(2,007)	3,098	(1,862)

Other comprehensive income (loss) earnings net of income taxes	17,920	(9,819)	14,799	(9,993)

Comprehensive income (loss)	24,932	(3,016)	27,435	2,969

Less: Comprehensive income (loss) attributable to the non-controlling interest	177	(45)	266	83

Comprehensive income (loss) attributable to American Safety Insurance Holdings, Ltd.	$ 24,755	$ (2,971)	$ 27,169	$ 2,886

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, reinsurance recoverables, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2008.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated.

Certain balance sheet and statement of operations items have been reclassified for the periods ending June 30, 2008 and December 31, 2008. The presentation is consistent with the presentation for the three and six months ended June 30, 2009 and did not result in any impact to net earnings or shareholders’ equity.

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

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s investments at June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

June 30, 2009

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 110,584	$ 2,323	$ (454)	$ 112,453
States of the U.S. and political subdivisions of the states	38,588	825	(604)	38,809
Corporate securities	202,475	8,146	(1,496)	209,125
Mortgage-backed securities	184,179	6,707	-	190,886
Commercial mortgage-backed securities	28,602	2,706	(774)	30,534
Asset-backed securities	22,642	297	(107)	22,832

Total fixed maturities	$ 587,070	$ 21,004	$ (3,435)	$ 604,639

Common stock	$ 18,077	$ 184	$ (3,673)	$ 14,588

Preferred stock	$ 3,273	$ 59	$ (429)	$ 2,903

December 31, 2008:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$ 57,335	$ 4,874	$ -	$ 62,209
States of the U.S. and political subdivisions of the states	41,804	479	(692)	41,591
Corporate securities	256,141	6,467	(10,669)	251,939
Mortgage-backed securities	181,032	5,126	-	186,158
Commercial mortgage-backed securities	14,097	-	(2,179)	11,918
Asset-backed securities	17,006	3	(914)	16,095

Total fixed maturities	$ 567,415	$ 16,949	$(14,454)	$569,910

Common stock	$ 25,425	$ 975	$ (5,863)	$ 20,537

Preferred stock	$ 3,785	$ 11	$ (509)	$ 3,287

Note 4 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into three lines of operation: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S is further classified into seven business lines: property, environmental, construction, products liability, excess, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers. Other includes lines of business that we no longer write (run-off) as well as real estate and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S line, our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Our environmental insurance group provides general, professional and pollution liability to contractors, consultants and property owners. Construction provides commercial general liability insurance coverages for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions primarily for long-term care facilities.

In our ART line, specialty programs facilitate the offering of insurance to homogeneous niche groups through third party program managers. Our fully funded business provides a mechanism for insureds to post collateral so as to self-insure their risks and we are paid a fee for arranging this type of transaction.

In our Assumed Re line, the Company provides both traditional and structured specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

The Other segment consists of amounts associated with the Company’s investment in real estate which was essentially completed in 2005, and lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities plus commercial lines and ancillary product lines.

The Company measures all segments using net earnings, total assets and total equity. The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for the three months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

June 30, 2009	Insurance
	E&S							Assumed Reinsurance	ART		Other	Total
				Products					Specialty	Fully
	Property	Environmental	Construction	Liability	Excess	Surety	Healthcare		Programs	Funded
Gross premiums written	$ 2,736	$10,405	$ 6,314	$ 2,233	$ 1,447	$ 3,153	$ 3,382	$ 9,830	$ 17,228	$ -	$ -	$ 56,728
Net premiums written	2,424	8,712	5,255	1,879	243	2,192	2,198	9,848	10,154	-	-	42,905
Net premiums earned	1,647	9,451	6,052	1,482	207	2,233	2,296	8,386	9,836	-	-	41,590
Fee income earned	-	-	-	-	-	-	-	-	-	883	301	1,184
Losses & loss adjustment expenses	1,017	6,190	3,367	817	135	893	1,194	5,484	5,078	-	-	24,175
Acquisition expenses	358	2,346	1,347	307	(152)	493	296	1,989	1,889	-	-	8,873
Gross underwriting profit	272	915	1,338	358	224	847	806	913	2,869	883	301	9,726
Income tax expense						677					89	766
Net earnings						$ 6,790					$ 222	$ 7,012

June 30, 2008	Insurance										Other	Total
	E & S							Assumed	ART
								Reinsurance
	Property	Environmental	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$2,441	$13,085	$11,206	$1,748	$1,869	$2,594	$3,361	$20,102	$16,223	$ -	$ -	$72,629
Net premiums written	1,715	9,694	8,689	1,411	411	1,980	2,185	20,102	11,054	-	-	57,241
Net premiums earned	1,029	9,223	10,335	1,168	183	1,726	637	14,419	9,422	-	-	48,142
Fee income earned	-	-	-	-	-	-	-	-	-	453	338	791
Losses & loss adjustment expenses	651	6,736	6,214	697	109	596	331	9,915	5,129	-	2	30,380
Acquisition expenses	250	2,507	2,282	223	(212)	449	92	3,899	2,472	-	-	11,962
Gross underwriting profit (loss)	128	(20)	1,839	248	286	681	214	605	1,821	453	336	6,591
Income tax expense	70										25	95
Net earnings	$ 3,789										$3,014	$6,803

The following table presents key financial data by segment for the six months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

June 30, 2009	Insurance										Other	Total
	E & S							Assumed Reinsurance	ART
				Products					Specialty	Fully
	Property	Environmental	Construction	Liability	Excess	Surety	Healthcare		Programs	Funded
Gross premiums written	$5,187	$22,818	$10,841	$4,216	$3,308	$5,754	$6,385	$18,228	$31,244	$ -	$ -	$107,621
Net premiums written	4,210	18,825	8,978	3,530	499	4,068	4,150	18,732	19,644	-	-	82,269
Net premiums earned	3,133	18,406	12,597	2,863	641	4,234	4,559	19,340	20,496	-	-	86,269
Fee income earned	-	-	-	-	-	-	-	-	-	1,481	637	2,118
Losses & loss adjustment expenses	1,931	12,230	7,009	1,574	417	1,694	2,371	13,302	10,720	-	-	51,248
Acquisition expenses	700	4,668	3,345	594	(305)	1,145	388	4,302	4,240	-		19,077
Gross underwriting profit	502	1,508	2,243	695	529	1,395	1,800	1,736	5,536	1,481	637	18,062
Income tax expense						835					139	974
Net earnings						$ 12,138					$498	$12,636
Assets						$1,086,901						$1,086,901
Equity						$ 248,602						$ 248,602

June 30, 2008	Insurance										Other	Total
	E & S							Assumed Re	ART

	Property	Environmental	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$ 4,290	$26,332	$ 20,070	$ 3,113	$4,330	$4,619	$ 5,103	$ 28,628	$ 30,498	$ -	$ -	$126,983
Net premiums written	3,012	18,621	14,902	2,491	632	3,677	3,317	28,628	20,469	-	-	95,749
Net premiums earned	1,755	17,828	20,689	2,183	363	3,352	721	22,112	17,188	-	-	86,191
Fee income earned	-	-	-	-	-	-	-	-	-	890	628	1,518
Losses & loss adjustment expenses	1,111	11,622	12,434	1,304	217	1,160	375	14,890	9,295	-	2	52,410
Acquisition expenses	412	4,696	4,569	373	(360)	891	103	6,473	3,881	-	-	21,038
Gross underwriting profit	232	1,510	3,686	506	506	1,301	243	749	4,012	890	626	14,261
Income tax expense	170										73	243
Net earnings	$ 9,492										$3,470	$ 12,962
Assets	$ 958,967										$435	$959,402
Equity	$ 232,148										$(55)	$232,093

The following table reconciles gross underwriting profit as shown above to our consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Gross profit before operating expenses	$ 9,726	$ 6,591	$ 18,062	$ 14,261
Plus revenue not included in gross underwriting profit:
Net investment income	7,729	7,316	15,519	14,643
Net realized gains	281	291	237	795
Other income	66	16	85	30

Less expenses not included in gross profit:
Payroll and related expenses	5,704	5,374	11,522	9,859
Other underwriting expenses	2,766	3,000	5,795	6,316
Interest expense	810	824	1,551	1,655
Corporate and other expenses	744	(1,882)	1,425	(1,306)

Earnings before income taxes	$ 7,778	$ 6,898	$ 13,610	$ 13,205

Additionally, the Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding measurable information about the insurance operations by geographic segments. The following table provides key financial data about the geographic segments for the three months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

June 30, 2009	United States	Bermuda	Total
Income tax	$ 766	$ -	$ 766
Net earnings	$ 2,604	$4,408	$ 7,012

June 30, 2008	United States	Bermuda	Total
Income tax	$ 95	$ -	$ 95
Net earnings	$ 486	$6,317	$ 6,803

The following table provides key financial data about the geographic segments for the six months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

June 30, 2009	United States	Bermuda	Total
Income tax	$ 974	$ -	$ 974
Net earnings	$ 3,185	$ 9,451	$ 12,636
Assets	$ 613,415	$473,486	$1,086,901
Equity	$ 92,718	$155,884	$ 248,602

June 30, 2008	United States	Bermuda	Total
Income tax	$ 243	$ -	$ 243
Net earnings	$ 1,100	$ 11,862	$ 12,962
Assets	$ 540,990	$418,412	$ 959,402
Equity	$ 81,130	$150,963	$ 232,093

Note 5 - Income Taxes

Total income tax expense for the periods ended June 30, 2009 and 2008 (dollars in thousands) was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Tax expense attributable to:	2009	2008	2009	2008
Income from operations	$ 766	$ 95	$ 974	$ 243
Change in unrealized gain (loss) on hedging transactions	717	5	516	(54)
Change in unrealized gain (loss) on securities available for sale	2,876	(2,023)	2,587	(1,748)

Total	$4,359	$ (1,923)	$4,077	$(1,559)

United States federal and state income tax expense (benefit) from operations consists of the following components (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current	$ 1,190	$ (166)	$ 1,532	$ (163)
Deferred	(117)	248	(207)	447
Change in valuation allowance	(307)	13	(351)	(41)
Total	$ 766	$ 95	$ 974	$ 243

The state income tax expense provided for was $64 for the three months ended June 30, 2009 and 2008, and $77 and $78 for the six months ended June 30, 2009 and 2008, respectively, and is included in the current provision.

Income tax expense for the periods ended June 30, 2009 and 2008 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected income tax expense	$ 2,645	$ 2,345	$ 4,627	$ 4,489
Foreign earned income not subject to U.S. taxation	(1,500)	(2,149)	(3,214)	(4,033)
Minority interest	(32)	(4)	(58)	(51)
Change in valuation allowance	(307)	14	(351)	(41)
Tax-exempt interest	(65)	(50)	(135)	(99)
State taxes and other	25	(61)	105	(22)
Total	$ 766	$ 95	$ 974	$ 243

Note 6 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing options has not changed from December 31, 2008. During the first six months of 2009, the Company granted 135,576 options compared to 136,302 for the same period of 2008. No options were granted for the three months ended June 30, 2009 or 2008. Stock based compensation expense related to outstanding options was $231 for the three months ended June 30, 2009 and 2008 and $489 and $387, for the six months ended June 30, 2009 and 2008, respectively, and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first six months of 2009, the Company granted 90,224 shares of restricted stock. The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively. Stock based compensation expense related to the restricted shares was $244 and $504 for the three and six months ended June 30, 2009 respectively, and is reflected in net earnings under payroll and related expenses. For the three and six months ended June 30, 2008, $112 and $130, respectively, were recorded in expense.

Note 7 – Acquisition of Victore Insurance Company, Victore Enterprises, Inc. and Agency Bonding Company, Inc.

On June 30, 2009, American Safety Casualty Insurance Company (ASCIC), a wholly owned subsidiary of American Safety Insurance Holdings, Ltd., acquired 100% voting equity of Victore Insurance Company (VIC), an Oklahoma domiciled admitted insurance company based in Oklahoma City, Victore Enterprises, Inc., an Oklahoma based holding company and Agency Bonding Company, Inc., an Oklahoma based insurance agency, for a purchase price of $4.7 million. The three companies together are referred to as The Victore Companies.

Victore has generated approximately $4 million of surety annual gross written premiums primarily in the Midwest. The additions of VIC expands the geographic perspective of our existing surety business which is more concentrated in the east and west coasts and adds an underwriting expertise in the energy sector.

The purchase was accounted for under the guidance of SFAS 141(R) as a business combination under the acquisition method. All identifiable assets and liabilities acquired were recognized using fair value measurement.

The assets and liabilities acquired were valued as follows (dollars in thousands):

Cash	$ 1,002
Bonds	405
Stocks	167
Short-term investments	2,088
Accounts Receivable	508
Intangible asset	325
Other assets	451
Unpaid losses	(920)
Unearned premium	(308)
Other liabilities	(460)
Goodwill	1,432

Pursuant to the purchase agreement, an Escrow Fund Holdback was established to reimburse the purchaser for any aggregate net claims or losses incurred by VIC from any bonds written by VIC prior to the "Closing Date" which, in the net aggregate, exceeded the total loss reserves as reflected in the purchase price. For a period of eighteen (18) months after the Closing Date ( the "Loss Holdback Period"), if the aggregate net claims incurred by VIC for bonds written prior to the Closing Date exceed the amount of total reserves purchased, the purchaser will be reimbursed from the Escrow Fund. A "Loss Fund Holdback" was also established to reimburse the purchaser for loss, cost and expense related to any breach of representations, warranties or covenants made by the sellers in the purchase agreement. At the end of the 18 month "Loss Holdback Period", the remaining funds will be disbursed to the seller. The Company believes that the reserves established at the date of acquisition were adequate to cover the losses that might be incurred for bonds written prior to the Closing Date.

The goodwill is attributable to the revenue stream and book of business in place currently and expected to continue to generate cash flow in the future. The Company will perform impairment testing each year at December 31 to determine whether there has been no impairment of the asset on an ongoing basis.

The Company does not expect the acquisition to have a material impact on earnings for 2009.

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

Assets measured at fair value on a recurring basis are summarized below:

As of June 30, 2009
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$ 28,267	$ 576,372	$ -	$ 604,639
Equities securities	12,409	-	5,082	17,491
Short term investments	111,265	-	-	111,265

Total	$ 151,941	$576,372	$ 5,082	$ 733,395

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Level 3 Financial Instruments	(dollars in thousands)
	Fixed Maturities	Equities

Balance at December 31, 2008	$ 7,407	$ 5,082
Total gains(losses) realized (unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Net purchases	-	-
Net transfers in (out of) Level 3	(7,407)	-
Balance at June 30, 2009	$ -	$ 5,082

Change in net unrealized gains relating to assets still held at reporting date	$ -	$ -

On a quarterly basis, we evaluate whether the fair values of the Company’s individual securities are other-than-temporarily impaired when the fair value is below amortized cost. To make this assessment we consider several factors including (i) our intent and ability to hold the security, (ii) the potential for the security to recover in value, (iii) an analysis of the financial condition of the issuer, (iv) an analysis of the collateral structure and credit support of the security, if applicable, (v) the time during which there has been a decline below cost, and (vi) the extent of the decline below cost. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment losses in the Consolidated Statements of Operations. There were no other-than-temporary-impairments recorded for the three and six months ended June 30, 2008 and 2009, respectively.

In addition to the fair value estimates on our investments, in accordance with FSP-107-1, the Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

•	Cash and cash equivalents – The carrying amounts approximate fair value because of the short-term maturity of those instruments.
•	Premiums receivable – The carrying value of premiums receivable approximates fair value due to the short-term nature.
•	Long-term debt – The carrying value of those notes is a reasonable estimate of fair value.

Note 9 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The proceeds are being used by the Company to support the growth of its insurance business. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company's option commencing five years from the date of original issuance.

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million. This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR + 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be redeemed at the Company's option commencing five years from the date of original issuance.

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates. Management entered into interest rate swaps for these trust preferred offerings to hedge that variability. Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt. The overall effective fixed rate expense as a result of this hedge is 7.32% and 7.1% for American Safety Capital and American Safety Capital II, respectively, over the remaining term of the obligation. With an effective date of December, 2010, the swap on American Safety Capital III will result in a fixed rate of 7.50% over the remaining life of the obligation.

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III. This transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009.

Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income. The gross unrealized gains on the interest rate swaps at June 30, 2009 were $345, $219 and $954 for American Safety Capital, American Safety Capital II and American Safety Capital III, respectively.

Note 10 – Subsequent Events

The Company evaluated subsequent events through the filing date of this Form 10Q quarterly filing, which was August 10, 2009, and determined there were none.

Note 11 - Accounting Pronouncements

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various future effective dates.

On June 30, 2009, the Company adopted FAS 165, “Subsequent Events”(“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires disclosure of the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The adoption of FAS 165 did not have an impact on the Company’s financial position or results of operations. See Note 10.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) expands on the guidance of SFAS 141, extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interest, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) is effective for any acquisitions made on or after January 1, 2009. On June 30, 2009, the Company acquired Victore Insurance Company. The Company accounted for the acquisition in accordance with SFAS 141(R) accounting, "Business Combinations".

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company has fully adopted SFAS 157 including FSP No. 157-2 effective January 1, 2009 and will be using the guidance and measuring the impact on our non-financial assets as a part of impairment testing.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for the Company’s fiscal year beginning January 1, 2009 and has been adopted by the Company. During the quarter, the Company qualified for hedge accounting on three interest rate swap transactions.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”)”. FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154, “Accounting Changes and Error Corrections” for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

FSP 107-1 and APB 28-1 amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009 and there has been no material impact as a result of adoption.

The objective of FSP 115-2 and 124-2, which amend existing other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in FSP 115-2 and 124-2 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance within FAS 115, FSP 115-1 and 124-1, FSP EITF 99-20-1 and American Institute of Certified Public Accountants Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.

Among other provisions, FSP-115-2 and 124-2 requires entities to: (1) split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes; (2) disclose information for interim and annual periods that enables financial statement users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and (3) disclose for interim and annual periods information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.

FSP 115-2 and 124-2 are effective for interim reporting periods ending after June 15, 2009. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this FSP as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosure provided. The Company adopted FSP 115-2 and 124-2 during the quarter ended June 30, 2009 and this adoption did not have an impact on any of the other-than-temporary charges to date.

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

We segregate our business into insurance operations and other, with the insurance operations being further classified into three lines of operation: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S is further classified into seven business lines: environmental, construction, products liability, excess, property, surety and healthcare. ART is further classified into two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from affiliated and unaffiliated insurers and reinsurers.

Within the E&S line, our environmental insurance coverages protect against general liability and environmental exposures for contractors and consultants in the environmental remediation industry and property owners. Construction provides commercial general liability insurance for residential and commercial contractors. Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses non-standard, surplus lines commercial property business and commercial multi-peril (CMP) policies. The casualty focus of our CMP products is premises liability. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Our healthcare line provides customized liability insurance solutions primarily for long-term care facilities.

In our ART line, specialty programs facilitate the offering of insurance to homogeneous niche groups of risks and we receive a fee for arranging this type of transaction. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, consultants, restaurant and tavern owners, bail bondsmen and parent/teacher associations. Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance line offers property and casualty reinsurance products in the form of treaty and facultative contracts. We provide this coverage on an excess of loss and quota share basis. Our primary focus is our casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation. The Company provides both traditional and structured reinsurance targeting small specialty insurers, risk retention groups and captives.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and commercial lines, plus real estate and other ancillary product lines.

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

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2009/2008		Six Months Ended June 30, 2009/2008
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$ 8,712	$ 9,694	$18,825	$18,620	(10	.1)%	1.1%
Construction	5,255	8,689	8,978	14,902	(39	.5)%	(39	.8)%
Products Liability	1,879	1,411	3,530	2,491	33.2%		41.7%
Excess	243	410	499	632	(40	.7)%	(21	.0)%
Property	2,424	1,715	4,210	3,012	41.3%		39.8%
Surety	2,192	1,980	4,068	3,677	10.7%		10.6%
Healthcare	2,198	2,185	4,150	3,317	0.6%		25.1%

Total Excess & Surplus Lines Segment	22,903	26,084	44,260	46,651	(12	.2)%	(5	.1)%

Alternative Risk Transfer Segment
Specialty Programs	10,154	11,055	19,644	20,469	(8	.2)%	(4	.0)%

Assumed Reinsurance Segment	9,848	20,102	18,732	28,628	(51	.0)%	(34	.6)%

Total net premiums written	$42,905	$57,241	$82,636	$95,748	(25	.0)%	(13	.7)%

Net premiums earned: Excess and Surplus Lines Segment
Environmental	$ 9,451	$ 9,223	$18,406	$17,829	2.5%		3.2%
Construction	6,052	10,335	12,597	20,688	(41	.4)%	(39	.1)%
Products Liability	1,482	1,168	2,863	2,183	26.9%		31.1%
Excess	207	183	641	363	13.1%		76.6%
Property	1,647	1,029	3,133	1,755	60.1%		78.5%
Surety	2,233	1,726	4,234	3,352	29.4%		26.3%
Healthcare	2,296	637	4,559	721	260.4%		532.3%
Total Excess & Surplus Lines Segment	23,368	24,301	46,433	46,891	(3	.8)%	(1	.0)%

Alternative Risk Transfer Segment
Specialty Programs	9,836	9,422	20,496	17,188	4.4%		19.2%

Assumed Reinsurance Segment	8,386	14,419	19,340	22,112	(41	.8)%	(12	.5)%

Total net premiums earned	$41,590	$48,142	$86,269	$ 86,191	(13	.6)%	0.1%

Net investment income	7,729	7,316	15,519	14,643	5.6%		6.0%
Net realized gains	281	291	237	795	(3	.4)%	(70	.2)%
Fee income	1,184	791	2,118	1,518	49.8%		39.5
Other income	66	16	84	30	312.5%		180.0%

Total revenues	$50,850	$56,556	$104,227	$103,177	(10	.1)%	1.1%

The following table sets forth the components of our GAAP combined ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Loss & loss adjustment expense ratio	58.1%	63.1%	59.4%	60.8%
Expense ratio	38.9%	40.6%	39.7%	41.4%
Combined ratio	97.0%	103.7%	99.1%	102.2%

Three Months Ended June 30, 2009 compared to

Three Months Ended June 30, 2008

Net Earnings

Net earnings increased 1.5% to $6.9 million, or $.66 per diluted share, for the three months ended June 30, 2009, compared to $6.8 million, or $.63 per diluted share, for the same period of 2008. The increase in net earnings was driven by improved underwriting results, higher fee income and increased investment income, partially offset by a higher effective tax rate. See discussion below for more information regarding the various components of net earnings.

Net Premiums Earned

Excess and Surplus Lines

Environmental. Net premiums earned increased 2.5% to $9.5 million for the three months ended June 30, 2009, compared to $9.2 million for the same period of 2008. Net premiums earned have increased as a result of company retaining more of the insurance risk. The Company cedes approximately 10% less premium and risk to third parties under the Company’s core casualty reinsurance treaty with an effective date of September 1, 2008 than it did under the treaty in effect during the 2008 period.

Construction. Net premiums earned decreased 41.4% to $6.0 million for the three months ended June 30, 2009, compared to $10.3 million for the same period of 2008. The decline was primarily due to lower premium writings driven by reduced renewal retention rates and lower levels of new business in both its western and non-western states as the Company continues to exercise underwriting discipline in a more competitive market, the effects of a slowing housing market and the impact of a soft insurance market.

Products Liability. The Company’s products liability line produced $1.5 million of net premiums earned for the three months ended June 30, 2009 compared to $1.2 million for the same period of 2008. This line continues to experience growth as the Company gains recognition in the marketplace. The products are offered to small and middle market accounts including smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Excess. Net premiums earned remained flat at $0.2 million for the three months ended June 30, 2009, compared to $0.2 million for the comparable period of 2008. The Company’s excess product offering is focused primarily in the construction and products liability areas.

Property. The Company’s property and commercial multi-peril line produced net premiums earned of $1.6 million for the three months ended June 30, 2009 as compared to $1.0 million for the three months ended June 30, 2008. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business and capitalize on opportunities as other carriers exit certain sectors and geographic areas.

Surety.Net premiums earned increased 29.4% to $2.2 million for the three months ended June 30, 2009, compared to $1.7 million for the same period of 2008. The increase is due to growth in premium writings in the Company’s specialty surety, environmental and small contractor books of business.

Healthcare. Net premiums earned for the three months ended June 30, 2009 were $2.3 million, an increase of 260.4% over the same period in 2008. This product line was acquired through the acquisition of the LTC Companies in February 2008. The premiums and policies in force were not acquired, resulting in the lower earned premiums in the 2008 quarter.

Alternative Risk Transfer Segment

Specialty Programs. Net premiums earned increased 4.4% to $9.8 million for the three months ended June 30, 2009 compared to $9.4 million for the same period in 2008. Net premiums earned increased primarily due to increased retention levels in our specialty programs, as well as new programs being earned for a full year for the period ended June 30, 2009.

Assumed Reinsurance Segment

Reinsurance. This line of business generated $8.4 million in net premiums earned for the three months ended June 30, 2009 compared to $14.4 million for the same period of 2008, a decrease of 42%. The decrease in premiums earned was attributable to the impact of a non-recurring reinsurance transaction with gross written premiums of $12.4 million booked during the 2008 quarter.

Fee Income Earned

Fee income earned increased 49.8% to $1.2 million for the three months ended June 30, 2009 as compared to $0.8 million for the same period of 2008. The increase is primarily attributable to the fee income associated with the fully funded business.

Net Investment Income

Net investment income increased 5.6% to $7.7 million for the three months ended June 30, 2009 compared to $7.3 million for the same period of 2008. This increase was due to an increase in average invested assets. Average invested assets increased to $709 million at June 30, 2009 from $601 million at June 30, 2008 primarily due to cash flow from operations. The average pre-tax and after-tax investment yields were 4.4% and 3.7% compared to 4.9% and 4.2% for the three months ended June 30, 2009 and 2008, respectively.

Net Realized Gains (Losses)

Net realized gains from the sale of investments were $0.3 million for the three months ended June 30, 2009 and for the same period of 2008. During May, 2009 the Company terminated an interest rate swap on certain of its trust preferred debt resulting in a realized gain of $2.3 million. Based upon market opportunities that arose during the second quarter, we decided to reshape the investment portfolio to take advantage of these market opportunities. We chose to sell $71 million of fixed maturity securities and $7 million of equity securities during the second quarter, resulting in a realized loss of $2.1 million. The actions taken to reshape the portfolio during the quarter were completed by quarter end. This reshaping allowed the Company to improve the credit quality of the portfolio with no material impact on investment income.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $24.2 million, or 58.1% of net premiums earned, for the three months ended June 30, 2009 compared to $30.4 million, or 63.1%, for the same period of 2008. The decrease in the loss ratio was due to improved current accident year underwriting results and prior year adverse reserve development of $1.5 million in the 2008 quarter. There was no prior year development in the 2009 quarter.

Acquisition Expenses

Policy acquisition expenses are amounts paid to producers of premiums, offset by ceding commissions we receive from reinsurers. Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses decreased to $8.9 million for the three months ended June 30, 2009 as compared to $12.0 million for the same period of 2008, and, as a percentage of net premiums earned, decreased to 21.3% for the three months ended June 30, 2009 compared to 24.8% for the same period of 2008. The decrease is due to a decline in acquisition costs in our assumed reinsurance business resulting from a shift to excess of loss treaties from quota share which carry higher acquisition costs.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 6.1% to $5.7 million for the three months ended June 30, 2009, compared to $5.4 million for the same 2008 period due to normal salary increases and increases in the bonus accrual. Included in other underwriting expenses are $0.1 million in legal costs associated with the Victore acquisition expensed according to FAS 141(R).

Corporate and Other Expenses

Corporate and other expenses increased to $0.7 million for the three months ended June 30, 2009, compared to $(1.9) million for the same 2008 period. This increase was due to an adjustment made in the 2008 quarter for $2.8 million, reducing the accrued warranty liability established in 2004 associated with our former real estate project in Florida, which was substantially completed in 2005.

Income Taxes

Income tax expense for the three months ended June 30, 2009 was $0.8 million, or 10%, of pre-tax income, compared to $0.1 million, or 1.4%, for the same period of 2008. The higher tax rate in the second quarter of 2009 was due primarily to higher earnings in our U.S. operations.

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

The combined ratio decreased to 97.0% for the three months ended June 30, 2009 from 103.7% for the same period of 2008. The decrease was primarily attributable to a reduction in the loss ratio which was a combination of the mix of business and $1.5 million in adverse reserve development in the 2008 quarter. The expense ratio decrease is driven by lower acquisition costs in the assumed reinsurance line. Corporate and other expense increased by $2.6 million as a result of a $2.8 million reduction in warranty expense related to a former real estate project in Florida booked in the 2008 quarter.

Six Months Ended June 30, 2009 compared to

Six Months Ended June 30, 2008

Net Earnings

Net earnings decreased 2.7% to $12.5 million, or $1.19 per diluted share, for the six months ended June 30, 2009, compared to $12.8 million, or $1.21 per diluted share, for the same period of 2008.  See explanations below for the various components of net earnings.

Net Premiums Earned

Excess and Surplus Line

Environmental. Net premiums earned increased 3.2% to $18.4 million for the six months ended June 30, 2009, as compared to $17.8 million for the same period of 2008, due to company retaining more of the insurance risk.

Construction. Net premiums earned decreased 39.1% to $12.6 million for the six months ended June 30, 2009 as compared to $20.7 million for the same period in 2008. The Company has seen a significant decline in its construction gross written premiums book of business since 2006. The principal reason driving the decline was lower new business writings and lower renewal retention rates as the Company continues to exercise underwriting discipline in a more competitive market. The effects of a depressed housing market and a slowing economy also translated into lower average premiums per account and a reduction in audit premiums.

Products Liability. Net premiums earned increased to $2.9 million for the six months ended June 30, 2009, an increase of 31.1% as compared to $2.2 million for the same period of 2008. This line continues to experience growth as the Company gains recognition in the marketplace. The products are offered to small and middle market accounts including smaller manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Excess.   Net premiums earned were $0.6 million for the six months ended June 30, 2009, an increase of 76.6% compared to $0.4 for the same period of 2008. The Company’s excess product offering is focused primarily in the construction and product liability areas.

Property. The Company’s property and commercial multi-peril line produced net premiums earned of $3.1 million for the six months ended June 30, 2009 as compared to $1.8 million in net premiums earned for the six months ended June 30, 2008. Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.   Net premiums earned increased 26.3% to $4.2 million for the six months ended June 30, 2009 as compared to $3.4 million for the same period of 2008. The increase in surety premiums is attributable to the growth in written premiums in the Company's specialty surety, environmental and small contractors books of business.

Healthcare. ASI Healthcare provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the six months ended June 30, 2009 were $4.6 million compared to $0.7 million for the same period of 2008. This product line was acquired through the acquisition of the LTC Companies in February 2008. The premiums and policies in force were not acquired, resulting in the lower earned premiums in the 2008 quarter.

Alternative Risk Transfer

Specialty Programs. Net premiums earned increased 19.2% to $20.5 million for the six months ended June 30, 2009 as compared to $17.2 million for the same period of 2008. Net premiums earned increased due primarily to increased retention levels in our specialty programs, as well as new programs being earned for a full year for the period ended June 30, 2009.

Assumed Reinsurance

This line of business generated $19.3 million in net premiums earned for the six months ended June 30, 2009, a decrease of 12.5% as compared to $22.1 million for the same period of 2008. The decrease is primarily due to the impact of a non-recurring reinsurance transaction with gross written premiums of $12.4 million booked in the second quarter of 2008.

Fee Income Earned

Fee income earned increased 39.5% to $2.1 million for the six months ended June 30, 2009 as compared to $1.5 million for the same period of 2008. The increase is primarily attributable to increased fully funded fee income business.

Net Investment Income

Net investment income increased 6% to $15.5 million for the six months ended June 30, 2009 as compared to $14.6 million for the same period of 2008. The increase is due to increased average invested assets resulting from cash flow from operations. Average invested assets increased to $702.2 million at June 30, 2009 from $607.4 million at June 30, 2008, reflecting positive cash flow from operations. The average pre-tax and after-tax investment yields were 4.4% and 3.8%, respectively for the six months ended June 30, 2009, compared to 4.8% and 4.1%, respectively for the six months ended June 30, 2008.

Net Realized Gains (Losses)

Net realized gains from the sale of investments were $0.2 million for the six months ended June 30, 2009, compared to $0.8 million for the same period of 2008. During May, 2009 the Company terminated an interest rate swap on certain of its trust preferred debt resulting in a realized gain of $2.3 million. Based upon market opportunities that arose during the second quarter, we decided to reshape the investment portfolio to take advantage of these market opportunities. We chose to sell $71 million of fixed maturity securities and $7 million of equity securities during the second quarter, resulting in a realized loss of $2.1 million. The actions taken to reshape the portfolio during the quarter were completed by quarter end. This reshaping allowed the Company to improve the credit quality of the portfolio with no material impact on investment income.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $51.2 million, or 59.4% of net premiums earned, for the six months ended June 30, 2009, compared to $52.4 million, or 60.8%, for the same 2008 period. The decrease is attributable to improved current accident year underwriting results and prior year adverse reserve development of $1.5 million in the 2008 period. There was no prior year development in the 2009 period.

Acquisition Expenses

Policy acquisition expenses are amounts paid to producers of premiums, brokers in our assumed reinsurance business, offset by ceding commissions we receive from our reinsurers. Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses decreased to $19.0 million for the six months ended June 30, 2009 as compared to $21.0 million for the same period of 2008, and, as a percentage of net premiums earned, decreased to 22.1% for the six months ended June 30, 2009 compared to 24.4% for the same period of 2008. The decrease is due to a decline in acquisition costs in our assumed reinsurance business resulting from a shift to excess of loss treaties from quota share which carry higher acquisition costs.

Payroll and Other Underwriting Expenses

Payroll and other underwriting expenses increased 7.1% to $17.3 million for the six months ended June 30, 2009, compared to $16.2 million for the same 2008 period. The increase is due to normal salary increases and increased bonus and severance accruals. Included in other underwriting expenses are $0.1 million in legal costs associated with the Victore acquisition expensed according to FAS 141(R).

Corporate and Other Expenses

Corporate and other expenses increased to $1.4 million for the six months ended June 30, 2009, compared to $(1.3) million for the same 2008 period. This increase was due to an adjustment made in the 2008 quarter for $2.8 million, reducing the accrued warranty liability established in 2004 associated with our former real estate project in Florida, which was substantially completed in 2005.

Income Taxes

Income tax expense for the first six months of 2009 was $1.0 million or 7.2% of pre-tax income, compared to $0.2 million or 1.8% of pre-tax income for the same period of 2008. The higher tax rate is due to increased earnings in the U.S. subsidiaries.

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

Net cash provided by operations was $26.7 million for the six months ended June 30, 2009 compared to net cash provided by operations of $0.5 million for the same period of 2008.

Net cash used in investing activities was $25.9 million for the six months ended June 30, 2009 compared to net cash used in investing activities of $2.9 million for the same period of 2008. Cash flows generated from operations were used to purchase additional investments and fund the purchase of Victore.

Net cash provided by financing activities was $4 thousand for the six months ended June 30, 2009 as compared to net cash used in financing activities of $3.7 million for the same period of 2008. During the corresponding 2008 period, there were stock repurchases of $4.1 million.

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

The combined ratio decreased to 99.1% for the six months ended June 30, 2009 from 102.2% for the same period of 2008. The decrease was attributable to a reduction in the expense ratio of 2.3 percentage points driven by lower acquisition costs in the assumed reinsurance business attributed to a shift from quota share to excess of loss treaties. The loss ratio decreased by 1.4 percentage points due primarily to one reinsurance treaty in our assumed reinsurance product line that was non-renewed as well as the switch to excess of loss from quota share treaties.

The expense ratio portion of our reported combined ratio excludes interest expense, fee income and corporate and other expenses. These excluded amounts totaled approximately $ 2.7 million and $(0.3) million for the three months ended June 30, 2009 and 2008, respectively, and $5.1 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. As a result of our diversification efforts, for the six months ended June 30, 2009, approximately 33.6% of our gross written premiums were written in these two industries compared to 35.0% for 2008. However, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at June 30, 2009 was $200.5 million, or 81.8% of shareholders’ equity. Of this amount, $81.6 million, or approximately 40.7% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

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

We are unable to ensure the credit worthiness of our reinsurers. In prior years, A.M. Best and Standard and Poor’s (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of June 30, 2009, our unsecured estimated net exposure to Alea was approximately $10.0 million, primarily in our specialty programs. This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

The Company had an allowance of $3.8 million as of June 30, 2009 and December 31, 2008.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of June 30, 2009, the Company has no individual producers that generate greater than 10% of gross premiums written.

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

Our long-term growth strategy includes expanding in our existing markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

•	identify insurable risks not adequately served by the standard insurance market;
•	maintain adequate levels of capital;
•	obtain reinsurance on favorable terms;
•	obtain necessary regulatory approvals when writing on an admitted basis;
•	attract and retain qualified personnel to manage our expanded operations;
•	complete acquisitions of small specialty insurers, general agents or lines of business,
•	invest in products and markets that positively impact near term results; and
•	maintain our financial strength ratings.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of June 30, 2009, the fair value of our investment portfolio was $733.4 million and net investment income derived from these assets was $15.5 million. We also incurred net realized gains of $0.2 million, or 1.8 % of our pre-tax earnings. Our investment portfolio is subject to various risks, including:

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

Catastrophe losses could materially reduce our profitability.

We are exposed to claims arising out of catastrophes in our assumed reinsurance line of business. We can experience in the future, catastrophe losses which may materially reduce our profitably or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2009.

American Safety Insurance Holdings, Ltd.

By:/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Stephen R. Crim
Stephen R. Crim
Chief Financial Officer (Interim)