Form 10-Q
period 2009-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2009-11-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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
____  Yes                      _X_  No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 2, 2009 was 10,349,381.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except per share data)

	September 30, 2009	December 31, 2008
Assets	(Unaudited)
Investments:
Fixed maturity securities available for sale, at fair value	$675,699	$569,910
Common stock, at fair value	15,892	20,537
Preferred stock, at fair value	3,278	3,287
Short-term investments, at fair value	44,805	80,005

Total investments	739,674	673,739

Cash and cash equivalents	21,450	12,898
Accrued investment income	6,247	6,214
Premiums receivable	19,112	19,917
Ceded unearned premiums	54,873	36,118
Reinsurance recoverable	206,172	199,455
Deferred income taxes	4,867	11,784
Deferred acquisition costs	15,570	18,171
Property, plant and equipment, net	10,715	10,976
Goodwill	11,128	9,696
Other assets	45,317	27,396

Total assets	$1,135,125	$1,026,364

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses	$618,869	$586,647
Unearned premiums	135,646	122,259
Ceded premiums payable	15,086	20,732
Deferred revenues	1,668	1,770
Accounts payable and accrued expenses	13,388	8,586
Deferred rent	1,332	1,626
Funds held	38,567	25,684
Loans payable	38,937	38,932

Total liabilities	863,493	806,236

Continued on Page 4

Continued from Page 3

	September 30, 2009 (Unaudited)	December 31, 2008
Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2009, 10,304,737 shares, and December 31, 2008, 10,274,368 shares	103	103
Additional paid-in capital	102,045	100,645
Retained earnings	136,909	119,491
Accumulated other comprehensive income (loss), net	28,597	(3,209)
Total American Safety Insurance Holdings shareholders’ equity	267,654	217,030
Equity in non-controlling interest	3,978	3,098
Total shareholders' equity	271,632	220,128

Total liabilities and shareholders’ equity	$1,135,125	$1,026,364

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Direct premiums earned	$58,877	$53,786	$160,057	$148,057
Assumed premiums earned	6,895	13,107	26,991	35,220
Ceded premiums earned	(25,791)	(25,201)	(60,798)	(55,394)
Net premiums earned	39,981	41,692	126,250	127,883

Net investment income	7,331	7,497	22,850	22,141
Net realized gains (losses)	61	(9,153)	298	(8,358)
Fee income	1,250	499	3,368	2,017
Other income (loss)	(41)	(37)	44	(7)
Total revenues	48,582	40,498	152,810	143,676
Expenses:
Losses and loss adjustment expenses	23,074	25,059	74,322	77,468
Acquisition expenses	7,844	9,685	26,920	30,723
Payroll and related expenses	5,321	5,538	16,843	15,397
Other underwriting expenses	5,055	3,233	10,839	9,552
Interest expense	828	715	2,379	2,370
Corporate and other expenses	639	696	2,076	(612)
Total expenses	42,761	44,926	133,379	134,898

Earnings (loss) before income taxes	5,821	(4,428)	19,431	8,778

Income tax expense	446	179	1,420	422

Net earnings (loss)	$5,375	$(4,607)	$18,011	$8,356

Less: Net earnings (loss) attributable to the Non-controlling interest	421	(312)	593	(160)

Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$4,954	$(4,295)	$17,418	$8,516

Net earnings (loss) per share:
Basic	$0.48	$(0.42)	$1.69	$0.81
Diluted	$0.47	$(0.42)	$1.65	$0.79

Weighted average number of shares outstanding:
Basic	10,303,121	10,326,661	10,297,303	10,521,209
Diluted	10,608,138	10,326,661	10,536,027	10,782,741

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities: Net earnings	$18,011	$8,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized (gains) losses on sale of investments	(298)	8,358
Depreciation expense	2,923	3,002
Stock based compensation expense	1,405	884
Amortization of deferred acquisition costs, net	2,659	(1,762)
Amortization of premiums on investments	634	387
Deferred income taxes	806	(1,111)
Change in operating assets and liabilities:
Accrued investment income	(22)	(527)
Premiums receivable	1,300	(6,469)
Reinsurance recoverable	(6,717)	114
Ceded unearned premiums	(18,754)	(9,765)
Funds held	12,883	(2,638)
Unpaid losses and loss adjustment expenses	31,302	46,008
Unearned premiums	13,078	18,387
Ceded premiums payable	(5,646)	16,469
Deferred revenues	(102)	(24)
Accounts payable and accrued expenses	4,338	(1,064)
Deferred rent expense	(294)	(114)
Other assets , net	(17,287)	(8,308)
Net cash provided by operating activities	$40,219	$70,183

Cash flow from investing activities:
Purchases of fixed maturities	$(225,056)	$(146,241)
Purchases of common stock	(183)	(2,812)
Proceeds from sale of fixed maturities	154,216	117,932
Proceeds from sale of common stock	7,699	362
Proceeds from sale of preferred stock	511	-
Consideration paid for acquired companies, net	(3,688)	(8,927)
Decrease (increase) in short-term investments	37,287	(21,516)
Purchase of fixed assets, net	(2,460)	(4,228)
Net cash used in investing activities	$(31,674)	$(65,430)

Continued on page 7

Continued from page 6

	Nine Months Ended September 30,
	2009	2008
Cash flow from financing activities:
Repurchase of common stock	$(430)	$(7,565)
Proceeds from exercised stock options	437	705
Net cash provided by (used in) financing activities	7	(6,860)

Net increase (decrease) in cash and cash equivalents	8,552	(2,107)
Cash and cash equivalents at beginning of period	12,898	12,860

Cash and cash equivalents at end of period	$21,450	$10,753

Supplemental disclosure of cash flow information:
Income taxes paid	$2,420	$115
Interest paid	$2,374	$1,563

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net earnings (loss)	$5,375	$(4,607)	$18,011	$8,356

Other comprehensive income before income taxes:

Unrealized gains (losses) on securities available-for-sale	21,707	(24,298)	38,323	(35,254)

Unrealized gains (losses) on hedging transactions	(1,425)	11	92	(93)

Reclassification adjustment for realized losses (gains) included in net earnings	(61)	9,153	(298)	8,358

Total other comprehensive income (loss) before taxes	20,221	(15,134)	38,117	(26,989)

Income tax (benefit) expense related to items of other comprehensive income	2,927	(2,906)	6,025	(4,769)

Other comprehensive income (loss) net of income taxes	17,294	(12,226)	32,092	(22,220)

Comprehensive income (loss)	$22,669	$(16,833)	$50,103	$(13,864)

Less: Comprehensive income (loss) attributable to the non-controlling interest	614	(454)	879	(370)

Comprehensive income (loss) attributable to American Safety Insurance Holdings, Ltd.	$22,055	$(16,379)	$49,224	$(13,494)

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

September 30, 2009
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

The results of operations for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2009.  These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2008.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG.  All significant intercompany balances as well as normal recurring adjustments have been eliminated.  Unless otherwise noted, all numbers are presented in thousands.

Certain balance sheet and statement of operations items have been reclassified for the 2008 periods.  The presentation is consistent with the presentation for the three and nine months ended September 30, 2009 and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Nature of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market. We have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting products for insureds with certain environmental, products liability, construction, healthcare and property needs, as well as developing programs for other specialty lines of business and providing third party reinsurance. See Part II – Other Information, Item 1A for risks facing the Company.

Note 3 - Investments

The amortized cost and estimated fair values of the Company’s investments at September 30, 2009 and December 31, 2008 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2009

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$107,411	$3,074	$(31)	$110,454
States of the U.S. and political subdivisions of the states	38,492	3,276	(103)	41,665
Corporate securities	251,287	17,016	(326)	267,977
Mortgage-backed securities	190,782	8,798	(15)	199,565
Commercial mortgage-backed securities	28,729	5,045	(23)	33,751
Asset-backed securities	21,668	675	(56)	22,287

Total fixed maturities	$638,369	$37,884	$(554)	$675,699

Common stock	$18,095	$326	$(2,529)	$15,892

Preferred stock	$3,273	$191	$(186)	$3,278

December 31, 2008:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$57,335	$4,874	$-	$62,209
States of the U.S. and political subdivisions of the states	41,804	479	(692)	41,591
Corporate securities	256,141	6,467	(10,669)	251,939
Mortgage-backed securities	181,032	5,126	-	186,158
Commercial mortgage-backed securities	14,097	-	(2,179)	11,918
Asset-backed securities	17,006	3	(914)	16,095

Total fixed maturities	$567,415	$16,949	$(14,454)	$569,910

Common stock	$25,425	$975	$(5,863)	$20,537

Preferred stock	$3,785	$11	$(509)	$3,287

Note 4 - Segment Information

We segregate our business into insurance operations and other, with the insurance operations segment being further classified into three lines of operation: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S consists of seven business lines:  property, environmental, construction, products liability, excess, surety and healthcare.  ART consists of two business lines: specialty programs and fully funded.  Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers.  Other includes lines of business that we no longer write (run-off) as well as real estate and other ancillary product lines.  Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S segment we provide property and general liability coverage across specialty classes of business.  The classes of business include environmental, construction, products liability, excess casualty, surety and healthcare.  Our environmental business provides general, professional and pollution liability to contractors, consultants and property owners.  Construction provides commercial general liability insurance coverages for residential and commercial contractors.  Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.  Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART segment, specialty programs facilitate the offering of insurance to homogeneous niche groups through third party program managers.  Our fully funded business provides insureds to self-insure their risks while posting collateral, for which we are paid a fee.

In our Assumed Re segment, the Company provides traditional specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

The Other segment consists of amounts associated with the Company’s investment in real estate which was essentially completed in 2005, and lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities plus certain commercial lines.

The Company measures all segments using net earnings.  The reportable insurance operations segments are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses. Assets are not allocated to the reportable insurance operations segments.

The following table presents key financial data by segment for the three months ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Insurance
September 30, 2009	E & S							Assumed	ART		Other	Total
				Products				Reinsurance	Specialty	Fully
	Property	Environmental	Construction	Liability	Excess	Surety	Healthcare		Programs	Funded
Gross premiums written	$2,141	$9,406	$5,811	$1,484	$1,118	$4,021	$2,929	$7,100	$58,593	-	-	$92,603
Net premiums written	1,260	7,325	4,836	1,251	177	2,914	1,904	7,134	11,262	-	-	38,063
Net premiums earned	1,636	8,804	5,350	1,528	215	2,473	2,019	6,695	11,261	-	-	39,981
Fee income earned	-	-	-	-	-	-	-	-	-	964	286	1,250
Losses & loss adjustment expenses	1,005	5,611	2,977	843	139	930	1,050	4,485	6,034	-	-	23,074
Acquisition expenses	373	2,139	1,159	315	(142)	740	269	1,041	1,950	-	-	7,844
Gross underwriting profit	258	1,054	1,214	370	218	803	700	1,169	3,277	964	286	10,313
Income tax expense	$ 376										70	446
Net arnings	$ 5,159										$216	$5,375

September 30, 2008	Insurance
	E & S							Assumed	ART		Other	Total
								Reinsurance
	Property	Environmental	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$1,415	$11,345	$8,183	$1,385	$1,544	$3,561	$3,121	$13,828	$30,088	$-	$-	$74,470
Net premiums written	1,351	9,048	7,019	1,134	935	2,506	2,028	5,975	10,551	-	-	40,547
Net premiums earned	1,622	8,576	8,550	1,280	550	1,907	1,060	7,908	10,239	-	-	41,692
Fee income earned	-	-	-	-	-	-	-	-	-	352	147	499
Losses & loss adjustment expenses	1,027	4,898	5,138	764	329	655	551	5,514	6,183	-	-	25,059
Acquisition expenses	326	2,410	1,897	263	58	537	64	1,965	2,165	-	-	9,685
Gross underwriting profit (loss)	269	1,268	1,515	253	163	715	445	429	1,891	352	147	7,447
Income tax expense (benefit)	$ 253										$(74)	$179
Net earnings (loss)	$ 4,473										$(9,080)	$(4,607)

The following table presents key financial data by segment for the nine months ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Insurance
September 30, 2009	E & S							Assumed Reinsurance	ART		Other	Total
				Products					Specialty	Fully
	Property	Environmental	Construction	Liability	Excess	Surety	Healthcare		Programs	Funded
Gross premiums written	$7,328	$32,224	$16,653	$5,700	$4,426	$9,776	$9,313	$25,327	$89,477	-	-	$200,224
Net premiums written	5,471	26,149	13,814	4,781	676	6,982	6,054	25,776	30,995	-	-	120,698
Net premiums earned	4,769	27,204	17,946	4,391	856	6,707	6,578	26,041	31,758	-	-	126,250
Fee income earned	-	-	-	-	-	-	-	-	-	2,445	923	3,368
Losses & loss adjustment expenses	2,936	17,842	9,986	2,417	556	2,624	3,421	17,786	16,754	-	-	74,322
Acquisition expenses	1,073	6,806	4,504	909	(447)	1,885	657	5,344	6,189	-	-	26,920
Gross underwriting profit	760	2,556	3,456	1,065	747	2,198	2,500	2,911	8,815	2,445	923	28,376
Income tax expense	$ 1,211										$209	$1,420
Net earnings	$17,297										$714	$18,011

	Insurance
September 30, 2008	E & S							Assumed	ART		Other	Total
								Reinsurance
	Property	Environmental	Construction	Products Liability	Excess	Surety	Healthcare		Specialty Programs	Fully Funded
Gross premiums written	$5,705	$37,677	$28,253	$4,498	$5,874	$8,180	$8,224	$42,456	$60,586	$-	$-	$201,453
Net premiums written	4,363	27,669	21,921	3,625	1,566	6,183	5,345	34,603	31,020	-	-	136,295
Net premiums earned	3,377	26,404	29,239	3,463	913	5,259	1,781	30,020	27,427	-	-	127,883
Fee income earned	-	-	-	-	-	-	-	-	-	1,242	775	2,017
Losses & loss adjustment expenses	2,138	16,520	17,572	2,068	546	1,815	926	20,405	15,476	-	2	77,468
Acquisition expenses	738	7,106	6,467	636	(302)	1,428	167	8,438	6,045	-	-	30,723
Gross underwriting profit	501	2,778	5,200	759	669	2,016	688	1,177	5,906	1,242	773	21,709
Income tax expense	$ 422										$-	$422
Net earnings (loss)	$13,966										$(5,610)	$8,356

The following table reconciles gross underwriting profit as shown above to our consolidated earnings before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Gross underwriting profit before operating expenses	$10,313	$7,447	$28,376	$21,709
Plus revenue not included in gross underwriting profit:
Net investment income	7,331	7,497	22,850	22,141
Net realized gains	61	(9,153)	298	(8,358)
Other (expense) income	(41)	(37)	44	(7)

Less expenses not included in underwriting profit:
Payroll and related expenses	5,321	5,538	16,843	15,397
Other underwriting expenses	5,055	3,233	10,839	9,552
Interest expense	828	715	2,379	2,370
Corporate and other expenses	639	696	2,076	(612)

Earnings (loss) before income taxes	$5,821	$(4,428)	$19,431	$8,778

Additionally, the Company conducts business in two geographic segments:  the United States and Bermuda.  Significant differences exist in the regulatory environment in each country.  Those differences include laws regarding measurable information about the insurance operations by geographic segments.  The following table provides key financial data about the geographic segments for the three months ended September 30, 2009 and September 30, 2008 (dollars in thousands):

September 30, 2009	United States	Bermuda	Total
Income tax	$446	$-	$446
Net earnings	$1,269	$4,106	$5,375

September 30, 2008	United States	Bermuda	Total
Income tax	$179	$-	$179
Net earnings (loss)	$(4,804)	$197	$(4,607)

The following table provides key financial data about the geographic segments for the nine months ended September 30, 2009 and September 30, 2008 (dollars in thousands):

September 30, 2009	United States	Bermuda	Total
Income tax	$1,420	$-	$1,420
Net earnings	$4,454	$13,557	$18,011
Assets	$645,965	$489,160	$1,135,125
Equity	$95,918	$175,714	$271,632

September 30, 2008	United States	Bermuda	Total
Income tax	$422	$-	$422
Net earnings (loss)	$(3,705)	$12,061	$8,356
Assets	$566,325	$425,192	$991,517
Equity	$69,115	$141,801	$210,916

Note 5 - Income Taxes

Total income tax expense for the periods ended September 30, 2009 and 2008 was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Tax expense attributable to:	2009	2008	2009	2008
Income from operations	$446	$179	$1,420	$422
Change in unrealized gain (loss) on hedging transactions	(484)	4	32	(51)
Change in unrealized gain (loss) on securities available for sale	3,492	(2,918)	6,079	(4,666)

Total	$3,454	$(2,735)	$7,531	$(4,295)

United States federal and state income tax expense (benefit) from operations consists of the following components

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current	$(918)	$1,557	$614	$1,394
Deferred	1,110	(2,899)	201	(2,452)
Change in valuation allowance	254	1,521	605	1,480
Total	$446	$179	$1,420	$422

The state income tax expense provided for was $17 and $43 for the three months ended September 30, 2009 and 2008 respectively, and $94 and $121 for the nine months ended September 30, 2009 and 2008, respectively, and is included in the current provision.

Income tax expense for the periods ended September 30, 2009 and 2008 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected income tax expense (benefit)	$1,980	$(1,505)	$6,607	$2,984
Foreign earned income not subject to U.S. taxation	(1,395)	(67)	(4,609)	(4,101)
Change in valuation allowance	(254)	1,521	(605)	1,480
Tax-exempt interest	(44)	(81)	(179)	(180)
State taxes and other	159	311	206	239
Total	$446	$179	$1,420	$422

Note 6 - Employee Stock Options

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years.  The Company uses the Black-Scholes option pricing model to value stock options.  The Company’s methodology for valuing options has not changed from December 31, 2008.  During the first nine months of 2009, the Company granted 155,576 options compared to 136,302 for the same period of 2008.  The Company granted 20,000 options for the three months ended September 30, 2009 and none for the three months ended September 30, 2008.  Stock based compensation expense related to outstanding options was $155 for the three months ended September 30, 2009 and $194 for 2008.  Stock based compensation expense related to outstanding options was $644 and $580, respectively, for the nine months ended September 30, 2009 and 2008 and is reflected in net earnings under payroll and related expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During the first nine months of 2009, the Company granted 90,224 shares of restricted stock.  The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively.  Stock based compensation expense related to the restricted shares was $256 and $760 for the three and nine months ended September 30, 2009 respectively.  For the three and nine months ended September 30, 2008, $173 and $303, respectively, was recorded.

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

The purchase was accounted for under the guidance of ASC 805-10 as a business combination under the acquisition method.  All identifiable assets and liabilities acquired were recognized using fair value measurement.

The assets and liabilities acquired were valued as follows (dollars in thousands):

Cash	$1,002
Bonds	405
Stocks	167
Short-term investments	2,088
Accounts Receivable	508
Intangible asset	325
Other assets	451
Unpaid losses	(920)
Unearned premium	(308)
Other liabilities	(460)
Goodwill	1,432

Pursuant to the purchase agreement, an Escrow Fund Holdback of $704 was established to reimburse the purchaser for any aggregate net claims or losses incurred by VIC from any bonds written by VIC prior to the "Closing Date" which, in the net aggregate, exceeded the total loss reserves as reflected in the purchase price.  For a period of eighteen (18) months after the Closing Date ( the "Loss Holdback Period"), if the aggregate net claims incurred by VIC for bonds written prior to the Closing Date exceed the amount of total reserves purchased, the purchaser will be reimbursed from the Escrow Fund.  A “Indemnification Holdback” was also established to reimburse the purchaser for loss, cost and expense related to any breach of representations, warranties or covenants made by the sellers in the purchase agreements. At the end of the 18 month Loss Holdback Period, any remaining balances in the Funds will be disbursed to the seller.  The Company believes that the reserves established at the date of acquisition were adequate to cover the losses that might be incurred for bonds written prior to the Closing Date.

The goodwill is attributable to the revenue stream in place currently and expected to continue to generate cash flow in the future.  The Company will perform impairment testing each year at December 31 to determine whether there has been impairment of the asset on an ongoing basis.

Note 8 – Fair Value Measurements

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in ASC 820-10-15.  ASC 820-10-15 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Level 1:  quoted price (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 instruments.

Level 2:  inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, or for which significant inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3:  inputs to the valuation methodology are unobservable and significant to the overall fair value measurement.  The unobservable inputs reflect our own assumptions that market participants might use.

ASC 820-10-15 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

To measure fair value, we obtain quoted market prices for our available-for-sale securities.

Assets measured at fair value on a recurring basis are summarized below:

As of September 30, 2009
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$28,224	$647,475	$-	$675,699
Equities securities	14,088	-	5,082	19,170
Short term investments	44,805	-	-	44,805

Total	$87,117	$647,475	$5,082	$739,674

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
Level 3 Financial Instruments	(dollars in thousands)
	Fixed Maturities	Equities

Balance at December 31, 2008	$7,407	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Net purchases, sales & distributions	(7,407)	-
Net transfers in (out of) Level 3	-	-
Balance at September 30, 2009	$-	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$-	$-

On a quarterly basis, we evaluate whether the fair values of the Company’s individual securities are other-than-temporarily impaired when the fair value is below amortized cost. To make this assessment we consider several factors including (i) our intent and ability to hold the security, (ii) the potential for the security to recover in value, (iii) an analysis of the financial condition of the issuer, (iv) an analysis of the collateral structure and credit support of the security, if applicable, (v) the time during which there has been a decline below cost, and (vi) the extent of the decline below cost. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment losses in the Consolidated Statements of Operations.  There were no other-than-temporary-impairments recorded for the three and nine months ended September 30, 2009.  During the nine months ended September 30, 2008, the Company recorded an other-than-temporary impairment charge of $7.7 million related to debt and equity securities.

In addition to the fair value estimates on our investments, the Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

•	Cash and cash equivalents – The carrying amounts approximate fair value because of the short-term maturity of those instruments.
•	Premiums receivable – The carrying value of premiums receivable approximates fair value due to the short-term nature.
•	Long-term debt – The carrying value of those notes is a reasonable estimate of fair value.

Note 9 – Credit Facilities

On July 31, 2009 the Company entered into a line of credit facility with Regions Bank for $15 million.  The facility is unsecured with a term ending July 31, 2010.

The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly.  Under the line of credit facility, certain covenants are required.  At September 30, 2009, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at September 30, 2009.

Note 10 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the American Safety Holdings Corp. issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities.  The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively.  The securities can be redeemed at the Company's option commencing five years from the date of original issuance.

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of American Safety Holdings Corp. issued a 30-year trust preferred obligation in the amount of $25 million.  This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR + 3.4% thereafter.  Interest is payable on a quarterly basis and the securities may be redeemed at the Company's option commencing five years from the date of original issuance.

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

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III.  Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009.

Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income.  The gross unrealized gains and losses on the interest rate swaps at September 30, 2009 were $122, $81 and $(110) for American Safety Capital, American Safety Capital II and American Safety Capital III, respectively.

Note 11 – Subsequent Events

The Company evaluated subsequent events through the filing date of this Form 10Q quarterly filing, which was November 9, 2009, and determined there were none that required disclosure.

Note 12 - Accounting Pronouncements

The FASB has issued FASB Statement No. 168, The "FASB Accounting Standards Codification©" and the "Hierarchy of Generally Accepted Accounting Principles".  Statement 168 establishes the FASB Accounting Standards Codification© (Codification or ASC) as the single source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has begun the process of implementing the Codification in this quarterly report by providing references to the Codification topics alongside references to the existing standards.

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various future effective dates.

On June 30, 2009, the Company adopted FAS 165, "Subsequent Events" (ASC 855-10), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10 also requires disclosure of the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of ASC 855-10 did not have an impact on the Company’s financial position or results of operations.  See Note 11.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” ("ASC 805-10").  ASC 805-10 expands on the guidance by extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805-10 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. ASC 805-10 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interest, contingent consideration and certain acquired contingencies. ASC 805-10 also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. ASC 805-10 is effective for any acquisitions made on or after January 1, 2009.  On June 30, 2009, the Company acquired Victore Insurance Company.  The Company accounted for the acquisition in accordance with ASC 805-10 accounting, "Business Combinations".

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” ("ASC 820-10-15"), which delays the effective date of ASC 820-10-15 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company has fully adopted this guidance including ASC 820-10-15 effective January 1, 2009 and will be using the guidance and measuring the impact on our non-financial assets as a part of impairment testing.

In March 2008, the FASB issued SFAS No. 161 ("ASC 815-10"), “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”.  ASC 815-10 enhances the disclosure requirements of SFAS No. 133 ("ASC 815-10"), “Accounting for Derivative Instruments and Hedging Activities”, regarding an entity’s derivative instruments and hedging activities.  ASC 815-10 is effective for the Company’s fiscal year beginning January 1, 2009 and has been adopted by the Company.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("ASC 820-10-15"). ASC 820-10-15 clarifies the application of FAS 157 in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10-15 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate. The disclosure provisions of SFAS No. 154 ("ASC 250-10-05"), “Accounting Changes and Error Corrections” for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The adoption of ASC 820-10-15 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB issued FSP FAS 157-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed (“ASC 820-10-65-4”).  ASC 820-10-65-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

FSP 107-1 and APB 28-1 ("ASC 825-10-65-1") amends FAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet. This FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements.  ASC 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended June 30, 2009 and there has been no material impact as a result of adoption.

The objective of FSP 115-2 and 124-2 ("ASC 320-10-65-1"), which amends existing other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in ASC 320-10-65-1 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.

Among other provisions, ASC 320-10-65-1 requires entities to:  (1) split other-than-temporary impairment charges between credit losses (i.e., the loss based on the entity’s estimate of the decrease in cash flows, including those that result from expected voluntary prepayments), which are charged to earnings, and the remainder of the impairment charge (non-credit component) to other comprehensive income, net of applicable income taxes; (2) disclose information for interim and annual periods that enables financial statement users to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and (3) disclose for interim and annual periods information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.

ASC 320-10-65-1 is effective for interim reporting periods ending after June 15, 2009.  For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income and the impact of adoption accounted for as a change in accounting principles, with applicable disclosure provided.  The Company adopted ASC 320-10-65-1 during the quarter ended June 30, 2009 and this adoption did not have an impact on any of the Other-Than-Temporary charges to date.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Bermuda-based specialty insurance and reinsurance company that provides customized products and solutions to small and medium-sized businesses in industries that we believe are underserved by the standard market. We have developed specialized coverages and alternative risk transfer products not generally available to our customers in the standard market because of the unique characteristics of the risks involved and the associated needs of the insureds. We specialize in underwriting products for insureds with certain environmental, products liability, construction, healthcare and property needs, as well as developing programs for other specialty lines of business and providing third party reinsurance.

Our business segments are classified into insurance operations and other, with the insurance operations consisting of three segments: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S includes seven business lines:  environmental, construction, products liability, excess, property, surety and healthcare. ART includes two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within the E&S segment, our environmental insurance products provide general pollution and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART segment, specialty programs provide insurance to homogeneous niche groups through third party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, consultants, restaurant and tavern owners, bail bondsmen and parent/teacher associations. Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance segment offers property and casualty reinsurance products in the form of treaty and facultative contracts. We provide this coverage on an excess of loss and quota share basis. Our primary focus is casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation. The Company provides traditional reinsurance targeting small specialty insurers, risk retention groups and captives.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines and real estate and other ancillary product lines.

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

The table below summarizes the Company’s net premiums written and net premiums earned by business line, consolidated revenues and percentage change year over year:

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2009/2008	Nine Months Ended September 30, 2009/2008
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net premiums written:
Excess and Surplus Lines Segment
Environmental	$7,325	$9,048	$26,149	$27,669	-19.0%	-5.5%
Construction	4,836	7,019	13,814	21,921	-31.1%	-37.0%
Products Liability	1,251	1,134	4,781	3,625	10.3%	31.9%
Excess	177	935	676	1,566	-81.1%	-56.8%
Property	1,260	1,351	5,471	4,363	-6.7%	25.4%
Surety	2,914	2,506	6,982	6,183	16.3%	12.9%
Healthcare	1,904	2,028	6,054	5,345	-6.1%	13.3%

Total Excess & Surplus Lines Segment	19,667	24,021	63,927	70,672	-18.1%	-9.5%

Alternative Risk Transfer Segment
Specialty Programs	11,262	10,551	30,995	31,020	6.7%	-0.1%

Assumed Reinsurance Segment	7,134	5,975	25,776	34,603	19.4%	-25.5%

Total net premiums written	$38,063	$40,547	$120,698	$136,295	-6.1%	-11.4%

Net premiums earned: Excess and Surplus Lines Segment
Environmental	$8,804	$8,576	$27,204	$26,404	2.7%	3.0%
Construction	5,350	8,550	17,946	29,239	-37.4%	-38.6%
Products Liability	1,528	1,280	4,391	3,463	19.4%	26.8%
Excess	215	550	856	913	-61.0%	-6.8%
Property	1,636	1,622	4,769	3,377	0.9%	41.2%
Surety	2,473	1,907	6,707	5,259	29.7%	27.5%
Healthcare	2,019	1,060	6,578	1,781	90.3%	269.3%
Total Excess & Surplus Lines Segment	22,025	23,545	68,451	70,436	-6.5%	-2.8%

Alternative Risk Transfer Segment
Specialty Programs	11,261	10,239	31,758	27,427	10.0%	15.8%

Assumed Reinsurance Segment	6,695	7,908	26,041	30,020	-15.3%	-13.3%

Total net premiums earned	$39,981	$41,692	$126,250	$127,883	-4.1%	-1.3%

Net investment income	7,331	7,497	22,850	22,141	-2.2%	3.2%
Net realized gains (losses)	61	(9,153)	298	(8,358)	N/A	N/A
Fee income	1,250	499	3,368	2,017	150.5%	67.0%
Other income	(41)	(37)	44	(7)	10.8%	-728.6%

Total revenues	$48,582	$40,498	$152,810	$143,676	20.0%	6.4%

The following table sets forth the components of our combined ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Loss & loss adjustment expense ratio	57.7%	60.1%	58.9%	60.6%
Expense ratio	42.5%	43.1%	40.6%	41.9%
Combined ratio	100.2%	103.2%	99.5%	102.5%

Three Months Ended September 30, 2009 compared to
Three Months Ended September 30, 2008

Net Earnings

Net earnings increased $9.3 million to $5.0 million, or $0.47 per diluted share, for the three months ended September 30, 2009, compared to a net loss of $4.3 million, or $(0.42) per diluted share, for the same period of 2008.  The increase in net earnings was primarily due to net realized gains from investments of $61 thousand for the 2009 quarter compared to $9.2 million in net realized losses for the same period in 2008.  See discussion below for more information regarding the various components of net earnings.

Net Premiums Earned

Excess and Surplus Lines

Environmental.  Net premiums earned increased 2.7% to $8.8 million for the three months ended September 30, 2009, compared to $8.6 million for the same period of 2008.  Net premiums earned have increased primarily as a result of the Company's reinsurance program that changed in the third quarter of 2008.  The Company increased its retention in September 2008 as compared to the prior program by increasing our retention earned premium quarter over quarter.

Construction.  Net premiums earned decreased 37.4% to $5.4 million for the three months ended September 30, 2009, compared to $8.6 million for the same period of 2008.  The decline was primarily due to soft market conditions, our exercise of underwriting discipline and the housing markets that reduced renewal retention rates and new business.

Products Liability.  The Company’s products liability line produced $1.5 million of net premiums earned for the three months ended September 30, 2009 compared to $1.3 million for the same period of 2008.  This line continues to experience modest growth as the Company establishes this product offering with its distribution partners.  The products are offered to small and middle market accounts including manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Excess.  Net premiums earned decreased to $0.2 million for the three months ended September 30, 2009, compared to $0.6 million for the comparable period of 2008.  The Company’s excess product offering is focused primarily in the construction and products liability areas.

Property.  The Company’s property and commercial multi-peril line remained constant with net premiums earned of $1.6 million for each of the three months ended September 30, 2009 and 2008.

Surety. Net premiums earned increased 29.7% to $2.5 million for the three months ended September 30, 2009, compared to $1.9 million for the same period of 2008.  The increase is due to growth in premium writings in the Company’s existing specialty surety, environmental and small contractor books of business.

Healthcare.  Net premiums earned increased to $2.0 million for the three months ended September 30, 2009 compared to $1.1 million for the same period of 2008.  This product line was acquired through the acquisition of the LTC Companies in February 2008.  The premiums and policies in force were not acquired, resulting in the lower earned premiums in the 2008 quarter.

Alternative Risk Transfer Segment

Specialty Programs.  Net premiums earned increased 10.0% to $11.3 million for the three months ended September 30, 2009 compared to $10.2 million for the same period in 2008.  Net premiums earned increased primarily due to increased retention levels in our specialty programs, as well as new programs written in 2008 and 2009.

Assumed Reinsurance Segment

This line of business generated $6.7 million in net premiums earned for the three months ended September 30, 2009 compared to $7.9 million for the same period of 2008, a decrease of 15.3%.  The decrease is primarily due to the cancellation of a treaty written in 2008 and a shift in business from quota share to excess of loss.

Fee Income Earned

Fee income earned increased to $1.3 million for the three months ended September 30, 2009 as compared to $0.5 million for the same period of 2008.  The increase is primarily attributable to the fee income associated with the fully funded line of business in our alternative risk transfer segment.

Net Investment Income

Net investment income decreased 2.2% to $7.3 million for the three months ended September 30, 2009 compared to $7.5 million for the same period of 2008 due to a decline in the portfolio's overall investment yield.

Net Realized Gains (Losses)

Net realized gains from the sale of investments were $61 thousand for the three months ended September 30, 2009 compared to net realized losses of $9.2 million for the same period of 2008, which included a charge of $7.7 million for other-than-temporary-impairment of debt and equity securities.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $23.1 million, or 57.7% of net premiums earned, for the three months ended September 30, 2009 compared to $25.1 million, or 60.1%, for the same period of 2008.  The decrease in the loss ratio was primarily due to prior year adverse reserve development of $1.5 million in the 2008 quarter.  There was no prior year development in the 2009 quarter.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers, offset by ceding commissions we receive from reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses decreased to $7.8 million for the three months ended September 30, 2009 as compared to $9.7 million for the same period of 2008.  The decrease is due to lower acquisition costs in our assumed reinsurance business due to a shift in business mix and the cancellation of a treaty to inception.

Payroll, Corporate and Other Underwriting Expenses

Payroll, corporate and other underwriting expenses increased 16.4% to $11.0 million for the three months ended September 30, 2009, compared to $9.5 million for the same 2008 period, primarily due to the write-off of a receivable totaling $1.6 million related to a legacy program.

Income Taxes

Income tax expense for the three months ended September 30, 2009 was $0.4 million, or 7.7%, of pre-tax income, compared to $0.2 million on a loss of $4.4 million in 2008.  The taxes attributable to the 2008 loss are due to the establishment of a valuation allowance of $1.3 million for realized losses not deductible for tax purposes.

Combined Ratio

Our underwriting results are measured by our combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio). A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio decreased to 100.2% for the three months ended September 30, 2009 from 103.2% for the same period of 2008.  The decrease was primarily attributable to a reduction in the loss ratio which was a combination of changes in the mix of business as compared to the 2008 quarter and $1.5 million in adverse reserve development in the 2008 quarter.  The expense ratio for the 2009 period was impacted by the Company's write off of a $1.6 million recoverable from a legacy program.  Partially offsetting the writeoff  in our assumed reinsurance segment, we canceled a treaty during the quarter back to inception and reversed the associated revenue and expense.

Nine Months Ended September 30, 2009 compared to
Nine Months Ended September 30, 2008

Net Earnings

Net earnings increased 104.5% to $17.4 million, or $1.65 per diluted share, for the nine months ended September 30, 2009, compared to $8.5 million, or $0.79 per diluted share, for the same period of 2008.  See explanations below for the various components of net earnings.

Net Premiums Earned

Excess and Surplus Line

Environmental.  Net premiums earned increased 3.0% to $27.2 million for the nine months ended September 30, 2009, as compared to $26.4 million for the same period of 2008, due to a change in the reinsurance program resulting in increased retentions as discussed in the three month management discussion.

Construction.  Net premiums earned decreased 38.6% to $17.9 million for the nine months ended September 30, 2009 as compared to $29.2 million for the same period in 2008.  The decline was primarily due to soft market conditions, our exercise of underwriting discipline and the housing markets that reduced renewal retention rates and new business.

Products Liability.  Net premiums earned increased to $4.4 million for the nine months ended September 30, 2009, an increase of 26.8% as compared to $3.5 million for the same period of 2008.  This line continues to experience modest growth as the Company establishes this product offering with its distribution partners.  The products are offered to small and middle market accounts including manufacturers, distributors, non-habitational real estate and certain owner, landlord and tenant risks.

Excess.   Net premiums earned were $0.9 million for the nine months ended September 30, 2009 and 2008,.  The Company’s excess product offering is focused primarily in the construction and product liability areas.

Property.  The Company’s property and commercial multi-peril line produced net premiums earned of $4.8 million for the nine months ended September 30, 2009 as compared to $3.4 million in net premiums earned for the nine months ended September 30, 2008.  Net premiums earned increased due to the growth in gross premiums written as the Company continues to build this book of business.

Surety.    Net premiums earned increased 27.5% to $6.7 million for the nine months ended September 30, 2009 as compared to $5.3 million for the same period of 2008.  The increase in surety premiums is attributable to the growth in written premiums in the Company's specialty surety, environmental and small contractors books of business.

Healthcare.  Net premiums earned for the nine months ended September 30, 2009 were $6.6 million compared to $1.8 million for the same period of 2008.  This product line was acquired in February 2008.  The policies in force were not acquired, resulting in the lower earned premiums in the nine months ended September 30, 2008.

Alternative Risk Transfer

Specialty Programs.  Net premiums earned increased 15.8% to $31.8 million for the nine months ended September 30, 2009 as compared to $27.4 million for the same period of 2008.  Net premiums earned increased due primarily to increased retention levels in our specialty programs, as well as the impact of new programs added in 2008 and 2009.

Assumed Reinsurance

This line of business generated $26.0 million in net premiums earned for the nine months ended September 30, 2009, a decrease of 13.3% as compared to $30.0 million for the same period of 2008.  The decrease is primarily due to the impact of a transaction with gross written premiums of $12.4 million recognized in the second quarter of 2008 that was not renewed in 2009.  In addition, the business mix has changed to excess of loss from quota share.  This business shift resulted in less premium as compared to the 2008 period.  The decrease is due to the cancellation of a treaty written in 2008 and a shift in business from quota share to excess of loss.

Fee Income Earned

Fee income earned increased to $3.4 million for the nine months ended September 30, 2009 as compared to $2.0 million for the same period of 2008.  The increase is primarily attributable to growth in our fully funded business.

Net Investment Income

Net investment income increased 3.2% to $22.9 million for the nine months ended September 30, 2009 as compared to $22.1 million for the same period of 2008.  The increase is due to an increase in average invested assets resulting from cash flow from operations, offset in part by lower average investment yields due to lower market interest rates.

Net Realized Gains (Losses)

Net realized gains from the sale of investments totaled $0.3 million for the nine months ended September 30, 2009, compared to a loss of $8.4 million for the same period of 2008.  The 2008 loss included $7.7 million of other-than-temporary-impairment on debt and equity securities.  During May, 2009 the Company terminated an interest rate swap resulting in a realized gain of $2.3 million.  The Company reallocated the portfolio during the second quarter of 2009.  As part of the reallocation, we sold $71 million of fixed maturity securities and $7 million of equity securities, resulting in a realized loss of $2.1 million.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $74.3 million, or 58.9% of net premiums earned, for the nine months ended September 30, 2009, compared to $77.5 million, or 60.6%, for the same 2008 period.  The decrease is primarily attributable to prior year adverse reserve development of $1.5 million in the 2008 period.  There was no prior year development in the 2009 period.

Acquisition Expenses

Policy acquisition expenses are commissions paid to our agency plant, offset by ceding commissions we receive from our reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses decreased to $26.9 million for the nine months ended September 30, 2009 as compared to $30.7 million for the same period of 2008, and, as a percentage of net premiums earned, decreased to 21.3% for the nine months ended September 30, 2009 compared to 24.0% for the same period of 2008.  The decrease is due to lower acquisition costs in our assumed reinsurance business due to a shift in business mix and the cancellation of a treaty to inception in the reinsurance segment.

Payroll, Corporate and Other Underwriting Expenses

Payroll, corporate and other underwriting expenses increased 22.6% to $29.8 million for the nine months ended September 30, 2009, compared to $24.3 million for the same 2008 period.  Salary increased due to normal salary increases.  Other underwriting expenses increased due to an expense of $1.6 million from a bad debt write-off related to a legacy program and corporate and other expenses increasing to $2.1 million for the nine months ended September 30, 2009, compared to $(0.6) million for the same 2008 period.  This increase was due to an adjustment made in the 2008 quarter for $2.8 million, reducing the accrued warranty liability established in 2004 associated with our former real estate project in Florida, which was substantially completed in 2005.

Income Taxes

Income tax expense for the first nine months of 2009 was $1.4 million or 7.3% of pre-tax income, compared to $0.4 million or 4.8% of pre-tax income for the same period of 2008.  The higher tax rate is due to increased earnings in the U.S. operations.

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

Combined Ratio

Our underwriting results are measured by our combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net premiums earned (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net premiums earned (expense ratio).  A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio decreased to 99.5% for the nine months ended September 30, 2009 from 102.5% for the same period of 2008.  The decrease was attributable to a reduction in the loss ratio of 1.7% due to prior year adverse development in the 2008 period.

The expense ratio portion of our combined ratio excludes interest expense, fee income and corporate and other expenses.  These excluded amounts totaled approximately $ 2.7 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $7.8 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations.  Due to market conditions, the Company has experienced a reduction in premium rates due to the entrance of new insurance competitors and overall market conditions.  The Company’s primary sources of short-term cash flow are premium writings and investment income.  Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate the variations in those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $40.2 million for the nine months ended September 30, 2009 compared to net cash provided by operations of $70.2 million for the same period of 2008.  The cash flow from operations decreased in 2009 compared to 2008 primarily due to reduced cash flow from unpaid losses and loss adjustment expenses of $9.0 million, and reduced cash flow from ceded premiums payable of $22.1 million.  Ceded premiums payable was up in 2008 due to treaty deposit payments delayed until fourth quarter and settlement of premium related to the July 1, 2007 casualty treaty.

Net cash used in investing activities was $31.7 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $65.4 million for the same period of 2008.  The decrease in cash used in investment activities was due to less cash flow from operations as noted above.

Net cash provided by financing activities was $7 thousand for the nine months ended September 30, 2009 as compared to net cash used in financing activities of $6.9 million for the same period of 2008 due to the repurchase of stock during the 2008 period.

Effective October 1, 2009, the Company renewed its excess of loss reinsurance treaty on our casualty lines of business.  The cost of the reinsurance provided varies based on premium and the area of coverage.  The excess of loss reinsurance treaty expires on October 1, 2010.

Casualty lines - $4.0 Million excess of $1.0 million, with 80% of the risk ceded to reinsurers and covering casualty lines including environmental, construction, products liability, specialty programs and the casualty portion of property package business.

$6.0 million excess of $5.0 million for casualty lines as outlined above, with 100% of the risk ceded to reinsurers.  This layer also provides for a 100% of Umbrella and Excess limits in excess of $5.0 million.  The layer also provides protection from claims associated with bad faith allegations, improper claims handling and multiple insureds involved in the same occurrence.

Umbrella and Excess - $5.0 million quota share placed on a cessions basis for umbrella and excess policies, with 90% of the risk ceded to reinsurers for policies written over the Company’s primary general liability policies and 80% of the risk ceded to reinsurers for policies written over other insurers policies.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, through its subsidiaries, is routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of reserve practices, and legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries.  As a result of our diversification efforts, for the nine months ended September 30, 2009, approximately 33.6% of our gross written premiums were written in these two industries compared to 35.0% for the comparable 2008 period.  However, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in-house actuarial staff reviews the reserves of our major lines on a quarterly basis and performs a full actuarial analysis annually. In addition, an independent third party actuarial firm performs a full actuarial analysis annually, which includes assessing the adequacy of statutory reserves.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds.  If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we bear the financial exposure.  As a result, we are subject to credit risk with respect to our reinsurers.  The total amount of reinsurance recoverables at September 30, 2009 was $206 million, or 77% of shareholders’ equity.  Of this amount, $119.4 million, or approximately 58% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound. We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets at least quarterly to discuss and approve reinsurance security and evaluate collectability of reinsurance recoverables. To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

We are unable to ensure the credit worthiness of our reinsurers. In prior years, A.M. Best and Standard and Poor’s (“S&P”), downgraded the financial strength ratings of the insurance and reinsurance operating subsidiaries of Alea Group Holdings (Bermuda) Ltd., including among others, Alea North American Insurance Company and Alea London Limited (“Alea”), each of which is one of our reinsurers. Subsequently, Alea requested that A.M. Best withdraw all ratings of Alea. A.M. Best currently has assigned a NR-4 (Company Request) to Alea. As of September 30, 2009, our unsecured estimated net exposure to Alea was approximately $10 million, primarily in our specialty programs.  This estimate is based upon our estimates of losses and will not reflect our exposure if our actual losses differ from those estimates.

The Company had an allowance of $3.8 million as of September 30, 2009 and December 31, 2008.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers.  These producers are not obligated to promote our products and may sell competitors’ products.  Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers.  The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of September 30, 2009, the Company has no individual producers that generate greater than 10% of gross premiums written.

We are subject to credit risk in connection with producers that market our products.

In accordance with industry practice, when the insured pays premiums for our policies to producers for payment over to us, these premiums are considered to have been paid and, in most cases, the insured is no longer liable to us for those amounts, whether or not we actually have received the premiums from the producer.  Consequently, we assume a degree of credit risk associated with the producers with whom we choose to do business.  To date, we have not experienced any material losses related to these credit risks.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio.  As of September 30, 2009, the fair value of our investment portfolio was $739.7 million and net investment income derived from these assets was $22.9 million.  We also incurred net realized gains of $0.3 million, or 1.5 % of our pre-tax earnings.  Our investment portfolio is subject to various risks, including:

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

We are exposed to claims arising out of catastrophes in our assumed reinsurance and programs lines of business.  We can experience in the future, catastrophe losses which may materially reduce our profitably or harm our financial condition.  Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires.  Catastrophes can also be man-made, such as the World Trade Center attack.  The incidence and severity of catastrophes are inherently unpredictable.  Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

Risk Factors Related to Taxation

Our Bermuda operations may be subject to U.S. tax.

American Safety Insurance Holdings, Ltd., its reinsurance subsidiary, American Safety Reinsurance, Ltd. and its segregated account captive, American Safety Assurance, Ltd., are organized in Bermuda. American Safety Insurance Holdings, Ltd., American Safety Re and American Safety Assurance are operated in a manner such that none should be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. or, in the case of American Safety Re and American Safety Assurance, to be doing business through a permanent establishment within the U.S.. However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of American Safety Re and American Safety Assurance to treaty benefits, there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance Holdings, Ltd., American Safety Re and/or American Safety Assurance is engaged in a trade or business in the U.S. or that American Safety Re or American Safety Assurance is carrying on business through a permanent establishment in the U.S. If any of American Safety Insurance Holdings, Ltd., American Safety Re or American Safety Assurance were considered to be engaged in a trade or business in the U.S., or if American Safety Re or American Safety Assurance were deemed to be doing business through a permanent establishment in the U.S., it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

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

If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2009 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to hold directly or indirectly 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.  If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form.  It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect.  The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

The property and casualty insurance industry has historically been a cyclical industry consisting of both “soft market” periods and “hard market” periods. During soft market periods, insurers tend to be more aggressive in writing policies and competitive in the pricing of those premium rates. Beginning in 2000, we believe our industry experienced a hardening market, reflected by increasing rates and more restrictive coverage terms. These trends appeared to have started slowing in 2004. We believe the industry has been and continues to be in a soft market where pricing generally has become more competitive and policy terms and conditions have become less restrictive. Therefore, we may not be able to achieve our growth and profitability goals. Because this cyclicality is due in large part to the economy, the particular needs of insureds and the actions of our competitors, we cannot predict the timing or duration of changes in the insurance market cycle.

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

Insurance Regulation. Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance. This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures. Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of our insurance companies. Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, premium rates, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and non-financial components of an insurance company’s business. For instance, our insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. Each of our domestic insurance subsidiaries satisfies its minimum capital requirements and none of them is identified by any regulatory authority as being undercapitalized or requiring further regulatory attention. A number of legislative initiatives currently are under consideration by Congress. Any changes in insurance laws and regulations could materially adversely affect our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

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

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that such legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on our results of operation.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2009.

American Safety Insurance Holdings, Ltd.

By: /s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer