Form 10-K
period 2009-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2010-03-16
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
------------------

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
31 Queen Street 2nd Floor Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

Registrant’s telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.Yes ___No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes____No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes   X  No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ___No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ___	Accelerated Filer	X
Non-accelerated Filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___	No X

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2009 was $140,217,174.

The number of shares of registrant’s common stock outstanding on March 3, 2010 was 10,325,666.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2010 Annual General Meeting of the Shareholders (the “2010 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

ii

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Table of Contents

PART I

 iii

In this Report, the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries and non-subsidiary affiliates.

We maintain a web site at www.amsafety.bm that contains additional information regarding the Company. Under the caption “Investor Relations - SEC Filings” on our website, we provide access, free of charge, to our filings with the Securities and Exchange Commission (“SEC”), including Forms 3, 4 and 5 filed by our officers and directors, as soon as reasonably practical after electronically filing such material with the SEC.

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

PART I

Item 1.                      Business

Business Overview

We are a Bermuda-based specialty insurance and reinsurance holding company with U.S. insurance and offshore reinsurance operations offering solutions for specialty risks.  The Company’s strategy is to provide insurance and reinsurance solutions for small and medium sized businesses not adequately served by standard insurance markets.  Through our domestic operating subsidiaries and affiliates, we market and underwrite a variety of specialty insurance products to small and medium-sized businesses in the United States.  Through our Bermuda operating subsidiaries, we offer reinsurance products to U.S. and international small and medium-sized insurance companies.  We compete in three specialty segments: excess and surplus lines ("E&S") and alternative risk transfer ("ART") in the U.S. and assumed reinsurance in Bermuda.  Our platform allows us to provide flexibility to smaller E&S accounts that is generally available only to larger accounts as we offer a broad spectrum of products from fronting to complete risk transfer.  Our platform also facilitates efficient capital management by allowing us to adjust risk retentions to reflect market conditions.  We believe that our market and specialty product focus has allowed us to develop underwriting expertise in the markets that we serve.  We utilize a solution oriented approach to underwriting while maintaining underwriting discipline, focusing on underwriting profitability.  We believe that our underwriting expertise, flexible platform and customer orientation set us apart from our competitors.  Our goal is to offer small and medium-sized businesses a broad base of specialty insurance and reinsurance products for which we can build scale and consistently produce underwriting profits.

Specialty Insurance

In the standard insurance markets, rates and policy forms are regulated and products and coverages are for the most part uniform.  Exposures tend to be more predictable than in the specialty markets and, due to the consistency of products offered in the market, insurers largely compete on the basis of price.  In contrast, the specialty insurance markets generally deal with harder to place risks.  These specialty risks, due to the nature of the particular risk or activities of the insured, often do not lend themselves to the strict, uniform underwriting criteria of standard insurers and require unique underwriting solutions.

As opposed to the standard markets, competition in the specialty markets focuses more on expertise, flexibility and customer service than price, although standard markets expand or contract into and out of this type of business depending on market conditions.  Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, we utilize our underwriting expertise in an attempt to manage these risks appropriately.  Management considers the exercise of underwriting discipline to be more important than market share.  Our customers’ insurance needs are often highly specialized and our underwriting expertise and flexibility allow for custom tailored terms and product solutions to meet their unique needs.

Markets

E&S

The E&S markets focus on hard to place risks and exposures that are not typically underwritten by the standard markets.  For our E&S lines of business, we are able to offer more flexible policy forms and unregulated premium rates, allowing us to underwrite business not adequately served by the standard markets.  As we define it, our E&S business includes certain products offered by the specialty admitted market.  Carriers writing in the specialty admitted market underwrite complex risks similar to those written by E&S carriers but are licensed by the insurance regulators of the states in which they do business as admitted carriers.  Due to the complexity of the risks being underwritten, the lack of available product in the standard markets, or the nature of the specific coverage provided, specialty admitted carriers are generally less restricted by rate and policy form regulations than are standard admitted carriers.  We currently write portions of our environmental and specialty program business and all of our surety business, on an admitted basis.

Our subsidiaries, American Safety Indemnity Company (“AS Indemnity”) and American Safety Risk Retention Group, Inc (“ASRRG”), provide coverages in the E&S markets.  Our subsidiaries, American Safety Casualty Insurance Company (“AS Casualty’) and Victore Insurance Company “(Victore”), provide coverages in the admitted portion of the E&S market.  In 2009, we wrote a total of $117.0 million in premium in our E&S segment.

Alternative Risk Transfer

The Alternative Risk Transfer, or ART, market provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process, who want to reduce the cost of insurance or who are unable to find adequate insurance coverage.  The ART market includes captive insurance companies and risk retention groups.  Captive insurance companies are risk sharing vehicles, formed by one interest or a group of related interests to provide insurance coverage for their business operations.  Risk retention groups are insurers owned by their policy holders that are licensed only in the state of their formation but, through the Federal Liability Risk Retention Act, are able to write insurance in all states.  These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market has traditionally been correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods.  We believe that this correlation has become less meaningful as ART solutions have become more accessible and better managed, evidenced by a sharp increase in the number of captive formations in both domestic and offshore domiciles, such as Vermont and Bermuda, offering regulatory environments conducive to captive formations and operations.  This continued growth has contributed to the competitive environment in the ART market.  Despite the current soft market, customers in certain industries continue to find that the ART markets provide adequate, affordable coverages meeting their particular needs.

Our participation in the ART market takes two forms: as a fronting carrier and by participating in specialty programs.  We serve as a fronting carrier for risks that wish to essentially self-insure for which we receive fee income and we participate in specialty program business in which we outsource the underwriting and program administration to program managers with established underwriting expertise in the particular homogenous risk covered by the program.  We receive both premium and fee income from our specialty program business.  In 2009, we wrote a total of $103.2 million in premium in our ART segment and recognized $4.2 million in fee income.

Assumed Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, known as the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more reinsurance contracts.  Reinsurance reduces the ceding company’s net liability on individual risks or classes of risks, provides catastrophe protection from large or multiple losses, and provides the ceding company with additional underwriting capacity.  Reinsurance serves only to indemnify a ceding company for losses payable by the ceding company to its policyholders and, therefore does not discharge the ceding company from its liability to its policyholders.  As a result, reinsurance involves an inherent credit risk to the ceding company.

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to reinsurers.  As this trend continues, the reinsurers generally reduce rates to attract ceding companies.  Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas primarily with small specialty insurers, captives, risk retention groups and program managers with a particular focus on the professional liability and healthcare industries.  Additionally, we participate in property catastrophe reinsurance to a limited extent.  In 2009, we wrote a total of $33.4 million in premium in our assumed reinsurance segment.

Our Products

Our core products are excess and surplus lines, alternative risk transfer and assumed reinsurance:

Excess and Surplus Lines: We provide the following excess and surplus lines products:

Environmental:  General liability for various types of environmental risks including smaller market and middle market environmental contractors and consultants and environmental impairment liability.  We do not provide coverage for manufacturers or installers of products containing asbestos, but instead insure the contractors that remediate asbestos.

The environmental risks we underwrite are as follows:

•	Environmental Contractor and Consultant Risks: general liability coverage for environmental contractors and consultants, targeting two distinct markets:
o	Smaller environmental contractors and consultants, generally with annual revenues below $3.0 million.
o	Middle Market – focused on environmental contractors and consultants with annual revenues above $3 million.

Environmental Impairment Liability: coverage for fixed site pollution liability businesses such as manufacturers, real estate and waste facilities.

Construction:  primary general liability coverages for various types of residential and commercial construction risks.

The construction risks we underwrite include:

•	Residential Construction: residential contractors, including primarily graders, framers, concrete workers, drywall installers and general contractors.
•	Commercial Construction: commercial contractors, including primarily framers (predominantly for apartments), concrete workers and graders.
•	Other: other excess and surplus lines coverages, including general liability for building owners and equipment dealers.

Products Liability:  Products liability coverages to small and middle market manufacturers and distributors of medium hazard products, excluding certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Excess:  Excess and umbrella liability coverages primarily in the construction and products liability areas, both over other carriers’ and our own primary policies.

Property:  Property coverage focused on fire exposed premises and liability risks, primarily within areas of the eastern U.S. that do not have a high exposure to catastrophes.

Surety:  Contract performance and payment bonds to environmental contractors and construction contractors in 47 states and the District of Columbia.

Healthcare:  Insurance and risk management solutions for the long-term care industry.

Alternative Risk Transfer:  We provide the following alternative risk transfer products:

Specialty Programs.  Working with third party program managers, reinsurance intermediaries and reinsurers, we target small and medium-sized businesses with homogenous groups of specialty risks where the principal insurance coverages include either casualty, (general, professional or pollution liability) and property.  Our specialty programs consist primarily of casualty insurance coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners and bail bondsmen.  During 2009, we added 7 new programs for a total of 20 active programs at December 31, 2009.

Fully funded.  Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay high insurance premiums or are unable to find adequate insurance coverage.   Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims.  The fully funded product allows these businesses to self insure their insurance risks while still providing evidence of insurance through a self-insurance vehicle, such as our segregated account captive, American Safety Assurance, or our sponsored captive, ASA(VT), or through another captive vehicle established by the insured.  We do not assume underwriting risk on these policies, but instead earn a fee for providing the policies.  Policy limits are set based on the requirements of the insured, and the insured collateralizes the entire aggregate limit through cash, trust accounts or irrevocable letters of credit, or a combination thereof.  The aggregate policy limit caps the total damages payable under the policy, including all defense costs.  We write fully funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries.

Assumed Reinsurance.

Our subsidiary, American Safety Reinsurance, focuses on casualty reinsurance for risk retention groups, captives and small specialty insurance companies.  Business written includes medical malpractice, professional liability for accountants and lawyers, commercial auto liability, general liability across multiple sectors, and small participations in property catastrophe treaties.

Runoff Lines.

When certain business lines do not meet our profit or production expectations, we take corrective actions, which may include exiting those business lines.  When we exit a business line, we no longer renew or write any new policies in that business line, although we do continue to service existing policies until they expire and administer any claims associated with those policies.  The business lines we have exited since 2002 are:

•
Workers’ Compensation.  In 1994 we began writing workers’ compensation insurance for environmental contractors.  During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the high expenses associated with servicing this business line.  The claims associated with this business line are being administered by a third party.  At December 31, 2009, we were carrying net loss reserves of $7.4 million related to this business line.

•
Excess Liability Insurance for Municipalities.  We began writing excess liability insurance for municipalities in 2000.  During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage.  At December 31, 2009, we were carrying net loss reserves of $4.6 million related to this business line.

Competition

We compete with a number of domestic and international insurance and reinsurance companies, Lloyd’s syndicates, alternative risk transfer mechanisms, risk retention groups, insurance purchasing groups and captive insurers.  Our markets are highly competitive with respect to a number of factors, including overall financial strength, pricing, breadth of coverage, product flexibility, ratings of companies by independent rating agencies, quality of service, reputation and commission rates paid.  We believe competition in the sectors of the market we target is fragmented and not dominated by one or more competitors.  We frequently encounter competition from other companies that insure or reinsure risks in business lines that encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share.  The companies with which we compete vary by the industries we target and the types of coverage we offer.  Our E&S business competes with companies such as Mt. Hawley Insurance Company, Navigators Group, Meadowbrook Insurance Group and Markel Corporation.  In our ART business, we compete against companies such as DeLos Insurance Group, RLI Corp. and Philadelphia Insurance Company.  Our reinsurance competitors range from Bermuda reinsurers such as Max Re to smaller reinsurers such as Wind River Reinsurance Company as well as Lloyds of London.

There are no significant barriers to entry in the areas of the property and casualty industry in which we compete.  The degree of competition at any given time is governed by a variety of factors, including market conditions and capital capacity.  We believe that the industry is currently in a “soft market” period, characterized by broader coverage terms, lower premiums and excess capital.  As a result, we are in a period of intensifying competition as companies attempt to utilize their capital by aggressively seeking market share, often writing policies at less than adequate pricing levels.  In addition, standard insurers may aggressively write specialty coverages that they would not write in more favorable markets and carriers that normally are focused on larger risks may begin to market to the medium and small risks that are the focus of our business.  We are committed to maintaining underwriting discipline and as a result, when we believe that pricing will not support our goal of underwriting profitability, we choose not to write the business and gross written premium may decline.

We are focused on market segments in which we believe we have significant underwriting expertise, seeking to earn consistent margins.  Underwriting profit is a key component of our overall strategy and, in the current market conditions, underwriting discipline is critical.  We believe that our underwriting expertise, our  “A” (Excellent) rating from A.M. Best, the flexibility offered by our corporate structure, our focus on small to medium-sized risks in underserved markets and our producer relationships offer us competitive advantages in the E&S, ART and Assumed Reinsurance business.

Additionally, we differentiate ourselves from our program competitors primarily in two ways.  First, we typically require the underwriters of the business and the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered, which are secured by collateral.  Our Bermuda segregated account captive, American Safety Assurance, or our Vermont sponsored captive, ASA(VT), can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk.  The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume.  Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us.  We earn fee income in addition to premium on the specialty program business that we write.

Rating

On November 25, 2009, A.M. Best, the most widely recognized insurance and reinsurance company rating agency, affirmed its rating of “A” (Excellent) with a stable outlook on a group basis of American Safety Insurance, including our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate.  An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best and is granted to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) or higher rating from A.M. Best.  Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best.  A.M. Best’s ratings represent an independent opinion of a company’s ability to meet its obligations to policyholders and are of concern primarily to policyholders and producers.  Its rating and outlook should not be considered an investment recommendation.

We have also been assigned a financial size category of Class VIII by A.M. Best.  A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.  As of December 31, 2009 our capitalization supports an increase in our financial size category from Class VIII to IX.

Distribution

The specific distribution channels we use vary by business line.  We market our excess and surplus products primarily through approximately 250 independent agents and brokers, which we refer to as "wholesale producers" in all 50 states and the District of Columbia.  Our ART specialty program products are distributed either through direct solicitation of program managers with established underwriting expertise in a specialty program area or by dedicated business development professionals employed by ASI Services, Inc.  In addition, reinsurance intermediaries and brokers serve as a distribution source of program business.  Our fully funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the ART market.  Our assumed reinsurance subsidiary works through established reinsurance brokers in Bermuda, the United States and the United Kingdom.  As of December 31, 2009, the Company has no individual producers that generate greater than 10% of gross premiums written.

Technology

We utilize two primary information processing systems that are an integral part of our operations.  We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing the producers of our environmental line access to our systems via the Internet.  ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks.  We also have integrated software packages that address underwriting, premium accounting, claims and forms processing functions and are a secure and consolidated collection of primary data that feeds a data warehouse for management reporting and analysis.  Our information technology department consists of twenty-six full-time employees and is supported by third-party vendors who provide support for our existing technology platform.  We currently are engaged in a technology upgrade of our front end systems all with the goal of improving business agility, insights and service quality.  Ultimately, we believe these investments in technology, and the resulting increases in efficiency, will enable us to quickly introduce or modify products, better serve customers and distributors, and provide source data for business intelligence and analytics.

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

Most of our senior underwriters have approximately twenty years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target.  We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies.  We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on underwriting profits rather than premium growth.  We also enforce an internal quality control standard through periodic audits of underwriter files.

The use of customized policy forms and contract wording is an important part of our underwriting and risk control process.  This helps us limit our exposure on many of the specialty risks we insure and adequately respond to evolving claims trends in our core product lines.  Policy terms and conditions are crafted in cooperation with legal counsel to limit or restrict coverage for certain high exposure risks.  Standard, or admitted, carriers do not have the same flexibility to control policy language because they are more heavily regulated by the individual states in which they operate, and are generally required to use standard, broader insurance forms previously approved by state regulators.

Alternative Risk Transfer

In our specialty programs, we outsource the underwriting and program administration duties to program managers with established underwriting expertise in the particular specialty program area.  Prior to entering into a program, we perform detailed reviews of underwriting, policy pricing practices, claims handling, management expertise, information systems and distribution networks.  Based on the results of these reviews, specific underwriting guidelines are developed for each program and must be adhered to by program managers.  We also perform an actuarial analysis on each program in an effort to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager.  After a program is implemented, we utilize our internal underwriting, claims, and audit personnel to conduct audits of each program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established underwriting guidelines and to update our assessment of the long-term profit potential of the program.

Assumed Reinsurance

American Safety Reinsurance has a professional staff in Bermuda that includes experienced actuaries and underwriters who selectively develop third party assumed reinsurance business.  The Bermuda staff conducts a review of each reinsurance opportunity to determine if it meets the Company’s underwriting and profitability standards.  The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business to be ceded and an actuarial analysis.  Coverage terms are proposed on opportunities that meet our underwriting standards and are crafted in a manner that we believe will generate an adequate return.  The Bermuda staff also utilizes third parties to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

Claims Management

Excess and Surplus Lines

The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation that requires handling by a claims professional with specialized knowledge and claims management expertise.  Accordingly, we employ experienced claims professionals with broad backgrounds, many with more than twenty years of experience in resolving the types of claims that typically arise from the specialty risks we underwrite.  We believe our claims management approach, which focuses on achieving a financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise, is integral to controlling our losses and loss adjustment expenses.  We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting and marketing activities through frequent interaction among the claims, actuarial and underwriting staffs.

We have established claims management best practices, which emphasize the thorough investigation of claims, prompt settlement of valid claims, aggressive defense against claims we believe to be without merit and the establishment of adequate reserves.  We have a quality assurance unit that is responsible for establishing and maintaining claims handling best practices and monitoring the uniform and consistent application of these practices.  This is accomplished primarily through audits of claims files as well as broader departmental audits, as necessary.  The audit process includes an evaluation of all facets of the claims management process including investigation, litigation and reserving.  These audits are used to measure departmental and individual performance and to identify areas for improvement.

We have a claims committee, composed of claims adjusting staff, claims management and legal, that meets regularly to discuss high exposure and complex claims, address litigation management strategies, coverage issues and the setting of reserves above established authority levels.

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our alternative risk transfer segment.  We use our internal claims personnel as well as TPAs to handle the majority of the claims arising from policies written in our alternative risk transfer segment.  In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will manage the claims for the program.  By utilizing TPAs, we gain immediate access to the required claims handling expertise in the unique business lines we underwrite.  Our selected TPAs undergo a pre-qualification process and are regularly audited.  We select TPAs with claims personnel experienced in handling claims for the types of risks typical of the specific specialty program or fully funded account.

Our internal claims staff is responsible for both selecting the TPAs as well as ensuring the quality of claims adjudication by the TPAs.  Our internal program claims staff pre-qualifies TPAs based on a process that considers, among other characteristics, expertise in a particular business line, reserving philosophy, litigation management philosophy and management controls.  Once a TPA is qualified and selected, it is given limited reserve and settlement authority.  We approve every claim in excess of a TPA’s established settlement authority.  Additionally, all coverage issues or disputes are required to be reported to our internal staff.  To ensure that the TPAs we employ meet our performance standards, we conduct regular on-site claims audits.  Recommendations arising from the claims audits are communicated to the TPA and an agreed upon action plan is implemented where required.  Compliance with the action plan is monitored by our staff to ensure acceptable resolution of all recommendations.

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

Ceded Reinsurance

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued.  A ceding company may purchase reinsurance for any number of reasons, including obtaining greater underwriting capacity than its own capital resources would otherwise support through the transfer of a portion of its liabilities, to stabilize its underwriting results, to protect against catastrophic loss and to enter or withdraw from a business line.  Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount), under a treaty (involving more than one policy) or facultative (involving only one policy) reinsurance agreement.

We renewed our casualty reinsurance agreement effective October 1, 2009, expiring September 30, 2010.  This agreement covers American Safety Indemnity and American Safety Casualty, our U.S. insurance subsidiaries, and American Safety RRG, our non-subsidiary affiliate.  The reinsurers party to the agreement are:  AXIS; Lloyds Syndicate #435 (Faraday); Lloyd’s Syndicate #4472 (Liberty Mutual); Max Re; Maiden Insurance Company; Munich Reinsurance America, Inc.; Partner Reinsurance Company; QBE Reinsurance Corporation, and Swiss Re Corporation, with varying participations depending on the reinsurer and the area of coverage.  Some portions of the reinsurance are loss sensitive, with annual adjustments until all claims develop.

The agreement provides four areas of coverage, summarized as follows:

General Liability and Programs - $500,000 excess of a $500,000 net retention, with varying portions of the risk ceded to the reinsurers and covering construction and non-construction, programs, and the casualty portion of package business lines.

Casualty Lines - $4.0 million excess of $1.0 million atop the casualty lines contracts above, with 80% of the risk ceded to the reinsurers and covering construction, non-construction, environmental, specialty programs and casualty portion of package business lines.

Casualty Lines - $6.0 million excess of $5.0 million atop the two casualty lines contracts above, with 100% of the risk ceded to the reinsurers and covering the construction, non-construction, environmental, specialty programs, casualty portion of package business lines and limits in excess of $5.0 million written in the umbrella and excess lines.

Umbrella - $5.0 million quota share placed on a cessions basis for umbrella and excess business with varying portions of the risk ceded to the reinsurers.

We also purchased property excess of loss reinsurance effective April 1, 2009, expiring March 31, 2010.  For core property and property specialty program business lines, the agreement covers $1.5 million excess of $500,000 and $3.0 million excess of $2.0 million, both with 100% of the risk ceded to the reinsurers.  The reinsurers party to this agreement are:  AXIS; Hannover Re; Montpellier Syndicate; Odyssey America Re; Paris Re and QBE Reinsurance Corporation.  For core property coverage above $5.0 million, the Group has purchased a semi-automatic facultative facility with Gen Re.

In addition, we purchased a surety treaty effective May 1, 2009, expiring April 30, 2010.  The surety agreement covers $1 million excess of $1 million, $2 million excess of $2 million, and $3.5 million excess of $4 million, all with 90% of the risk ceded to the reinsurers.  The surety agreement provides coverage for both core surety and surety specialty program business lines.  The reinsurers party to the surety agreement are Markel Insurance Company and Partner Reinsurance Company.

Prior to October 1, 2009, our reinsurance provided areas of coverage, summarized as follows:

Casualty Lines – $4.5 million excess of $500,000, with 92.5% of the risk ceded to reinsurers and covering casualty lines including construction, products liability, specialty programs and the casualty portion of property package business.  The environmental coverage is $4.5 million in excess of $500,000, with 62.5% of the risk ceded to the reinsurers.  The treaty also provided excess coverages of $6.0 million excess of $5.0 million atop the environmental lines layer with 100% of the risk ceded to the reinsurers.

Umbrella and Excess - $5 million quota share placed on a cessions basis for umbrella and excess business with 87.75% of the risk ceded to reinsurers on policies written over primary general liability policies and 78% of the risk ceded on policies written over other insurers' policies.

The Company also had coverage for claims associated with bad faith allegations, improper claims handling and multiple insureds being involved in the same occurrence.  This reinsurance provided limits of $5.0 million per occurrence, subject to an aggregate limit of $15 million.

Prior to May 1, 2009, the Company was party to a consolidated surety reinsurance treaty providing $7.5 million of limits with $1 million per loss retention by the Company.  Coverage extended to all of the Company’s surety operations.

For the year ended December 31, 2009, we ceded $88.8 million of premium (35.0% of gross premiums written) to unaffiliated third party reinsurers, as compared to $80.5 million of premium (30.9% of gross premiums written) in 2008.  Ceded reinsurance premiums from the specialty programs business line were 72.2% of the 2009 amount and 44.0% of the 2008 amount.  During 2009 and 2008, we fronted business for one company that accounted for $43.4 million and $14.1 million, respectively, of gross written and ceded written premiums.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds.  If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure.  We have written reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write.  Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement.  The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to be below our stated requirements.  A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. We have also established an internal reinsurance security committee, consisting of members of senior management, which meets to discuss and monitor our reinsurance coverage and the financial security of our reinsurers.

To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts generally stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above.  These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account.  Collateral may also include our retention of amounts that we owe reinsurers for premium in the ordinary course of business.  The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2009:

Reinsurers	A.M. Best Rating (1)	Total Recoverables(2) at December 31, 2009	Collateral at December 31, 2009	Net Exposure at December 31, 2009

CastlePoint National Insurance (fka SUA Ins. Co.)	A-	$44,232	(3) $ 44,232	$-
Partner Reinsurance Co. of US	A+	22,164	-	22,164
QBE Reinsurance Corporation	A	17,259	-	17,259
Swiss Reinsurance America Corp	A	14,662	-	14,662
Berkley Insurance Company	A+	13,497	-	13,497
MAX Re, Ltd.	A-	11,644	10,057	1,587
White Mountains Reins Company	A-	11,091	-	11,091
American Constantine Insurance Company	NR	8,488	4,061	4,427
Munich Reinsurance America, Inc.	A+	7,541	-	7,541
AXIS Reinsurance Company	A	7,255	-	7,255
Other, net		88,347	56,522	31,825
Total reinsurance recoverables		246,180	114,872	131,308
Less valuation allowance		(3,800)	-	(3,800)

Net reinsurance recoverables		$242,380	$114,872	$127,508

(1)	The A.M. Best rating is as of March 1, 2010.
(2)	Total recoverables includes ceded recoverable amounts for paid loss and expenses, case and expense reserves, incurred but not reported reserves and ceded unearned premium.
(3)	The Company has additional collateral of $10.1 million relative to this program, which is 100% fronted, but for illustrative purposes, presents it as fully collateralized.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Premiums Written

The following table sets forth our gross premiums written and percentage of total gross premiums by business line for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007

E & S	$116,968	46.1%	$128,103	49.2%	$129,031	59.1%
Alternative Risk Transfer	103,155	40.7	79,249	30.4	68,097	31.2
Assumed Re	33,397	13.2	53,032	20.4	21,242	9.7
Runoff	(1)	-	-	-	-	-
Total	$253,519	100.0%	$260,384	100.0%	$218,370	100.0%

Net Premiums Written

The following table sets forth our net premiums written and the percentage of total net premiums by business line for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Years Ended December 31,
	2009		2008		2007

E & S	$89,517	54.3%	$89,846	50.0%	$94,499	62.9%
Alternative Risk Transfer	39,036	23.7	43,849	24.4	34,260	22.9
Assumed Re	36,247	22.0	45,913	25.5	21,242	14.2
Runoff	(91)	-	257	0.1	-	-
Total	$164,709	100.0%	$179,865	100.0%	$150,001	100.0%

Combined Ratio

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses.  Underwriting results are considered profitable when the combined ratio is less than 100%.  On a GAAP basis, the combined ratio is determined by adding losses and loss adjustment expenses, acquisition expenses and other underwriting expenses, less amounts recorded as fee income, and dividing the sum of those numbers by net premiums earned.  Our GAAP combined ratio was 99.4% in 2009, 106.0% in 2008, and 97.4% in 2007.  See “Management’s Discussion and Analysis” for further explanation of the decrease in the combined ratio.

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

All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year.  The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for reserve analysis on newer business lines.  Provisions for inflation are implicitly considered in the reserving process.  Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money.  Reserve calculations are reviewed regularly by management and periodically by regulators.  Our in-house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis and conducts a full review on an annual basis.  In addition, an independent third party actuarial firm annually performs a full actuarial analysis, assessing the adequacy of statutory reserves established by management.  A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed.  Statutory reserves are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements.  Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

As of December 31, 2009 our net reserves totaled $420.4 million.  Approximately $291.7 million, or 69.6%, of our net reserves, related to our E & S lines segment, $63.2 million, or 15.0%, of our net reserves were attributable to our ART segment, $53.2 million or 12.6% of our net reserves were related to our assumed reinsurance segment and the balance of our net reserves, $12.3 million, or 2.9%, was related to our runoff segment.

The net carried reserves at December 31, 2009, 2008 and 2007 were as follows (dollars in thousands):

	Years ended December 31,
	2009	2008	2007
E & S	$291,741	287,207	265,839
Alternative Risk Transfer:	63,175	51,163	41,719
Assumed Reinsurance	53,183	40,913	6,453
Runoff	12,265	14,026	15,287
TOTAL	$420,364	$393,309	$329,298

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Gross reserves, beginning of year	$586,647	$504,779	$439,670
Ceded reserves, beginning of year	193,338	175,481	161,146
Net reserves, beginning of year	393,309	329,298	278,524

Incurred related to:
Current accident year	102,163	104,752	88,973
Prior accident years	(4,517)	5,394	2,212
Total incurred	97,646	110,146	91,185

Claim payments related to:
Current accident year(1)	5,980	1,011	4,008
Prior accident years	64,611	45,124	36,403
Total claim payments	70,591	46,135	40,411

Net reserves, end of year	420,364	393,309	329,298
Ceded reserves, end of year	196,080	193,338	175,481
Gross reserves, end of year	$616,444	$586,647	$504,779

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2009, 2008 and 2007 occurred in the following business lines:

	Years Ended December 31,
	2009	2008	2007
(Favorable) Adverse	(dollars in thousands)
E & S
Environmental	$1,455	$5,202	$4,066
Construction	(14,065)	-	(728)
Surety	-	-	(267)
	(12,610)	5,202	3,071

Alternative Risk Transfer	1,554	(1,913)	(115)
Assumed Reinsurance	5,679	-	-
Runoff	860	2,105	(744)
Total	$(4,517)	$5,394	$2,212

Favorable development recognized in 2009 with respect to prior accident years was primarily in the E&S segment.  Construction general liability business, excluding construction defect, for accident years 2006 and prior, recognized favorable development of $14.1 million, which was offset by adverse development in the ART and Reinsurance segments.  The development within the ART segment was primarily attributable to a discontinued program.  The development for the Assumed Reinsurance segment was primarily attributable to one D&O contract written in 2007 that we terminated in 2008.

The 2008 prior year adverse reserve development primarily relates to environmental contractors business written in New York between 2002 and 2006.  The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the 9/11/01 terrorist attack.  Also during 2008 we recognized favorable development of $1.9 million within the ART segment primarily attributable to the pest control business.

The 2007 prior year adverse reserve development for the environmental line primarily relates to environmental contractors in New York.  This development was partially offset by decreases in construction, surety and runoff business lines reserves.

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 1999 through 2009 for our primary insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate.  The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses.  In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year.  The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities.  The estimates change as more information becomes known about the frequency and severity of claims for individual years.  A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate.  The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31, (1) (dollars in thousands)
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Gross reserves	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444
Re-estimated at 12/31/09	31,731	124,790	262,422	321,541	385,265	426,277	466,118	487,838	529,116	581,917
Cumulative redundancy (deficiency) on gross reserves	(11,318)	(74,281)	(125,031)	(142,377)	(155,161)	(105,239)	(72,625)	(48,165)	(24,337)	4,730
Ceded reserves	6,065	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080
Re-estimated at 12/31/09	15,483	90,320	168,787	182,722	214,247	213,460	222,214	208,709	200,794	193,124
Cumulative deficiency on ceded reserves	(9,418)	(63,131)	(79,130)	(73,179)	(99,186)	(76,462)	(62,699)	(47,563)	(25,313)	214
Net reserves for unpaid losses and loss adjustment expenses	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364
Net Reserves re-estimated at December 31:
1 year later	15,498	24,837	49,469	74,857	129,445	186,646	236,576	280,739	334,692	388,792
2 years later	15,541	26,853	53,912	93,943	144,083	193,597	251,775	288,812	328,322
3 years later	16,452	29,242	67,072	106,264	148,386	216,849	252,806	279,129
4 years later	16,510	28,708	75,899	109,016	171,037	219,644	243,904
5 years later	16,208	30,235	78,072	136,423	175,485	212,818
6 years later	16,503	32,987	89,762	140,726	171,019
7 years later	16,442	33,445	93,617	138,820
8 years later	16,269	33,480	93,635
9 years later	16,293	34,470
10 years later	16,248
Cumulative redundancy (deficiency) on net reserves	(1,900)	(11,150)	(45,901)	(69,199)	(55,976)	(28,778)	(9,926)	(602)	976	4,517
Cumulative amount of net liability paid through December 31:
1 year later	5,243	10,514	15,406	17,873	21,939	31,967	41,821	36,406	45,125	64,611
2 years later	9,616	15,865	28,577	35,642	48,426	70,241	74,163	76,794	88,746
3 years later	11,060	22,750	38,290	55,094	77,685	96,786	106,874	112,550
4 years later	13,558	24,131	47,756	72,668	94,761	122,570	134,061
5 years later	13,646	25,739	56,123	83,599	112,380	144,174
6 years later	14,173	27,992	60,193	97,479	128,397
7 years later	14,584	30,081	68,862	110,465
8 years later	14,321	31,400	75,902
9 years later	14,564	33,416
10 years later	15,910

Net reserves December 31	14,348	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364
Ceded Reserves	6,065	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080
Gross Reserves	$20,413	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444

(1)	Years ended December 31, 2001 through 2009 include the consolidated values of American Safety RRG, our non-subsidiary affiliate.

The cumulative redundancy (deficiency), on a calendar year basis above, is driven by the following:
1.	Accident years 2002 and prior, developed adversely by approximately $73.6 million and relates to surety, construction and runoff lines of business.
2.	Accident years 2003 through 2006, developed favorably across current lines of business by approximately $43.7 million.
3.	Accident years 2007 and 2008, developed adversely by approximately $2.5 million primarily due to the assumed reinsurance line of business.

Investments

The Company’s investment portfolio is managed for the preservation of principal, with due consideration for operating income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by an independent, nationally recognized investment management company that manages our investment portfolio pursuant to the investment policies and guidelines established by our Board of Directors.  We have investment policies which limit the maximum duration and set target levels for the average duration of the entire portfolio.  The duration target for our investment portfolio takes into account the need to manage a part of the portfolio to produce cash flow to cover operational needs while allowing flexibility to manage our assets.  Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any asset class.  The guidelines further limit the amount that may be invested by issuer quality rating.  Additionally, we use specific criteria to judge the credit quality of our investments and use a variety of credit rating services to monitor these criteria.  In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities.  Our investment portfolio consists primarily of government and government agency securities and high quality marketable corporate securities which are rated investment grade or better.  We also invest in common equity securities that represented 2.8% of our year-end shareholders’ equity.  At December 31, 2009, we had $3.4 million invested in dividend paying preferred stocks.

Pursuant to our investment guidelines, we have general limitations on the type of investments including prohibitions on investments in certain types of securities, credit quality limitations and duration requirements without prior approval from management or the Board of Directors.  See “Risk Factors” for a description of risks associated with our investment portfolio.

At December 31, 2009 and 2008, the fair value of our cash and invested assets totaled approximately $785.2 million and $686.6 million, respectively, and were classified as follows:

Type of Investment	Fair Value At December 31, 2009	Amortized Cost At December 31, 2009	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$102,013	$102,013	13.5%
Fixed maturity securities:
U.S. government securities	103,258	101,638	13.4
States of the U.S. and political subdivisions	36,083	35,253	4.7
Mortgage-backed securities	203,684	196,738	26.0
Commercial mortgage-backed securities	33,531	28,739	3.8
Asset-backed securities	21,652	21,034	2.8
Corporate securities	274,070	260,511	34.4
Subtotal	672,278	643,913	85.1
Common and preferred stocks	10,890	10,304	1.4
Total	$785,181	$756,230	100.0%

Type of Investment	Fair Value at December 31, 2008	Amortized Cost At December 31, 2008	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$92,903	$92,903	13.5%
Fixed maturity securities:
U.S. Government Securities	62,209	57,335	8.3
States of the U.S. and political subdivisions	41,591	41,804	6.1
Mortgage-backed securities	186,158	181,032	26.3
Commercial mortgage-backed securities	11,918	14,097	2.0
Asset-backed securities	16,095	17,006	2.5
Corporate securities	251,939	256,141	37.1
Subtotal	569,910	567,415	82.3
Common and preferred stocks	23,824	29,210	4.2
Total	$686,637	$689,528	100.0%

The fair value of our fixed maturity securities portfolio, classified by rating, as of December 31, 2009 and 2008 were as follows:

S&P/Moody's Rating	Fair Value at December 31, 2009	Amortized Cost at December 31, 2009	Percent of Fair Value Total

AAA/Aaa (including U.S. Treasuries of $35,720)	$388,261	$373,812	58.1%
AA/Aa	36,386	34,705	5.4
A/A	203,024	192,614	29.9
BBB/Baa	44,513	42,690	6.6
Less than BBB/Baa (1)	94	92	-
Total	$672,278	$643,913	100.0%

S&P/Moody's Rating	Fair Value at December 31, 2008	Amortized Cost at December 31, 2008	Percent of Fair Value Total

AAA/Aaa (including U.S. Treasuries of $38,621)	$308,344	$299,951	54.1%
AA/Aa	45,530	45,319	8.0
A/A	184,287	188,762	32.4
BBB/Baa	30,991	32,681	5.4
Less than BBB/Baa (1)	758	702	0.1
Total	$569,910	$567,415	100.0%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual financial statements.  The NAIC assigns designations to publicly traded as well as privately placed securities.  The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality.  As of December 31, 2009, virtually all portfolios of our U.S. insurance subsidiaries were invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The maturity distribution of our fixed maturity portfolio, as of December 31, 2009, based on stated maturity dates with no prepayment assumptions, was as follows:

Maturity	Fair Value	Amortized Cost
	(dollars in thousands)
Due in one year or less	$23,055	$22,703
Due from one to five years	136,260	131,944
Due from five to ten years	184,121	175,788
Due after ten years	69,975	66,967
Mortgage and asset-backed securities	258,867	246,511
Total	$672,278	$643,913

Our mortgage and asset-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans.  All of our mortgage-backed securities are fixed income securities issued by Fannie Mae, Freddie Mac or Ginnie Mae and are therefore explicitly guaranteed (GNMA) by the U.S. government or implicitly guaranteed (FNMA/FreddieMac) by the U.S. government.

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

American Safety RRG is a variable interest entity which is consolidated in our financial statements in accordance with ASC 810-10-05. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Banking, Insurance, Securities and HealthCare Administration (the “Vermont Department”) under Title 8 of the Vermont Statutes Annotated (the “Vermont Captive Act”) as a stock captive insurance company. Presently, three of our directors are also directors of American Safety RRG: David V. Brueggen, Thomas W. Mueller and Cody W. Birdwell.  The directors of American Safety RRG are elected annually by the shareholders of American Safety RRG.

We transferred our book of environmental insurance business previously written in Bermuda to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis.  Prior to October 2006, our insurance subsidiaries participated in the ongoing business of American Safety RRG through a pooling agreement (whereby we retained 75% of the premiums and risk).  Also effective October 1, 2006, American Safety RRG entered into a 90/10 quota share agreement with American Safety Re.  Effective July 15, 2009, the quota share with American Safety Re was amended to 80/20.

Insurance Services

Our subsidiary, American Safety Insurance Services, Inc. (AS Insurance Services), provides a number of services to our U.S. insurance subsidiaries and American Safety RRG. These services include:

▪	business development services for developing new producer relations and new business opportunities;
▪	program management services for the overall management and administration of a program;
▪	underwriting services for evaluating individual risks or classes of risk;
▪	reinsurance services for placing reinsurance for a program;
▪	loss control services for evaluating the risks posed by a particular class of risk, as well as the ability of insureds to control their losses; and
▪	policy and endorsement issuance and policy administration.

AS Insurance Services has developed many of our primary insurance and reinsurance programs.  Since 1990, AS Insurance Services has served as the program manager for American Safety RRG, providing it with program management, underwriting, loss control and through its subsidiary, American Safety Claims Services, Inc. (ASCS), claims services.  American Safety Administrative Services (ASAS) provides marketing, accounting, legal and other administrative services to American Safety RRG.  In each case, these services are provided pursuant to guidelines and procedures established by the Board of Directors of American Safety RRG.

Our subsidiary, American Safety Administrative Services, Inc. (ASAS), provides other services to our U.S. insurance subsidiaries, to American Safety RRG and to our Bermuda insurance subsidiaries, including:

▪	legal services;
▪	accounting and finance services;
▪	human resources services;
▪	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to producers; and
▪	other policy administration services.

Our subsidiary, American Safety Claims Services, Inc. (ASCS) provides claims administration services for the prompt reporting and handling of claims, and the supervision of claims adjusters and TPAs and payment of claims to our US insurance subsidiaries and American Safety RRG.

Regulatory Environment

Insurance Regulation Generally

Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance.  Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters.  In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty, American Safety Indemnity and American Safety Assurance (Vermont) are all subject to examination by state regulatory examiners every three years.  The last state regulatory examination for American Safety Casualty and American Safety Indemnity conducted by the Oklahoma Department of Insurance occurred in 2008.  During 2008 Oklahoma conducted an examination of Victore Insurance Company for the three-year period ending December 31, 2007.  Vermont is currently conducting an examination of American Safety Risk Retention Group for the three years ended December 31, 2008.  American Safety Assurance (VT) was formed in 2008 and therefore will be subject to examinations in the future.

Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways.  The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities.  Various new regulatory standards have been adopted and proposed in recent years.  The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities.  The statutory surplus is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP.  The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain unauthorized reinsurance recoverables.

Bermuda Regulation

Our Bermuda subsidiaries that conduct reinsurance business, American Safety Reinsurance and American Safety Assurance, Ltd., are subject to regulation under The Insurance Act 1978, as amended, of Bermuda and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).  American Safety Re and American Safety Assurance, Ltd. are registered insurers under the Bermuda Act.

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

Neither American Safety Insurance Holdings, Ltd., American Safety Re nor American Safety Assurance, Ltd. is registered or licensed as an insurance company in any state or jurisdiction in the U.S.

U.S. Regulation

As a Bermuda insurance holding company, we do not conduct business in the U.S.  Our fiveU.S. insurance subsidiaries’ operations are subject to state regulation where each is domiciled and where each writes insurance.

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

We acquired American Safety Indemnity, a U.S. excess and surplus lines insurance company domiciled in Oklahoma, in 2000.  American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 46 states and the District of Columbia.  The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity.  Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

Because American Safety Indemnity is an excess and surplus lines insurer, it premium rates are not filed and approved with the various state insurance departments, but certain requirements regarding the types of insurance written by excess and surplus lines insurers still must be met.  Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes.  Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located.  Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if “admitted” insurers become insolvent and are unable to pay claims.  While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be “approved” to write the type of insurance in the states where its surplus business lines insurance is written.  The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

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

American Safety Casualty, American Safety Indemnity and American Safety RRG are required to comply with NAIC risk-based capital (“RBC”) requirements.  RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile.  The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.  State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

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

Harbour Village Development

In March 2000, our subsidiary, Ponce Lighthouse Properties Inc., and our general contracting subsidiary, Rivermar Contracting Company, began development of Harbour Village, located in Ponce Inlet, Florida, with 676 condominium units, a marina containing 142 boat slips, a par-3 golf course and beach club.  We acquired the Harbour Village property (comprising 173 acres) through foreclosure in April 1999 from an individual to whom the Company had extended a loan in order to satisfy the loan after it was in default.  Development of Harbour Village was completed and all of the condominium units and boat slips had been sold and closed by the second quarter of 2005.  The beach club, the last phase of the development, was completed in 2006 and turned over to the home owners association.  Ponce Lighthouse Properties, Inc. and Rivermar Contracting Company were liquidated during 2008 and the Company has no ongoing business or employees at Harbour Village.

Employees

At December 31, 2009, we employed 191 persons, none of whom were represented by a labor union.

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

On November 25, 2009, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of American Safety Insurance, including our U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate.  A. M. Best also affirmed the rating outlook of stable.  An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries.  As a result of our diversification efforts, for the year ended December 31, 2009, approximately 24% of our gross written premiums were written in these two industries compared to 32% for 2008.  However, our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries.  Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims.  Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims.  These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation.  Our in-house actuarial staff reviews the reserves of our major lines on a quarterly basis and conducts a full actuarial analysis annually.  In addition, an independent third party actuarial firm performs an actuarial analysis annually, which includes assessing the adequacy of statutory reserves.

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

To the extent that reserves for losses or loss adjustment expenses are estimated in the future to be inadequate, we would have to increase our reserves and incur charges to earnings in the periods in which the reserves are increased.  In addition, increases in reserves may also cause additional reinsurance premiums to be payable to our reinsurers.  These increases in reserves and reinsurance premiums could adversely impact our financial condition and operating results.  For more information on our losses and loss adjustment expenses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds.  If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure.  As a result, we are subject to credit risk with respect to our reinsurers.  The total amount of reinsurance recoverables at December 31, 2009 was $201 million, or 73% of shareholders’ equity.  Of this amount, $115 million, or approximately 57.2% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound.  We have reinsurance security procedures that establish financial requirements for reinsurance companies that must be met prior to reinsuring any of the business we write.  Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of writing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement.  A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million, which, on a statutory basis of accounting, is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets.  We have also established an internal reinsurance security committee, consisting of members of senior management, which meets quarterly to discuss and approve reinsurance security and evaluate reinsurance recoverables.  To protect against our reinsurers' potential inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above.  These collateral requirements can be met through the issuance of unconditional letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account.  In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

As of December 31, 2009, we had exposure to our reinsurers of $242.4 million, consisting of reinsurance recoverables on unpaid losses, reinsurance recoverables on paid losses and unearned premiums.  Our net exposure (after collateral) to our reinsurers totaled $127.5 million as of December 31, 2009.  Included are balances from reinsurance counterparties that may no longer carry a financial strength rating and therefore could present a higher default risk.  Our largest net exposure from a reinsurer that no longer carries a financial strength rating is from American Constantine Insurance Company and totals $4.4 million.  Additionally we have net exposure to Alea Group Holdings Companies some of which have been sold or are no longer writing business.  We may commute our net exposure with the aforementioned counterparties or any of our reinsurance partners depending on circumstances and the amount we receive may be less than the amount we are owed.  Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected.  As of December 31, 2009, our largest net exposure to any one reinsurer was approximately $22.2 million from Partner Reinsurance Company which is rated A+ by A. M. Best Company.
We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers.  These producers are not obligated to promote our products and may sell competitors’ products.  Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers.  The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results.  As of December 31, 2009, the Company has no individual producers that generate greater than 10% of gross premiums written.

We are subject to credit risk in connection with producers that market our products.

In accordance with industry practice, when the insured pays premiums for our policies to producers, these premiums are considered to have been paid and, in most cases, the insured is no longer liable to us for those amounts, whether or not we actually have received the premiums.  Consequently, we assume a degree of credit risk associated with the producers with whom we choose to do business.  To date, we have not experienced any material losses related to these credit risks.

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

Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the Company selling fewer policies than expected and/or an increase in premium defaults which, in turn, could affect the combined company’s growth and profitability.

Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may impact the number of submissions we receive. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce the Company’s underwriting profit to the extent these effects are not reflected in the rates charged by the combined company.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write profitable new business, retain existing customers and establish premium rates and reserves at levels sufficient to cover losses and related expenses.  Many factors will affect our capital needs and the amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions, changes in regulatory requirements and other unforeseeable developments.  If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result.  In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business.  If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition and operating results could be adversely affected.

Changes in the value of our investment portfolio may have a material impact on our operating results.

We derive a significant portion of our net earnings from our invested assets.  As a result, our operating results depend in part on the performance of our investment portfolio.  As of the year ended December 31, 2009, the fair value of our investment portfolio was $750.4 million and net investment income derived from these assets was $30.6 million.  We also incurred net realized gains of $0.16 million in 2009.  Our investment portfolio is subject to various risks, including:

•
credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets or investment income may decrease due to changes in interest rates;
•	pricing risk, which is the risk that we will incur economic loss due to a decline in pricing;
•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities
•	industry sector concentration risk, which is the risk that our invested assets are concentrated in a small number of investment sectors;
•	mortgage-backed securities, which may have exposure to sub-prime mortgages although all mortgage-backed securities in the Company’s portfolio are issued by Fannie Mae, Freddie Mac or Ginnie Mae; and
•	general economic conditions that may negatively impact the volume or income stream from our invested amounts or require that we recognize losses on certain investments.

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

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. operations.  Changes in federal income tax law could be enacted by the current Congress or future Congresses that could have an adverse impact on our results of operations.

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

American Safety Insurance Holdings, Ltd., American Safety Reinsurance, American Safety Assurance and Ordinance Holdings, Limited may become subject to Bermuda taxes in the future.

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

The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect the Bermuda tax status of American Safety Insurance, American Safety Reinsurance, and American Safety Assurance.

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

Risk Factors Relating to the Property and Casualty Insurance Industry

Our industry is exposed to catastrophic losses.

We are subject to claims arising out of catastrophes that may have a significant effect on the results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure through the underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could have a material adverse impact on our results of operations and/or financial condition.

Our industry is exposed to terrorism.

We may also have exposure to losses resulting from acts of terrorism. Even if reinsurers are able to exclude coverage for terrorist acts or price that coverage at rates that we consider unattractive, direct insurers, like us, might not be able to likewise exclude terrorist acts because of regulatory constraints. If this does occur, we could have gap in our reinsurance protection and would be exposed to potential losses as a result of any terrorist acts. These events are inherently unpredictable. It is difficult to predict occurrence of such events with statistical certainty or to estimate the amount of loss per occurrence they will generate. If there is a future terrorist attack, the possibility remains that losses resulting from such event could prove to be material to our financial condition and results of operations. Terrorist acts may also cause multiple claims, and there is no assurance that our attempts to limit our liability through contractual policy provisions will be effective.

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

Item 4.  (RESERVED)

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI”.  As of March 3, 2010 there were approximately 682 holders of the Company’s common shares.  The closing price on March 3, 2010 was $14.13.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2009	High	Low	Close
First Quarter	$14.35	$8.44	$11.51
Second Quarter	14.54	9.75	13.61
Third Quarter	17.44	12.38	15.80
Fourth Quarter	17.21	13.41	14.45

Fiscal Year Ended December 31, 2008	High	Low	Close
First Quarter	$21.06	$16.00	$17.10
Second Quarter	18.54	14.38	14.38
Third Quarter	16.97	12.58	15.11
Fourth Quarter	15.17	6.10	13.21

The Company did not pay any cash dividends during fiscal year 2009 and 2008.  Payment of cash dividends in the future will be periodically reviewed by the Board of Directors.  As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

The Company completed a stock repurchase program for 500,000 shares of the Company’s outstanding common stock on August 12, 2008.  There were no purchases of equity securities by the Company during 2009.  On March 3, 2010, the Company's Board of Directors approved the repurchase of up to 500,000 shares of the Company's common stock subject to market conditions, relevant securities laws and other factors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	840,324	$ 10.89	1,684,976
Equity compensation plans approved by security holders (2)	23,715	N/A	226,285
Total	864,039		1,911,261

(1)	Includes securities available for future issuance under the 2007 Incentive Stock Option Plan.

(2)
The 23,715 represents shares actually issued to directors under the 1998 Directors Stock Award Plan.  The 226,285 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

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

	Years Ended December 31

	2009		2008		2007		2006		2005
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross written premiums	$253,519		$260,384		$218,370		$239,607		$234,058
Net written premiums	164,709		179,865		150,001		157,268		138,515
Net earned premiums	168,517		174,471		148,793		146,756		137,580
Fee income earned	5,448		2,632		2,145		1,685		1,197
Net investment income	30,554		29,591		30,268		21,766		14,316
Net realized gains (losses)	163		(14,348)		(311)		1,190		(54)
Real estate sales	-		-		-		-		3,000
Total revenue	204,733		192,322		180,961		171,439		156,114
Losses and loss adjustment expenses incurred	97,646		110,146		91,184		92,329		84,406
Acquisition expenses	37,203		43,484		28,872		27,378		28,752
Payroll and other underwriting expenses	38,073		33,882		26,952		25,043		21,190
Real estate expenses	-		(2,747)		326		381		2,439
Earnings before income taxes	24,866		341		28,929		22,846		16,048
Net earnings attributable to American Safety Insurance Holdings, Ltd	24,325		310		28,192		20,532		14,656
Net earnings per share:
Basic	$2.36		$0.03		$2.65		$2.35		$2.18
Diluted	$2.30		$0.03		$2.56		$2.26		$2.05
Common shares used in computing net basic earnings per share	10,308		10,459		10,648		8,730		6,737
Common shares and common share equivalents used in computing net diluted earnings per share	10,558		10,686		10,997		9,095		7,164
Balance Sheet Data (at end of period):
Total investments excluding real estate	$750,425		$673,739		$617,211		$551,158		$415,497
Total assets	1,147,660		1,026,364		934,009		847,131		694,999
Unpaid losses and loss adjustment expenses	616,444		586,647		504,779		439,673		393,493
Unearned premiums	124,189		122,259		111,459		115,198		97,983
Loans payable	36,328		38,932		38,646		38,139		37,810
Total liabilities	872,148		806,236		701,622		647,805		571,552
Total shareholders’ equity	275,512		220,128		232,387		199,325		123,447
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	57.9%		63.1%		61.3%		62.9%		61.4%
Expense ratio (2)	41.5%		42.9%		36.1%		34.6%		36.3%
Combined ratio (3)	99.4%		106.0%		97.4%		97.5%		97.7%

Other Data:
Return on average shareholders’ equity (4)	10.8%		6.6%		13.5%		12.4%		13.0%
Debt to total capitalization ratio (5)	11.8%		15.2%		14.4%		16.3%		24.2%
Net written premiums to equity (6)	0.6	X	0.8	X	0.7	X	0.8	X	1.2	X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net earned premiums.

(2)
Expense ratio:  The expense ratio is the ratio, expressed as a percentage, of acquisition and other operating expenses less fee income to net earned premiums.  Our reported expense ratio excludes certain holding company expenses such as interest expense as well as other corporate expenses.

(3)	Combined ratio: The combined ratio is the sum of the losses and loss adjustment expenses ratio and the expense ratio.

(4)
Return on American Safety Insurance Holdings, Ltd. average shareholders’ equity:  Return on average shareholders’ equity is the ratio, expressed as a percentage, of net earnings, excluding realized gains and losses, to the average of the beginning of period and end of period total shareholders’ equity, excluding accumulated other comprehensive income.

(5)
Debt to total capitalization ratio:  The debt to total capitalization ratio, is the ratio, expressed as a percentage, of total debt to the sum of total debt and shareholders’ equity.  The Company’s total debt consists solely of loans payable.

(6)	Net written premiums to equity: The net written premiums to equity is the ratio of net written premiums to the total shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We segregate our business into insurance operations and other, with the insurance operations being further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S consists of seven business lines:  property, environmental, construction, products liability, excess, surety and healthcare.  ART consists of two business lines: specialty programs and fully funded.  Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers.  Other includes lines of business that we no longer write (run-off) as well as real estate and other ancillary product lines.  Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S division we provide property and general liability coverage across specialty classes of business.  The classes of business include environmental, construction, products liability, excess casualty, surety and healthcare.  Our environmental business provides general, professional and pollution liability to contractors, consultants and property owners.  Construction provides commercial general liability insurance coverages for residential and commercial contractors.  Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.  Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs facilitate the offering of insurance to homogeneous niche groups through third party program managers.  Our fully funded business allows insureds to self-insure their risks through the posting of collateral.  We are paid a fee to front this business.

In our Assumed Re division, the Company provides traditional specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives.

The Other segment consists of amounts associated with the Company’s investment in real estate which was essentially completed in 2005, and lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and certain commercial lines.

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

Consolidated Results of Operations

Net earnings for the year of $24.3 million, or $2.30 per diluted share includes net favorable development recognized in 2009 with respect to prior accident years of $4.5 million.  Construction general liability business, excluding construction defect, for accident years 2006 and prior, recognized favorable development of $14.1 million, which was offset by adverse development in environmental business and the ART and Reinsurance divisions.  The development within the ART segment was primarily attributable to a discontinued program.  The development for the Assumed Reinsurance segment was primarily attributable to one D&O contract written in 2007 that we terminated in 2008.  Also during 2009, we re-estimated our ceded loss ratios for business written in 2009 and recorded a $4.0 million adjustment increasing our net losses.  Additionally, the tax provision includes a $0.9 million benefit representing a partial reversal of the valuation allowance established in 2008 for realized investment losses.

Net earnings for 2008 of $0.3 million, or $0.03 per fully diluted share, were impacted by $14.3 million of net realized losses on investments primarily due to other-than-temporary impairment of investments, $5.4 million of net adverse development from prior year loss reserves and the $1.6 million of reinstatement premium and a $2.5 million charge related to reinsurance recoverables.

The following table sets forth the Company’s consolidated premium and total revenue information:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Net earned premiums:
Excess and Surplus	91,970	92,976	111,704
Alternative Risk Transfer	40,612	38,695	27,737
Assumed Reinsurance	36,026	42,544	9,352
Runoff	(91)	256	-
Total Net Earned Premiums	$168,517	$174,471	$148,793

Net investment income	30,554	29,591	30,268
Net realized gains (losses)	163	(14,348)	(311)
Fee Income	5,448	2,632	2,145
Other income	51	(24)	66

Total Revenues	$204,733	$192,322	$180,961

The following table sets forth the Company’s consolidated expenses:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses incurred	$97,646	$110,146	$91,184
Acquisition expenses	37,203	43,484	28,872
Payroll and related expenses	22,661	19,891	17,268
Interest expense	3,193	3,163	3,283
Other underwriting expenses	15,412	13,991	9,684
Corporate and other expenses	3,375	153	2,986
Income taxes	541	31	737
Total expenses	$180,031	$190,859	$154,014

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Insurance operations:
Loss & loss adjustment expense ratio	57.9%	63.1%	61.3%
Expense ratio	41.5	42.9	36.1
Combined ratio	99.4%	106.0%	97.4%

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The combined ratio for 2009 was 99.4% with improvements in both the loss ratio and expense ratio. The 2009 loss ratio improved to 57.9% compared to 63.1% in 2008 while the 2009 expense ratio was 41.5% compared to 42.9% in 2008. Accident year loss ratios for 2009 and 2008 were 60.5% and 60.0%, respectively and are reflective of business mix changes, combined with pricing levels.  The reduction in expense ratio is primarily due to lower acquisition costs in our assumed reinsurance business due to a shift in business to excess of loss from quota share, as well as increased fee income.

Net Earned Premiums

Net earned premiums totaled $168.5 million in 2009, compared to $174.5 million in 2008.  E&S totaled $92.0 million, a slight decrease from the same period in 2008; ART added $40.6 million, a 5% increase over the 2008 period; Assumed Reinsurance totaled $36.2 million, a 15.3% decrease from 2008. The decrease in earned premium for the Excess and Surplus lines division was due to market conditions where pricing has been increasingly competitive resulting in reduced premium written. The Alternative Risk Transfer division's increase in earned premium was due to new programs. The Assumed Reinsurance division's decrease in earned premium was due to a business mix shift from quota share to excess of loss. Excess of loss reinsurance generally results in less premium to the reinsurer and accordingly reduced expenses.

Fee Income Earned

Fee income earned increased 107.0% to $5.4 million for the year ended December 31, 2009 compared to $2.6 million for 2008.  The increase is primarily attributable to growth in our fully funded business. Our platform allows us to offer multiple solutions to the customer and in this soft market we have been able to leverage our financial strength ratings and generate additional fee income.

Net Investment Income

Net investment income increased 3.3% to $30.6 million for the year ended December 31, 2009 compared to $29.6 million for 2008 due to higher average invested assets.  Average invested assets increased to $712.1 million as of December 31, 2009 from $645.5 million as of December 31, 2008.  The increase in invested assets was due primarily to $53.4 million of cash flow from operations.  This increase to the portfolio was offset in terms of investment income by yield compression in 2009. The average pre-tax investment yield decreased to 4.3% for 2009 from 4.6% for 2008.

Net Realized Gains (Losses)

Net realized gains for the period ended December 31, 2009 were $0.2 million.  The $14.3 million net realized losses in 2008 included other-than-temporary-impairment charges of $13.7 million and realized losses of $1.4 million partially offset by net realized gains of $0.8 million.  All but $0.4 million of the impairment related to securities issued by companies in the financial services sector.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $97.6 million or 57.9% of net earned premiums for the year ended December 31, 2009 compared to $110.1 million and 63.1% in 2008.  2009 results include $4.5 million net favorable adjustments to prior year loss reserves as shown below.  Also during 2009, we recorded a $4.0 million decrease in 2009 ceded losses, thus increasing our net losses by the same amount.

The table below sets forth the prior year reserve development for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
	2009		2008
E & S		$(12.6)	$5.2
Alternative Risk Transfer		1.5	(1.9)
Reinsurance		5.7	-
Runoff		0.9	2.1
Total	$	(4.5)	$5.4

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Policy acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses decreased to $37.2 million for the year ended December 31, 2009 as compared to $43.5 million for the same period of 2008, and, as a percentage of net premiums earned, decreased to 22.1% for the year ended December 31, 2009 compared to 24.9% for the same period of 2008.  The decrease year over year is the result of less gross written premium in 2009 as compared to 2008 while the percentage decrease is primarily due to lower acquisition costs in our assumed reinsurance business resulting from a shift in business mix.

Payroll, Corporate and Other Underwriting Expenses

Payroll, corporate and other underwriting expenses increased 21.8% to $41.4 million for the year ended December 31, 2009, compared to $34.0 million for the same 2008 period.  Payroll expense increased primarily due to the 2009 cash incentive compensation accrual of $2.5 million. In 2008 management did not pay any cash incentive compensation. Other underwriting expenses increased to $15.4 million due to a $1.6 million bad debt write-off related to a legacy program.  The increase in corporate and other expenses to $3.4 million was due to an adjustment made in 2008 for $2.8 million, reducing a warranty liability established in 2004 associated with our former real estate project in Florida.

Income taxes

Income tax expense totaled $0.5 million or 2.2% and $0.03 million, or 9.0% of pre-tax earnings for the years ended December 31, 2009 and 2008, respectively.  The lower tax rate is primarily a result of the reduction of the valuation allowance established in 2008 for capital losses on investments by $0.9 million.

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda.  Significant differences exist in the regulatory environment in each country.  The table below describes the Company’s operations by geographic location for the years ended December 31, 2009 and 2008 (dollars in thousands):

December 31, 2009	U.S.	Bermuda	Total
Income Tax	$541	$-	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd	4,000	20,325	24,325
Assets	602,629	545,031	1,147,660
Equity	94,384	181,128	275,512

December 31, 2008	U.S.	Bermuda	Total
Income Tax	$31	$-	$31
Net earnings attributable to American Safety Insurance Holdings, Ltd	$(6,920)	$7,230	$310
Assets	$597,725	$428,639	$1,026,364
Equity	$83,520	$136,608	$220,128

Net Earnings.  Net earnings from Bermuda operations increased to $20.3 million for the year ended December 31, 2009, compared to $7.2 million for 2008, due to 2008 realized losses on investments of $7.3 million, as well as lower underwriting profit in 2008.  The U.S. operations had net earnings of $4.0 million for the year ended December 31, 2009, compared to a net loss of $6.9 million for 2008, primarily due to realized gains on investments in 2009 of $2.7 million, compared to 2008 realized losses of $7.0 million.

Assets.  Assets from Bermuda operations increased to $545.0 million at the end of 2009 compared to $428.6 million at the end of 2008.  This increase is primarily due to earnings from operations and increased market value of investment assets.  Assets from U.S. operations at the end of 2009 increased to $602.6 million as compared to $597.7 million at the end of 2008 due to earnings for 2009.

Equity.  Equity in the Bermuda operations was $181.1 million at the end of 2009 compared to $136.6 million at the end of 2008 due to unrealized gains of $14.9 million.  Equity of U.S. operations increased to $94.4 million at the end of 2009 from $83.5 million at December 31, 2008 due to unrealized gains of $10.5 million.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Consolidated Results of Operations

Net earnings attributable to American Safety Insurance Holdings, Ltd for the year ended December 31, 2008 were $0.3 million, or $0.03 per diluted share, compared to net earnings attributable to American Safety Insurance Holdings, Ltd of $28.2 million, or $2.56 per diluted share, for 2007.  Net earnings for 2008 include pre-tax charges of $23.8 million and are comprised of: (1) $14.3 million of net realized losses on investments, (2) $5.4 million of prior year adverse reserve development, (3) $1.6 million of reinsurance reinstatement premium and (4) $2.5 million provision to increase the valuation allowance on reinsurance recoverables.  The 2007 results were impacted by $2.2 million of adverse prior year reserve development and $2.3 million of reinsurance premiums.

The 2008 combined ratio was 106.0%, composed of a loss ratio of 63.1% and an expense ratio of 42.9% compared to the 2007 combined ratio of 97.4% composed of a 61.3% loss ratio and 36.1% expense ratio.  The 2008 adjustments discussed above increased the combined ratio by 4.7 percentage points. Also during 2008 the market continued to decline in terms of pricing and competition for premium volume increased and accordingly, pressure on the expense ratio increases.  The 2007 combined ratio was impacted by approximately 2.6 percentage points due to adjustments noted above.

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

Revenues for the year were $192.3 million, an increase of 6.3% over 2007.  Excluding net realized losses on investments, revenues for the year were $206.7 million, an increase of $25.4 million, or 14.0%, over 2007, due to increased net premiums earned.  Net premiums earned from our lines of business entered since 2006 totaled $56.8 million, an increase of $44.0 million over 2007.  The increase from the newer lines was partially offset by a decrease in other lines, including a $29.1 million decrease in our construction line

Net Premiums Earned

Net premiums earned totaled $174.5 million in 2008, compared to $148.8 million in 2007, an increase of 17.3%.  Net premiums earned by line of business are described below:

Excess and Surplus Lines

In the environmental product net premiums earned decreased by $2.4 million as part of an underwriting review in this product resulting in us ceasing to write contractor business in New York.  Additionally net premiums earned for 2008 and 2007 were negatively affected by $1.6 million and $2.3 million, respectively, of additional premiums ceded to reinsurers as a result of large losses, primarily related to New York business. For the construction product, net premiums earned decreased 43.8% to $37.4 million for the year ended December 31, 2008 primarily due to our underwriting discipline in a soft insurance market, coupled with the decline in the housing market.

Other new products launched in recent years increased earned premium as products liability produced $5.0 million of net premiums earned in 2008 compared to $2.4 million in 2007.  Excess casualty net premiums earned increased approximately $0.3 million, property premium increased $4.5 million and surety increased $2.1 million. The increase in surety premiums was due to the Company continuing to focus its growth efforts in the environmental contractor surety market due to the lack of capacity serving this segment of the market. Lastly, as part of the diversification strategy we acquired 100% of the membership interests of LTC Risk Management, LLC and LTC Insurance Services, LLC (“LTC Group”).  The LTC Group, now known as ASI Healthcare, provides insurance and risk management solutions for the long-term care industry. Net premiums earned for the period ended December 31, 2008 were $3.6 million.

Alternative Risk Transfer

Net premiums earned increased 39.5% to $38.7 million for the year ended December 31, 2008 compared to $27.7 million for 2007.  Net premiums earned increased primarily due to the full year impact of the July 1, 2007 casualty reinsurance treaty that increased retention levels on selected programs.  During 2008, the Company added four (4) new programs and had fifteen (15) active programs as of December 31, 2008 compared to twelve (12) active programs at December 31, 2007.  The Company’s focus on its specialty programs business line is on insurance programs that allow the Company to participate in underwriting profits, while also earning fee income as the policy issuer.

Assumed Reinsurance

The Company began writing third party assumed reinsurance in 2007.  Net premiums earned for the year ended December 31, 2008 totaled $42.5 million compared to $9.4 million in 2007 due to increased assumed reinsurance premiums written as the Company builds this line of business.  The Company’s primary focus is on traditional casualty reinsurance for small specialty insurers, risk retention groups and captives.  For the year ended December 31, 2008, gross premiums written as a percentage of total assumed reinsurance gross premiums written were 1.6%, 20.6% and 77.8% for facultative, excess of loss and quota share, respectively.

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

The table below sets forth the prior year adverse reserve development for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Years Ended December 31,
	2008	2007
E & S	$5.2	$3.1
Alternative Risk Transfer	(1.9)	(0.1)
Runoff	2.1	(0.8)
Total	$5.4	$2.2

The 2008 prior year adverse reserve development primarily relates to accident years 2002 through 2006 for environmental contractor business written in New York.  In 2008, the Company decided to exit the New York contractor business by non-renewing policies.  The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the terrorist attack in New York on 9/11.  The adverse development is partially offset by decreases in special programs primarily related to the pest control program.

The 2007 prior year adverse reserve development for the environmental line primarily relates to increased claim activity on 2004 claims for environmental contractors in New York.  This development was partially offset by decreases in construction, surety and runoff business lines reserves.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 12 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Policy acquisition expenses increased to $43.5 million for the year ended December 31, 2008 from $28.9 million for 2007. Policy acquisition expenses as a function of net premiums earned increased to 24.9% for the year ended December 31, 2008 from 19.4% for 2007.  The increase is due to the change in the mix of business and increased acquisition expense in the ART division.  The proportion of premiums generated by our assumed reinsurance division, which is currently comprised primarily of quota share reinsurance treaties that carry higher acquisition expenses, resulted in an increase in acquisition expenses of $9.4 million.  The increase related to the ART division was due to a change in our reinsurance structure for specialty programs from quota share, where we received a ceding commission to excess of loss, where no ceding commission is received.  Specialty programs acquisition expenses increased by $7.8 million.  Partially offsetting this increase was a decrease in acquisition expense in the E&S division relative to our construction line of business of $5.5 million due to a 43.8% reduction in net premiums earned.

Payroll, Corporate and Other Underwriting Expenses

Payroll and other underwriting expenses increased 25.6% to $33.9 million for 2008, compared to $27.0 million for 2007.  The increase is due to normal salary increases, increased headcount primarily from the addition of new product lines and acquisitions added with the Company’s product diversification strategy, the increase in the allowance established for reinsurance recoverables and higher depreciation, amortization and software maintenance expenses.  Corporate and other expenses were $0.2 million and $3.0 million for the periods ended December 31, 2008 and 2007, respectively.  The decrease was due to the $2.8 million reversal of an accrued warranty liability established in 2004 in connection with our former real estate project in Florida.

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

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country.  The table below describes the Company’s operations by geographic location for the years ended December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008	U.S.	Bermuda	Total
Income Tax	$31	$-	$31
Net earnings attributable to American Safety Insurance Holdings, Ltd	$(6,920)	$7,230	$310
Assets	$597,725	$428,639	$1,026,364
Equity	$83,520	$136,608	$220,128

December 31, 2007	U.S.	Bermuda	Total
Income Tax	$737	$-	$737
Net earnings attributable to American Safety Insurance Holdings, Ltd	$2,009	$26,183	$28,192
Assets	$550,485	$383,524	$934,009
Equity	$74,887	$157,500	$232,387

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

Equity. Equity of the Bermuda operations decreased to $136.6 million at the end of 2008 compared to $157.5 million at the end of 2007 due to higher net unrealized losses on the investment portfolio together with capital of $14.6 million transferred to the U.S operations as discussed below.  Equity of U.S. operations increased to $83.5 million at the end of 2008 from $74.9 million at December 31, 2007 due to capital contributions of $14.6 million from the parent, $8.6 million of which was used to acquire the LTC Group, partially offset by current year losses.

Fair Value Measurements

As management is ultimately responsible for determining the fair value measurements for all securities, we selectively validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate prices deemed not to be representative of fair value.
Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2009
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$28,203	$644,075	$	$672,278
Equities securities	5,808		5,082	10,890
Short term investments	67,257	-	-	67,257

Total	$101,268	$644,075	$5,082	$750,425

Derivatives	$-	$2,736	$-	$2,736

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3) (dollars in thousands)
	Fixed Maturities	Equities
Level 3 Financial Instruments

Balance at December 31, 2008	$7,407	$5,082
Total gains (losses) (realized/unrealized):
Included in earnings
Included in other comprehensive income
Net purchases, sales & distributions	(7,407)	-
Net transfers in (out of) Level 3
Balance at December 31, 2009	$0	$5,082

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

After a review of the individual securities in the investment portfolio, the Company recorded $0.05 million of net realized losses due to other-than-temporary-impairment on one fixed maturity.  The analysis to determine other-than-temporary-impairment was completed on all securities with additional focus on securities with unrealized losses greater than 30% of book value and securities whose unrealized loss was greater than 20% of book value for more than three months.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. Due to the soft market, the Company has experienced a reduction in premium rates due to the entrance of new insurance competitors and overall market conditions.  The Company’s primary sources of short-term cash flow are premium writings and investment income.  Short-term cash requirements relate to claims payments, ceded reinsurance premiums, commissions, salaries, employee benefits and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to mitigate the variations in those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $53.3 million for the year ended December 31, 2009 and $101.0 million for the year ended December 31, 2008.  The cash flow from operations decreased in 2009 compared to 2008 primarily due to two components: (1) net paid losses in 2009 were higher than 2008 due to increased retentions and the assumed reinsurance division transitioning from start-up mode to a more mature operation, and, (2) funds on deposit posted to support the assumed reinsurance segment.  Funds held shown in Other Assets on the balance sheet increased $18.9 million due to increased funds on deposit for collateral in our reinsurance operations.

Net cash used in investing activities was $31.5 million for the year ended December 31, 2009, compared to net cash used in investing activities of $93.8 million for the same period of 2008.  The decrease in net cash used in investing activities was primarily due to less cash generated from operations to be invested.

Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends.  The jurisdiction in which we and our insurance and reinsurance subsidiaries are domiciled places limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.  Given the capital requirements associated with our business plan, we do not anticipate paying dividends on the common shares in the near future.

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2009 were:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Loans Payable	$36,328	$-	$-	$-	$36,328
Interest (1)	37,681	2,455	2,982	2,982	29,262
Operating leases	5,981	1,542	2,914	1,525
Gross loss reserves (2)	616,444	131,056	258,413	38,281	188,693
Total contractual obligations	$696,434	$135,053	$264,309	$42,788	$254,283

(1) The above table includes all interest payments through the expiration of debt instruments.  All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates.  As a result of applying interest rates based on the current LIBOR rate plus the contractual spread for each capital trust, the interest rates were 4.5%, 4.2% and 8.3% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively as of December 31, 2009.  These rates are used to calculate the variable interest rate obligations through maturity

(2) The above table includes the expected settlement of our gross loss reserves.  The Company relies on reinsurance to reduce current risk exposures.  The expected payoff of gross loss reserves net of reinsurance recoverables is as follows:  total $420.4 million; $107.8 million less than a year; $229.9 million; 1-3 years, $37.5 million; 3-5 years and $45.0 million; more than 5 years.  More information about our unpaid loss and loss adjustment expenses appears in Note 12 to our consolidated financial statements.

For these purposes, routine purchases of services, including insurance, that are expected to be used in the ordinary course of the Company’s business have been excluded.  More information about our contractual obligations appears in Notes 8 and 11 to our consolidated financial statements.

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

Investments.  We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary.  These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC-320-10-05, Accounting for Certain Investments in Debt and Equity Securities; and Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments; and related guidance.  The identification of distressed investments and the assessment of whether a decline is other than temporary, involve significant management judgment and require evaluation of factors including but not limited to:

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

The Company routinely monitors and evaluates the difference between the cost and fair value of its investments.  Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary ("OTTI").  For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors.  This process is not exact and further requires consideration of risks such as credit risk and interest rate risk.  Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate.

The OTTI is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes.  The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense.  The non-credit portion is recorded in a new category of other comprehensive income ("OCI"), net of applicable deferred taxes, separately from unrealized gains and losses on available-for-sale ("AFS") securities.

Effective January 1, 2008, on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“ASC 820-10-15”).  ASC 820-10-15 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3:  Significant unobservable inputs that reflect a reporting entity's own assumption about the assumptions that market participants would use in pricing an asset or liability.

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

At December 31, 2009, mortgage backed securities comprised 26.0% of the entire portfolio.  All mortgage backed securities are issued by agencies of the U.S. Government or government sponsored entities.  The Company's investment in corporate debt securities totaled $274.1 million with $163.4 million in the industrial sector, $39.2 million in the financial sector, $39.2 million in utilities and $32.3 million in other securities.  One of the largest issuers is Verizon Communications, having a par value of $6.2 million.  The Company also has concentrations to the financial services sector with the largest single security being JP Morgan Chase & Co., with a par value of $7 million.  U.S. Government securities were 13.4% of the total portfolio.

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

The Company does not write a material amount of short-tail business.  Short-tail business is defined as business for which claims are received and settled within one year.  Total net reserves for short tail business and as of December 31, 2009 were approximately 2.1% of total net reserves.  In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Because the Company primarily writes long-tail business, the current year ultimate loss reserve is developed using the expected loss ratio method.  The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business.  The expected loss ratio is determined based on the review of the projected ultimate loss ratios for the prior accident years.  At December 31, 2009 the carried loss and loss adjustment expense reserves for accident years prior to 2009 were determined largely based on the indications produced by the Bornhuetter-Ferguson method because of the additional claims experience gained as the business line matures.

On a quarterly basis, the Company’s in-house actuary performs a review of our major lines of business.  The evaluation entails the examination of our current actuarial assumptions compared to actual claim activity.  If there is a material deviation from actual emerged losses and the actuarially determined expected losses, further research is completed to determine the cause.  Discussions with the claims staff and the underwriting staff about these deviations, in some cases, reveal trends that warrant modifications of the current assumptions about loss development patterns and or expected loss ratios.

As part of our year-end process, the Company has an external actuarial firm review the analysis prepared by our internal actuary and it issues an actuarial opinion on the insurance operating companies’ reserve adequacy.

The carried gross loss reserves by division are as follows (in thousands of dollars):

December 31, 2009
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$44,904	$187,837	$15,367	$125,225	$373,333
ART	32,872	74,073	10,390	49,382	166,717
Assumed Reinsurance	14,984	35,844	38	8,961	59,827
Runoff	8,556	4,527	466	3,018	16,567

Total	$101,316	$302,281	$26,261	$186,586	$616,444

December 31, 2008
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$39,793	$189,918	13,332	126,611	$369,654
ART	26,264	69,977	8,350	46,651	151,242
Assumed Reinsurance	6,512	31,693	1,628	7,923	47,756
Runoff	7,409	6,083	448	4,055	17,995

Total	$79,978	$297,671	$23,758	$185,240	$586,647

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

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2009.  The key assumptions among them were the expected loss ratios and loss development patterns.  If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves.  The effect of any specific assumptions can vary by accident year and line of business.  We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2009.  The tests addressed each major line of business for which a material deviation to the overall reserve position is believed reasonably possible and used what we believed was reasonably likely range of potential deviation for each line of business.  If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of possible deviation of the net carried reserves for each division at December 31, 2009 (in thousands of dollars):

		Possible Amount Change From The Carried Reserves		Possible Percentage Change From The Carried Reserves
	Net Carried Reserves	(Decrease)	Increase	(Decrease)	Increase

E & S Lines:	$291,741	$(50,615)	$33,809	(18.0)%	12.0%
ART (1)	63,175	-	-	0.0	0.0
Reinsurance	53,183	(14,089)	18,087	(26.0)	34.0
Runoff	12,265	(227)	200	(2.0)	2.0
Total Net Reserves	$420,364	$(64,931)	$52,096	(15.4)%	12.4%

(1) Represents 33 different programs with diverse risks.  Some programs are discontinued.  Each individual program is not material to our total net carried reserves therefore no variability has been shown.

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

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (in thousands of dollars):

	Years Ended December 31,
	2009	2008	2007

Shareholders’ equity as reported	$275,512	$220,128	$232,387
Net effects of reinsurance	11,993	(1,665)	(861)
Shareholders’ equity without reinsurance	$287,505	$218,463	$231,526
Net earnings attributable to American Safety Insurance Holdings, Ltd	$24,325	$310	$28,192
Effects of reinsurance	11,993	(1,665)	(861)
Net earnings attributable to American Safety Insurance Holdings, Ltd without reinsurance	$36,318	$(1,355)	$27,331
Net cash flow from operations	$28,872	$7,295	$8,851

See Part I "Ceded Reinsurance" for additional discussion relative to reinsurance coverage.

Policy Acquisition Costs. We defer commissions, premium taxes and other expenses that are related to the acquisition of insurance contracts.  These costs are capitalized and charged to expense in proportion to premium revenue recognized.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value.  This would also give effect to the premiums to be earned and anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned.  Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums as well as investment income.

Deferred Income Taxes.  We are required to establish a valuation allowance for the portion of any deferred tax asset that we believe will not be realized.  The majority of our deferred taxes associated with our premium writings will be realized over the policy period and payout of related claims.  We believe it is more likely than not that we will realize the full benefit of our deferred tax assets, except for deferred tax assets associated with American Safety RRG.  See Note 5 to the Company’s consolidated financial statements for additional information on deferred tax assets.

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

In July 2006, ASC 740-10-05, Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   This interpretation is not expected to impact the Company's financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices.  Our consolidated balance sheets include assets whose estimated fair values are subject to market risk.  The primary market risks to us are interest rate and credit risk associated with our investments.  We have no direct commodity or foreign exchange risk as of December 31, 2009.  The estimated fair value of our investment portfolio at December 31, 2009 was $750.4 million, of which 98.5% was invested in fixed maturities and short-term investments and 1.5% was invested in equities.

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

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2009.  The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value at December 31, 2009	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments, cash and cash equivalents)	$774,291	200bp decrease	$832,261	21.3%
		100bp decrease	$804,916	11.3%
		100bp increase	$742,197	(11.8)%
		200bp increase	$710,672	(23.4)%

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

The financial statements of the Company have been audited by BDO Seidman, LLP, an independent registered public accounting firm.  Its accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Audit Committee of the Board of Directors, consisting solely of independent directors, meets a minimum of four times a year with the independent registered public accounting firm, the internal auditor and representatives of management to discuss auditing and financial reporting matters.  In addition, a meeting is held prior to each quarterly earnings release.  The Audit Committee recommends to the Board of Directors the appointment of the independent registered public accounting firm and reviews management’s supervision of the effectiveness of the internal accounting controls, the activities of the independent registered public accounting firm and internal auditor and the financial condition of the Company.  Both the Company’s independent registered public accounting firm and the internal auditor have access to the Audit Committee at any time.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2009, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

/s/ Stephen R. Crim	/s/ Mark W. Haushill
Stephen R. Crim	Mark W. Haushill
President and Chief Executive Officer	Chief Financial Officer

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.  Additional information required by this Item 10 with respect to executive officers is set forth in Item 4 of this Report.

The information set forth in the second paragraph of Item 1 of this Report is incorporated herein by reference.  The code of business conduct and ethics referenced therein applies to our principal executive officers, principal financial officer, principal and senior accounting officers or controller, or persons performing similar functions.

Item 11.                      Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14.                      Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2010 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements, Schedules.

A. Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:
-	Reports of BDO Seidman, LLP, Independent Registered Public Accounting Firm

-	Consolidated Balance Sheets at December 31, 2009 and 2008

-	Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

-	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

-	Consolidated Statements of Cash Flow for the Years Ended December 31, 2009, 2008 and 2007

-	Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2009, 2008 and 2007

-	Notes to Consolidated Financial Statements

-	Selected Quarterly Financial Data

2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

Schedule/Exhibit Number	Page
Schedule II - Condensed Financial Statements (Parent only)	112
Schedule III – Supplemental Information	116
Schedule IV – Reinsurance	117

Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3. Exhibits
The following is a list of exhibits required to be filed as part of this Report:

Exhibit Number	Title

3.1
Memorandum of Association of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)] and the Certificate of Incorporation of Change of Name.

3.2
Bye-Laws of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)].

4.2
Amended and Restated Declaration of Trust of American Safety Capital Trust dated as of May 22, 2003 among Wilmington Trust Company, as institutional trustee,  American Safety Holdings Corp., as sponsor, American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.3
Indenture dated as of May 22, 2003 between American Safety Holdings Corp., American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.4
Guarantee Agreement dated as of May 22, 2003, between American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.5
Amended and Restated Trust Agreement of American Safety Capital Trust II dated as of September 30, 2003 among American Safety Holdings Corp., as depositor, JPMorgan Chase Bank, as property trustee, Chase Manhattan Bank USA, National Association, as Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrative trustees [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

4.6
Junior Subordinated Indenture dated as of September 30, 2003 between American Safety Holdings Corp. and JPMorgan Chase Bank, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

4.7
Guarantee Agreement dated as of September 30, 2003 among American Safety Holdings Corp., as guarantor, American Safety Insurance Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee  [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated October 15, 2003 (File No. 001-14795)].

4.8
Common Securities Subscription Agreement dated as of September 30, 2002 between American Safety Holdings Corp. and American Safety Capital Trust II, together as offerors [incorporated by reference to the Exhibits to the Current Report on Form 8-K filed October 15, 2003 (File No. 001-14795)].

4.9
Amended and Restated Declaration of Trust of American Safety Capital Trust III dated as of November 17, 2005 among American Safety Holdings Corp., Wilmington Trust Company, as institutional trustee and Delaware trustee, and Steven B. Mathis and Stephen R. Crim, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.10
Indenture dated as of November 17, 2006 between American Safety Holdings Corp. and Wilmington Trust Company as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.11
Guarantee Agreement dated as of November 17, 2006 between American Safety Holdings Corp., as guarantors and Wilmington Trust Company, as guarantee trustee, [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.12
Parent Guarantee Agreement dated as of November 17, 2005 between American Safety Insurance Holdings, Ltd. and Wilmington Trust Company [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.13
Subscription Agreement dated as of November 17, 2005 among American Safety Capital Trust III, American Safety Holdings Corp. and Keefe, Bruyette & Woods, Inc. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

10.1+	2007 Incentive Stock Plan [incorporated by reference to Exhibit 10.1 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2007 (File No. 001-14795)].
10.2+	1998 Director Stock Award Plan [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2005 (File No. 001-14795)].

10.3
Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009[incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.4
Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009 [incorporated by reference to Exhibit 10.4 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.5
Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Indemnity Company, dated January 1, 2009 [incorporated by reference to Exhibit 10.5 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.6
Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009 [incorporated by reference to Exhibit 10.6 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.7
Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009 [incorporated by reference to Exhibit 10.7 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.8
Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Indemnity Company, dated January 1, 2009 [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.9+
Employment Agreement between American Safety Insurance Services, Inc. and Stephen R. Crim [incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 31, 2007 (File No. 001-14795)].

10.10+
Employment Agreement between American Safety Insurance Services, Inc. and Joseph D. Scollo [incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 31, 2007 (File No. 001-14795)].

10.12+
Employment Agreement between American Safety Insurance Services, Inc. and Randolph L. Hutto [incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated August 31, 2007 (File No. 001-14795)].

10.13+	Employment Agreement between American Safety Insurance Services, Inc. and Mark W. Haushill.

10.14
Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 [(File No. 001-14795)].

11	Computation of Earnings Per Share.
12	Ratio of Earnings to Fixed Charges.
14	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14 to Form 10K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2003 (File No. 001-14795)].
21	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

+Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 16, 2010.

Signature	Title

/s/ Stephen R. Crim	President and Chief Executive Officer
Stephen R. Crim	(Principal Executive Officer)

/s/ Mark W. Haushill	Chief Financial Officer
Mark W. Haushill	(Principal Financial Officer and Principal Accounting Officer)

/s/ David V. Brueggen	Chairman of the Board of Directors
David V. Brueggen

/s/ Cody W. Birdwell	Director
Cody W. Birdwell

/s/ Lawrence I. Geneen	Director
Lawrence I. Geneen

/s/ Steven L. Groot	Director
Steven L. Groot

/s/ Thomas W. Mueller	Director
Thomas W. Mueller

/s/ Jerome D. Weaver	Director
Jerome D. Weaver

/s/ Harris R. Chorney	Director
Harris R. Chorney

/s/ Marilyn V. Hirsch	Director
Marilyn V. Hirsch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Atlanta, Georgia
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of  the three years in the period  ended December 31, 2009.  We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2009.  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Atlanta, Georgia
March 16, 2010

 AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands except per share data)

	December 31,
Assets	2009	2008
Investments available-for-sale:
Fixed maturity securities, at fair value	$672,278	$569,910
Common stock, at fair value	7,519	20,537
Preferred stock, at fair value	3,371	3,287
Short-term investments, at fair value	67,257	80,005
Total investments	750,425	673,739

Cash and cash equivalents	34,756	12,898
Accrued investment income	6,305	6,214
Premiums receivable	21,515	19,917
Ceded unearned premium	41,616	36,118
Reinsurance recoverable	200,764	199,455
Deferred income taxes	5,647	11,784
Deferred policy acquisition costs	16,228	18,171
Property, plant and equipment, net	10,833	10,976
Goodwill	11,083	9,696
Other assets	48,488	27,396

Total assets	$1,147,660	$1,026,364

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$616,444	$586,647
Unearned premiums	124,189	122,259
Ceded premiums payable	10,930	20,732
Deferred revenues	2,151	1,770
Accounts payable and accrued expenses	13,687	8,586
Deferred rent	1,251	1,626
Funds held	48,378	25,684
Securities payable	18,790	-
Loans payable	36,328	38,932
Total liabilities	$872,148	$806,236

continued on next page

Consolidated Balance Sheets (continued)
(dollars in thousands except per share data)

	December 31,
	2009	2008
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2009, 10,323,875 shares and at December 31, 2008, 10,274,368 shares	$103	$103
Additional paid-in capital	102,486	100,645
Retained earnings	143,823	119,491

Accumulated other comprehensive income (loss), net	25,425	(3,209)
Total American Safety Insurance Holdings, Ltd. shareholders' equity	271,837	217,030
Equity in non-controlling interests	3,675	3,098
Total shareholders’ equity	275,512	220,128

Total liabilities and shareholders’ equity	$1,147,660	$1,026,364

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(dollars in thousands except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Direct earned premiums	$216,710	$201,735	$212,757
Assumed earned premiums	35,123	48,089	9,352
Ceded earned premiums	(83,316)	(75,353)	(73,316)
Net earned premiums	168,517	174,471	148,793

Net investment income	30,554	29,591	30,268
Net realized gains (losses)	163	(14,348)	(311)
Fee income	5,448	2,632	2,145
Other income (loss)	51	(24)	66
Total revenues	$204,733	$192,322	$180,961

Expenses:
Losses and loss adjustment expenses	97,646	110,146	91,184
Acquisition expenses	37,203	43,484	28,872
Payroll and related expenses	22,661	19,891	17,268
Other underwriting expenses	15,412	13,991	9,684
Interest expense	3,193	3,163	3,283
Corporate and other expenses	3,375	153	2,986
Total expenses	$179,490	$190,828	$153,277

Earnings before income taxes	25,243	1,494	27,684
Income taxes	541	31	737
Net earnings	$24,702	$1,463	$26,947
Less: Net earnings (loss) attributable to the noncontrolling interest	377	1,153	(1,245)

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$24,325	$310	$28,192

Net earnings per share:
Basic	$2.36	$0.03	$2.65
Diluted	$2.30	$0.03	$2.56

Weighted average number of shares outstanding
Basic	10,307,592	10,459,161	10,648,408
Diluted	10,557,751	10,685,933	10,997,206

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
	Years ended December 31,
	2009	2008	2007
Common stock - number of shares:
Balance at beginning of period	10,274,368	10,703,457	10,554,200
Issuance of common shares	80,193	57,956	176,557
Repurchase of common shares	(30,686)	(487,045)	(27,300)
Balance at end of period	10,323,875	10,274,368	10,703,457

Common stock:
Balance at beginning of period	$103	$107	$106
Issuance of common shares	-	1	2
Repurchase of common shares	-	(5)	(1)
Balance at end of period	$103	$103	$107

Additional paid-in capital:
Balance at beginning of period	$105,428	$111,021	$109,297
Issuance of common shares	4	704	1,718
Repurchase of common shares	-	(7,560)	(512)
Share based compensation	1,837	1,263	518
Balance at end of period	$107,269	$105,428	$111,021
Less: Additional paid-in capital attributable to non-controlling interest	4,783	4,783	4,783
Additional paid-in capital for American Safety Insurance Holdings, Ltd.	$102,486	$100,645	$106,238

Retained earnings:
Balance at beginning of period	$119,041	$117,578	$90,631
Net earnings	24,702	1,463	26,947
Balance at end of period	$143,743	$119,041	$117,578
Less: Retained earnings attributable to non-controlling interest	(80)	(450)	(1,603)
Retained earnings for American Safety Insurance Holdings, Ltd.	$143,823	$119,491	$119,181

Accumulated other comprehensive income (loss):
Balance at beginning of period	(3,169)	$4,956	$571
Unrealized gain (loss) during the period (net of deferred tax expense of $5,133, $96 and $499, respectively)	28,834	(8,125)	4,385
Balance at end of period	25,665	$(3,169)	$4,956
Less: Comprehensive income attributable to non-controlling interest	240	40	82
Balance at end of period for American Safety Insurance Holdings, Ltd.	25,425	(3,209)	4,874

Total shareholders’ equity of American Safety Insurance Holdings, Ltd.	$271,837	$217,030	$230,400

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net earnings	$24,702	$1,463	$26,947
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) losses on investments	(163)	14,348	311
Depreciation expense	4,028	4,196	3,058
Stock based compensation expense	1,837	1,263	518
Amortization of deferred acquisition costs, net	2,000	(1,340)	(4,429)
Amortization of investment premium	684	533	406
Deferred income taxes	999	(2,154)	(540)
Change in operating assets and liabilities:
Accrued investment income	(80)	(442)	(1,472)
Premiums receivable	(900)	2,934	(1,104)
Reinsurance recoverable	(1,309)	(9,156)	(5,289)
Ceded unearned premiums	(5,498)	(5,167)	4,947
Funds held	22,694	7,174	2,181
Unpaid losses and loss adjustment expenses	28,877	81,868	65,106
Unearned premiums	1,622	10,800	(3,739)
Ceded premiums payable	(9,802)	5,363	(10,094)
Deferred revenue	381	696	(118)
Accounts payable and accrued expenses	4,637	(1,174)	(1,566)
Deferred rent	(375)	(154)	371
Other, net	(20,944)	(10,088)	(8,484)
Net cash provided by operating activities	53,390	100,963	67,010

Cash flow from investing activities:
Purchase of fixed maturities	$(268,909)	(208,771)	(210,355)
Purchase of common stock	(288)	(3,643)	(13,320)
Proceeds from sales of fixed maturities	211,124	118,568	170,088
Proceeds from matured securities	-	37,650	6,461
Proceeds from sales of equity securities	18,810	382	1,387
Consideration paid for acquired companies	(3,688)	(8,927)	-
(Increase) decrease in short term investments	14,835	(23,550)	(15,849)
Purchases of fixed assets	(3,420)	(5,529)	(4,793)
Net cash (used in) investing activities	(31,536)	(93,820)	(66,381)

Cash flow from financing activities:
Stock repurchase payments	$(430)	$(7,565)	$(512)
Proceeds from exercised stock options	434	460	1,450
Net cash provided by (used in) financing activities	$4	$(7,105)	$938

continued on next page

Consolidated Statements of Cash Flows (continued)
(dollars in thousands)

	2009	2008	2007
Net increase in cash & cash equivalents	21,858	$38	$1,567
Cash and cash equivalents at beginning of period	12,898	12,860	11,293

Cash and cash equivalents at end of period	$34,756	$12,898	$12,860

Supplemental disclosure of cash flow:
Income taxes (refunded) paid	$2,434	$(1,244)	$1,211
Interest paid	$3,154	$3,226	$3,148

Non-cash activity: (1)
Fixed asset additions	$-	$-	$1,409
Deferred rent	$-	$-	$1,409

(1)  Represents tenant build-out allowance and future reduction in rent over term of the lease.

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Years ended December 31,
	2009	2008	2007

Net earnings	$24,702	$1,463	$26,947

Other comprehensive (loss) income:
Unrealized gains (losses) on securities available-for sale	31,394	(22,283)	4,874

Unrealized gains (losses) on hedging transactions	2,736	(94)	(292)

Reclassification adjustment for realized (gains) losses included in net earnings	(163)	14,348	302

Total other comprehensive income (loss) before income taxes	33,967	(8,029)	4,884

Income tax expense related to items of other comprehensive income	5,133	96	499

Other comprehensive income (loss) net of income taxes	28,834	(8,125)	4,385

Comprehensive income (loss)	$53,536	$(6,662)	$31,332

Less: Comprehensive income (loss) attributable to the noncontrolling interest	577	1,111	(1,193)

Total comprehensive income (loss) attributable to American Safety Insurance Holdings, Ltd	$52,959	$(7,773)	$32,525

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group Inc.  (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations.  The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, goodwill, reinsurance balances recoverable and the liabilities for unpaid losses and loss adjustment expenses.  As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results.  While management believes that these estimates are adequate, such estimates may change in the future.

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

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), two 100%-owned licensed Bermuda insurance companies, Ordinance Holdings Limited, a 100% owned actuarial, consulting and licensed Bermuda-based brokerage company, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Assurance (VT), a 100%, wholly owned Vermont sponsored captive, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, LTC Risk Management, LLC and LTC Insurance Services, LLC, providing risk management solutions for the long-term care industry. As of December 31, 2009, American Safety Casualty owns 78% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company.  The remaining 22% is owned by American Safety Holdings.  Effective July 1, 2009, American Safety Casualty purchased 100% interest in the Victore Companies, which include Victore Enterprises, Inc. (a 100% owner of Victore Insurance Company, a surety company) and Agency Bonding Company Insurance Agency.  ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; American Safety Claims Services, Inc. (“ASCS”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

In accordance with 810-10-05, Consolidation of Variable Interest Entities, the accompanying financial statements consolidate American Safety RRG, based on its status as a VIE and the Company’s status as the primary beneficiary of the VIE. A noncontrolling interest has been established for the equity holders of American Safety RRG.  All significant intercompany balances have been eliminated, as appropriate, in consolidation.  The accompanying financial statements also do not consolidate American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III (“American Safety Capital”, “American Safety Capital II” and “American Safety Capital III”, respectively) based on their status as variable interest special purpose entities of the Company’s status as not being the primary beneficiary. American Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

(d)	Investments

Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method.  Realized gains or losses on disposal of investments are determined on a specific identification basis and are included in revenues.  Premiums and discounts arising from the purchase of fixed income securities are treated as yield adjustments over their estimated lives.

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

The Company has the ability and intent to hold securities with unrealized losses until they mature or recover in value.  However, the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries.  When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision.  At December 31, 2009 and 2008, the Company considered all of its fixed maturity securities as “available for sale”.

The Company routinely monitors and evaluates the difference between the cost and fair value of its investments.  Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary.  For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors.  This process is not exact and further requires consideration of risks such as credit risk and interest rate risk.  Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate.

The OTTI is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes.  The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense.  The non-credit portion is recorded in a new category of OCI, net of applicable deferred taxes, separately from unrealized gains and losses on AFS securities.

In 2008, as a result of our evaluations, the Company recorded $13,712 of net realized losses due to other-than-temporary-impairment of its investments.  All but $400 of the impairment relates to securities issued by companies in the financial services sector.  Other-than-temporary-impairment totaled $9,431 of fixed maturities, $3,236 of preferred stock and $1,045 of common stock.  Substantially all of the impairment related to credit related losses in the financial service sector, and therefore the retrospective application of the adoption of ASC 320-10-65-1, did not have a material affect on 2008 results.  Other-than-temporary charges for 2009 totaled $49 on one fixed income security.

(e)	Recognition of Premium Income

Premiums are generally recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.  Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate general liability premiums due when the final audit is complete after the policy has expired.

(f)	Deferred Policy Acquisition Costs

The costs of acquiring business, primarily commissions and premium tax expenses offset by reinsurance ceding commission received, are deferred (to the extent they are recoverable from future premium income) and amortized to earnings in relation to the amount of earned premiums.  Investment income is also considered in the determination of the recoverability of deferred policy acquisition costs.

An analysis of deferred policy acquisition costs follows:

	Years ended December 31,
	2009	2008	2007

Balance, beginning of period	$18,171	$16,831	$12,403
Acquisition costs deferred, net	35,260	44,824	33,300
Costs amortized during the period	(37,203)	(43,484)	(28,872)

Balance, end of period	$16,228	$18,171	$16,831

(g)	Unpaid Losses and Loss Adjustment Expenses

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

(h)	Income Taxes

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

In July 2006, ASC 740-10-05, Accounting for Uncertainty in Income Taxes was issued. 740-10-05 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the pronouncement on January 1, 2007.  740-10-05 did not have a material impact on its operating results. Interest and penalties recognized in accordance with the tax code are reported as a component of income tax expense.  The Company does not believe it has taken any such provisions and therefore does not anticipate an impact to the financial statements.

(i)	Reinsurance

Reinsurance contracts do not relieve the Company from its obligation to policyholders.  Failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.  In addition, we review reinsurance recoverables on a quarterly basis.  As of December 31, 2009 and 2008, we had a recoverable allowance of $3.8 million.  Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

(j)	Acquisitions and Goodwill

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

The assets and liabilities acquired were valued as follows (dollars in thousands):

Cash	$1,002
Bonds	405
Stocks	167
Short-term investments	2,088
Accounts Receivable	514
Intangible asset	325
Other assets	490
Unpaid losses	(920)
Unearned premium	(308)
Other liabilities	(460)
Goodwill	1,387

Pursuant to the purchase agreement, an Escrow Fund Holdback of $704 was established to reimburse the Company for any aggregate net claims or losses incurred by VIC from any bonds written by VIC prior to the "Closing Date" which, in the net aggregate, exceeded the total loss reserves as reflected in the purchase price.  For a period of eighteen (18) months after the Closing Date ( the "Loss Holdback Period"), if the aggregate net claims incurred by VIC for bonds written prior to the Closing Date exceed the amount of total reserves purchased, the Company will be reimbursed from the Escrow Fund.  A “Indemnification Holdback” was also established to reimburse the Company for loss, cost and expense related to any breach of representations, warranties or covenants made by the sellers in the purchase agreements. At the end of the 18 month Loss Holdback Period, any remaining balances in the Funds will be disbursed to the seller.  The Company believes that the reserves established at the date of acquisition were adequate to cover the losses that might be incurred for bonds written prior to the Closing Date.

In determining possible impairments of goodwill, the Company compares the estimated net present value of future cash flows against net assets of the business acquired.  At December 31, 2009 and 2008, the Company determined that goodwill was not impaired.  At December 31, 2009 and 2008, goodwill was $11,083 and $9,696, respectively.

(k)	Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings attributable to American Safety Insurance Holdings, Ltd, by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options and restricted stock (diluted EPS) .

Earnings per share for the years ended December 31, are as follows:

	2009	2008	2007
Weighted average shares outstanding	10,307,592	10,459,161	10,648,408
Shares attributable to stock options and restricted stock	250,159	226,772	348,798

Weighted average common stock and common stock equivalents	10,557,751	10,685,933	10,997,206

Net earnings per share:

Basic	$2.36	$0.03	$2.65

Diluted	$2.30	$0.03	$2.56

(l)	Employee Stock Compensation

The Company’s stock option plan grants stock options to employees.  The majority of the options outstanding under the plan generally vests evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of topic 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period.  The Company uses the Black-Scholes option pricing model to value stock options.  This plan is described further in Note 13. Compensation expense relating to stock options of $854, $779 and $518 were reflected in earnings for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During 2009, the Company granted 114,939 shares of restricted stock at a weighted average grant price of $10.23.  During 2008, the Company granted 47,850 restricted shares at a weighted average grant price of $17.78.  The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively.  Stock based compensation expense related to the restricted shares was $675 for the year ended December 31, 2009 compared to $324 for the year ended December 31, 2008, and is reflected in net earnings under payroll and related expenses.  There was no expense incurred during 2007.

(m)	Accounting Pronouncements

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

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has implemented the Codification in this annual report by providing references to the Codification topics.

During the last two years, the Financial Accounting Standard Board (FASB) has issued a number of accounting pronouncements with various future effective dates.

On June 30, 2009, the Company adopted "Subsequent Events" (ASC 855-10), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855-10 also requires disclosure of the date through which subsequent events were evaluated as well as the rationale for why that date was selected.  The adoption of ASC 855-10 did not have an impact on the Company’s financial position or results of operations.  See Note 14.

In December 2007, the FASB issued “Business Combinations” ("ASC 805-10").  ASC 805-10 expands on the guidance by extending its applicability to all transactions and other events in which an entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. ASC 805-10 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The guidance establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interest, contingent consideration and certain acquired contingencies. ASC 805-10 also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized as a component of the business combination. ASC 805-10 is effective for any acquisitions made on or after January 1, 2009.  On June 30, 2009, the Company acquired Victore Insurance Company.  The Company accounted for the acquisition in accordance with the guidance for "Business Combinations".

In February 2008, the FASB issued ASC 820-10-15, which delays the effective date of ASC 820-10-15 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  The Company has fully adopted this guidance effective January 1, 2009 and will be using the guidance and measuring the impact on our non-financial assets as a part of impairment testing.

In March 2008, the FASB issued ASC 815-10, “Disclosures About Derivative Instruments and Hedging Activities — an amendment that enhances the disclosure requirements of “Accounting for Derivative Instruments and Hedging Activities”.  ASC 815-10 is effective for the Company’s fiscal year beginning January 1, 2009 and has been adopted by the Company and did not have an impact on the Company's financial position or results of operations.

On October 10, 2008, the FASB issued “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("ASC 820-10-15"). ASC 820-10-15 clarifies the application of fair value accounting in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  ASC 820-10-15 was effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate.  The disclosure provisions of ASC 250-10-05, “Accounting Changes and Error Corrections” for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of ASC 820-10-15 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

In April 2009, the FASB issued ASC 820-10-65-4 “Determining Whether a Market is Not Active and a Transaction Is Not Distressed.  ASC 820-10-65-4 provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset.  ASC 820-10-65-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

ASC 825-10-65-1 amends “Disclosures about Fair Value of Financial Instruments”, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet.  This also amends “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements.  ASC 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended June 30, 2009 and there has been no material impact as a result of adoption.

The objective of ASC 320-10-65-1, which amends existing other-than-temporary impairment guidance for debt securities, is to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Specifically, the recognition guidance contained in ASC 320-10-65-1 applies to debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment guidance.

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

(n)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and overnight investments.  Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states.  These deposits were $94 and $206 at December 31, 2009 and 2008, respectively.

(o)	Derivatives

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

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates.  The Company entered into interest rate swaps for these trust preferred offerings to hedge that variability.  Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt.  The overall effective fixed rate expense as a result of this hedge is 7.32% and 7.1% for American Safety Capital and American Safety Capital II, respectively, over the remaining term of the obligation.  The swap on American Safety Capital III will result in a fixed rate of 7.50% over the remaining life of the obligation beginning December 2010 with the effective date of the first interest payment.

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III.  The swap was a received variable pay fixed swap with an expiration in 2035.  Due to movements in long-term rates the swap value moved in the Company's favor prior to being sold.  Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009 and is reported as net realized gains.

Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income.  The gross unrealized gains on the interest rate swaps at December 31, 2009 were $2,071, $261 and $404 for American Safety Capital, American Safety Capital II and American Safety Capital III, respectively.
103

(p)	Reclassifications

Certain line items in the financial statements have been reclassified for the years ended December 31, 2007 and 2006.  The presentation is consistent with the presentation for the year ended December 31, 2009 and 2008 and did not result in any impact to net earnings or shareholders’ equity.

(2)	Investments

Net investment income is summarized as follows:

	Years ended December 31,
	2009	2008	2007

Fixed maturity securities	$30,918	$28,513	$27,711
Common stock	196	385	290
Preferred stock	236	384	502
Short-term investments and cash and cash equivalents	360	1,293	2,435
	31,710	30,575	30,938

Less investment expenses	1,156	984	670

Net investment income	$30,554	$29,591	$30,268

Realized and unrealized gains and losses were as follows:

	Years ended December 31,
	2009	2008	2007

Realized gains:
Fixed maturity	$4,844	$993	$95
Common stock	1,230	44	131
Total gains	6,074	1,037	226

Realized losses:
Fixed maturity	(3,825)	(11,047)	(488)
Common stock	(4,269)	(1,102)	(12)
Preferred stock	(138)	(3,236)	(37)
Total losses	(8,232)	(15,385)	(537)

Net realized (losses) gains (1)	$(2,158)	$(14,348)	$(311)

Changes in unrealized (losses) gains:
Fixed maturity	$25,810	$(1,430)	$6,418
Common stock	4,825	(7,093)	61
Preferred stock	596	648	(1,358)

Net change in unrealized (losses) gains	$31,231	$(7,875)	$5,121

(1) Realized gains on the Statement of Operations for 2009 of $0.2 million includes $2.3 million of realized gain from the termination of an interest rate swap.

At December 31, 2009 and 2008, the Company did not hold fixed maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2009 and 2008 (dollars in thousands) are as follows:

December 31, 2009	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,638	$1,936	$(316)	$103,258
States of the U.S. and political subdivisions of the states	35,253	1,058	(228)	36,083
Corporate securities	260,511	13,937	(378)	274,070
Mortgage-backed securities	196,738	7,483	(537)	203,684
Commercial mortgage-backed securities	28,739	4,813	(21)	33,531
Asset-backed securities	21,034	618	-	21,652
Total fixed maturities	$643,913	$29,845	$(1,480)	$672,278
Common stock	$7,581	$-	$(63)	$7,519

Preferred stock	$3,273	$179	$(81)	$3,371

At December 31, 2009 the Company’s investment in corporate fixed maturities totaled $274,070, composed of $163,440 of securities issued by companies in the industrial sector, $39,226 in the financial sector, $39,226 in utilities and $32,178 in foreign agencies and other securities.

December 31, 2008	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$57,335	$4,874	$-	$62,209
States of the U.S. and political subdivisions of the states	41,804	479	(692)	41,591
Corporate securities	256,141	6,467	(10,669)	251,939
Mortgage-backed securities	181,032	5,126	-	186,158
Commercial mortgage-backed securities	14,097	-	(2,179)	11,918
Asset-backed securities	17,006	3	(914)	16,095
Total fixed maturities	$567,415	$16,949	$(14,454)	$569,910
Common stock	$25,425	$975	$(5,863)	$20,537

Preferred stock	$3,785	$11	$(509)	$3,287

At December 31, 2008 the Company’s investment in corporate fixed maturities totaled $251,939, composed of $155,205 of securities issued by companies in the industrial sector, $55,193 in the financial sector, $33,597 in utilities and $7,943 in foreign agencies and other securities.

Fixed income securities with fair values of $28,189 and $30,419 were on deposit with insurance regulatory authorities at December 31, 2009 and 2008 in accordance with statutory requirements.

The amortized cost and estimated fair values of fixed maturities at December 31, 2009 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value

Due in one year or less	$22,703	$23,055
Due after one year through five years	131,944	136,260
Due after five years through ten years	175,788	184,121
Due after ten years	66,967	69,975
Mortgage and asset-backed securities	246,511	258,867

Total	$643,913	$672,278

The following tables summarize the gross unrecognized and unrealized losses of the Company's investment portfolio as of December 31, 2009 and 2008, by category and length of time that the securities have been in a continuous unrealized or unrecognized loss position.

December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$33,532	$(426)	$-	$-	$33,532	$(426)
States of the US and political subdivisions of the states	7,182	(90)	988	(139)	8,170	(229)
Corporate securities	30,250	(267)	-	-	30,250	(267)
Commercial mortgage-backed securities	18,895	(102)	-	-	18,895	(102)
MBS	33,045	(456)	92	-	33,137	(456)
Subtotal, fixed maturities	122,904	(1,341)	1,080	(139)	123,984	(1,480)
Common stock	-	-	2,437	(63)	2,437	(63)
Preferred stock	-	-	1,422	(81)	1,422	(81)
Total temporarily impaired securities	$122,904	$(1,341)	$4,939	$(283)	$127,843	$(1,624)

December 31, 2008

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$-	$-	$-	$-	$-	$-
States of the US and political subdivisions of the states	15,098	(387)	4,072	(305)	19,170	(692)
Corporate securities	107,018	(8,402)	12,145	(2,267)	119,163	(10,669)
Commercial mortgage-backed securities	2,532	(351)	9,386	(1,828)	11,918	(2,179)
Asset-backed securities	13,884	(606)	1,667	(308)	15,551	(914)
Subtotal fixed maturities	138,532	(9,746)	27,270	(4,708)	165,802	(14,454)
Common stock	6,103	(2,201)	5,098	(3,662)	11,201	(5,863)
Preferred stock	-	-	2,469	(509)	2,469	(509)

Total temporarily impaired securities	$144,635	$(11,947)	$34,837	$(8,879)	$179,472	$(20,826)

(3)	Financial Instruments

The carrying amounts for most asset and liability accounts approximate their fair values due to the short-term nature of these instruments and obligations.

Estimated fair values for fixed maturities were determined using market quotations, prices provided by market makers’ estimates of fair values obtained from yield data relating to investment securities with similar characteristics or internally developed criteria that use assumptions or other data that are not readily observable from objective sources.  See Note 6 for additional disclosure of fair value investments.

(4)	Reinsurance

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

For the year ended December 31, 2009, we ceded $88.8 million of premium (35.0% of gross written premiums) to unaffiliated third party reinsurers, as compared to $80.5 million of premium (30.9% of gross written premiums) in 2008.  Ceded reinsurance premiums from the ART segment were 72.2% of the 2009 amount and 44.7% of the 2008 amount.  During 2009 and 2008 we fronted business for one company that accounted for $43.4 million and $14.1 million of direct and ceded premium in 2009 and 2008, respectively.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	Years ended December 31,
	2009	2008	2007
	(dollars in thousands)

Net written premiums:
Direct	$220,092	$207,316	$197,129
Assumed	33,427	53,032	21,242
Ceded	(88,810)	(80,483)	(68,370)
Net	$164,709	$179,865	$150,001

Net earned premiums:
Direct	$216,711	$201,735	$212,757
Assumed	35,122	48,089	9,352
Ceded	(83,316)	(75,353)	(73,316)
Net	$168,517	$174,471	$148,793

Losses and loss adjustment expenses incurred:
Direct	$118,530	$142,396	$151,336
Assumed	27,034	33,847	3,692
Ceded	(47,918)	(66,097)	(63,844)
Net	$97,646	$110,146	$91,184

Unpaid loss and loss adjustment expenses:
Direct	$557,334	$538,891	$488,288
Assumed	59,110	47,756	16,491
Ceded	(196,080)	(193,338)	(175,481)
Net	$420,364	$393,309	$329,298

(5)	Income Taxes

Total income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 was allocated as follows:

	2009	2008	2007

Tax expense attributable to income from operations	$541	$31	$737
Unrealized gains (losses) on hedging transactions	930	(50)	(81)
Unrealized gains on securities available-for-sale	4,208	188	552

Total	$5,679	$169	$1,208

The Company’s subsidiaries that are based in the United States are subject to the tax laws of the United States and the jurisdictions in which they operate.  The tax years open to examination by the U.S. Internal Revenue Service for the U.S. subsidiaries are the years 2005 to the present.

U.S. Federal and state income tax (benefit) expense from operations consists of the following components:

	2009	2008	2007

Current	$631	$45	$860
Deferred	998	(2,154)	(540)
Change of valuation allowance	(1,088)	2,140	417

Total	$541	$31	$737

The state income tax components aggregated $104, $145 and $(8) for the years ended December 31, 2009, 2008 and 2007, respectively.  There are no material deferred income taxes applicable to states.

Income tax expense for the years ended December 31, 2009, 2008 and 2007 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	2009	2008	2007

Expected income tax	$8,454	$116	$9,836
Foreign earned income not subject to direct taxation	(6,910)	(2,458)	(8,902)
Change in valuation allowance	(1,088)	2,140	417
Tax exempt interest	(221)	(276)	-
State taxes and other	306	509	(614)

Total income tax	$541	$31	$737

Given the historical loss position of American Safety RRG, which is not part of the consolidated tax return it has established a 100% valuation allowance on its net deferred tax assets totaling $986 and $1,133 at December 31, 2009 and 2008, respectively.  In addition, the Company established a valuation allowance of $2,566 on deferred tax assets resulting from other-than-temporary impairments on securities held at December 31, 2008, which was reduced to $1,625 at December 31, 2009 due to sales of such securities.

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	December 31,
	(dollars in thousands)
	2009	2008

Deferred tax assets:
Loss reserve discounting	$9,120	$10,190
Unearned premium reserves	3,259	3,110
Warranty reserve	117	147
Unrealized loss on securities	-	173
Allowance for doubtful accounts	1,546	1,575
Realized capital loss carry forward	1,625	2,566
NOL carry forward	664	758
Other	-	256

Gross deferred tax assets	16,331	18,775

Valuation allowance	(2,611)	(3,699)

Gross deferred tax assets after valuation allowance	13,720	15,076

Deferred tax liabilities:
Deferred acquisition costs	2,486	2,813
Unrealized gain on securities	4,581	479
Unrealized gain on swaps	930
Other	76	-

Gross deferred tax liabilities	8,073	3,292

Net deferred tax assets	$5,647	$11,784

The Company has not identified any uncertain tax positions.

(6)	Fair Value Measurements

Effective January 1, 2008 on a prospective basis, we determined the fair values of certain financial instruments based on the fair value hierarchy established in “Fair Value Measurements”, topic 820-10-05.  The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumption about the assumptions that market participants would use in pricing an asset or liability.

Topic 820-10-05 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Our Level 1 instruments are primarily U.S. Treasuries, money market funds and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 instruments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds, corporate debt securities, and mortgage and asset-backed securities.  We measure fair value of our Level 2 instruments using quoted prices of securities with similar characteristics.

Our Level 3 instruments include an investment in an unrelated third party insurance entity.  Fair value is based on internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received from our investment advisor by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value.  We review fair values for significant changes in a one-month period and security values that change in vlaue contrary to general market movements.

Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2009
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$28,203	$644,075	$-	$672,278
Equities securities	5,808	-	5,082	10,890
Short term investments	67,257	-	-	67,257

Total Investments	$101,268	$644,075	$5,082	$750,425

Derivatives	$-	$2,736	$-	$2,736

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3)
	Fixed Maturities	Equities
Level 3 Financial Instruments	(dollars in thousands)

Balance at January 1, 2009	$7,407	$5,082
Net unrealized appreciation (depreciation) included in OCI	-	-
Net purchases, sales and distributions	(7,407)	-
Net transfers in Level 3	-	-
Balance at December 31, 2009	$-	$5,082

Change in net unrealized gains relating to assets still held at reporting date	-	-

	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3) (dollars in thousands)
	Fixed Maturities	Equities
Level 3 Financial Instruments

Balance at January 1, 2008	$-	$2,611
Total gains (losses) (realized/unrealized):
Included in earnings	-	-
Included in other comprehensive income	211	-
Net purchases	6,986	2,471
Net transfers in (out of) Level 3	210	-
Balance at December 31, 2008	$7,407	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$211	$-

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

Derivative instruments are measured at fair value based upon the expected cash flows between counterparties to the agreement and the related credit risk of both parties.  The Company has three interest rate swaps with a total notional amount of $38 million for which we pay a fixed rate and receive a LIBOR based payment  The swaps were terminated in 2010.

(7)	Statutory Accounting

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

The maximum amount of dividends the Company’s insurance subsidiaries can pay out without prior written approval from the subsidiaries’ domicile state insurance commissioners, is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year.  Dividends are also limited to the amount of unassigned surplus.  Based on the 2009 statutory results of the U.S. insurance subsidiaries, no dividend distributions are available to the parent without prior approval.

The NAIC has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized.  Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and, (iv) other business risks.  The statutory insurance company's surplus at December 31, 2009 exceeded the required surplus for American Safety Casualty Insurance Company, American Safety Indemnity Company, Victore Insurance Company and American Safety RRG.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin.  American Safety Re’s statutory capital and surplus as of December 31, 2009, 2008 and 2007 exceeded the amounts required to be maintained by the Company.  American Safety Assurance, Ltd (ASA) capital and surplus as of December 31, 2009, 2008 and 2007 also exceeded the requirements.  In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities and this ratio was also exceeded.  Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

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

The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly.  Under the line of credit facility, certain covenants are required.  At December 31, 2009, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at December 31, 2009.

(9)	Derivatives

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates.  Management entered into interest rate swaps for these trust preferred offerings to hedge that variability.  Under each interest rate swap, the Company receives variable interest payments and makes fixed interest rate payments to the applicable capital trust entity, thereby creating fixed rate long-term debt.  The overall effective fixed rate expense as a result of this hedge is 7.32% and 7.1% for American Safety Capital ($8 million notional) and American Safety Capital II ($5 million notional), respectively, over the remaining term of the obligation in 2019.  With an effective date of December, 2010, the swap on American Safety Capital III ($25 million notional) will result in a fixed rate of 7.50% over the remaining life of the obligation in 2035.

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III.  The swap was a received variable pay fixed swap with an expiration in 2035.  Due to movements in long-term rates the swap value moved in the Company's favor prior to being sold.  Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009 and is reported as net realized gains.

Changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation are reported in accumulated other comprehensive income.  The gross unrealized gains on the interest rate swaps at December 31, 2009 were $2,071, $261 and $404 for American Safety Capital, American Safety Capital II and American Safety Capital III, respectively.

(10)	Segment Information

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S includes seven products:  environmental, construction, products liability, excess, property, surety and healthcare.  ART includes two business lines: specialty programs and fully funded.  In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general pollution and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, consultants, restaurant and tavern owners, bail bondsmen and parent/teacher associations.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage on an excess of loss and quota share basis.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation, as well as property catastrophe (on a limited basis).  The Company provides traditional reinsurance targeting small specialty insurers, risk retention groups and captives.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines and real estate and other ancillary product lines.

The Company measures segments using net income, total assets and total equity.  The reportable insurance divisions are measured by net earned premiums, incurred losses and loss adjustment expenses and acquisition expenses.  Assets are not allocated to the reportable insurance divisions.

The following table presents key financial data by segment for years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Insurance			Other
December 31, 2009	E & S	ART	Assumed Re		Total
Gross premiums written	$116,968	$103,155	$33,397	$(1)	$253,519
Net premiums written	89,517	39,036	36,247	(91)	164,709
Net premiums earned	91,970	40,612	36,026	(91)	168,517
Fee income earned	710	4,183	555	-	5,448
Losses & loss adjustment expenses	44,248	24,493	28,283	622	97,646
Acquisition expenses	20,739	8,333	8,131	-	37,203
Gross underwriting profit	27,693	11,969	167	(713)	39,116

	Insurance			Other
December 31, 2008	E & S	ART	Assumed Re		Total
Gross premiums written	$128,103	$79,249	$53,032	$-	$260,384
Net premiums written	89,946	43,849	45,913	256	179,964
Net premiums earned	92,976	38,695	42,544	256	174,471
Fee income earned	456	1,675	501	-	2,632
Losses & loss adjustment expenses	59,733	19,572	28,765	2,076	110,146
Acquisition expenses	21,393	10,299	11,792	-	43,484
Gross underwriting profit	12,306	10,499	2,488	(1,820)	23,473

	Insurance			Other
December 31, 2007	E & S	ART	Assumed Re		Total
Gross premiums written	$129,031	$68,097	$21,242	$-	$218,370
Net premiums written	94,499	34,260	21,242	-	150,001
Net premiums earned	111,704	27,737	9,352	-	148,793
Fee income earned	-	2,145	-	-	2,145
Losses & loss adjustment expenses	70,166	15,701	6,463	(1,145)	91,184
Acquisition expenses	23,977	2,468	2,427	-	28,872
Gross underwriting profit	17,561	11,713	462	1,145	30,882

The following table reconciles gross underwriting profit as shown above to consolidated earnings before income taxes:

	December 31,
	2009	2008	2007

Gross underwriting profit before operating expenses	$39,116	$23,473	$30,882
Plus revenue not included in gross underwriting profit:
Net investment income	30,554	29,591	30,268
Net realized gains	163	(14,348)	(311)
Other (expense) income	51	(24)	66

Less expenses not included in underwriting profit:
Payroll and related expenses	22,661	19,891	17,268
Other underwriting expenses	15,412	13,991	9,684
Interest expense	3,193	3,163	3,283
Corporate and other expenses	3,375	153	2,986

Earnings (loss) before income taxes	$25,243	$1,494	$27,684

The Company does not allocate assets and equity between the Insurance and Other business segment and considers all assets and equity for 2009 to be attributable to the Insurance segment.

Additionally, the Company conducts business in the following geographic locations:  United States and Bermuda.  Significant differences exist in the regulatory environment in each country.  Those differences include laws regarding the measurable information about the insurance operations.  Geographic locations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 (dollars in thousands):

December 31, 2009	United States	Bermuda	Total
Income tax	$541	$-	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd	$4,000	$20,325	$24,325
Assets	$602,629	$545,031	$1,147,660
Equity	$94,384	$181,128	$275,512

December 31, 2008	United States	Bermuda	Total
Income tax	$31	$-	$31
Net earnings attributable to American Safety Insurance Holdings, Ltd	$(6,920)	$7,230	$310
Assets	$597,725	$428,639	$1,026,364
Equity	$83,520	$136,608	$220,128

December 31, 2007	United States	Bermuda	Total
Income tax	$737	$-	$737
Net earnings attributable to American Safety Insurance Holdings, Ltd	$2,009	$26,183	$28,192
Assets	$550,485	$383,524	$934,009
Equity	$74,887	$157,500	$232,387

(11)	Commitments and Contingencies

At December 31, 2009 and 2008, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $2,000 for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration.  Investments in the amount of $2,000 have been pledged as collateral to the issuing bank.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations.  The term of the lease is eighty-six months, commencing on February 1, 2007 and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

2010	$1,542
2011	1,441
2012	1,473
2013	1,235
2014	290
Thereafter	-
Total	$5,981

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

(12)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)

Unpaid loss and loss adjustment expenses, January 1	$586,647	$504,779	$439,670
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	193,338	175,481	161,146

Net unpaid loss and loss adjustment expenses, January 1	393,309	329,298	278,524

Incurred related to:
Current year	102,163	104,752	88,973
Prior years	(4,517)	5,394	2,212

Total incurred	97,646	110,146	91,185

Paid related to:
Current year(1)	5,980	1,011	4,008
Prior years	64,611	45,124	36,403

Total paid	70,591	46,135	40,411

Net unpaid loss and loss adjustment expenses, December 31	420,364	393,309	329,298

Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	196,080	193,338	175,481

Unpaid loss and loss adjustment expenses, December 31	$616,444	$586,647	$504,779

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2009, 2008 and 2007 occurred in the following business lines:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
E & S Lines	$(12,610)	$5,202	$3,071
Alternative Risk Transfer	1,554	(1,913)	(115)
Assumed Re	5,679	-	-
Runoff	860	2,105	(744)
Total	$(4,517)	$5,394	$2,212

The $4.5 million net favorable adjustment to loss reserves was comprised of:  (1) E&S favorable development of $12.6 million primarily for accident years 2006 and prior within the construction general liability lines (2) $5.7 million dollars of unfavorable development within the Assumed Reinsurance segment primarily attributable to one 2007 D&O contract we no longer reinsure and (3) $1.6 million of adverse development in the ART division attributable to one discontinued program.  Additionally, during 2009, we recorded a $4.0 million adjustment to ceded loss ratios reducing the ultimate recovery expected which increased our net losses.

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

(13)	Stock Compensation

The Company’s incentive stock plan grants incentive stock options to employees.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  The Company’s options vest over a period of three to five years and expire ten years from the date of the grant.  The 2007 Incentive Stock Plan was approved by the shareholders at the 2007 annual shareholders’ meeting on July 24, 2007 at which time the 1998 Incentive Stock Plan was terminated.  While options remain outstanding under the 1998 Incentive Stock Plan no new options will be granted pursuant to such plan.  At December 31, 2009, 1,684,976 shares were available for future grants under the 2007 Incentive Stock Plan.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During 2009, the Company granted 114,939 shares of restricted stock at a weighted average grant price of $10.23.  The restricted shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively.  Stock based compensation expense related to the restricted shares was $675 for the year ended December 31, 2009, and $324 for the year ended December 31, 2008, and is reflected in net earnings under payroll and related expenses.  There was no expense incurred during 2007.

The Company applied the recognition and measurement principles of Share Based Payments, commencing in the first quarter of 2006.  Compensation expense related to stock options of $854, $779 and $518 is reflected in earnings for the twelve months ended December 31, 2009, 2008 and 2007, respectively.

A summary of options activity for the year ended December 31, 2009 is as follows:

Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	795,553	$11.25	4.80	$2,788
Granted	171,576	10.92
Exercised	47,950	9.36
Forfeited	78,855	15.58
Outstanding at December 31, 2009	$840,324	$10.89	4.83	$3,826

Exercisable at December 31, 2009	$514,300	$8.41	2.53	$3,171

The weighted average fair market value of options granted during 2009, 2008 and 2007 was $ 10.92, $10.07 and $10.81 respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $244, $382 and $2,030, respectively.

A summary of the status of the Company’s non-vested share activity for the year ended December 31, 2009 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2009	229,470	$10.05
Granted	171,576
Vested	(2,167)
Forfeited	(72,855)

Non-vested at December 31, 2009	326,024	$14.79

The fair value of each option granted during 2009, 2008 and 2007 was estimated on the grant date using the Black-Scholes option pricing approach with the following assumptions:

	2009	2008	2007

Expected volatility	42.96%	36.36%	37.37%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	10.00	10.00	10.00
Risk-free rate	4.50%	4.50%	4.50%

At December 31, 2009, there was $1,320 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.5 years.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $20, $984 and $339, respectively.

(14)	Subsequent Events

The Company has evaluated events taking place up until the date of filing of this Form 10K to determine if any subsequent events have taken place subsequent to the date of the financial statement requiring disclosure.  On February 12, 2010, the Company terminated swap agreements on the Trust Preferred debt that were in place as of December 31, 2009.  These interest rate swaps qualified for derivative hedge accounting.  These swap arrangements carried a net of tax unrealized gain in comprehensive income of $1,806 as of December 31, 2009.  The Company received a cash payment of $2,055 pursuant to the termination agreement for all three swaps.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2009 and 2008
(dollars in thousands except per share amounts):

2009	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$53,378	$50,850	$48,582	$51,923
Income before taxes	5,754	7,685	5,400	6,027
Net earnings	5,545	6,919	4,954	6.907
Comprehensive income	2,414	24,755	22,055	3,135

Net earnings per share:
Basic	$0.54	$0.67	$0.48	$0.67
Diluted	$0.53	$0.66	$0.47	$0.65

Common stock price ranges:
High	$14.35	$14.54	$17.44	$17.21
Low	$8.44	$9.75	$12.38	$13.41

2008	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$46,622	$56,556	$40,498	$48,646
Income (loss) before taxes	6,159	6,898	(4,428)	(8,597)
Net earnings (loss)	6,021	6,803	(4,607)	(8,205)
Comprehensive income (loss)	5,857	(2,971)	(16,379)	5,720

Net earnings per share:
Basic	$0.56	$0.64	$(0.42)	$(0.80)
Diluted	$0.55	$0.63	$(0.42)	$(0.80)

Common stock price ranges:
High	$21.06	$18.54	$16.97	$15.17
Low	$16.00	$14.38	$12.58	$6.10

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2009	2008
Assets Investment in subsidiaries	$260,692	$205,765
Other investments: Fixed maturity securities available-for-sale at fair value	6,216	6,422
Common stock at fair value		6,424
Short term investments	136	3,134
Secured note receivable from affiliate	2,500	2,500
Total other investments	8,852	18,480
Cash and cash equivalents	116	27
Accrued investment income	83	125
Other assets	2,290	111
Total assets	$272,033	$224,508

Liability and shareholders’ equity
Accounts payable and accrued expenses	$96	$7,378
Total liabilities	96	7,378

Preferred stock	100	100
Common stock	103	103
Additional paid in capital	102,489	100,645
Accumulated other comprehensive earnings, net	25,956	(3,209)
Retained earnings	143,289	119,491
Total shareholders’ equity	271,837	217,030
Total liabilities and shareholders’ equity	$272,033	$224,508

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED STATEMENTS OF OPERATIONS
 (dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Investment income	$343	$853	$1,769
Realized (losses) gains on sales of investments	(1,135)	(823)	124
Total Revenues	(792)	30	1,893

Expenses:
Operating expenses	2,728	2,866	2,572
Total Expenses	2,728	2,866	2,572
Net loss before equity in net earnings of subsidiaries	(3,520)	(2,836)	(679)
Equity in net earnings of subsidiaries	27,845	3,146	28,871
Net earnings	$24,325	$310	$28,192

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – STATEMENTS OF CASH FLOW
(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$(3,520)	$(2,836)	$(679)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities: Change in operating assets and liabilities:
Accrued investment income	42	143	12
Due from/to affiliate	(6,374)	7,143	-
Accounts payable and accrued expenses	(7,282)	(52)	128
Other, net	(1)	2,029	(983)
Net cash provided by (used in) operating activities	(17,135)	6,427	(1,522)

Cash flow from investing activities:
Decrease (increase) in investments	6,630	16,797	4,046
Investment in subsidiary	5,752	(14,873)	(2,350)
Decrease (increase) in short term investments	2,998	(1,227)	(1,177)
Net cash provided by (used in) investing activities	15,380	697	519

Cash flow from financing activities:
Proceeds from secondary offering of common stock	-	-	-
Proceeds from exercised stock options	1,844	460	1,450
Stock repurchase payments	-	(7,565)	(512)
Net cash (used in) provided by financing activities	1,844	(7,105)	938

Net increase (decrease) in cash	89	19	(65)
Cash and cash equivalents, beginning of year	27	8	73
Cash and cash equivalents, end of year	$116	$27	$8

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Net earnings	$24,702	$1,463	$26,947

Other comprehensive (loss) income:

Unrealized gains (losses) on securities available-for sale	31,394	(22,283)	4,874

Unrealized losses on hedging transactions	2,736	(94)	(292)
Reclassification adjustment for realized losses (gains) included in net earnings.	(163)	14,348	302

Total other comprehensive (loss) income before income taxes.	33,967	(8,029)	4,884

Income tax expense related to items of other comprehensive income	5,133	96	499

Other comprehensive income (loss) net of income taxes	28,834	(8,125)	4,385

Total comprehensive income (loss)	$53,536	$(6,662)	$31,332

Less: Comprehensive income (loss) attributable to the non-controlling interest	577	1,111	(1,193)

Total comprehensive income (loss)	$52,959	$(7,773)	$32,525

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
SCHEDULE III – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G		Column H	Column I	Column J
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Claims and Claim Adjustment Expenses	Net Unearned Premium	Net Earned Premium	Net Investment Income (1)	Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)	Net Premiums Written
						Current Year	Prior Year
2009
E&S	$9,928	$291,741	$46,217	$91,970	$-	$56,858	$(12,610)	$20,739	$-	$89,517
ART	3,795	63,175	21,076	40,612	-	22,939	1,554	8,332	-	39,036
Assumed Re	2,505	53,183	15,113	36,026	-	22,604	5,679	8,132	-	36,247
Runoff	-	12,265	167	(91)	-	(238)	860	-	-	(91)
Total	$16,228	$420,364	$82,573	$168,517	$30,554	$102,163	$(4,517)	$37,203	$41,266	$164,709

2008
E&S	$10,058	$287,207	$48,598	$92,976	$-	$54,531	$5,202	$21,476	$-	$89,946
ART	4,994	51,163	22,283	38,695	-	21,485	(1,913)	10,393	-	43,849
Assumed Re	3,119	40,913	15,260	42,544	-	28,765	-	11,615	-	45,913
Runoff	-	14,026	-	256	-	(29)	2,105	-	-	256
Total	$18,171	$393,309	$86,141	$174,471	$29,591	$104,752	$5,394	$43,484	$39,946	$179,964

2007
E&S	$10,807	$265,839	$51,486	$111,704	$-	$67,095	$3,071	$23,977	$-	$94,499
ART	2,907	41,719	17,132	27,737	-	15,816	(115)	2,468	-	34,260
Assumed Re	3,117	6,453	11,890	9,352	-	6,463	-	2,427	-	21,242
Runoff	-	15,287	-	-	-	(401)	(744)	-	-	-
Total	$16,831	$329,298	$80,508	$148,793	$30,269	$88,973	$2,212	$28,872	$32,894	$150,001

(1)  The Company does not allocate net investment income or other operating expenses to the various business segments.
See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV – REINSURANCE

Years Ended December 31,

(dollars in thousands)

Property-Liability Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

United States
December 31, 2009	$214,784	$82,293	$-	$132,491	-
December 31, 2008	$201,735	$69,808	$-	$131,927	-
December 31, 2007	$212,757	$73,316	$-	$139,441	-

Bermuda
December 31, 2009	$1,927	$1,023	$35,122	$36,026	103.0%
December 31, 2008	$-	$5,545	$48,089	$42,544	113.0%
December 31, 2007	$-	$-	$9,352	$9,352	100.0%

Combined Total
December 31, 2009	$216,711	$83,316	$35,122	$168,517	20.8%
December 31, 2008	$201,735	$75,353	$48,089	$174,471	27.6%
December 31, 2007	$212,757	$73,316	$9,352	148,793	6.3%

See accompanying independent auditors’ report.