Form 10-K/A
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2010-04-29
CIK 783603

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

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.       Yes   ___No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes____No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [  ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ___                                                      Accelerated Filer   X
Non-accelerated Filer ____                                                      Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___   No _X_

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2009 was $127,275,045.

The number of shares of registrant’s common stock outstanding on March 31, 2010 was 10,352,631.

Documents Incorporated by Reference
None.

[The Remainder of this Page Intentionally Left Blank]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment’) to the Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant” or the “Company’) for the year ended December 31, 2009 filed on March 16, 2010 (the “Original Filing”) is being filed for the purpose of including the information required by Part III of Form 10-K.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

DIRECTORS

Class I Directors

David V. Brueggen, age 63, has served as a director of the Company since 1986 and as Chairman of the Board of Directors since 2004.  Prior to his retirement in December 2008, Mr. Brueggen was senior vice president of finance of Anson Industries, Inc. in Melrose Park, Illinois, which is engaged in drywall, acoustical and foam insulation contracting.  Mr. Brueggen was employed by Anson Industries, Inc. since 1982.  Previously, he was an audit manager with an international public accounting firm for 10 years.  Mr. Brueggen is a certified public accountant.

Stephen R. Crim, age 46, has been a director of the Company since 2002.  Mr. Crim became President and Chief Executive Officer of the Company in 2003 and became President of the Company’s insurance and reinsurance operations in 2002.  Prior to becoming President and Chief Executive Officer, Mr. Crim was responsible for all of the Company’s underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety Co. and The Hartford Insurance Co. between 1986 and 1990.

Lawrence I. Geneen, age 66, has served as a director of the Company since 2003.  He is president and owner of an insurance risk management and strategic consulting firm in Scarsdale, New York.  From 1999 to 2001, he was executive vice president and chief operating officer of the American Management Association in New York, New York, which is engaged in management training and publishing. From 1997 to 1999, Mr. Geneen was a managing director of Marsh & McLennan, Inc. in New York, where he was responsible for global sales and client management leadership in its insurance brokerage business.  From 1992 to 1997 he was a managing principal and shareholder of Johnson and Higgins, and from 1974 to 1992 he was employed in a number of executive sales positions and management positions in its insurance brokerage business. Mr. Geneen also currently serves on the board of Hartville Industries, a privately held pet insurance company.

Class II Directors

Cody W. Birdwell, age 57, has served as a director of the Company since 1986.  Mr. Birdwell has been president of Houston Sunbelt Communities, L.C. in Houston, Texas, since 1993, which is engaged in subdivision and mobile home community development and sales.

Steven L. Groot, age 60, has served as a director of the Company since 2006.  Prior to his retirement, Mr. Groot served in various positions at Allstate Insurance Company in Northbrook, Illinois from 1970 to 2002, most recently as President of Direct Distribution and e-Commerce and as a member of Allstate’s board of directors.

Marilyn V. Hirsch, age 41, has served as a director of the Company since July 2009.  Ms. Hirsch is a Managing Director at 787 Capital, LLC, a principal investment and advisory firm located in New York, New York.  From 2007 to 2009 she served as Vice President of Delek Capital, Ltd, a wholly owned subsidiary of the Delek Group, Ltd, an international conglomerate headquartered in Israel.  She was responsible for worldwide business development in the field of financial services and insurance.  From 1995 to 2006, Ms. Hirsch worked in various positions at Donaldson, Lufking & Jenrette and Credit Suisse in both fixed income and investment banking, most recently as a Managing Director in the Credit Suisse’s Financial Institutions Group covering insurance companies in the U.S. and Bermuda. Ms. Hirsch has previously served on the board of the Republic Group, a private company owned by the Delek Group (a TASE listed company) and on the board of Gallery IPT, a privately held Israeli company.

Class III Directors

Harris R. Chorney, age 58, has been a director of the Company since January 2009. Mr. Chorney is the founding principal of Holder & Wilcox, LLC, a retained executive search firm focusing on the human capital needs of the insurance industry that was founded in 2001.  From 2000 to 2001, Mr. Chorney served as a managing director at KPMG Consulting and from 1983 to 2000 was Assurance Partner at KPMG LLP, serving as partner in charge of KPMG’s U.S. insurance practice.  Mr. Chorney was also a member of KPMG’s International Insurance and U.S. Financial Services Leadership Committees from 1993 to 2000.

Thomas W. Mueller, age 55, has served as a director of the Company since 1986.  Mr. Mueller has been vice president of Cardinal Industrial Insulation Co., Inc. in Louisville, Kentucky, since 1975, which is engaged in industrial insulation and asbestos and sound abatement.

Jerome D. Weaver, age 56, has served as a director of the Company since 2001.  Mr. Weaver has been chief executive officer of Specialty Systems, Inc. in Indianapolis, Indiana since 1996, which is engaged in general construction and asbestos abatement.  He has been employed by Specialty Systems, Inc. since 1989.

EXECUTIVE OFFICERS

The following summarizes the business experience over the last five years of the Company’s executive officers, other than Mr. Crim, whose business experience is described above under ‘DIRECTORS.’

Guy Cloutier, age 58, has served as Senior Vice President & Chief Actuary of the Company’s Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd., since 2007.  Prior to joining American Safety Reinsurance, Ltd., Mr. Cloutier was the President and sole owner of Ordinance Holdings, Ltd., a Bermuda-based company engaged in actuarial consulting and reinsurance brokerage, formed in 2003.

Mark Haushill, age 48, has served as Chief Financial Officer and Treasurer since September 2009.  Prior to joining ASI, he served as Senior Vice President and Chief Financial Officer at Argo Group International from December 200 to September 2009. Prior to Argo Group, Mr. Haushill served in the management of the Treasury Operations both at USAA and Titan Holdings, Inc. and in the audit practice at KPMG. Mr. Haushill has over 23 years of experience in property and casualty insurance. Mr. Haushill holds a certified public accountant certificate.

Randolph L. Hutto, age 61, has served as General Counsel and Secretary of the Company since September 2006.  Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed health care claims processing and information management company, from April 2004 to January 2006, and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

Joseph D. Scollo, Jr., age 46, has served as Executive Vice President and Chief Operating Officer of the Company since January 2006.  Mr. Scollo served as Executive Vice President of the Company since January 2003 and as Senior Vice President - Operations from 1998 until January 2003. Previously, Mr. Scollo served as Senior Vice President - Operations of United Coastal Insurance Company in New Britain, Connecticut from 1989 until 1998.  Mr. Scollo has over 23 years of experience in the insurance industry.  Mr. Scollo holds a certified public accountant certificate.

Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own 10% or more of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  SEC regulations require that such directors, officers and 10% or more shareholders furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all directors, officers or 10% shareholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2009.

CORPORATE GOVERNANCE

Audit  Committee of the Board of Directors

The Board of Directors has established an audit committee composed of independent directors and which reviews the scope of the Company’s audit, pre-approves the services and fees of its independent accounting firm, recommends to the shareholders the engagement of the independent registered public accounting firm, and reviews such firm’s reports.  The audit committee operates pursuant to a written charter, a copy of which is available on our website, www.amsafety.com in the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the audit committee are Messrs. Brueggen, Chorney (chairman) and Weaver.  The Board of Directors has determined that each member of the audit committee is financially literate.  The Board of Directors has also determined that each of Mr. Brueggen and Mr. Chorney is qualified as an “audit committee financial expert” within the meaning of the SEC regulations, and therefore, meets the requirement under the New York Stock Exchange listing standards that at least one member of the audit committee have accounting or related financial management expertise.  The Company’s independent registered public accounting firm reports directly to the audit committee, which controls their engagement.  The audit committee pre-approves the provision of all audit and non-audit related services by the Company’s independent registered public accounting firm and meets with management and the accounting firm at each audit committee meeting in separate executive sessions, if deemed necessary, to review the Company’s financial statements and significant findings based on the auditor’s review processes.  The audit committee has also established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters.  The audit committee held five meetings during 2009. The audit committee is responsible for reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof, reviewing the annual independent audit of the Company's financial statements, reviewing the Company's systems of internal accounting and financial controls and reviewing and monitoring the internal audit process and internal audit results. However, the audit committee is not responsible for planning or conducting the audit or for determining whether the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Nor is the audit committee responsible for ensuring that the Company complies with all laws and regulations and its Code of Business Conduct and Ethics.

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

Diversity
    The Board firmly believes that it is necessary in order for the Board to function appropriately for each of its members to possess a number of qualities and skills.  The Nominating and Corporate Governance Committee of the Board (the “Nominating Committee”) seeks candidates for the Board who have a broad diversity of experience, profession, skill, education and background.  The Board believes that the backgrounds and experiences of the members of the Board, considered as a group, should provide a significant composite mix of experience, particularly management experience, knowledge, industry expertise and abilities in order for the Board to best fill its responsibilities.  The Nominating Committee also considers the evolving needs of the Board for particular expertise and searches for candidates to fill any current or anticipated future particular expertise or experience needs of the Board.  In addition, the Nominating Committee considers areas of judgment, background, stature, potential conflicts of interest, integrity, ethics, and commitment to maximizing shareholder value, as well as focusing on areas of diversity such as gender, race, national origin, education and differences in viewpoints and skills.  The Nominating Committee does not have a formal policy with respect to diversity but believes strongly that the Board members must represent diverse points of view. Potential nominees are not discriminated against on the basis of race, gender, national origin, sexual orientation, disability or any other basis proscribed by law.  In the context of nomination of members of the Board for re-election, the individual’s performance as a Board member and contributions to the Board are also considered.

Director Qualifications
    The Board of Directors is responsible for oversight of the Company’s business, subject to the Board’s fiduciary duties to the Company’s stockholders.  Discharging this responsibility requires that the Board consist of skilled individuals with varied backgrounds, qualities and experience.  The Board believes that there are both basic qualifications for service on the Board that apply to all Directors and special qualifications that need to be represented on the Board but need not be possessed by each of the members.  The Board and the Nominating Committee consider the qualifications of members of the Board and nominees for Board positions individually and in light of the composition of the Board and perceived needs of the Company.

In assessing Board members and candidates for the Board, the Nominating Committee considers, among other attributes, the person’s judgment, integrity, experience, background, industry knowledge and ability and commitment to devote the time necessary in order to fulfill his or her Board responsibilities.  As noted above in Diversity, the Nominating Committee does not have a specific diversity policy but believes that a variety of points of view is beneficial to the proper functioning of the Board and the satisfaction of its responsibilities.  Because the Company is a specialized excess and surplus insurance carrier and reinsurer, the Board believes that it is particularly important that specific industry experience in the insurance, construction and environmental industries be represented on the Board.  In addition, both general and industry specific finance and accounting expertise is critical.   Finally, the Board feels that industry specific capital markets experience is an important component in the composition of the Board.

Below is a chart that summarizes the specific qualifications of each non-employee member of the Board of Directors, including the nominees for election at the 2010 Annual Meeting of Stockholders.  An “X” in the chart indicates that person’s specific qualification or expertise upon which his or her Board service is based.  The fact that a particular qualification is not marked does not mean that the person does not have that particular qualification or skill, just that the particular qualification or skill is not the area for which the Board relies on that person.

	Cody W. Birdwell	David V. Brueggen	Harris R. Chorney*	Lawrence I. Geneen	Steven L. Groot	Marilyn V. Hirsch*	Thomas W. Mueller*	Jerome D. Weaver
High level of industry specific accounting and finance expertise		X	X		X	X		X
Audit Committee financial expert		X	X
Extensive knowledge of the insurance industry				X	X	X
Extensive construction and environmental industry knowledge and experience	X	X					X	X
Broad general business experience	X	X		X			X	X
* Candidate for reelection at 2010 Annual Meeting of Stockholders

Board Leadership Structure

The Company has separated the roles of Chief Executive Officer and Chairman of the Board in recognition of the distinct differences between the two functions.  The Chief Executive Officer is responsible for setting the strategic direction of the Company, acting as the face of the Company to the investment community, and for the day to day leadership and performance of the Company.  In contrast, the Chairman of the Board provides guidance to the Chief Executive Officer, sets the agenda for Board meetings and presides over meetings of the Board and the shareholders.  Mr. Brueggen, the Chairman of the Board, is not an employee of the Company and is ‘independent” so the Board has not appointed a “lead” or “presiding” director.

Board’s Role in Risk Oversight

The Board takes an active role, both as a whole and at the committee level, in overseeing management of the Company’s risks.  The Board or appropriate committee of the Board receives regular reports from members of senior management on areas of material risk to the Company, including, without limitation, operational, financial, legal and regulatory, strategic, credit, liquidity, investment and reputational risks.  The Compensation Committee is responsible for overseeing management of risks associated with the Company’s compensation plans and arrangements.  The Audit Committee is responsible for oversight of financial risk management while the Finance Committee oversees management of investment risks.  The Nominating and Corporate Governance Committee oversees management of risks related to director independence, conflicts of interest and corporate governance.  The Board as a whole is responsible for oversight of the Company’s enterprise risk management program and, while Committees are primarily responsible for overseeing the management of certain risks, the entire Board is regularly informed about such risk oversight through Committee reports.

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis

Compensation Committee. As described above, in Corporate Governance – Committees of the Board of Directors, the Company has a compensation committee (the “Committee”) that currently consists of Messrs. Geneen (Chairman), Groot and Mueller.  The Committee operates pursuant to a written charter reviewed annually by the Committee and that is available on our website, www.asih.bm.  The Board of Directors has determined that the members of the Committee are “non-employee directors” (within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended), “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code) and “independent directors” (within the standards set forth by the New York Stock Exchange).  In addition, no Committee member is a current or former employee of the Company or any of its subsidiaries.  Generally, the Committee is responsible for reviewing and recommending to the Board of Directors matters regarding executive compensation.  The Committee generally meets quarterly, and on an as-needed basis.

General Philosophy. We compensate our senior management through a combination of base salary, bonus and equity compensation that we design to be competitive with comparable employers and to align our management’s incentives with the long-term interests of our shareholders.  The purpose of our compensation program generally is to develop and implement a fair, consistent and competitive program, which will attract, motivate and retain highly qualified talent.  The Committee views the compensation program as a management tool that, through the setting of goals and objectives, encourages management to achieve or exceed the Company’s business objectives. In making compensation decisions, we establish target overall cash compensation and then allocate that compensation between base salary and bonus.  We then determine what level, if any, of equity compensation is appropriate.  At the senior management level, we design incentive compensation as an aid to retention of key employees and to reward company-wide performance by tying awards to the achievement of goals and objectives which relate to (i) our performance in such areas as growth and return on equity, (ii) individual performance and (iii) business unit performance, as discussed below under Annual Cash Bonuses and Equity Compensation.  The compensation for each of our named executive officers (“NEOs”) consists of a base salary, an annual bonus, stock options, restricted stock awards and other benefits and perquisites.

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

Targeted Overall Compensation for 2009. The goal of our comprehensive compensation program is to fairly compensate our executives in a manner to be competitive with comparable employers and to align our executives’ incentives with the short term operational and financial success of the Company and the long-term interests of our stockholders.  Our compensation programs are designed to support management’s goal of hiring, retaining and rewarding qualified executives who embrace the Company’s mission of providing innovative insurance solutions for specialty risks in underserved markets and who are committed to providing continuing value to our stockholders. All of our compensation programs are strategy-focused, competitive and, where appropriate, may include supplemental and perquisite programs.

Going forward, base compensation generally will be established at a level competitive with a defined peer group generally at least at the 50th percentile of peer data.  Total direct compensation will be targeted at the 75th percentile when targeted goals are achieved.  Generally the goal for direct compensation of senior executives will be 50% for base salary, 25% for annual cash bonus and 25% for long-term equity. Executives will be eligible for annual performance-based salary adjustments if they achieve pre-established performance goals and objectives.

Where appropriate, executives will be selected to participate in the Company’s supplemental or perquisite programs, depending upon comparable data, retention value of the executive and cost to the Company.

Our Chief Executive Officer, Chief Financial Officer and the three other executive officers of the Company who received a combined salary and bonus in excess of $100,000 during 2009 (our “NEOs”) are Stephen R. Crim, Joseph D. Scollo, Jr., Mark W. Haushill, Randolph Hutto and Guy Cloutier.

With respect to Stephen R. Crim, our President and Chief Executive Officer, we considered Mr. Crim’s responsibilities and his contributions to the Company’s operating results during his tenure in establishing his targeted overall compensation for 2009.  Management retained Lockton Companies, LLC to perform a survey of compensation levels at our peer companies, the results of which were taken into account in setting compensation levels.  The Committee did not perform a formal survey of those peer or similar company levels nor did the Committee retain a separate compensation consultant to advise us with respect to compensation levels for 2009. Rather we subjectively assessed the appropriate areas of compensation levels.  We followed a similar process when establishing targeted compensation for our other NEOs, Joseph D. Scollo, Jr., our Executive Vice President and Chief Operating Officer, Mark W. Haushill, our Chief Financial Officer, Randolph L. Hutto, our General Counsel and Secretary, and Guy Cloutier, Senior Vice President and head of our reinsurance subsidiary.  The Chief Executive Officer reviews the other NEO’s performance and makes compensation recommendations to the Committee, which are reviewed by the Committee in light of the overall compensation and Company performance.

Base Salaries.  The base salaries for our NEOs, Messrs. Crim, Scollo, Hutto and Tepe (Mr. Tepe resigned from the Company in March 2009) during the year ended December 31, 2009 include increases over previous period contractually established salaries based on Company performance and achievement of individual goals and objectives.  The base salary for Mr. Haushill was established by contract when he joined the Company in September 2009.  In the case of Mr. Cloutier, base salary was established by considering his performance and contribution to the Company and his business responsibilities.  These amounts reflect levels that we concluded were appropriate based on our general experience and considering compensation levels at our peer companies.  Our base salaries are intended to be competitive with base salaries paid by other similar insurance companies to executives with similar qualifications, experience and responsibilities, although we do not follow a formal practice in this regard.  The Committee periodically discusses salary recommendations with the Chief Executive Officer with regard to other Company executive officers.  These salary recommendations are generally based on an evaluation of the individual’s performance in the position held, the Company’s operating results, and the individual’s contribution to the Company’s operating results.

The compensation of our Chief Executive Officer, Stephen R. Crim, Executive Vice President and Chief Operating Officer, Joseph D. Scollo, Jr., Chief Financial Officer, Mark W. Haushill, General Counsel, Randolph L. Hutto, and former Chief Financial Officer, William C. Tepe, are governed primarily by employment agreements, the material terms of which are more specifically described below under Employment Agreements.  These employment agreements provide for a base salary of $408,233 for Mr. Crim, $345,000 for Mr. Scollo, and $308,850 for Mr. Hutto effective as of August 1, 2007, subject to annual review and adjustment.  Mr. Haushill’s employment agreement, effective as of September 8, 2009, provides for a base salary of $335,000.  Compensation, including base salary and bonus opportunity, for Mr. Cloutier was based on a determination by the Chief Executive Officer, discussed with and approved by the Committee. The base salaries for Messrs. Crim, Scollo, Haushill, Hutto and Cloutier in 2009 were $420,000, $385,163, $335,000, $325,653 and $383,333, respectively. The 2009 base salary for Mr. Tepe, who resigned from the Company March 31, 2009, was $324,450.

2009 Long-Term Incentive Plan.  In 2007, the Committee retained the Lockton Benefits Group to review the Company’s compensation programs.  Based on the results of this review, the Compensation Committee adopted the 2008 Long-Term Incentive Plan (the “LTIP”). Commencing with calendar year 2008, the Committee implemented this comprehensive, long-term incentive compensation program.  The LTIP is administered by our Human Resources Department, with input from the Chief Executive Officer and the Committee.

The LTIP is designed to compensate and retain those executives and key employees that contribute most to driving revenue and profitability.  This philosophy represents a modification from prior year plans, which were more focused on title than revenue and profitability.  Under the LTIP as in effect in 2009, there are 3 groups eligible for stock awards, stock options, or both, in addition to a cash bonus.  All NEOs are in Group 1 and are eligible to receive stock options, restricted stock grants and annual performance-based cash bonus awards.  Restricted stock awards are designed as an aid in retention of personnel and are not directly tied to performance.  Restricted stock vests 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award.  The stock options are designed to reward long term performance and vest on the third anniversary of the grant date.

The incentive payouts for 2009 generally applicable to NEOs are based on meeting established targets, expressed as a percentage of the NEO’s base salary, include 40% cash bonus, 25% (35% for the CEO and COO) stock options and 15% (20% for the CEO) restricted stock awards.  The targets are established each year.  The Committee reserves the right to modify the bonus payout terms of the LTIP for select individuals deemed to contribute most to the Company’s financial performance.  Any modifications to the bonus payouts as described above will be at the sole discretion of the Committee based upon recommendations made by the Chief Executive Officer and on the individual’s contributions to the Company’s financial performance.

The cash bonus portion of the LTIP is designed to reward short term performance, and is distributed based on a combination of achieving annual financial targets and established qualitative goals.  For 2009, our financial target was based 100% on profitability, as measured by return on equity. In addition to the financial target, a portion of the bonus is based upon achievement of other personal and qualitative goals established annually.  Our NEOs receive 80% of their cash bonus based on the corporate financial target and 20% of their cash bonus based on meeting certain personal and qualitative goals.

To reward NEOs for achieving optimal results, leverage ratios apply to performance bonus amounts for exceeding or missing financial targets.  The following leverage ratios apply to the cash bonus portion under the LTIP:

% ACHIEVED OF TARGET	LEVERAGE RATIO
120%	150%
110%	120%
100%	100%
90%	50%

The following table provides an overview of the total incentive compensation under the LTIP, consisting of cash bonus, stock options and restricted stock awards, which participants may receive depending on the level of achievement of established targets.  For example, if 100% of the target is reached, NEOs would receive a cash bonus of 40% of salary, stock options equal to 25% of salary, and a restricted stock award equal to 15% of salary, for total incentive compensation under the LTIP for that year of 80% of salary (with some difference in the compensation mix for the CEO and COO as discussed above):

TARGET BONUS	BONUS AT 110% OF TARGET	BONUS AT 120% OF TARGET	BONUS AT 90% OF TARGET
80%	93%	112.5%	47.5%

Note that the information in the table above represents the total incentive compensation, including cash, restricted stock and stock options, and is expressed as a % of the NEO’s base salary.

Annual Cash Bonuses.  For 2009, each NEO was eligible for an annual cash bonus under the LTIP.  Cash bonus awards to our NEOs under the LTIP are based on the achievement of goals and objectives established by the Committee which relate to (i) our performance in such areas as premium growth and return on equity and (ii) individual performance. As management responsibility increases, the bonus potential increases and goals and objectives are more heavily weighted toward overall Company performance.  The goals and objectives were established by the Committee in January 2009 and consisted primarily of targets for premium growth, profitability, return on equity, strategic planning and operational efficiency.  The Committee established goals and objectives for 2010 in January 2010.  These goals and objectives for 2010 are similar to those established for 2009, with components for return on equity, profitability, strategic planning, and realization of certain operational efficiencies.

For the year ended December 31, 2009, Messrs. Crim, Scollo, Hutto, and Cloutier received cash bonuses of $168,000.00, $155,195.25, $98,295.37 and $135,000.00, respectively. Mr. Haushill received a cash bonus of $55,275.00, which is a prorated amount based on his having joined the Company in September 2009.

Equity Compensation.  The Committee believes strongly that equity-based awards are an integral part of total compensation for employees with significant responsibility for our long-term results.  Incentive stock options and nonqualified stock options provide an effective means of delivering incentive compensation and also encourage stock ownership on the part of management.  As part of our compensation program, in 2009 each NEO was eligible for a stock option grant and a restricted stock award pursuant to the LTIP.

All options and restricted stock awards granted under the LTIP are issued under the Company’s 2007 Incentive Stock Plan (the “2007 Plan”) approved by our shareholders in June 2007.  The 2007 Plan is intended to further the interests of the Company and its shareholders by attracting, retaining and motivating officers, employees, consultants and advisors to participate in the long-term development of the Company through stock ownership and is the successor plan to the 1998 Incentive Stock Option Plan (the “1998 Plan”).  The 2007 Plan defines the incentive arrangements for eligible participants and authorizes the granting of incentive stock options, nonqualified options, restricted stock awards and other forms of equity compensation, which may be made subject to the discretion of the Committee and, for annual awards, are generally made in conjunction with the achievement of the goals and objectives detailed in the LTIP as discussed above.  The Committee is authorized to determine the terms and conditions of all option grants, subject to the limitations set forth in the 2007 Plan. In accordance with the terms of the 2007 Plan, the option price per share will not be less than the fair market value of the common shares on the date of grant, the term of any options granted may be no longer than ten years and there may or may not be a vesting period before any recipient may exercise any of those options. The rights of recipients receiving these stock options generally vest equally over three years, beginning with the first anniversary date of grant, although options granted pursuant to the LTIP generally cliff vest on the third anniversary of the grant date.  All options expire ten years from the date of grant, unless sooner exercised.  However, in some instances, particularly with initial option grants to new key employees, the options vest 100% on the fifth anniversary of the grant date. Generally, the vesting of options issued under either the 1998 Plan or the 2007 Plan is accelerated in the event of a change in control of the Company.

With the exception of significant promotions and new hires, we generally make these types of awards at a meeting of the Committee each year following the availability of the financial results for the prior year and prior to March 15.  The 2009 grant awards discussed below were determined at the Committee’s meeting on March 3, 2009, with a grant date of March 11, 2009.  This timing was selected because it enabled us to consider the Company’s prior year performance, the performance of the potential recipients and our expectations for future years.  The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental.  During the year ended December 31, 2009, 155,576 total options, valued at $1,555,141.60, were granted pursuant to the 2007 Plan (calculated by using fair market value on dates of grant).

Pursuant to their employment agreements, each of Messrs. Crim, Scollo, Haushill and Hutto is eligible to participate in all Company equity plans.  Under the LTIP, all NEOs are eligible to receive awards under the 2007 Plan.  In 2009, Mr. Crim, Mr. Scollo, Mr. Hutto and Mr. Cloutier were granted options valued at $240,595, $215,779, $130,794 and $153,444, respectively, under the 2007 Plan. These grants were made on March 11, 2009 at an exercise price of $9.10 per share and vest on March 11, 2012.  In 2009 pursuant to the LTIP,  Mr. Crim, Mr. Scollo, Mr. Hutto and Mr. Cloutier were granted Restricted Stock Awards valued at $84,000, 56,502, $47,948, and $56,247, respectively, under the 2007 Plan.  Each of these awards vests 25% on the first anniversary of the award, 25% on the second anniversary of the award and 50% on the third anniversary.

Severance Benefits.  We believe that companies should provide reasonable severance benefits to certain of their employees.  With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time.  They should also disentangle the Company from the former employee as soon as possible.  We do not have a general severance plan in place but severance benefits for certain of our NEOs are detailed in their respective employment agreements, as detailed in the section entitled “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plans The Company offers its employees a “safe harbor 401(k) plan” (the “401(k) Plan”).  All employees are eligible to participate in the 401(k) Plan.  Participants in the 401(k) Plan may elect to defer up to 92% of their compensation each year in lieu of receiving such amount in cash.  However, a participant’s total deferral each year is subject to dollar limitations that are set by law.  For 2009 the limit was $16,500.  This limit may be increased for cost of living changes.  In addition, participants over age 50 may elect to defer additional amounts, referred to as catch-up contributions, of up to $5,500 in 2009.  In order to maintain the safe harbor status of the 401(k) Plan, the Company contributes the total amount of each participant’s salary deferrals each Plan Year and makes a safe harbor matching contribution equal to 100% of the participant’s salary deferrals that do not exceed 3% of the participant’s compensation and 50% of the amount between 3% and 5% of the compensation.  A participant is always 100% vested in amounts attributable to his or her salary deferrals and in the contributions.

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

Perquisites and Other Benefits.  The Committee annually reviews the perquisites that senior management receives.  The primary perquisites for senior management are the payment of a monthly car allowance and the payment of annual insurance premiums.  Mr. Cloutier receives a housing allowance as is typical in the Bermuda market.  The Committee believes that these perquisites are modest and appropriate.

Senior management also participates in the Company’s other benefit plans on the same terms as other employees.  These plans include medical and dental insurance and life insurance.

The value of perquisites and other benefits received by our NEOs for 2009 are shown in the Summary Compensation Table under the heading of “All Other Compensation.”

Stock Ownership Guidelines.  The Company does not have established stock ownership guidelines for any of its officers.  The Company believes that its awards under the LTIP sufficiently align the interests of its officers with those of its shareholders.

Employment Agreements.  Stephen R. Crim was employed by the Company as its Chief Executive Officer pursuant to an employment agreement dated March 21, 2005, the term of which commenced on January 1, 2005.  Effective August 1, 2007, Mr. Crim executed a new employment agreement approved by the Committee (the “Crim Agreement”) and superseding the March 21, 2005 agreement.  The Crim Agreement provides for an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal at least 120 days prior to the expiration of the initial or then current renewal term. The Crim Agreement provides for a base salary for Mr. Crim in 2007 of $420,000, which may be increased pursuant to a merit increase at each annual performance evaluation. In addition, Mr. Crim is eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors, pursuant to the Company’s LTIP.  Mr. Crim is also eligible to participate in all Company stock option plans, including the 2007 Plan.  The Crim Agreement provides for a monthly automobile allowance of $1,000, up to $25,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Crim’s life and reimbursement of the premium cost of a supplemental long-term disability policy.  The Crim Agreement further provides that Mr. Crim will be entitled to the same perquisites and fringe benefits on a basis no less favorable than any other senior executive of the Company.

Joseph D. Scollo, Jr. was employed by the Company as its Executive Vice President and Chief Operating Officer pursuant to an employment agreement dated March 21, 2005, as subsequently amended on January 1, 2006 and January 1, 2007.  Effective August 1, 2007, Mr. Scollo entered into a new employment agreement approved by the Committee (the “Scollo Agreement”) superseding the March 21, 2005 agreement. With the exception of salary and perquisite levels, the Scollo Agreement is identical to the Crim Agreement.  It provides for a 2007 base salary for Mr. Scollo of $345,000, which may be increased pursuant to a merit increase at each annual performance evaluation. The Scollo Agreement provides for a monthly automobile allowance of $750, up to $20,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Scollo’s life and reimbursement of the premium cost of a supplemental long-term disability policy.

Mark W. Haushill was employed by the Company as its Chief Financial Officer pursuant to an employment agreement effective as of September 8, 2009.  With the exception of salary and perquisite levels, the Haushill Agreement is identical to the Crim Agreement.  The Haushill Agreement provides for a 2009 base salary of $335,000 per year, which may be increased pursuant to a merit increase at each annual performance evaluation. The Haushill Agreement provides for a monthly automobile allowance of $700, up to $15,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Haushill’s life and reimbursement of the premium cost of a supplemental long-term disability policy.

Randolph L. Hutto was employed by the Company as its Secretary and General Counsel in October 2006.  Effective August 1, 2007, Mr. Hutto entered into an employment agreement approved by the Committee (the “Hutto Agreement”).  With the exception of salary and perquisite levels, the Hutto Agreement is identical to the Crim Agreement.  The Hutto Agreement provides for a 2007 base salary of $308,850 per year, which may be increased pursuant to a merit increase at each annual performance evaluation.  The Hutto Agreement provides for the reimbursement of up to $6,500 of country club dues, up to $15,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Hutto’s life and reimbursement of the premium cost of a supplemental long-term disability policy.

William C. Tepe was employed by the Company as its Chief Financial Officer pursuant to an employment agreement dated November 14, 2005.  Effective August 1, 2007, Mr. Tepe entered into a new employment agreement approved by the Committee (the “Tepe Agreement”) superseding the November 14, 2005 agreement.  With the exception of salary and perquisite levels, the Tepe Agreement was identical to the Crim Agreement.  The Tepe Agreement provided for a 2007 base salary of $315,000 per year, which could be increased pursuant to a merit increase at each annual performance evaluation. The Tepe Agreement provided for a monthly automobile allowance of $700 and up to $15,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Tepe’s life. Mr. Tepe resigned from the Company effective March 31, 2009.

Under their respective employment agreements, each of Messrs. Crim, Scollo, Haushill and Hutto (the “Executives”) have agreed not to reveal, divulge, or disclose any confidential information and will not use or make use of any confidential information during the employment period plus the longer period of 12 months from termination or the end of each applicable severance period (the “Restricted Period”).  Additionally, the Executives have each further agreed not to transmit or disclose any trade secret or make use of any such trade secret for the benefit of himself or for any other person without the prior written consent of the Company at any time throughout the terms of the employment agreements and after termination of the employment agreements.  The Executives have also agreed not to solicit or induce any protected employees to terminate their employment relationship with the Company or to enter into employment with any other person during the Restricted Period.  Each of the Executives has each agreed not to solicit, divert, take away or attempt to solicit, divert or take away any of the Company’s protected customers with whom they may have had contact on the Company’s behalf during the twelve (12) months immediately preceding the termination without the Company’s prior written consent.  The Executives will not seek or obtain a competitive position in the restricted territory with a competitor during the Restricted Period without the prior written consent of the Company.

Each of the respective employment agreements also provides for certain termination provisions for Messrs. Crim, Scollo, Haushill and Hutto, which are further discussed in the section entitled “Potential Payments Upon Termination or Change In Control.”

Executive Compensation

The following table sets forth information regarding the annual compensation paid our NEOs for services rendered to the Company during the years ended December 31, 2007, 2008 and 2009:

SUMMARY COMPENSATION TABLE

Name and				Stock		Option	All Other
Principal		Salary	Bonus	Awards		Awards	Compensation		Total
Position	Year	($)	($)	($)		($) (1)	($)		($)
(a)	(b)	(c)	(d)	(e)		(f)	(i) (2)		(j)
Stephen R. Crim	2007	408,233	140,000	-		106,600	46,825		701,658
CEO/President	2008	420,000	-	46,987		320,898	47,674		835,559
	2009	420,000	168,000	84,002		240,595	58,830		971,427
Joseph D. Scollo, Jr.	2007	345,000	120,000	-		79,950	38,394		583,344
COO/Exec. VP	2008	368,766	-	28,945		256,422	40,197		694,330
	2009	385,163	155,195	56,502		215,779	49,526		862,165
Mark W. Haushill(3)	2007	-	-	-		-	-		-
CFO	2008	-	-	-		-	-		-
	2009	105,439	55,275	-		321,400	6,961		489,075
Randolph Hutto	2007	308,850	65,631	-		21,320	16,691		412,492
Secretary/General Counsel	2008	317,036	-	25,913		166,011	45,444		554,404
	2009	325,653	98,295	47,948		130,794	54,624		657,314
Guy Cloutier	2007	116,667	95,000	-		-	111,188		322,855
Senior VP	2008	358,333	-	19,578		25,100	291,206		694,217
	2009	383,333	135,000	56,247		153,444	260,013		988,037
William C. Tepe(4)	2007	315,000	105,000	-		79,950	17,400		517,350
CFO	2008	322,245	-	26,425		193,431	38,530		580,631
	2009	81,112	-	84,276	(5)	-	278,867	(6)	444,255

(1)  “Option Awards” dollar amount is calculated by using the fair market value of the option on the dates of grant as described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders as of December 31, 2007, 2008 and 2009 respectively.
(2)  “All Other Compensation” includes amounts paid for car allowances, the Company’s contribution to each individual’s 401(k) plan (in the case of Mr. Cloutier, his pension plan), amounts expended for annual insurance premiums and other perquisites, amounts for spouses’ air travel, taxes in connection with the Employee Stock Purchase Plan (in case of Mr. Cloutier, the employee portion of Bermuda employment taxes and social insurance paid by the Company) and, in the case of Mr. Cloutier, a housing allowance.  The specific components are shown in the table below:
(3) Mr. Haushill joined the Company on September 8, 2009.
(4) Mr. Tepe resigned from the Company effective March 31, 2009.
(5) As part of Mr. Tepe’s severance agreement the vesting schedule on his restricted awards was accelerated. The amount listed represents the value on March 31, 2009 (7,322 shares at $11.51 per share).
(6) As part of Mr. Tepe’s severance agreement he received $252,928.50 severance pay and $13,413.42 accrued vacation payout.

Named Executive Officer	Year	Car Allowance ($)	401(k) Contributions ($)	Payments for Annual Insurance Premiums ($)	Spousal Air Travel ($)	Taxes ($)	Housing Allowance ($)	Dues Reimbursement ($)
Stephen R. Crim	2007	12,000	9,000	25,000	825	-	-	-
	2008	12,000	9,200	25,000	1,080	-	-	-
	2009	12,000	9,800	25,000	1,173	10,857	-	-
Joseph D. Scollo, Jr.	2007	9,000	9,000	20,000	394	-
	2008	9,000	9,200	22,477	1,997	-	-	-
	2009	9,000	9,800	22,218	1,819	6,689	-	-
Mark W. Haushill	2007	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-
	2009	2,000	-	3,750	1,211	-	-	-
Randolph L. Hutto	2007	-	9,000	-	1,191	-	-	6,500
	2008	-	9,200	27,880	1,864	-	-	6,500
	2009	-	9,800	30,618	1,402	6,304	-	6,500
Guy Cloutier (1)	2007	-	-	-	-	-	-	-
	2008	-	-	-	-	-	180,000	-
	2009	-	38,333	23,474	-	18,026	180,000	-
William C. Tepe	2007	8,400	9,000	-	-	-	-	8,400
	2008	8,400	9,200	20,930	-	-	-	8,400
	2009	2,100	4,161	-	-	6,264	-	-

(1)  $38,333 paid by the Company into a pension fund on behalf of Mr. Cloutier.

Grants of Plan-Based Awards

The following table sets forth information with respect to the stock options granted to the NEOs during the years ended December 31, 2007, 2008 and 2009:

GRANTS OF PLAN BASED AWARDS
		Estimate Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All	All
								Other	Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
								Number	Number	Or	Value
								of	Of	Base	Stock
								Shares	Securities	Price of	and
								of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sr)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Stephen R. Crim	3/15/2007(1)	-	-	-	-	-	-	-	10,000	19.05	10.80
	3/4/2008(2)	-	-	-	-	-	-	4,680	31,962	17.95	10.04
	3/11/2009	84,000	168,000	252,000	8,813	17,626	26,439	9,231	-	9.10	5.56
Joseph D. Scollo, Jr.	3/15/2007(1)	-	-	-	-	-	-	-	7,500	19.05	10.80
	3/4/2008(2)	-	-	-	-	-	-	2,883	25,540	17.95	10.04
	3/11/2009	77,032	154,065	231,097	6,013	12,027	18,040	6,209	-	9.10	5.56
Mark W. Haushill(3)	3/15/2007(1)	-	-	-	-	-	-	-	-	-	-
	3/4/2008(2)	-	-	-	-	-	-	-	-	-	-
	9/8/2009				-	-	-	-	20,000	16.07	9.82
Randolph Hutto	3/15/2007(1)	-	-	-	-	-	-	-	2,000	19.05	10.80
	3/4/2008(2)	-	-	-	-	-	-	2,581	16,535	17.95	10.04
	3/11/2009	65,130	130,261	195,391	4,791	9,582	14,343	5,269	-	9.10	5.56
Guy Cloutier	9/17/2007	-	-	-	-	-	-	-	5,000	19.55	10.99
	3/4/2008(2)	-	-	-	-	-	-	1,950	2,500	17.95	10.04
	3/11/2009	76,666	153,333	230,000	5,621	11,241	16,862	6,181	-	9.10	5.56
William C. Tepe	3/15/2007(1)	-	-	-	-	-	-	-	7,500	19.55	10.80
	3/4/2008(2)	-	-	-	-	-	-	2,632	19,266	17.95	10.04
	3/11/2009	-	-	-	-	-	-	6,181	-	9.10	5.56

(1) Bonuses awarded for 2007 were discretionary and not based on an Incentive Plan.
(2) No bonuses were awarded for 2008.
(3) Options awarded on September 8, 2009.

Outstanding Equity Awards at Year End

The following table sets forth the outstanding option and stock awards held by the NEOs as of December 31, 2009:

	Option Awards							Stock Awards
					Equity
					Incentive
					Plan
					Awards:				Market
	Number		Number		Number			Number	Value of
	of		of		of			of Shares	Shares or
	Securities		Securities		Securities			or Units	Units of
	Underlying		Underlying		Underlying			of Stock	Stock
	Unexercised		Unexercised		Unexercised			That Have	That
	Options		Options		Unearned	Option	Option	Not	Have Not
	(#)		(#)		Options	Exercise	Expiration	Vested	Vested
Name	Exercisable		Unexercisable		(#)	Price	Date	(#)	($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h) (5)
Stephen R. Crim	23,000	(1)	-			6.00	6/23/10
CEO/President	20,000	(1)	-			8.85	1/18/12
	12,000	(1)	-			6.75	1/30/13
	95,000	(2)	-			8.57	6/19/13
	18,000	(1)	-			13.67	1/21/14
	10,000	(1)	-			16.40	3/15/16
	6,667	(1)	3,333	(1)		19.05	3/15/17
	3,334	(1)	6,666	(1)		17.95	3/15/18
	-		21,962	(3)		17.95	3/15/18	3,510	50,719
	-		26,439	(1)		9.10	3/11/19	9,231	133,388
Joseph D. Scollo, Jr.	7,000	(1)	-			6.00	6/23/10
COO/Exec. VP	12,000	(1)	-			8.85	1/18/12
	11,000	(1)	-			6.75	1/30/13
	50,000	(2)	-			8.57	6/19/13
	12,000	(1)	-			13.67	1/21/14
	7,500	(1)	-			16.40	3/15/16
	5,000	(1)	2,500	(1)		19.05	3/15/17
	2,500	(1)	5,000	(1)		17.95	3/15/18
	-		18,040	(3)		17.95	3/15/18	2,163	31,255
	-		23,172	(1)		9.10	3/11/19	6,209	89,720
Mark W. Haushill	-		20,000	(2)		16.07	9/8/19	-	-
CFO
Randolph Hutto	-		10,000	(2)		17.80	9/6/16
Sec./Gen. Counsel	1,333	(1)	667	(1)		19.05	3/15/17
	1,667	(1)	3,333	(1)		17.95	3/15/18
			11,535	(3)		17.95	3/15/18	1,936	27,975
			14,343	(1)		9.10	3/11/19	5,269	76,137
Guy Cloutier	-		5,000	(2)		19.55	9/17/17
Sr. Vice President	834	(1)	1,666	(1)		17.95	3/15/18	1,463	21,140
	-		16,862	(1)		9.10	3/11/19	6,181	89,315
William C. Tepe(4)	-		-		-	-	-	-	-

(1)  The options have a three-year vesting schedule, pursuant to which the shares underlying the options shall vest in one-third increments on each of the first three anniversaries from the date of grant.
(2) The options cliff vest on the fifth anniversary from the date of grant.
(3) The options cliff vest on the third anniversary from the date of grant.
(4) Mr. Tepe resigned from the Company effective March 31, 2009.
(5) Closing price on December 31, 2009 was $14.45.

Option Exercises and Stock Vested

The following table sets forth the options exercised and stock vested by the NEOs during the year ended December 31, 2009:

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Stephen R. Crim	35,000	$147,400	1,170	$10,857
CEO/President
Joseph D. Scollo, Jr.	10,000	$27,200	721	$6,690
COO/Exec. VP
Mark W. Haushill	-	-	-	-
CFO
Randolph L. Hutto	-	-	645	$5,985
General Counsel
Guy Cloutier	-	-	650	$6,032
Senior VP
William C. Tepe (1)	-	-	7,322	$84,276

(1) Mr. Tepe resigned from the Company on March 31, 2009. As part of his severance agreement, all unvested restricted stock awards were accelerated.

Pension Benefits

The Company does not have or provide any supplemental executive retirement plan or similar plan that provides for specified retirement payments or benefits with the exception of Mr. Cloutier.

The Company makes an annual contribution to Mr. Cloutier’s pension equal to 10% of his annual salary.

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

For purposes of this discussion, “Executive” refers to each of Messrs. Cloutier, Crim, Haushill, Hutto and Scollo and:

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

•
an amount equal to 36 times the monthly base salary to be paid in a lump sum within 30 days after the date of termination if the change in control qualifies as a change in ownership or effective control of the Company; otherwise, payment will be made in equal semi-monthly or other installments as are customary under the Company’s payroll practices.

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

The following tables set forth the estimated potential payments that would be made to each of the NEOs upon termination or change in control as described above, assuming termination of employment or the change in control took place on December 31, 2009:

Prior to or More Than 24 Months after a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason Expiration of Executive’s Employment Period ($)	Termination for Poor Performance ($)
Stephen R. Crim	Payment(1)	1,102,500	437,500
	Bonus(2)	168,000	-
	COBRA(3)	24,054	24,054
	Restricted Stock Awards(4) (5)	184,107	50,243
	Options(5) (6)	1,065,689	1,065,689
	Total	2,554,350	1,577,486
Joseph D. Scollo, Jr.	Payment(1)	1,011,052	401,211
	Bonus(2)	154,065	-
	COBRA(3)	22,061	22,061
	Restricted Stock Awards(4)	120,975	32,845
	Options(5) (6)	598,983	598,983
	Total	1,907,136	1,055,100
Mark W. Haushill	Payment(1)	897,375	348,958
	Bonus(2)	134,000	-
	COBRA(3)	22,061	22,061
	Restricted Stock Awards(4)	-	-
	Options(5)	-	-
	Total	1,053,436	371,019
Randolph L. Hutto	Payment(1)	854,840	339,222
	Bonus(2)	130,261	-
	COBRA(3)	15,694	15,694
	Restricted Stock Awards(4)	104,112	28,351
	Options(5)	51,264	51,264
	Total	1,156,171	431,531
Guy Cloutier(7)	Payment(8)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	110,456	29,377
	Options	60,139	60,139
	Total	170,595	89,516

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2009, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2009 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,336.34 (Crim), $1,225.65 (Scollo), $1,225.65 (Haushill), $871.93 (Hutto) per month as of December 31, 2009.
(4)  Restricted stock awards were granted on March 4, 2008 and March 11, 2009.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $14.45 on December 31, 2009.
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

After or in Connection with a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Cause or Disability; Termination by Employee for Good Cause ($)
Stephen R. Crim	Payment(1)	1,277,500
	Bonus(2)	168,000
	COBRA(3)	24,054
	Restricted Stock Awards(4)	184,107
	Options(5)	1,112,839
	Total	2,766,500
Joseph D. Scollo, Jr.	Payment(1)	1,171,537
	Bonus(2)	154,065
	COBRA(3)	22,061
	Restricted Stock Awards(4)	120,975
	Options(5)	641,269
	Total	2,109,907
Mark W. Haushill	Payment(1)	1,018,958
	Bonus(2)	134,000
	COBRA(3)	22,061
	Restricted Stock Awards(4)	-
	Options(5)	-
	Total	1,175,019
Randolph L. Hutto	Payment(1)	990,529
	Bonus(2)	130,261
	COBRA(3)	15,694
	Restricted Stock Awards(4)	104,112
	Options(5)	76,896
	Total	1,317,492
Guy Cloutier(6)	Payment(7)	-
	Bonus	-
	COBRA	-
	Restricted Stock Awards(4)	110,456
	Options	90,212
	Total	200,668

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2009, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2009 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,336.34 (Crim), $1,225.65 (Scollo), $1,225.65 (Haushill), $871.93 (Hutto) per month as of December 31, 2009.
(4)  Restricted stock awards were granted on March 4, 2008 and March 11, 2009.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $14.45 on December 31, 2009.
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

Due to Disability, Cause or Voluntary Termination without Good Reason
Named Executive Officer	Type of Payment	Termination due to Death, Disability or Retirement ($)	Termination for Cause or Voluntary Termination without Good Reason ($)
Stephen R. Crim	Payment(1)	17,500	17,500
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	971,390	-
	Total	988,980	17,500
Joseph D. Scollo, Jr.	Payment(1)	16,048	16,048
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	514,410	-
	Total	530,458	16,048
Mark W. Haushill	Payment(1)	13,958	13,958
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	-	-
	Total	13,958	13,958
Randolph L. Hutto	Payment(1)	13,568	13,568
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	-	-
	Total	13,568	13,568
Guy Cloutier(6)	Payment(7)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	-	-
	Total	-	-

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2009, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2009 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,336.34 (Crim), $1,225.65 (Scollo), $1,225.65 (Haushill), $871.93 (Hutto) per month as of December 31, 2009.
(4)  Restricted stock awards were granted on March 4, 2008 and March 11, 2009.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $14.45 on December 31, 2009.
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

Compensation Risks

The Compensation Committee has reviewed the elements of compensation of all employees, including executive compensation, to determine whether the Company’s compensation policies, practices and procedures are reasonably likely to have a material adverse effect on the Company.  After analysis, the Compensation Committee does not believe that the mix and design of the elements of compensation encourage the assumption of excessive or inappropriate risk or that our compensation structure is reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

The compensation committee, consisting of Messrs. Geneen, Groot and Lackner, is made up of non-employee directors who have never served as executive officers of the Company.  During 2009, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Lawrence I. Geneen, Chairman
Steven L. Groot
Thomas W. Mueller

Director Compensation

	Fees
	Earned
	or
	Paid In	Stock	All Other
	Cash	Awards	Compensation	Total
Name	($) (1)	($) (2)	($)	($)
Cody W. Birdwell	36,250	40,000	-	76,250

David V. Brueggen	55,000	40,000	489	95,489

Harris Chorney (3)	35,000	60,000	-	95,000

Stephen R. Crim (4)	-	-	-	-

Lawrence I. Geneen	32,500	40,000	-	72,500

Steven L. Groot	20,894	40,000	0	60,894

Marilyn V. Hirsch	12,500	40,000	699	53,199

Thomas W. Mueller	25,000	40,000	3,120	68,120

Jerome D. Weaver	30,000	40,000	0	70,000

(1)  These amounts represent all fees earned for service as a director during 2009.  The non-employee directors received the following compensation for their services as a director.  The directors’ compensation is subject to change from time to time.
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

(2)  “Stock Awards” dollar amount is calculated by using fair market value of the awards on July 27, 2009.  The aggregate number of common shares issued was 23,715.
(3) Includes $20,000 payment which represents the prorated amount due for 2008 service.
(4)  Mr. Crim is the Chief Executive Officer of the Company and receives no additional compensation as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common shares of the Company owned as of March 31, 2010 (i) by each of the Company’s directors, (ii) by each of the Company’s NEOs identified in the Summary Compensation Table above, (iii) by each person who beneficially owns more than 5% of the common shares and (iv) by all directors and executive officers of the Company as a group.  Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 31, 2010.

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Cody W. Birdwell (1)	214,740	-	214,740	2.07%
David V. Brueggen (2)	7,793	-	7,793	0.08%
Harris K. Chorney (3)	5,185	-	5,185	0.05%
Stephen R. Crim (4)	178,929	170,000	349,929	3.37%
Lawrence I. Geneen	16,171	-	16,171	0.16%
Steven L. Groot (5)	41,327	-	41,327	0.40%
Marilyn V. Hirsch(6)	2,790	-	2,790	0.03%
Thomas W. Mueller (7)	338,775	-	338,775	3.27%
Jerome D. Weaver	15,798	-	15,798	0.15%
Guy Cloutier	52,229	1,667	53,896	0.52%
Mark W. Haushill	-	-	-	0.00%
Randolph L. Hutto	15,965	6,845	22,810	0.22%
Joseph D. Scollo, Jr.	64,168	113,014	177,182	1.71%
William C. Tepe(8)	14,200	-	14,200	0.14%
All directors and executive officers as a group (14 persons)	968,070	291.526	1,259.596	12.17%

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Royce & Associates (9)	981,400	-	981,400	9.48%
Argo Group International Holdings, Ltd. (10)	967,850	-	967,850	9.35%
Kennedy Capital Management (11)	528,050	-	528,050	5.10%

      *Less than 1%
(1)	Includes 98,250 common shares of record held by The Cody Birdwell Family Limited Partnership, over which Mr. Birdwell has sole voting power with respect to the common shares.
(2)	Includes 2,003 common shares owned by his wife and 1,000 shares owned jointly with his wife.
(3)	Mr. Chorney was elected to the Board on January 21, 2009
(4)	Includes 65,195 common shares owned by his spouse and 144 Common Shares held of record as custodian for a child.
(5)	Includes 40,727 common shares held by K Groot & S Groot TTEE, Steven L. Groot Living Trust, U/A DTD 03/20/1997
(6)	Ms. Hirsch was elected to the Board on July 27, 2009.
(7)
Includes 162,745 common shares held of record by The Mark C. Mueller Trust for which Mr. Thomas W. Mueller is the sole trustee. Mark C. Mueller is a brother of Thomas W. Mueller. Includes 160,000 common shares held of record by The Thomas W. Mueller Trust for which Mark C. Mueller is the sole trustee.

(8)	Mr. Tepe resigned from the Company effective March 31, 2009.
(9)	Its address is 1414 Avenue of the Americas, New York, NY 10019 according to Schedule 13(G/A) as filed with the SEC.
(10)	Its address is 110 Pitts Bay Road, Pembroke, Bermuda according to a Schedule 13(G/A) as filed with the SEC.
(11)	Its address is 10829 Olive Blvd., St. Louis, MO 63141 according to a Schedule 13(G) as filed with the SEC.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	840,324	$10.89	1,684,976
Equity compensation plans not approved by security holders (2)	23,715	N/A	226,285
Total	864,039		1,911,261

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

Item 14.                      Principal Accounting Fees and Services.

The following represents the fees billed to the Company for the two most recent fiscal years by BDO Seidman LLP, the Company’s independent registered public accountant for 2007 and 2008:

	2008	2007
	(in thousands)	(in thousands)
Audit Fees (1)	$493	$486
Audit-Related Fees	16	5	(2)
Tax Fees	--	--
All Other Fees	--	--
Total	$509	$491

(1) Includes fees for professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements, statutory audits and in 2007 and 2008, an audit of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act.
(2)The audit related fees for 2008 and 2007 were related to BDO’s review of responses to SEC comment letters with respect to the Company’s registration statement of form S-8.

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

4)         The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over the financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

I, Mark Haushill, certify that:

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

4)         The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

Date: April 30, 2010	/s/ Mark Haushill Mark Haushill
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2010.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim
President