Form 10-Q
period 2010-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2010-05-10
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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
____  Yes                      _X_  No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 5, 2010 was 10,349,953.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Investments available-for-sale:
Fixed maturity securities, at fair value (including $5,728 and $5,384 from VIE)	$696,200	$672,278
Common stock, at fair value	7,588	7,519
Preferred stock, at fair value	3,456	3,371
Short-term investments, at fair value (including $1,193 and $1,161 from VIE)	51,072	67,257
Total investments	758,316	750,425

Cash and cash equivalents (including $119 and $54 from VIE)	36,460	34,756
Accrued investment income (including $50 and $50 from VIE)	6,494	6,305
Premiums receivable (including $2,117 and $1,058 from VIE)	23,338	21,515
Ceded unearned premiums (including $502 and $640 from VIE)	30,359	41,616
Reinsurance recoverable (including $13,958 and $13,886 from VIE)	208,098	200,764
Deferred income taxes	5,716	5,647
Deferred acquisition costs (including $(204) and $(22) from VIE)	17,619	16,228
Property, plant and equipment, net	11,509	10,833
Goodwill	11,083	11,083
Other assets (including $341 and $1,614 from VIE)	53,584	48,488
Total assets	$1,162,576	$1,147,660

Liabilities and Shareholders' Equity

Liabilities:
Unpaid losses and loss adjustment expenses (including $17,926 and $17,733 from VIE)	$628,606	$616,444
Unearned premiums (including $1,098 and $1,378 from VIE)	118,732	124,189
Ceded premiums payable (including $131 and $63 from VIE)	13,420	10,930
Funds held (including $174 and $191 from VIE)	50,580	48,378
Securities payable	12,057	18,790
Other liabilities (including $724 and $785 from VIE)	14,535	17,089
Loans payable	39,097	36,328
Total liabilities	877,027	872,148

Shareholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2010, 10,348,453 shares, and December 31, 2009, 10,323,875 shares	103	103
Additional paid-in capital	102,782	102,486
Retained earnings	150,327	143,823
Accumulated other comprehensive income, net	28,586	25,425
Total American Safety Insurance Holdings, Ltd. shareholders' equity	281,798	271,837
Non-controlling interest	3,751	3,675
Total shareholders' equity	285,549	275,512

Total liabilities and shareholders' equity	$1,162,576	$1,147,660

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Direct earned premiums	$55,742	$50,779
Assumed earned premiums	9,020	11,040
Ceded earned premiums	(21,794)	(17,139)
Net earned premiums	42,968	44,680

Net investment income	7,905	7,790
Net realized gains (losses)	1,011	(44)
Fee income	1,093	933
Other income	20	19
Total revenues	52,997	53,378

Expenses:
Losses and loss adjustment expenses	25,401	27,073
Acquisition expenses	9,830	10,204
Other underwriting expenses	9,827	8,846
Interest expense	759	741
Corporate and other expenses	715	682
Total expenses	46,532	47,546

Earnings before income taxes	6,465	5,832

Income taxes	(99)	208

Net earnings	6,564	5,624

Less: Net earnings attributable to the non-controlling interest	57	79

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$6,507	$5,545

Net earnings per share:
Basic	$0.63	$0.54
Diluted	$0.61	$0.53

Weighted average number of shares outstanding:
Basic	10,331,810	10,286,089
Diluted	10,644,507	10,474,968

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities: Net earnings attributable to American Safety Insurance Holdings, Ltd..	$6,564	$5,624
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net realized (gains) losses on sale of investments	(1,011)	44
Depreciation expense	635	926
Stock based compensation expense	436	519
Change in deferred acquisition costs, net	(1,391)	948
Amortization of premiums on investments	204	106
Deferred income taxes	(378)	(441)
Change in operating assets and liabilities:
Accrued investment income	(189)	154
Premiums receivable	(1,823)	1,391
Ceded unearned premium	11,257	6,003
Reinsurance recoverable	(7,334)	(5,821)
Funds held	2,202	3,022
Unpaid losses and loss adjustment expenses	12,162	16,680
Unearned premiums	(5,457)	(10,993)
Ceded premiums payable	2,490	369
Other liabilities	(2,554)	(2,317)
Other assets , net	(5,220)	(2,013)
Net cash provided by operating activities	10,593	14,201

Cash flow from investing activities:
Purchases of fixed maturities	(84,614)	(96,353)
Purchases of common stock	-	(124)
Proceeds from sale of fixed maturities	58,876	41,449
Proceeds from sale of equity securities	-	655
Decrease in short-term investments	16,185	37,212
Purchase of fixed assets, net	(1,262)	(406)
Net cash used in investing activities	(10,815)	(17,567)

Cash flow from financing activities:
Repurchase of common stock	(148)	(430)
Proceeds from exercised stock options	19	463
Proceeds from termination of interest rate swaps	2,055	-
Net cash provided by financing activities	1,926	33

Net increase (decrease) in cash and cash equivalents	1,704	(3,333)
Cash and cash equivalents at beginning of period	34,756	12,898

Cash and cash equivalents at end of period	$36,460	$9,565

Supplemental disclosure of cash flow information:
Income taxes paid	$10	$1,512
Interest paid	$700	$761

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net earnings	$6,564	$5,624

Other comprehensive income before income taxes:

Unrealized gains (losses) on securities available-for-sale	5,182	(3,628)

Unrealized (losses) on hedging transactions	(681)	(590)

Reclassification adjustment for realized (gains) losses included in net earnings	(1,011)	44

Total other comprehensive income (loss) before taxes	3,490	(4,174)

Income tax (benefit) expense related to items of other comprehensive income	309	(1,028)

Other comprehensive income (loss) net of income taxes	3,181	(3,146)

Comprehensive income	$9,745	$2,478

Less: Comprehensive income attributable to the non-controlling interest	76	64

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$9,669	$2,414

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

March 31, 2010
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd.  (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations.  Certain balance sheet amounts involve accounting estimates and/or actuarial determinations and are therefore subject to change and include, but are not limited to, invested assets, deferred income taxes, reinsurance recoverables, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results.  While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2010.  These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2009.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG.  All significant intercompany balances as well as normal recurring adjustments have been eliminated.  Unless otherwise noted, all balances are presented in thousands.

Certain balance sheet and statement of operations items have been reclassified for the 2009 periods.  The presentation is consistent with the presentation for the three months ended March 31, 2010 and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2010 and December 31, 2009 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2010

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$86,840	$2,094	$(308)	$88,626
States of the U.S. and political subdivisions of the states	23,540	964	(110)	24,394
Corporate securities	287,419	16,128	(568)	302,979
Mortgage-backed securities	204,040	7,915	(433)	211,522
Commercial mortgage-backed securities	28,834	6,069	-	34,903
Asset-backed securities	33,072	733	(29)	33,776

Total fixed maturities	$663,745	$33,903	$(1,448)	$696,200

Common stock	$7,582	$6	$-	$7,588

Preferred stock	$3,273	$242	$(59)	$3,456

December 31, 2009:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$101,638	$1,936	$(316)	$103,258
States of the U.S. and political subdivisions of the states	35,253	1,058	(228)	36,083
Corporate securities	260,511	13,937	(378)	274,070
Mortgage-backed securities	196,738	7,483	(537)	203,684
Commercial mortgage-backed securities	28,739	4,813	(21)	33,531
Asset-backed securities	21,034	618	-	21,652

Total fixed maturities	$643,913	$29,845	$(1,480)	$672,278

Common stock	$7,582	$-	$(63)	$7,519

Preferred stock	$3,273	$179	$(81)	$3,371

Note 3 - Segment Information

Our business segments are classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S includes seven products:  environmental, construction, products liability, excess, property, surety and healthcare.  ART includes two business lines: specialty programs and fully funded.  In our Assumed Re division, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

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

Our assumed reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage on an excess of loss and quota share basis targeting small specialty insurers, risk retention groups and captives.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation, as well as, on a limited basis, property catastrophe.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate and other ancillary product lines.

The Company measures geographic segments using net income, total assets and total equity.  The reportable insurance divisions are measured by underwriting profit (loss) and pre-tax operating income.

The following table presents key financial data by segment for the three months ended March 31, 2010 and 2009 respectively (dollars in thousands):

	Three Months Ended March 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,628	$18,234	$11,455	$-	$59,317
Net Written Premiums	24,353	14,092	10,336	-	48,781
Net Earned Premiums	22,152	11,163	9,653	-	42,968

Underwriting Profit (Loss)	(2,521)	11	756	(1)	(1,755)

Fee income	146	831	116	-	1,093
Investment income	5,449	1,129	1,088	239	7,905
Pre-tax operating income	3,074	1,971	1,960	238	7,243
Realized gains (losses)					1,011
Interest and Holding Company expenses					1,789
Income before taxes					6,465
Income taxes					(99)
Income after taxes					6,564
Earnings from non-controlling interest					57
Net income attributable to ASIH, Ltd.					$6,507

Loss Ratio	59.4%	57.5%	60.3%	*NM	59.1%
Expense Ratio	51.3%	35.0%	30.7%	NM	43.2%
Combined Ratio **	110.7%	92.5%	91.0%	NM	102.3%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

	Three Months Ended March 31, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$28,840	$13,655	$8,398	$-	$50,893
Net Written Premiums	21,356	9,490	8,884	-	39,730
Net Earned Premiums	23,064	10,660	10,956	-	44,680

Underwriting Profit (Loss)	(1,299)	862	(393)	-	(830)

Fee income	176	597	160	-	933
Investment income	5,633	1,007	886	264	7,790
Pre-tax operating income	4,511	2,465	653	264	7,893
Realized gains (losses)					(44)
Interest and Holding Company expenses					2,017
Income before taxes					5,832
Income taxes					208
Income after taxes					5,624
Earnings from non-controlling interest					79
Net income attributable to ASIH, Ltd.					$5,545

Loss Ratio	59.0%	52.9%	71.4%	*NM	60.6%
Expense Ratio	45.8%	33.4%	30.8%	NM	40.5%
Combined Ratio	104.9%	86.3%	102.1%	NM	101.1%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments:  the United States and Bermuda.  Significant differences exist in the regulatory environment in each country.  The following table provides financial data about the geographic segments for the three months ended March 31, 2010 and March 31, 2009 (dollars in thousands):

March 31, 2010	United States	Bermuda	Total
Income tax	$(99)	$-	$(99)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	664	5,843	6,507
Assets	629,603	532,973	1,162,576
Equity	$95,642	$189,907	$285,549

March 31, 2009	United States	Bermuda	Total
Income tax	$208	$-	$208
Net earnings attributable to American Safety Insurance Holdings, Ltd.	502	5,043	5,545
Assets	585,291	451,485	1,036,776
Equity	$82,098	$141,053	$223,150

Note 4 - Income Taxes

Total income tax for the periods ended March 31, 2010 and 2009, was allocated as follows:

	Three Months Ended March 31,
Tax attributable to:	2010	2009
Income from operations	$(99)	$208
Change in unrealized gain (loss) on hedging transactions	(231)	(201)
Change in unrealized gain (loss) on securities available for sale	540	(827)

Total	$210	$(820)

United States federal and state income tax expense (benefit) from operations consists of the following components

	Three Months Ended March 31,
	2010	2009

Current	$533	$693
Deferred	(378)	(441)
Change in valuation allowance	(254)	(44)

Total	$(99)	$208

Income tax expense for the periods ended March 31, 2010 and 2009 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended March 31,
	2010	2009

Expected income tax expense	$2,178	$1,956
Foreign earned income not subject to U.S. taxation	(1,991)	(1,714)
Change in valuation allowance	(254)	(44)
Tax-exempt interest	(18)	(70)
State taxes and other	(14)	80

Total	$(99)	$208

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years.  The Company uses the Black-Scholes option pricing model to value stock options.  The Company’s methodology for valuing stock options has not changed from December 31, 2009.  During the first three months of 2010, the Company granted 78,775 stock options compared to 135,576 for the same period of 2009.  Stock based compensation expense related to outstanding stock options was $168 and $258 for the three months ended March 31, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During the first three months of 2010, the Company granted 209,254 shares of restricted stock compared to 90,224 for the same period in 2009.  Of the restricted stock granted, 56,754 shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively and 2,500 shares vest at the end of five years.  The remaining 150,000 shares cliff vest at the end of three years and are subject to performance targets.  Stock based compensation expense related to the restricted shares was $268 and $261 for the three months ended March 31, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.

Note 6 –Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market.  Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability and willing to transact for the asset or liability.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service.  These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things.  The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements.  In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of March 31, 2010.

Assets measured at fair value on a recurring basis are summarized below:

As of March 31, 2010
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$27,963	$668,237	$-	$696,200
Equities securities	5,962	-	5,082	11,044
Short term investments	51,072	-	-	51,072

Total	$84,997	$668,237	$5,082	$758,316

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
Level 3 Financial Instruments	(dollars in thousands)
	Fixed Maturities	Equities

Balance at December 31, 2009	$-	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-	-
Included in other comprehensive income	-	-
Net purchases, sales & distributions	-	-
Net transfers in (out of) Level 3	-	-
Balance at March 31, 2010	$-	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$-	$-

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

Note 7 – Credit Facility

On July 31, 2009 the Company entered into a line of credit facility with Regions Bank for $15 million.  The facility is unsecured with a term ending July 31, 2010.

The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable in monthly installments.  The unsecured credit facility contains certain covenants and at March 31, 2010, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at March 31, 2010.

Note 8 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities.  The proceeds were used by the Company to support its insurance business.  The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option after five years from the date of original issuance.

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

During 2009 the Company entered into interest rate swaps on the Trust Preferred debt that were designated as hedging instruments.  On February 12, 2010, the Company terminated these swaps resulting in $2.1 million in cash proceeds.  For accounting purposes, that gain will be carried in comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt.

Note 9 – Variable Interest Entity

American Safety RRG (“RRG”), is a variable interest entity (VIE) which is consolidated in our financial statements in accordance with FASB, FIN 46(R) (810-10-05), as through contractual relationships we are the primary beneficiary of the variability in the underwriting profits of the RRG.  The Company has adopted new guidance for topic 810 which does not change our financial condition as the Company continues to consolidate the entity.  The assets and liabilities as parenthetically noted on the face of the balance sheet, represent separate assets and liabilities of the legal entity and there is no recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between RRG and other entities under common control in the ordinary course of the business.  The equity of RRG is for the benefit of the policyholders and is considered a non-controlling interest in the equity section of the Company's consolidated balance sheet.  Should losses persist and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no obligation of the Company to fund those losses or contribute capital to the VIE.  The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the consolidated balance sheets

	3/31/2010	12/31/2009
Investments	$6,921	$6,545
Cash and equivalents	119	54
Accrued investment income	50	50
Premiums receivable	2,117	1,058
Ceded unearned premiums	502	640
Reinsurance receivables	13,958	13,886
DAC	(204)	(22)
Other assets	341	1,614
Total Assets	$23,804	$23,825

Unpaid losses and loss adjustment expenses	$17,926	$17,733
Unearned premium	1,098	1,378
Ceded premiums payable	131	63
Funds held	174	191
Other liabilities	724	785
Total Liabilities	$20,053	$20,150

Note 10 – Subsequent Events

The Company evaluated subsequent events through the filing date of this form 10Q filing. Pursuant to this evaluation we are disclosing the following transaction. As a part of the stock repurchase plan authorized by the Board of Directors on March 2, 2010, the Company repurchased 150,000 shares of common stock at a cost of approximately $2.5 million after the end of the first quarter.

Note 11 - Accounting Pronouncements

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

GAAP is not intended to be changed as a result of the FASB's Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has implemented the Codification in this Form 10Q by providing references to the Codification topics.

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

In April 2009, the FASB issued an accounting standard that provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly.  This accounting standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The accounting standard also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Revisions resulting from a change in valuation technique or its application are accounted for as a change in accounting estimate.  The adoption of this accounting standard did not have a material impact on the Company's results of operations, financial condition or cash flow.

ASC 825-10-65-1 amends “Disclosures about Fair Value of Financial Instruments”, to require disclosures in the body or in the accompanying notes to financial statements for interim reporting periods and in financial statements for annual reporting periods for the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheet.  This also amends “Interim Financial Reporting”, to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions in both interim and annual financial statements.  ASC 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this guidance for the quarter ended March 31, 2010 and there has been no material impact as a result of adoption.

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

In June 2009, the FASB issued an accounting standard to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The accounting standard also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, modifying existing guidance that required reconsideration only when specific events occurred.  The accounting standard amends certain existing guidance for determining whether an entity is a variable interest entity.  Application of the accounting standard requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance.  Finally, the accounting standard requires additional disclosures to provide more transparent information about involvement in a variable interest entity.  The accounting standard was effective as of the beginning of the entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company adopted this guidance effective for this reporting period.  After evaluation, the Company determined that there was no affect on its method of accounting for its VIE consolidation.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business segments are classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S includes seven products:  environmental, construction, products liability, excess, property, surety and healthcare.  ART includes two business lines: specialty programs and fully funded.  In our Assumed Re division, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general pollution and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized general and professional liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, consultants, restaurant and tavern owners and bail bondsmen.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage on an excess of loss and quota share basis targeting small specialty insurers, risk retention groups and captives.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation, as well as property catastrophe (on a limited basis).

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate and other ancillary product lines.

For management reporting purposes, the Company allocates invested assets to its insurance and other operations and measures the insurance operations based on underwriting profit and pre-tax income.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business", our consolidated financial statements and the related notes included elsewhere in this report.

The following table presents key financial data by segment for the three months ended March 31, 2010 and 2009 respectively (dollars in thousands):

	Three Months Ended March 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,628	$18,234	$11,455	$-	$59,317
Net Written Premiums	24,353	14,092	10,336	-	48,781
Net Earned Premiums	22,152	11,163	9,653	-	42,968

Underwriting Profit (Loss)	(2,521)	11	756	(1)	(1,755)

Fee Income	146	831	116	-	1,093
Investment Income	5,449	1,129	1,088	239	7,905
Pre-tax Operating Income	3,074	1,971	1,960	238	7,243
Realized Gains					1,011
Interest and Holding Company Expenses					1,789
Income Before Taxes					6,465
Income Taxes					(99)
Income After Taxes					6,564
Earnings from non-controlling interest					57
Net Earnings Attributable to ASIH, Ltd.					$6,507

Loss Ratio	59.4%	57.5%	60.3%	NM	59.1%
Expense Ratio	51.3%	35.0%	30.7%	NM	43.2%
Combined Ratio	110.7%	92.5%	91.0%	NM	102.3%

	Three Months Ended March 31, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$28,840	$13,655	$8,398	$-	$50,893
Net Written Premiums	21,356	9,490	8,884	-	39,730
Net Earned Premiums	23,064	10,660	10,956	-	44,680

Underwriting Profit (Loss)	(1,299)	862	(393)	-	(830)

Fee Income	176	597	160	-	933
Investment Income	5,633	1,007	886	264	7,790
Pre-tax Operating Income	4,511	2,465	653	264	7,893
Realized (Losses)					(44)
Interest and Holding Company Expenses					2,017
Income Before Taxes					5,832
Income Taxes					208
Income After Taxes					5,624
Earnings from non-controlling interest					79
Net Earnings Attributable to ASIH, Ltd.					$5,545

Loss Ratio	59.0%	52.9%	71.4%	NM	60.6%
Expense Ratio	45.8%	33.4%	30.8%	NM	40.5%
Combined Ratio	104.9%	86.3%	102.1%	NM	101.1%

Three Months Ended March 31, 2010 compared to
Three Months Ended March 31, 2009

Net Earnings

Net earnings increased $1.0 million to $6.5 million, or $0.61 per diluted share, for the three months ended March 31, 2010, compared to $5.5 million, or $0.53 per diluted share, for the same period of 2009.  The increase in net earnings was primarily due to pre-tax realized gains from investments of $1.0 million compared to a loss of $0.4 million in 2009.  See discussion below for more information regarding the various components of net earnings.

Combined Ratio

Our underwriting results are measured by our combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other operating expenses to net earned premiums (expense ratio). A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio increased to 102.3% for the three months ended March 31, 2010 from 101.1% for the same period of 2009.  The increase was primarily attributable to an increase in the expense ratio to 43.2% for the 2010 period compared to the 2009 ratio of 40.5%, due to increased staffing in underwriting for the E&S division and increased technology costs, partially offset by a reduction in the loss ratio which was due to improvement in the Assumed Reinsurance loss ratio and changes in the mix of business as compared to the 2009 quarter.

Net Earned Premiums

Net earned premiums decreased 3.8% to $43.0 million for the three months ended March 31, 2010, compared to $44.7 million for the same period of 2009.  E&S premiums earned totaled $22.2 million, a slight decrease from the same period in 2009 due to less earned premium in our construction product of approximately $1.8 million, which was partially offset by increased earned premium in our property and surety products.  The construction product has been impacted by economic conditions and competition reducing pricing over the last three years.  Our diversification strategy initiated in 2006 with new product offerings resulted in the increased earned premium in the property and surety products.  ART premiums earned totaled $11.2 million, a 4.7% increase over the 2009 period, primarily due to a new dealer open lot program and the expansion of a restaurant program.  Assumed Reinsurance totaled $9.7 million, an 11.9% decrease from 2009 due primarily to the shift to excess of loss treaties versus quota share treaties.  Excess of loss treaties generally produce less premium than do quota share treaties but carry lower acquisition expenses.

Fee Income Earned

Fee income earned increased to $1.1 million for the three months ended March 31, 2010 as compared to $0.9 million for the same period of 2009.  The increase is primarily attributable to the fee income associated with the fully funded line of business in our ART division.

Net Investment Income

Net investment income increased to $7.9 million for the three months ended March 31, 2010 compared to $7.8 million for the same period of 2009 due primarily to increased invested assets partially offset by assets earning lower yields.  Average invested assets increased to $754.4 million at March 31, 2010 as compared to $680.5 for the same period of 2009, due primarily to cash flow.  The average pre-tax and after-tax investment yields were 4.2% and 3.6%, compared to 4.6% and 3.9% for the three months ended March 31, 2010 and 2009, respectively.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $25.4 million, or 59.1% of net earned premiums, for the three months ended March 31, 2010 compared to $27.1 million, or 60.6%, for the same period of 2009.  The decrease in the loss ratio was due primarily to a lower loss ratio in the Assumed Reinsurance division and business mix shifts in the Alternative Risk division to shorter tailed business.  Shorter tailed business generally carries a lower loss ratio than does certain of the longer tailed casualty business.  Partially offsetting these factors was a $0.4 million increase to our 2010 property loss ratio to reflect a large claim reported during the quarter.  There was no prior year development in the 2010 quarter.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers, offset by ceding commissions we receive from reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses decreased to $9.8 million for the three months ended March 31, 2010 as compared to $10.2 million for the same period of 2009.  The decrease is primarily due to lower acquisition costs in our assumed reinsurance business due to a shift in business mix and from lower earned premium during the quarter.

Other Underwriting Expenses

Other underwriting expenses increased 11.1% to $9.8 million for the three months ended March 31, 2010, compared to $8.8 million for the same 2009 period, primarily due to increased staffing in our underwriting function for our E&S division, in addition to increased costs related to technology.

Income Taxes

Income tax expense for the three months ended March 31, 2010 was a benefit of $0.1 million compared to an expense of $0.2 million for the same period of 2009.  The decrease is due to the reduction of our valuation allowance established for realized losses in 2008.  Since 2008 we have realized gains from sales of investments allowing us to reduce that allowance.  During the quarter we reduced the allowance by $0.3 million.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations.  Due to market conditions, the Company has experienced a reduction in premium rates due to the entrance of new insurance competitors and overall market conditions.  The Company’s primary sources of short-term cash flow are premium writings and investment income.  Short-
term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to help mitigate those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $10.6 million for the three months ended March 31, 2010 compared to net cash provided by operations of $14.2 million for the same period of 2009.  The decrease in cash flow from operations is attributable to lower premiums as market conditions have not improved while other underwriting expenses have increased.  The increase in other underwriting expenses relates primarily to new production staff in our E&S division as we invest in growing new products, and higher technology costs.  In addition, while the quarter produced higher net written premiums, this has not yet translated into cash flow.

Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2010 as compared to $0.03 million for the same period of 2009 due to the termination of the interest rate swaps associated with the Company's trust preferred debt.

On March 2, 2010, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Pursuant to this authorization, the Company repurchased 150,000 shares of common stock at a cost of approximately $2.5 million after the end of the first quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

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

Item 1A.  Risk Factors

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2010, the Company announced a stock repurchase program for 500,000 shares of the Company’s outstanding common stock.  There were no repurchases of stock during the first quarter ended March 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2010.

American Safety Insurance Holdings, Ltd.

By: /s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer