Form 10-Q
period 2010-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2010-08-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
____  Yes                      _X_  No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 3, 2010 was 10,251,734.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	June 30, 2010 (Unaudited)	December 31, 2009
Assets:
Investments available-for-sale:
Fixed maturity securities at fair value (including $5,845 and $5,384 from VIE)	$735,049	$672,278
Common stock, at fair value	7,601	7,519
Preferred stock, at fair value	3,257	3,371
Short-term investments, at fair value (including $2,969 and $1,161 from VIE)	32,708	67,257

Total investments	778,615	750,425

Cash and cash equivalents (including $317 and $54 from VIE)	41,970	34,756
Accrued investment income (including $56 and $50 from VIE)	6,584	6,305
Premiums receivable (including $3,472 and $1,058 from VIE)	29,835	21,515
Ceded unearned premiums (including $453 and $640 from VIE)	22,164	41,616
Reinsurance recoverable (including $13,773 and $13,886 from VIE)	216,465	200,764
Deferred income taxes	3,663	5,647
Deferred acquisition costs (including $(222) and $(22) from VIE)	21,415	16,228
Property, plant and equipment, net	12,043	10,833
Goodwill	11,083	11,083
Other assets (including $0 and $1,614 from VIE)	51,047	48,488

Total assets	$1,194,884	$1,147,660

Liabilities and Shareholders' Equity:

Liabilities:
Unpaid losses and loss adjustment expenses (including $17,691 and $17,733 from VIE)	$647,932	$616,444
Unearned premiums (including $1,189 and $1,378 from VIE)	121,083	124,189
Ceded premiums payable (including $1,420 and $63 from VIE)	12,171	10,930
Funds held (including $182 and $191 from VIE)	55,597	48,378
Securities payable	21	18,790
Other liabilities (including $2,120 and $785 from VIE)	14,682	17,089
Loans payable	39,129	36,328
Total liabilities	$890,615	$872,148

Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2010, 10,218,234 and December 31, 2009, 10,323,875 shares	102	103
Additional paid-in capital	100,940	102,486
Retained earnings	156,490	143,823
Accumulated other comprehensive income, net	42,676	25,425
Total American Safety Insurance Holdings, Ltd. (ASIH, Ltd.) shareholders’ equity	300,208	271,837
Equity in non-controlling interest	4,061	3,675
Total shareholders' equity	304,269	275,512
Total liabilities and shareholders’ equity	$1,194,884	$1,147,660

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INCOME STATEMENT DATA: Revenues:
Direct earned premiums	$60,976	$50,400	$116,718	$101,179
Assumed earned premiums	9,270	9,056	18,290	20,096
Ceded earned premiums	(23,006)	(17,867)	(44,800)	(35,006)
Net earned premiums	47,240	41,589	90,208	86,269

Net investment income	7,929	7,729	15,834	15,519
Net realized gains	509	281	1,520	237
Fee income	1,155	1,185	2,248	2,118
Other income	10	65	30	84
Total revenues	56,843	50,849	109,840	104,227

Expenses:
Losses and loss adjustment expenses	29,251	24,175	54,652	51,248
Acquisition expenses	8,995	8,873	18,825	19,077
Other underwriting expenses	9,849	8,470	19,676	17,316
Interest expense	685	810	1,444	1,551
Corporate and other expenses	751	743	1,466	1,425
Total expenses	49,531	43,071	96,063	90,617

Earnings before income taxes	7,312	7,778	13,777	13,610
Income taxes	950	766	851	974
Net Earnings	$6,362	$7,012	$12,926	$12,636
Less: Net earnings attributable to the non-controlling interest	199	93	256	172

Net earnings attributable to ASIH, Ltd.	$6,163	$6,919	$12,670	$12,464

Net earnings per share:
Basic	$0.60	$0.67	$1.23	$1.21
Diluted	$0.58	$0.66	$1.19	$1.19

Weighted average number of shares outstanding:
Basic	10,246,100	10,302,511	10,288,718	10,294,390
Diluted	10,589,708	10,523,511	10,616,956	10,515,391

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities: Net earnings	$12,926	$12,636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) on sale of investments	(1,520)	(237)
Depreciation expense	1,402	1,843
Stock based compensation expense	1,119	994
Change in deferred acquisition costs, net	(5,187)	591
Amortization of premiums on investments	510	570
Deferred income taxes	(887)	(558)
Change in operating assets and liabilities:
Accrued investment income	(279)	572
Premiums receivable	(8,320)	2,012
Reinsurance recoverable	(15,701)	(1,071)
Ceded unearned premiums	19,452	10,008
Funds held	7,219	9,743
Unpaid losses and loss adjustment expenses	31,488	17,911
Unearned premiums	(3,106)	(13,706)
Ceded premiums payable	1,241	(4,164)
Other liabilities	(2,407)	2,395
Other assets, net	(2,675)	(11,923)
Net cash provided by operating activities	35,275	27,616

Cash flow from investing activities:
Purchases of fixed maturities	$(168,989)	$(130,725)
Purchases of common stock	-	(162)
Proceeds from sale of fixed maturities	109,380	130,789
Proceeds from sale of equity securities	-	8,189
(Increase) decrease in short-term investments	34,549	(29,173)
Consideration paid for acquired companies, net	-	(3,688)
Purchase of fixed assets, net	(2,404)	(1,157)
Net cash used in investing activities	(27,464)	(25,927)

Cash flow from financing activities:
Stock repurchases	$(2,883)	$(430)
Proceeds from exercised stock options	231	434
Proceeds from termination of interest rate swaps	2,055	-
Net cash (used in) provided by financing activities	(597)	4

Net increase in cash and cash equivalents	7,214	1,693
Cash and cash equivalents at beginning of period	34,756	12,898

Cash and cash equivalents at end of period	$41,970	$14,591

Supplemental disclosure of cash flow information:
Income taxes paid	$10	$1,908
Interest paid	$1,372	$1,544

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net earnings	$6,362	$7,012	$12,926	$12,636

Other comprehensive income before income taxes:

Unrealized gains on securities available-for-sale	17,282	20,214	22,464	16,616

Unrealized gains (losses) on hedging transactions	(22)	2,108	(703)	1,518

Reclassification adjustment for realized gains included in net earnings	(509)	(281)	(1,520)	(237)

Total other comprehensive income before taxes	16,751	22,041	20,241	17,897

Income tax expense related to items of other comprehensive income	2,553	4,121	2,862	3,098

Other comprehensive income net of income taxes	14,198	17,920	17,379	14,799

Comprehensive income	20,560	24,932	30,305	27,435

Less: Comprehensive income attributable to the non-controlling interest	311	177	387	266

Comprehensive income attributable to ASIH, Ltd.	$20,249	$24,755	$29,918	$27,169

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd.  (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as established by the FASB Accounting Standards Codification© ("Codification" or "ASC").  The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations.  Certain balance sheet amounts involve accounting estimates and/or actuarial determinations and are therefore subject to change and include, but are not limited to, invested assets, deferred income taxes, reinsurance recoverables, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results.  While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the three and six months ended June 30, 2010 may not be indicative of the results for the fiscal year ending December 31, 2010.  These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2009.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG.  All significant intercompany balances as well as normal recurring adjustments have been eliminated.  Unless otherwise noted, all balances are presented in thousands.

Certain balance sheet and statement of operations items have been reclassified for the 2009 periods.  The presentation is consistent with the presentation for the three and six months ended June 30, 2010 and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Investments

The amortized cost and estimated fair values of the Company’s investments at June 30, 2010 and December 31, 2009 are as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2010

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$69,423	$3,597	$(1)	$73,019
States of the U.S. and political subdivisions of the states	23,531	1,574	(51)	25,054
Corporate securities	296,576	26,581	(465)	322,692
Mortgage-backed securities	31,069	6,516	(7)	37,578
Commercial mortgage-backed securities	238,681	10,768	(48)	249,401
Asset-backed securities	26,418	889	(2)	27,305

Total fixed maturities	$685,767	$49,856	$(574)	$735,049

Common stock	$7,582	$19	$0	$7,601

Preferred stock	$3,273	$145	$(161)	$3,257

December 31, 2009:

Securities available for sale: Fixed maturities: U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$101,638	$1,936	$(316)	$103,258
States of the U.S. and political subdivisions of the states	35,253	1,058	(228)	36,083
Corporate securities	260,511	13,937	(378)	274,070
Mortgage-backed securities	196,738	7,483	(537)	203,684
Commercial mortgage-backed securities	28,739	4,813	(21)	33,531
Asset-backed securities	21,034	618	-	21,652

Total fixed maturities	$643,913	$29,845	$(1,480)	$672,278

Common stock	$7,582	$-	$(63)	$7,519

Preferred stock	$3,273	$179	$(81)	$3,371

Note 3 – Segment Information

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

Within E&S, our environmental insurance products provide general, pollution and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety coverage provides payment and performance bonds primarily to the environmental remediation and construction industries, while healthcare provides customized general and professional liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, consultants, restaurant and tavern owners and bail bondsmen.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  Our fully funded product primarily offers general and professional liability for businesses operating in the healthcare and construction industries.

Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage primarily on an excess of loss basis targeting small specialty insurers, risk retention groups and captives.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation, as well as property catastrophe.

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

The following table presents key financial data by segment for the three months ended June 30, 2010 and 2009 respectively (dollars in thousands):

	Three Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$36,477	$23,886	$12,215	$-	$72,578
Net Written Premiums	29,475	17,346	10,945	-	57,766
Net Earned premiums	24,242	12,900	10,098	-	47,240

Underwriting Profit (Loss)	(1,396)	735	149	(6)	(518)

Fee Income	203	873	55	24	1,155
Other Income				10	10
Investment Income	5,385	1,139	1,178	227	7,929
Pre-tax Operating Income	4,192	2,747	1,382	255	8,576
Realized Gains					509
Interest and Holding Company Expenses					1,773
Earnings Before Income Taxes					7,312
Income Taxes					950
Net Earnings					6,362
Less: Net Earnings Attributable to the Non-controlling Interest					199
Net Earnings Attributable to ASIH, Ltd.					$6,163

Loss Ratio	56.6%	65.7%	69.8%	NM	61.9%
Expense Ratio	48.3%	21.8%	28.1%	NM	37.5%
Combined Ratio	104.9%	87.5%	97.9%	NM	99.4%

	Three Months Ended June 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,670	$17,228	$9,830	$-	$56,728
Net Written Premiums	22,903	10,154	9,848	-	42,905
Net Earned Premiums	23,368	9,836	8,385	-	41,589

Underwriting Profit (Loss)	(694)	1,632	34	-	972

Fee Income	231	885	69	-	1,185
Other Income				65	65
Investment Income	5,520	1,009	959	241	7,729
Pre-tax Operating Income	5,057	3,526	1,062	306	9,951
Realized Gains					281
Interest and Holding Company Expenses					2,454
Earnings Before Income Taxes					7,778
Income Taxes					766
Net Earnings					7,012
Less: Net Earnings Attributable to the Non-controlling Interest					93
Net Earnings Attributable to ASIH, Ltd.					$6,919

Loss Ratio	58.3%	51.6%	65.4%	NM	58.1%
Expense Ratio	43.7%	22.8%	33.4%	NM	38.9%
Combined Ratio	102.0%	74.4%	98.8%	NM	97.0%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

The following table presents key financial data by segment for the six months ended June 30, 2010 and 2009 respectively (dollars in thousands):

	Six Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$66,106	$42,119	$23,670	$-	$131,895
Net Written Premiums	53,828	31,438	21,281	-	106,457
Net Earned Premiums	46,394	24,064	19,750	-	90,208

Underwriting Profit (Loss)	(3,917)	746	905	(7)	(2,273)

Fee Income	349	1,704	171	24	2,248
Other Income				30	30
Investment Income	10,834	2,268	2,266	466	15,834
Pre-tax Operating Income	7,266	4,718	3,342	513	15,839
Realized Gains					1,520
Interest and Holding Company Expenses					3,582
Earnings Before Income Taxes					13,777
Income Taxes					851
Net Earnings					12,926
Less: Net Earnings Attributable to the Non-controlling Interest					256
Net Earnings Attributable to ASIH, Ltd.					$12,670

Loss Ratio	57.9%	61.9%	65.2%	NM	60.6%
Expense Ratio	49.8%	27.9%	29.4%	NM	40.2%
Combined Ratio	107.7%	89.8%	94.6%	NM	100.8%

	Six Months Ended June 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$58,509	$30,884	$18,228	$-	$107,621
Net Written Premiums	44,260	19,644	18,732	-	82,636
Net Earned Premiums	46,433	20,496	19,340	-	86,269

Underwriting Profit (Loss)	(1,993)	2,494	(359)	-	142

Fee Income	408	1,481	229		2,118
Other Income				84	84
Investment Income	11,153	2,016	1,845	505	15,519
Pre-tax Operating Income	9,568	5,991	1,715	589	17,863
Realized Gains					237
Interest and Holding Company Expenses					4,490
Earnings Before Income Taxes					13,610
Income Taxes					974
Net Earnings					12,636
Less: Net Earnings Attributable to the Non-controlling Interest					172
Net Earnings Attributable to ASIH, Ltd.					$12,464

Loss Ratio	58.6%	52.3%	68.8%	NM	59.4%
Expense Ratio	44.8%	28.3%	31.9%	NM	39.7%
Combined Ratio	103.4%	80.6%	100.7%	NM	99.1%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments:  the United States and Bermuda.  Significant differences exist in the regulatory environment in each country.  The following table provides financial data about the geographic segments for the three months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

June 30, 2010	United States	Bermuda	Total
Income tax	$950	$-	$950
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,550	$4,613	$6,163

June 30, 2009	United States	Bermuda	Total
Income tax	$766	$-	$766
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$2,604	$4,315	$6,919

The following table provides financial data about the geographic segments for the six months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

June 30, 2010	United States	Bermuda	Total
Income tax	$851	$-	$851
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$2,214	$10,456	$12,670
Assets	$648,759	$546,125	$1,194,884
Equity	$102,198	$202,071	$304,269

June 30, 2009	United States	Bermuda	Total
Income tax	$974	$-	$974
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$3,185	$9,279	$12,464
Assets	$613,415	$473,486	$1,086,901
Equity	$92,718	$155,884	$248,602

Note 4 - Income Taxes

United States federal and state income tax expense from operations consists of the following components

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current	$760	$1,190	$1,293	$1,883
Deferred	190	(117)	(188)	(558)
Change in valuation allowance	-	(307)	(254)	(351)

Total	$950	$766	$851	$974

Income tax expense for the periods ended June 30, 2010 and 2009 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Expected income tax expense	$2,419	$2,645	$4,597	$4,627
Foreign earned income not subject to U.S. taxation	(1,564)	(1,500)	(3,555)	(3,214)
Change in valuation allowance	-	(307)	(254)	(351)
Tax-exempt interest	(3)	(65)	(21)	(135)
State taxes and other	98	(7)	84	47
Total	$950	$766	$851	$974

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees.  The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years.  The Company uses the Black-Scholes option pricing model to value stock options.  The Company’s methodology for valuing stock options has not changed from December 31, 2009.  During the first six months of 2010, the Company granted 78,775 stock options compared to 135,576 for the same period of 2009.  No options were granted for the three months ended June 30, 2010 or 2009.  Stock based compensation expense related to outstanding stock options was $274 and $231 for the three months ended June 30, 2010 and 2009 respectively and $442 and $489 for the six months ended June 30, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  No restricted stock was granted during the three month period ending June 30, 2010 or 2009.  During the first six months of 2010, the Company granted 209,254 shares of restricted stock compared to 90,224 for the same period in 2009.  Of the restricted stock granted, 56,754 shares vest on the grant date anniversary ratably over three years at 25%, 25% and 50%, respectively and 2,500 shares vest at the end of five years.  The remaining 150,000 shares cliff vest at the end of three years and are subject to performance targets.  Stock based compensation expense related to the restricted shares was $329 and $164 for the three months ended June 30, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.  For the six months ended June 30, 2010 and 2009, $517 and $344 were recorded as compensation expense, respectively, and is reflected in net earnings as part of other underwriting expenses.

Additionally, the Company recorded $80 in expense for both the three months ended 2010 and 2009 related to stock awards made as a portion of Director compensation.  For the six months periods $160 was recorded in both 2010 and 2009 related to Director compensation.

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

We determined the fair values of certain financial instruments based on the fair value hierarchy established in “Fair Value Measurements”, topic ASC 820-10-05.  The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

●	Our Level 1 instruments are primarily U.S. Treasuries, money market funds and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

●
Our Level 2 instruments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds, corporate debt securities, and mortgage and asset-backed securities.  We measure fair value of our Level 2 instruments using quoted prices of securities with similar characteristics.

●
Our Level 3 instruments include an investment in an unrelated third party insurance entity.  Fair value is based on internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

The Company receives fair value prices from its third-party investment managers who use an independent pricing service.  These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things.  The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements.  In addition, the Company reviews these prices for reasonableness, and has not adjusted any prices received from the third-party providers as of June 30, 2010.

Assets measured at fair value on a recurring basis are summarized below:

As of June 30, 2010
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$30,779	$42,240	$-	$73,019
States of the U.S. and political subdivisions of the states	-	25,054	-	25,054
Corporate securities	-	322,692	-	322,692
Mortgage-backed securities	-	37,578	-	37,578
Commercial mortgage-backed securities	-	249,401	-	249,401
Asset-backed securities	-	27,305	-	27,305
Total fixed maturities	$30,779	$704,270	$-	$735,049
Equities securities	5,776	-	5,082	10,858
Short term investments	32,708	-	-	32,708

Total	$69,263	$704,270	$5,082	$778,615

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)

Level 3 Financial Instruments	Equities

Balance at December 31, 2009	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-
Included in other comprehensive income	-
Net purchases, sales & distributions	-
Net transfers in (out of) Level 3	-
Balance at June 30, 2010	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$-

There were no transfers in and out of Level 1 and 2 categories during the first six months of 2010.

We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary.  These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC-320-10-05, Accounting for Certain Investments in Debt and Equity Securities and related guidance.  The identification of distressed investments and the assessment of whether a decline is other-than-temporary, involve significant management judgment and require evaluation of factors including but not limited to:

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

The Company routinely monitors and evaluates the difference between the cost and fair value of its investments.  Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary ("OTTI").  For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors.  This process is not exact and further requires consideration of risks such as credit risk and interest rate risk.  Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate.  For the six months ended June 30, 2010 and 2009, the Company did not incur any OTTI.

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

Note 7 – Credit Facility

On July 31, 2009 the Company entered into a line of credit facility with Regions Bank for $15 million.  The facility is unsecured with a term that was extended through August 31, 2010.

The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable in monthly installments.  The unsecured credit facility contains certain covenants and at June 30, 2010, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at June 30, 2010.

Note 8 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital Trust and American Safety Capital Trust II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities.  The proceeds were used by the Company to support its insurance business.  The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option after five years from the date of original issuance.

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

During 2009 the Company entered into interest rate swaps on the Trust Preferred debt that were designated as hedging instruments.  On February 12, 2010, the Company terminated these swaps resulting in $2.1 million in cash proceeds.  For accounting purposes, that gain is reported in comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt.

Note 9 – Variable Interest Entity

American Safety RRG (“RRG”) is a variable interest entity (VIE) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through contractual relationships we are the primary beneficiary of the variability in the underwriting profits of the RRG.  The Company has adopted new guidance for topic ASC 810 which does not change our financial condition as the Company continues to consolidate the entity.  The assets and liabilities as parenthetically noted on the face of the balance sheet, represent separate assets and liabilities of the legal entity and there is no recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between RRG and other entities under common control in the ordinary course of the business.  The equity of RRG is for the benefit of the policyholders and is considered a non-controlling interest in the equity section of the Company's consolidated balance sheet.  Should losses persist and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no obligation of the Company to fund those losses or contribute capital to the VIE.  The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the consolidated balance sheets

	6/30/2010	12/31/2009
Investments	$8,814	$6,545
Cash and equivalents	317	54
Accrued investment income	56	50
Premiums receivable	3,472	1,058
Ceded unearned premiums	453	640
Reinsurance receivables	13,773	13,886
DAC	(222)	(22)
Other assets	0	1,614
Total Assets	$26,663	$23,825

Unpaid losses and loss adjustment expenses	$17,691	$17,733
Unearned premium	1,189	1,378
Ceded premiums payable	1,420	63
Funds held	182	191
Other liabilities	2,120	785
Total Liabilities	$22,602	$20,150

Note 10 – Subsequent Events

The Company evaluated subsequent events through the filing date of this form 10Q and determined there were none.

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

Within E&S, our environmental insurance products provide general, pollution and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety coverage provides payment and performance bonds primarily to the environmental remediation and construction industries, while healthcare provides customized general and professional liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, consultants, restaurant and tavern owners and bail bondsmen.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  Our fully funded product primarily offers general and professional liability for businesses operating in the healthcare and construction industries.

Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage primarily on an excess of loss basis targeting small specialty insurers, risk retention groups and captives.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation, as well as property catastrophe.

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

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

The following table presents key financial data by segment for the three months ended June 30, 2010 and 2009 respectively (dollars in thousands):

	Three Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$36,477	$23,886	$12,215	$-	$72,578
Net Written Premiums	29,475	17,346	10,945	-	57,766
Net Earned Premiums	24,242	12,900	10,098	-	47,240

Underwriting Profit (Loss)	(1,396)	735	149	(6)	(518)

Fee Income	203	873	55	24	1,155
Other Income				10	10
Investment Income	5,385	1,139	1,178	227	7,929
Pre-tax Operating Income	4,192	2,747	1,382	255	8,576
Realized Gains					509
Interest and Holding Company Expenses					1,773
Earnings Before Income Taxes					7,312
Income Taxes					950
Net Earnings					6,362
Less: Net Earnings Attributable to the Non-controlling Interest					199
Net Earnings Attributable to ASIH, Ltd.					$6,163

Loss Ratio	56.6%	65.7%	69.8%	NM	61.9%
Expense Ratio	48.3%	21.8%	28.1%	NM	37.5%
Combined Ratio	104.9%	87.5%	97.9%	NM	99.4%

	Three Months Ended June 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,670	$17,228	$9,830	$-	$56,728
Net Written Premiums	22,903	10,154	9,848	-	42,905
Net Earned Premiums	23,368	9,836	8,385	-	41,589

Underwriting Profit (Loss)	(694)	1,632	34	-	972

Fee Income	231	885	69	-	1,185
Other Income				65	65
Investment Income	5,520	1,009	959	241	7,729
Pre-tax Operating Income	5,057	3,526	1,062	306	9,951
Realized Gains					281
Interest and Holding Company Expenses					2,454
Earnings Before Income Taxes					7,778
Income Taxes					766
Net Earnings					7,012
Less: Net Earnings Attributable to the Non-controlling Interest					93
Net Earnings Attributable to ASIH, Ltd.					$6,919

Loss Ratio	58.3%	51.6%	65.4%	NM	58.1%
Expense Ratio	43.7%	22.8%	33.4%	NM	38.9%
Combined Ratio	102.0%	74.4%	98.8%	NM	97.0%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

Three Months Ended June 30, 2010 compared to
Three Months Ended June 30, 2009

Net Earnings

Net earnings were $6.2 million, or $0.58 per diluted share, for the three months ended June 30, 2010, compared to $6.9 million, or $0.66 per diluted share, for the same period of 2009.  The decrease in net earnings was primarily due to $1.3 million of current accident year storm-related property losses.  Additionally, the Company incurred approximately $0.6 million of unfavorable prior year loss reserve development primarily associated with the Assumed Reinsurance division partially offset by favorable development in the E&S division.

Combined Ratio

Our underwriting results are measured by our combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio) and (b) the ratio of policy acquisition costs and other operating underwriting expenses to net earned premiums (expense ratio).  A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio increased to 99.4% for the three months ended June 30, 2010 from 97.0% for the same period of 2009.  The increase is primarily due to an increase in the loss ratio to 61.9% from 58.1% in the prior year, partially offset by a lower expense ratio of 37.5% compared to 38.9% in the prior year.  The loss ratio of 61.9% increased over the same quarter of 2009 due to the loss activity discussed above.  See Acquisition Expenses and Other Underwriting Expenses discussion below for expense ratio fluctuations.

Net Earned Premiums

Net earned premiums increased 13.6% to $47.2 million for the three months ended June 30, 2010, compared to $41.6 million for the same period of 2009.  The majority of the increase in net earned premiums relates to the ART and Assumed Reinsurance divisions.  The ART division has benefitted from a dealer open lot program initiated late in 2009 and new program initiatives while the Assumed Reinsurance division has written more new business in targeted niches such as medical malpractice.

Net Investment Income

Net investment income increased to $7.9 million for the three months ended June 30, 2010 compared to $7.7 million for the same period of 2009 due to increased average investments resulting from cash flow.  Average invested assets increased to $768.5 million at June 30, 2010 as compared to $709 million for the same period of 2009, due primarily to cash flow which was offset by lower investment yields.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $29.3 million for the three months ended June 30, 2010 compared to $24.2 million, or 58.1%, for the same period of 2009.  The increase in the loss ratio was due primarily to loss activity discussed above.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers, offset by ceding commissions we receive from reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses were $9.0 million or 19% of earned premium for the three months ended June 30, 2010 as compared to $8.9 million or 21.3% of earned premium for the same period of 2009.  The percentage decrease is due to increased fees from fronting business which are netted against acquisition expenses.

Other Underwriting Expenses

Other underwriting expenses increased 16.3% to $9.8 million for the three months ended June 30, 2010, compared to $8.5 million for the same 2009 period, primarily due to increased staffing in our underwriting function to support our growth initiatives, in addition to increased costs related to technology.

Income Taxes

Income tax expense for the three months ended June 30, 2010 was $1.0 million compared to $0.8 million for the same period of 2009.  The increase is primarily due to the reduction in valuation allowance of $0.3 million recorded during the second quarter 2009, as compared to none in the same quarter of 2010.

The following table presents key financial data by segment for the six months ended June 30, 2010 and 2009 respectively (dollars in thousands):

	Six Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$66,106	$42,119	$23,670	$-	$131,895
Net Written Premiums	53,828	31,438	21,281	-	106,457
Net Earned Premiums	46,394	24,064	19,750	-	90,208

Underwriting Profit (Loss)	(3,917)	746	905	(7)	(2,273)

Fee Income	349	1,704	171	24	2,248
Other Income				30	30
Investment Income	10,834	2,268	2,266	466	15,834
Pre-tax Operating Income	7,266	4,718	3,342	513	15,839
Realized Gains					1,520
Interest and Holding Company Expenses					3,582
Earnings Before Income Taxes					13,777
Income Taxes					851
Net Earnings					12,926
Less: Net Earnings Attributable to the Non-controlling Interest					256
Net Earnings Attributable to ASIH, Ltd.					$12,670

Loss Ratio	57.9%	61.9%	65.2%	NM	60.6%
Expense Ratio	49.8%	27.9%	29.4%	NM	40.2%
Combined Ratio	107.7%	89.8%	94.6%	NM	100.8%

	Six Months Ended June 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$58,509	$30,884	$18,228	$-	$107,621
Net Written Premiums	44,260	19,644	18,732	-	82,636
Net Earned Premiums	46,433	20,496	19,340	-	86,269

Underwriting Profit (Loss)	(1,993)	2,494	(359)	-	142

Fee Income	408	1,481	229		2,118
Other Income				84	84
Investment Income	11,153	2,016	1,845	505	15,519
Pre-tax Operating Income	9,568	5,991	1,715	589	17,863
Realized Gains					237
Interest and Holding Company Expenses					4,490
Earnings Before Income Taxes					13,610
Income Taxes					974
Net Earnings					12,636
Less: Net Earnings Attributable to the Non-controlling Interest					172
Net Earnings Attributable to ASIH, Ltd.					$12,464

Loss Ratio	58.6%	52.3%	68.8%	NM	59.4%
Expense Ratio	44.8%	28.3%	31.9%	NM	39.7%
Combined Ratio	103.4%	80.6%	100.7%	NM	99.1%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses and other underwriting expenses net of fee income to earned premiums.

Six Months Ended June 30, 2010 compared to
Six Months Ended June 30, 2009

Net Earnings

Net earnings were $12.7 million, or $1.19 per diluted share, for the six months ended June 30, 2010, compared to $12.5 million, or $1.19 per diluted share, for the same period of 2009.  The slight increase in net earnings was due to an increase in net realized gains to $1.5 million from $0.2 million which was offset by pre-tax net unfavorable development on prior year loss reserves of $0.6 million in our Bermuda reinsurance division and $1.3 million of storm-related property losses.

Combined Ratio

The combined ratio increased to 100.8% for the six months ended June 30, 2010 from 99.1% for the same period of 2009.  The increase was primarily attributable to an increase in the loss ratio to 60.6% for the 2010 period compared to the 2009 ratio of 59.4%, resulting from the loss activity discussed above.  See Acquisition Expenses and Other Underwriting Expenses discussion below for expense ratio fluctuations.

Net Earned Premiums

Net earned premiums increased to $90.2 million for the six months ended June 30, 2010, compared to $86.3 million for the same period of 2009.  ART earned premiums totaled $24.1 million, a 17% increase over the 2009 period.  The ART division has benefitted from a dealer open lot program initiated late in 2009 and new program initiatives while the Assumed Reinsurance division has written more new business in targeted niches such as medical malpractice.

Net Investment Income

Net investment income increased to $15.8 million for the six months ended June 30, 2010 compared to $15.5 million for the same period of 2009 due primarily to increased invested assets partially offset by assets earning lower yields.  Average invested assets increased to $765 million at June 30, 2010 as compared to $702 million for the same period of 2009, due primarily to increased cash flow from operations.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers, offset by ceding commissions we receive from reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses decreased to $18.8 million for the six months ended June 30, 2010 as compared to $19.1 million for the same period of 2009.  The decrease is primarily due to increased fees earned from fronting business, which are netted against acquisition expenses.

Other Underwriting Expenses

Other underwriting expenses increased 13.6% to $19.7 million for the six months ended June 30, 2010, compared to $17.3 million for the same 2009 period, primarily due to increased staffing in our underwriting function to support our growth initiative, in addition to increased costs related to technology.

Income Taxes

Income tax expense for the six months ended June 30, 2010 was $0.9 million compared to $1.0 million for the same period of 2009.  The effective tax rate for the six months ended June 30, 2010 was 6.3% compared to 7.2% for 2009 as a result of lower earnings in the United States, compared to 2009

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations.  Due to market conditions, the Company has experienced a reduction in premium rates due to the entrance of new competitors and overall market conditions.  The Company’s primary sources of short-term cash flow are premium writings and investment income.  Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to mitigate those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $35.3 million for the six months ended June, 2010 compared to net cash provided by operations of $27.6 million for the same period of 2009.  The increase in cash flow from operations is primarily attributable to increased premium levels partially offset by higher paid losses resulting from increased retentions.

On March 2, 2010, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Pursuant to this authorization, the Company has repurchased a total of 155,700 shares of common stock at a cost of approximately $2.6 million through the end of the second quarter of 2010, which was partially offset by a cash flow from termination of the derivatives used to hedge debt.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2010, the Company announced a stock repurchase program for 500,000 shares of the Company’s outstanding common stock.  To date, the Company has repurchased a total of 155,700 shares of common stock totaling approximately $2.6 for the six months ended June 30, 2010.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2010.

American Safety Insurance Holdings, Ltd.

By: /s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer