Form 10-Q
period 2010-11-08
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2010-11-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
____  Yes                      _X_  No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 3, 2010, was 10,336,898.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	September 30, 2010 (Unaudited)	December 31, 2009
Assets:
Investments available-for-sale:
Fixed maturity securities at fair value (including $5,660 and $5,384 from VIE)	$762,159	$672,278
Common stock, at fair value	7,614	7,519
Preferred stock, at fair value	2,981	3,371
Short-term investments, at fair value (including $888 and $1,161 from VIE)	33,187	67,257

Total investments	805,941	750,425

Cash and cash equivalents (including $270 and $54 from VIE)	42,702	34,756
Accrued investment income (including $47 and $50 from VIE)	6,773	6,305
Premiums receivable (including $1,319 and $1,058 from VIE)	29,865	21,515
Ceded unearned premiums (including $400 and $640 from VIE)	23,778	41,616
Reinsurance recoverable (including $13,194 and $13,886 from VIE)	212,550	200,764
Deferred income taxes	1,912	5,647
Deferred acquisition costs (including $(35) and $(22) from VIE)	21,956	16,228
Property, plant and equipment, net	12,638	10,833
Goodwill	10,365	11,083
Other assets (including $1,782 and $1,614 from VIE)	52,232	48,488
Total assets	$1,220,712	$1,147,660

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses	$648,952	$616,444
(including $17,696 and $17,733 from VIE)
Unearned premiums (including $1,101 and $1,378 from VIE)	126,074	124,189
Ceded premiums payable (including $294 and $63 from VIE)	15,003	10,930
Funds held (including $211 and $191 from VIE)	52,525	48,378
Securities payable	-	18,790
Other liabilities (including $0 and $785 from VIE)	16,598	17,089
Loans payable	39,162	36,328
Total liabilities	898,314	872,148

Shareholders’ equity
Preferred stock, $0.01 par value; authorized 5,000,000 shares;	-	-
no shares issued and outstanding
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2010, 10,276,898 and December 31, 2009, 10,323,875 shares	103	103
Additional paid-in capital	101,812	102,486
Retained earnings	163,691	143,823
Accumulated other comprehensive income, net	52,569	25,425
Total American Safety Insurance Holdings, Ltd. (ASIH, Ltd.) shareholders’ equity	318,175	271,837
Equity in non-controlling interest	4,223	3,675
Total shareholders' equity	322,398	275,512
Total liabilities and shareholders’ equity	$1,220,712	$1,147,660

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INCOME STATEMENT DATA:
Revenues:
Direct earned premiums	$55,941	$58,877	$172,659	$160,057
Assumed earned premiums	10,861	6,895	29,151	26,991
Ceded earned premiums	(13,582)	(25,791)	(58,382)	(60,798)
Net earned premiums	53,220	39,981	143,428	126,250

Net investment income	8,265	7,331	24,099	22,850
Net realized gains	560	61	2,080	298
Fee income	1,474	1,250	3,722	3,368
Other income (loss)	(260)	(40)	(230)	44
Total revenues	63,259	48,583	173,099	152,810

Expenses:
Losses and loss adjustment expenses	31,378	23,074	86,030	74,322
Acquisition expenses	12,393	7,843	31,218	26,920
Other underwriting expenses	9,996	10,366	29,672	27,682
Interest expense	586	828	2,030	2,379
Corporate and other expenses	965	651	2,431	2,076
Total expenses	55,318	42,762	151,381	133,379

Earnings before income taxes	7,941	5,821	21,718	19,431
Income taxes	635	446	1,486	1,420
Net Earnings	$7,306	$5,375	$20,232	$18,011
Less: Net earnings attributable to the non-controlling interest	104	421	360	593

Net earnings attributable to ASIH, Ltd.	$7,202	$4,954	$19,872	$17,418

Net earnings per share:
Basic	$0.70	$0.48	$1.93	$1.69
Diluted	$0.68	$0.47	$1.87	$1.65

Weighted average number of shares outstanding:
Basic	10,271,184	10,303,121	10,282,976	10,297,303
Diluted	10,612,281	10,608,138	10,615,548	10,536,027

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net earnings	$20,232	$18,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) on sale of investments	(2,080)	(298)
Depreciation expense	2,073	2,923
Stock based compensation expense	1,778	1,405
Change in deferred acquisition costs, net	(5,728)	2,659
Amortization of premiums on investments	1,007	634
Deferred income taxes	(431)	806
Change in operating assets and liabilities:
Accrued investment income	(468)	(22)
Premiums receivable	(8,350)	1,300
Reinsurance recoverable	(11,786)	(6,717)
Ceded unearned premiums	17,838	(18,754)
Funds held	4,147	12,883
Unpaid losses and loss adjustment expenses	32,508	31,302
Unearned premiums	1,885	13,078
Ceded premiums payable	4,073	(5,646)
Other liabilities	(491)	3,942
Other assets, net	(3,941)	(17,287)
Net cash provided by operating activities	$52,266	$40,219

Cash flow from investing activities:
Purchases of fixed maturities	$(222,594)	$(225,056)
Purchases of common stock	-	(183)
Proceeds from sale of fixed maturities	148,168	154,216
Proceeds from sale of equity securities	-	8,210
Decrease in short-term investments	34,069	37,287
Consideration paid for acquired companies, net	-	(3,688)
Purchase of fixed assets, net	(3,577)	(2,460)
Net cash used in investing activities	$(43,934)	$(31,674)

Cash flow from financing activities:
Stock repurchases	$(2,883)	$(430)
Proceeds from exercised stock options	442	437
Proceeds from termination of interest rate swaps	2,055	-
Net cash (used in) provided by financing activities	(386)	7

Net increase in cash and cash equivalents	7,946	8,552
Cash and cash equivalents at beginning of period	34,756	12,898

Cash and cash equivalents at end of period	$42,702	$21,450

Supplemental disclosure of cash flow information:
Income taxes paid	$30	$2,420
Interest paid	$1,820	$2,374

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net earnings	$7,306	$5,375	$20,232	$18,011

Other comprehensive income before income taxes:

Unrealized gains on securities available-for-sale	12,518	21,707	34,982	38,323

Unrealized gains (losses) on hedging transactions	(19)	(1,425)	(722)	92

Reclassification adjustment for realized gains included in net earnings	(560)	(61)	(2,080)	(298)

Total other comprehensive income before taxes	11,939	20,221	32,180	38,117

Income tax expense related to items of other comprehensive income	1,989	2,927	4,851	6,025

Other comprehensive income net of income taxes	9,950	17,294	27,329	32,092

Comprehensive income	$17,256	$22,669	$47,561	$50,103

Less: Comprehensive income attributable to the non-controlling interest	162	614	549	879

Comprehensive income attributable to ASIH, Ltd.	$17,094	$22,055	$47,012	$49,224

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

September 30, 2010
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

The results of operations for the three and nine months ended September 30, 2010, may not be indicative of the results for the fiscal year ending December 31, 2010.  These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2009.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG.  All significant intercompany balances as well as normal recurring adjustments have been eliminated.  Unless otherwise noted, all balances are presented in thousands.

Certain balance sheet and statement of operations items have been reclassified for the 2009 periods.  The presentation is consistent with the presentation for the three and nine months ended September 30, 2010, and did not result in any impact to net earnings or shareholders’ equity.

Note 2 - Investments

The amortized cost and estimated fair values of the Company’s investments at September 30, 2010, and December 31, 2009, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2010
Securities available for sale:	$69,433	$4,846	$-	$74,279
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies
States of the U.S. and political subdivisions of the states	23,472	2,086	(2)	25,556
Corporate securities	313,111	36,249	(19)	349,341
Mortgage-backed securities	235,425	9,577	(81)	244,921
Commercial mortgage-backed securities	29,212	7,208	-	36,420
Asset-backed securities	30,450	1,192	-	31,642

Total fixed maturities	$701,103	$61,158	$(102)	$762,159

Common stock	$7,582	$32	$-	$7,614

Preferred stock	$2,789	$230	$(38)	$2,981

December 31, 2009:
Securities available for sale:	$101,638	$1,936	$(316)	$103,258
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies
States of the U.S. and political subdivisions of the states	35,253	1,058	(228)	36,083
Corporate securities	260,511	13,937	(378)	274,070
Mortgage-backed securities	196,738	7,483	(537)	203,684
Commercial mortgage-backed securities	28,739	4,813	(21)	33,531
Asset-backed securities	21,034	618	-	21,652

Total fixed maturities	$643,913	$29,845	$(1,480)	$672,278

Common stock	$7,582	$-	$(63)	$7,519

Preferred stock	$3,273	$179	$(81)	$3,371

The amortized cost and estimated fair values of fixed maturities at September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value

Due in one year or less	$7,515	$7,629
Due after one year through five years	120,465	128,339
Due after five years through ten years	210,872	235,155
Due after ten years	107,949	119,739
Mortgage and asset-backed securities	254,302	271,297

Total	$701,103	$762,159

The following tables summarize the gross unrealized losses of the Company's investment portfolio as of September 30, 2010 and December 31, 2009, by category and length of time that the securities have been in a continuous unrealized loss position.

	Less then 12 Months		12 months of longer		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$-	$-	$-	$-	$-	$-
States of the US and political subdivisions of the states	-	-	1,119	(2)	1,119	(2)
Corporate securities	3,079	(19)	-	-	3,079	(19)
Commercial mortgage-backed securities	-	-	-	-	-	-
MBS	19,793	(81)	-	-	19,793	(81)
Subtotal, fixed maturities	22,872	(100)	1,119	(2)	23,991	(102)
Common stock	-	-	-	-	-	-
Preferred stock	-	-	980	(38)	980	(38)
Total temporarily impaired securities	$22,872	$(100)	$2,099	$(40)	$24,971	$(140)

	Less then 12 Months		12 months of longer		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$33,532	$(426)	$-	$-	$33,532	$(426)
States of the US and political subdivisions of the states	7,182	(90)	988	(139)	8,170	(229)
Corporate securities	30,250	(267)	-	-	30,250	(267)
Commercial mortgage-backed securities	18,895	(102)	-	-	18,895	(102)
MBS	33,045	(456)	92	-	33,137	(456)
Subtotal, fixed maturities	122,904	(1,341)	1,080	(139)	123,984	(1,480)
Common stock	-	-	2,437	(63)	2,437	(63)
Preferred stock	-	-	1,422	(81)	1,422	(81)
Total temporarily impaired securities	$122,904	$(1,341)	$4,939	$(283)	$127,843	$(1,624)

We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary.  These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC-320-10-05, Accounting for Certain Investments in Debt and Equity Securities, and related guidance.  The identification of distressed investments and the assessment of whether a decline is other-than-temporary involve significant management judgment and require evaluation of factors including but not limited to:

•	percentage decline in value and the length of time during which the decline has occurred;
•	recoverability of principal and interest;
•	market conditions;
•	ability and intent to hold the investment to recovery;
•	a pattern of continuing operating losses of the issuer;
•	rating agency actions that affect the issuer’s credit status;
•	adverse changes in the issuer’s availability of production resources, revenue sources, technological conditions; and
•	adverse changes in the issuer’s economic, regulatory, or political environment.

The Company routinely monitors and evaluates the difference between the cost and fair value of its investments.  Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary ("OTTI").  For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors.  This process is not exact and further requires consideration of risks such as credit risk and interest rate risk.  Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, impairment may not be appropriate.  For the nine months ended September 30, 2010 and 2009, the Company has not incurred any OTTI losses.

Note 3 – Segment Information

Our business segments are classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART), and assumed reinsurance (Assumed Re).  E&S includes seven products:  environmental, construction, products liability, excess, property, surety, and healthcare.  During September 2010, we added professional liability as a product line and will be underwriting business in the fourth quarter.  ART includes two business lines: specialty programs and fully funded.  In our Assumed Re division, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general, pollution, and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate, certain real property owners, landlord, and tenant risks.  Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety coverage provides payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized general and professional liability insurance solutions primarily for long-term care facilities.  We broadened our product platform during the quarter adding a professional liability underwriting team that will underwrite Directors’ and Officers’ Liability, including employment practices and fiduciary liability, and miscellaneous professional liability.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, consultants, restaurant and tavern owners, and bail bondsmen.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  Our fully funded product primarily offers general and professional liability for businesses operating in the healthcare and construction industries.

Our Assumed Redivision offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage primarily on an excess of loss basis targeting small specialty insurers, risk retention groups, and captives.  We reinsure casualty business, which includes medical malpractice, professional liability for accountants and lawyers, commercial auto liability, general liability across multiple sectors, and small participations in property catastrophe treaties.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate, and other ancillary product lines.

The Company measures geographic segments using net income, total assets, and total equity.  The reportable insurance divisions are measured by underwriting profit (loss) and pre-tax operating income.

The following table presents key financial data by segment for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$34,121	$24,847	$12,971	$(6)	$71,933
Net Written Premiums	27,423	17,063	12,258	(6)	56,738
Net Earned Premiums	26,347	15,114	11,765	(6)	53,220

Underwriting Profit (Loss)	(1,161)	736	181	(303)	(547)

Fee Income	266	1,150	57	1	1,474
Other Income (Loss)	(223)	-	-	(37)	(260)
Investment Income	5,286	1,366	1,488	125	8,265
Pre-tax Operating Income	4,168	3,252	1,726	(214)	8,932

Realized Gains					560
Interest and Holding Company Expenses					1,551
Earnings Before Income Taxes					7,941
Income Taxes					635
Net Earnings					7,306
Less: Net Earnings Attributable to the Non-controlling Interest					104
Net Earnings Attributable to ASIH, Ltd.					$7,202

Loss Ratio	57.3%	53.1%	70.2%	NM	59.0%
Expense Ratio	46.1%	34.4%	27.7%	NM	39.3%
Combined Ratio	103.4%	87.5%	97.9%	NM	98.3%

	Three Months Ended September 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$26,910	$58,593	$7,100	$-	$92,603
Net Written Premiums	19,667	11,351	7,044	-	38,062
Net Earned Premiums	22,025	11,261	6,695	-	39,981

Underwriting Profit (Loss)	(677)	167	(236)	(556)	(1,302)

Fee Income	265	939	80	(34)	1,250
Other Income (Loss)				(40)	(40)
Investment Income	5,100	1,104	905	222	7,331
Pre-tax Operating Income	4,688	2,210	749	(408)	7,239

Realized Gains					61
Interest and Holding Company Expenses					1,479
Earnings Before Income Taxes					5,821
Income Taxes					446
Net Earnings					5,375
Less: Net Earnings Attributable to the Non-controlling Interest					421
Net Earnings Attributable to ASIH, Ltd.					$4,954

Loss Ratio	56.4%	54.0%	68.9%	NM	57.7%
Expense Ratio	45.5%	36.3%	33.4%	NM	42.5%
Combined Ratio	101.9%	90.3%	102.3%	NM	100.2%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The following table presents key financial data by segment for the nine months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Nine Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$100,227	$66,966	$36,641	$(6)	$203,828
Net Written Premiums	81,251	48,501	33,539	(6)	163,285
Net Earned Premiums	72,741	39,178	31,515	(6)	143,428

Underwriting Profit (Loss)	(5,078)	1,482	1,086	(982)	(3,492)

Fee Income	615	2,854	228	25	3,722
Other Income (Loss)	(223)	-	-	(7)	(230)
Investment Income	16,120	3,634	3,753	592	24,099
Pre-tax Operating Income	11,434	7,970	5,067	(372)	24,099

Realized Gains					2,080
Interest and Holding Company Expenses					4,461
Earnings Before Income Taxes					21,718
Income Taxes					1,486
Net Earnings					20,232
Less: Net Earnings Attributable to the Non-controlling Interest					360
Net Earnings Attributable to ASIH, Ltd.					$19,872

Loss Ratio	57.7%	58.5%	67.1%	NM	60.0%
Expense Ratio	48.4%	30.4%	28.8%	NM	39.8%
Combined Ratio	106.1%	88.9%	95.9%	NM	99.8%

	Nine Months Ended September 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$85,420	$89,477	$25,327	$-	$200,224
Net Written Premiums	63,927	30,995	25,776	-	120,698
Net Earned Premiums	68,451	31,758	26,041	-	126,250

Underwriting Profit (Loss)	(2,670)	2,661	(595)	(2,070)	(2,674)

Fee Income	673	2,420	309	(34)	3,368
Other Income	-	-	-	44	44
Investment Income	16,253	3,120	2,750	727	22,850
Pre-tax Operating Income	14,256	8,201	2,464	(1,333)	23,588

Realized Gains					298
Interest and Holding Company Expenses					4,455
Earnings Before Income Taxes					19,431
Income Taxes					1,420
Net Earnings					18,011
Less: Net Earnings Attributable to the Non-controlling Interest					593
Net Earnings Attributable to ASIH, Ltd.					$17,418

Loss Ratio	57.9%	52.9%	68.8%	NM	58.9%
Expense Ratio	45.0%	31.1%	32.3%	NM	40.6%
Combined Ratio	102.9%	84.0%	101.1%	NM	99.5%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments:  the United States and Bermuda.  Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended September 30, 2010 and 2009 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2010
Income tax	$635	$-	$635
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,117	$6,085	$7,202

	United States	Bermuda	Total
September 30, 2009
Income tax	$446	$-	$446
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$676	$4,278	$4,954

The following table provides financial data about the geographic locations for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2010
Income tax	$1,486	$-	$1,486
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$3,331	$16,541	$19,872
Assets	$658,436	$562,276	$1,220,712
Equity	$111,390	$211,008	$322,398

	United States	Bermuda	Total
September 30, 2009
Income tax	$1,420	$-	$1,420
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$3,861	$13,557	$17,418
Assets	$645,965	$489,160	$1,135,125
Equity	$95,918	$175,714	$271,632

Note 4 - Income Taxes

United States federal and state income tax expense from operations consists of the following components (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$179	$(918)	$2,171	$614
Deferred	456	1,110	(431)	208
Change in valuation allowance	-	254	(254)	605

Total	$635	$446	$1,486	$1,420

Income tax expense for the periods ended June 30, 2010 and 2009 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Expected income tax expense	$2,665	$1,980	$7,262	$6,607
Foreign earned income not subject to U.S. taxation	(2,069)	(1,395)	(5,624)	(4,609)
Change in valuation allowance	-	(254)	(254)	(605)
Tax-exempt interest	(3)	(44)	(24)	(179)
State taxes and other	42	159	126	206

Total	$635	$446	$1,486	$1,420

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees.  The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years.  The Company uses the Black-Scholes option pricing model to value stock options.  The Company’s methodology for valuing stock options has not changed from December 31, 2009.  During the first nine months of 2010, the Company granted 78,775 stock options compared to 155,576 for the same period of 2009.  No options were granted for the three months ended September 30, 2010, and 20,000 options were granted for the three months ended September 30, 2009.  Stock based compensation expense related to outstanding stock options was $267 and $155 for the three months ended September 30, 2010 and 2009, respectively, and $709 and $645 for the nine months ended September 30, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  No restricted stock was granted during the three month period ending September 30, 2010.  During the first nine months of 2010, the Company granted 209,254 shares of restricted stock compared to 90,224 for the same period in 2009.  Of the restricted stock granted, 56,754 shares vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively, and 2,500 shares vest at the end of five years.  The remaining 150,000 shares cliff vest at the end of three years and are subject to performance targets.  Stock based compensation expense related to the restricted shares was $312 and $176 for the three months ended September 30, 2010 and 2009, respectively, and is reflected in net earnings as part of other underwriting expenses.  For the nine months ended September 30, 2010 and 2009, $829 and $520 were recorded as compensation expense, respectively, and is reflected in net earnings as part of other underwriting expenses.

Additionally, the Company recorded $80 in expense for both the three months ended 2010 and 2009 related to stock awards made as a portion of Director compensation.  For the nine month periods, $240 was recorded in both 2010 and 2009 related to Director compensation.

Note 6 – Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or in the absence of a principal market, the most advantageous market.  Market participants are buyers and sellers in the principal (or most advantageous) market that are independent, knowledgeable, able to transact for the asset or liability, and willing to transact for the asset or liability.

We determined the fair values of certain financial instruments based on the fair value hierarchy established in “Fair Value Measurements”, topic ASC 820-10-05.  Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value.  The inputs of these valuation techniques are categorized into three levels.  The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Our Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the reporting date.  The Company receives one quote per instrument for Level 1 inputs.

Our Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  The Company receives one quote per instrument for Level 2 inputs.

Our Level 3 inputs are valuations based on inputs that are unobservable.  Unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company receives fair value prices from its third-party investment managers who use an independent pricing service.  These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other things.  The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements.  In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of September 30, 2010.

Assets measured at fair value on a recurring basis are summarized below:

As of September 30, 2010
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$26,009	$48,270	-	$74,279
States of the U.S. and political subdivisions of the states	-	25,556	-	25,556
Corporate securities	-	349,341	-	349,341
Mortgage-backed securities	-	244,921	-	244,921
Commercial mortgage-backed securities	-	36,420	-	36,420
Asset-backed securities	-	31,642	-	31,642
Total fixed maturities	26,009	736,150	-	762,159
Equities securities	5,513	-	5,082	10,595
Short term investments	33,187	-	-	33,187

Total	$64,709	$736,150	$5,082	$805,941

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)

Level 3 Financial Instruments	Equities

Balance at December 31, 2009	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-
Included in other comprehensive income	-
Net purchases, sales & distributions	-
Net transfers in (out of) Level 3	-
Balance at September 30, 2010	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$-

There were no transfers in and out of Level 1 and 2 categories during the first nine months of 2010.

A description of the Company's inputs used to measure fair value is as follows:

Fixed maturities (Available for Sale) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.
•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
•
States of the U.S. and political subdivisions of the states are reported at fair value utilizing Level 2 inputs.  These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	Corporate securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
•	Mortgage-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
•	Commercial mortgage-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
•	Asset-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

Equity securities (Level 1) – For these securities, fair values are based on quoted market prices (unadjusted) in active markets.

Equity securities (Level 3) – For this equity fund, the Company was unable to use observable market inputs and management used assumptions that market participants might use.

As management is ultimately responsible for determining the fair value measurements for all securities, we validate prices received from our investment advisor by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value.  We review fair values for significant changes in a one-month period and security values that change in value contrary to general market movements.

Short-term investments are reported at fair value using Level 1 inputs.

Cash and cash equivalents – The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Premiums receivable – The carrying value of premiums receivable approximate fair value due to its short-term nature.

Reinsurance recoverables – The carrying value of reinsurance receivables approximate fair value.  The Company has established an allowance for bad debts associated with reinsurance balances recoverable and is primarily related to specifically identified counterparties.

Loans payable – The carrying value of those notes is a reasonable estimate of fair value.  Due to the variable interest rate of these instruments, carrying value approximates market value.

Note 7 – Credit Facility

On August 20, 2010, the Company increased its line of credit facility with Regions Bank to $20 million.  The facility is unsecured with a term that was extended through August 20, 2013.  Any principal amount outstanding under the credit facility provides for interest at Libor plus 225 basis points.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable in monthly installments.  The unsecured credit facility contains certain covenants and at September 30, 2010, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at September 30, 2010.

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

During May of 2009, the Company entered into interest rate swaps on the Trust Preferred debt that were designated as hedging instruments.  On February 12, 2010, the Company terminated these swaps resulting in a $2.1 million gain.  For accounting purposes, the gain is reported in comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt.

Note 9 – Variable Interest Entity

American Safety RRG (“RRG”) is a variable interest entity (VIE) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through contractual relationships we are the primary beneficiary of the variability in the underwriting profits of the RRG.  The Company has adopted guidance for topic ASC 810 which does not change our financial condition as the Company continues to consolidate the entity.  The assets and liabilities parenthetically noted on the face of the balance sheet, represent separate assets and liabilities of the legal entity and there is no recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between RRG and other entities under common control in the ordinary course of the business.  The equity of RRG is for the benefit of the policyholders and is considered a non-controlling interest in the equity section of the Company's consolidated balance sheet.  Should losses persist and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE.  The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	9/30/2010	12/31/2009
Investments	$6,548	$6,545
Cash and equivalents	270	54
Accrued investment income	47	50
Premiums receivable	1,319	1,058
Ceded unearned premiums	400	640
Reinsurance recoverables	13,194	13,886
Deferred acquisition costs	(35)	(22)
Other assets	1,782	1,614
Total Assets	$23,525	$23,825

Unpaid losses and loss adjustment expenses	17,696	17,733
Unearned premium	1,101	1,378
Ceded premiums payable	294	63
Funds held	211	191
Other liabilities	-	785
Total Liabilities	$19,302	$20,150

Note 10 - Sale of Subsidiary

The Company sold its subsidiary LTCIS, a brokerage operation, on September 1, 2010.  Proceeds from the sale were $500, made up of $175 paid in cash and a note receivable of $325.  The sale resulted in a loss of $222 after write-off of $718 of goodwill.

Note 11 - Accounting Pronouncements

In July 2010, the FASB issued an accounting update that enhances disclosures and requires a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses.  In addition, the amendments in the update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company is currently evaluating this update to determine the potential impact, if any, the adoption may have on its disclosures.

In October 2010, the FASB issued ASU No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, to address diversity in practice within the insurance industry regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  This guidance modifies the definition of the types of costs incurred by insurance companies that can be capitalized in the acquisition of new and renewal contracts.  This guidance specifies that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be capitalized.  ASU No. 2010-26 becomes effective for the Company beginning January 1, 2012, and would allow, but not require, retrospective application.  The Company is currently evaluating this update to determine the potential impact that adopting this standard will have on its consolidated financial statements.

Note 12 – Subsequent Events

The Company evaluated subsequent events through November 8, 2010, the filing date of this form 10Q and determined there were none.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business segments are classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART), and assumed reinsurance (Assumed Re).  E&S includes seven products:  environmental, construction, products liability, excess, property, surety, and healthcare.  During September 2010, we added professional liability as a product line and will be underwriting business in the fourth quarter.  ART includes two business products: specialty programs and fully funded.  In our Assumed Re division, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general, pollution, and professional liability coverage for contractors and consultants in the environmental remediation industry and property owners.  Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate, and certain real property owners, landlord, and tenant risks.  Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks.  Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety coverage provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized general and professional liability insurance solutions primarily for long-term care facilities.  We broadened our product platform during the quarter adding a professional liability underwriting team that will underwrite Directors’ and Officers’ Liability (“D&O”), including employment practices and fiduciary liability, and miscellaneous professional liability.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, consultants, restaurant and tavern owners, and bail bondsmen.  Fully funded policies give our insureds the ability to fund their liability exposure via a self-insurance vehicle.  Our fully funded product primarily offers general and professional liability for businesses operating in the healthcare and construction industries.

Our Assumed Re division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage primarily on an excess of loss basis targeting small specialty insurers, risk retention groups, and captives.  We reinsure casualty business, which includes general liability, commercial auto, professional liability, and workers’ compensation, as well as property catastrophe.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate, and other ancillary product lines.

For management reporting purposes, the Company allocates invested assets to its insurance and other operations and measures the insurance operations based on underwriting profit and pre-tax income.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

The following table presents key financial data by segment for the three months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Three Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$34,121	$24,847	$12,971	$(6)	$71,933
Net Written Premiums	27,423	17,063	12,258	(6)	56,738
Net Earned Premiums	26,347	15,114	11,765	(6)	53,220

Underwriting Profit (Loss)	(1,161)	736	181	(303)	(547)

Fee Income	266	1,150	57	1	1,474
Other Income (Loss)	(223)	-	-	(37)	(260)
Investment Income	5,286	1,366	1,488	125	8,265
Pre-tax Operating Income	4,168	3,252	1,726	(214)	8,932

Realized Gains					560
Interest and Holding Company Expenses					1,551
Earnings Before Income Taxes					7,941
Income Taxes					635
Net Earnings					7,306
Less: Net Earnings Attributable to the Non-controlling Interest					104
Net Earnings Attributable to ASIH, Ltd.					$7,202

Loss Ratio	57.3%	53.1%	70.2%	NM	59.0%
Expense Ratio	46.1%	34.4%	27.7%	NM	39.3%
Combined Ratio	103.4%	87.5%	97.9%	NM	98.3%

	Three Months Ended September 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$26,910	$58,593	$7,100	$-	$92,603
Net Written Premiums	19,667	11,351	7,044	-	38,062
Net Earned Premiums	22,025	11,261	6,695	-	39,981

Underwriting Profit (Loss)	(677)	167	(236)	(556)	(1,302)

Fee Income	265	939	80	(34)	1,250
Other Income (Loss)				(40)	(40)
Investment Income	5,100	1,104	905	222	7,331
Pre-tax Operating Income	4,688	2,210	749	(408)	7,239

Realized Gains					61
Interest and Holding Company Expenses					1,479
Earnings Before Income Taxes					5,821
Income Taxes					446
Net Earnings					5,375
Less: Net Earnings Attributable to the Non-controlling Interest					421
Net Earnings Attributable to ASIH, Ltd.					$4,954

Loss Ratio	56.4%	54.0%	68.9%	NM	57.7%
Expense Ratio	45.5%	36.3%	33.4%	NM	42.5%
Combined Ratio	101.9%	90.3%	102.3%	NM	100.2%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Three Months Ended September 30, 2010, compared to
Three Months Ended September 30, 2009

Net Earnings

Net earnings attributable to ASIH were $7.2 million, or $0.68 per diluted share, for the three months ended September 30, 2010, compared to $5.0 million, or $0.47 per diluted share, for the same period of 2009.  The increase in net earnings was primarily due to increased investment income and a $1.6 million receivable write-off in the three months ended September 30, 2009.  The decrease in gross written premiums for the quarter was due to the non-renewal of a specialty program within the ART division that contributed $40.9 million of gross written premium in the 2009 quarter.  That program was 100% reinsured and therefore had no impact on earned premiums.  The E&S and Assumed Re divisions both grew in the three months ended 2010 as compared to 2009.  The E&S division has continued its growth in newer product lines while the Assumed Re division has been successful in expanding its business in existing classes of business.

Combined Ratio

Our underwriting results are measured by our combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio), and, (b) the ratio of policy acquisition costs and other operating underwriting expenses net of fee income to net earned premiums (expense ratio).  A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio was 98.3%, composed of a loss ratio of 59.0% and an expense ratio of 39.3%.  The increase in the loss ratio to 59.0% from 57.7% for the same quarter in 2009 includes $0.8 million of prior year loss reserve development in the Assumed Reinsurance division which equates to 1.5% in the loss ratio.  The improvement in the expense ratio to 39.3% from 42.5% is attributable to increased net earned premiums and the impact of the receivable write-off in 2009.

Net Earned Premiums

Net earned premiums increased 33% to $53.2 million for the three months ended September 30, 2010, compared to $40.0 million for the same period of 2009.  Earned premiums increased in all three divisions during the three months ended September 30, 2010 versus 2009. The increases in E&S and Assumed Re relates to new products and penetration in existing classes discussed above. The ART division’s earned premium also increased due primarily to a dealer open lot program written in 2010 and the non-renewal of a fronting transaction written in 2009. The fronted transaction is 100% reinsured and therefore has no impact on earned premiums while the dealer open lot program written in 2010 bears underwriting risk.

Net Investment Income

Net investment income is derived from earnings on the investment portfolio net of investment expenses.  Net investment income increased to $8.3 million for the three months ended September 30, 2010, compared to $7.3 million for the same period of 2009 due to increased invested assets resulting from positive cash flow.  Average invested assets increased to $792.3 million at September 30, 2010, as compared to $735.2 million for the same period of 2009.  Pretax investment yield for the three months was 4.2% compared to 4.0% in 2009.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses were $12.4 million or 23.3% of earned premium for the three months ended September 30, 2010, as compared to $7.8 million or 19.6% of earned premium for the same period of 2009.  The percentage increase is primarily due to the non-renewal of a specialty program discussed previously which generated fronting fees in the 2009 period.

Other Underwriting Expenses

Other underwriting expenses were $10.0 million for the three months ended September 30, 2010, compared to $10.4 million for the same 2009 period.  The 2009 three month period includes a $1.6 million receivable write-off associated with the ART division.  Other underwriting expenses, exclusive of this charge, increased due to investments in technology and increased staffing associated with new business initiatives.

Income Taxes

Income tax expense for the three months ended September 30, 2010, was $0.6 million compared to $0.4 million for the same period of 2009.  The effective tax rate for the 2010 quarter was approximately 8% and is consistent with the same quarter of 2009.

The following table presents key financial data by segment for the nine months ended September 30, 2010 and 2009, respectively (dollars in thousands):

	Nine Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$100,227	$66,966	$36,641	$(6)	$203,828
Net Written Premiums	81,251	48,501	33,539	(6)	163,285
Net Earned Premiums	72,741	39,178	31,515	(6)	143,428

Underwriting Profit (Loss)	(5,078)	1,482	1,086	(982)	(3,492)

Fee Income	615	2,854	228	25	3,722
Other Income (Loss)	(223)	-	-	(7)	(230)
Investment Income	16,120	3,634	3,753	592	24,099
Pre-tax Operating Income	11,434	7,970	5,067	(372)	24,099

Realized Gains					2,080
Interest and Holding Company Expenses					4,461
Earnings Before Income Taxes					21,718
Income Taxes					1,486
Net Earnings					20,232
Less: Net Earnings Attributable to the Non-controlling Interest					360
Net Earnings Attributable to ASIH, Ltd.					$19,872

Loss Ratio	57.7%	58.5%	67.1%	NM	60.0%
Expense Ratio	48.4%	30.4%	28.8%	NM	39.8%
Combined Ratio	106.1%	88.9%	95.9%	NM	99.8%

	Nine Months Ended September 30, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$85,420	$89,477	$25,327	$-	$200,224
Net Written Premiums	63,927	30,995	25,776	-	120,698
Net Earned Premiums	68,451	31,758	26,041	-	126,250

Underwriting Profit (Loss)	(2,670)	2,661	(595)	(2,070)	(2,674)

Fee Income	673	2,420	309	(34)	3,368
Other Income	-	-	-	44	44
Investment Income	16,253	3,120	2,750	727	22,850
Pre-tax Operating Income	14,256	8,201	2,464	(1,333)	23,588

Realized Gains					298
Interest and Holding Company Expenses					4,455
Earnings Before Income Taxes					19,431
Income Taxes					1,420
Net Earnings					18,011
Less: Net Earnings Attributable to the Non-controlling Interest					593
Net Earnings Attributable to ASIH, Ltd.					$17,418

Loss Ratio	57.9%	52.9%	68.8%	NM	58.9%
Expense Ratio	45.0%	31.1%	32.3%	NM	40.6%
Combined Ratio	102.9%	84.0%	101.1%	NM	99.5%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Nine Months Ended September 30, 2010, compared to
Nine Months Ended September 30, 2009

Net Earnings

Net earnings attributable to ASIH were $19.9 million, or $1.87 per diluted share, for the nine months ended September 30, 2010, compared to $17.4 million, or $1.65 per diluted share, for the same period of 2009.  The increase in net earnings was primarily due to increased investment income and higher realized gains from sales of securities in the investment portfolio.  The increase in gross written premiums for the nine months ended September 30, 2010, as compared to the same period in 2009 was due to growth in the E&S and Assumed Re divisions partially offset by the fronting program written in the three months ended September 30, 2009, that was non-renewed in 2010. The E&S division has grown in newer product lines, the ART division underwrote a dealer open lot program in 2010 partially offsetting the non-renewed fronted program, and the Assumed Re division expanded its business in targeted classes such as medical malpractice.

Combined Ratio

The combined ratio increased to 99.8% for the nine months ended September 30, 2010, from 99.5% for the same period of 2009.  The increase was primarily attributable to an increase in the loss ratio to 60.0% for the 2010 period compared to the 2009 ratio of 58.9% due to increased property losses and unfavorable prior year loss reserve development of $1.4 million in the Assumed Re division.  The expense ratio improved to 39.8% from 40.6% primarily due to the write-off of $1.6 million in 2009 which equates to approximately 1.2% on the 2009 expense ratio. Investments in technology and personnel to support new business initiatives will increase expenses in the short term and therefore impact the expense ratio.

Net Earned Premiums

Net earned premiums increased to $143.4 million for the nine months ended September 30, 2010, compared to $126.2 million for the same period of 2009.  The increase in earned premiums is due to the increase in gross written premiums discussed previously.

Net Investment Income

Net investment income increased to $24.1 million for the nine months ended September 30, 2010, compared to $22.9 million for the same period of 2009 due primarily to increased invested assets partially offset by lower yields.  Average invested assets increased to $778.2 million at September 30, 2010, as compared to $706.7 million for the same period of 2009, due primarily to increased cash flow from operations.  Pretax investment yields were 4.1% compared to 4.3% in 2009.

Acquisition Expenses

Policy acquisition expenses are commissions paid to producers that can be partially offset by ceding commissions or fronting fees.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses increased to $31.2 million for the nine months ended September 30, 2010, as compared to $26.9 million for the same period of 2009.  As a percentage of earned premium acquisition expenses were 21.8%, a slight increase over 21.3% for 2009, primarily due to a change in business mix.

Other Underwriting Expenses

Other underwriting expenses increased 7.2% to $29.7 million for the nine months ended September 30, 2010, compared to $27.7 million for the same 2009 period, primarily due to increased staffing to support our growth initiatives in addition to increased costs related to technology investments.

Income Taxes

Income tax expense for the nine months ended September 30, 2010, was $1.5 million compared to $1.4 million for the same period of 2009.  The effective tax rate for the nine months ended September 30, 2010, was 7.0% compared to 7.5% for 2009.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations.  The Company has experienced a reduction in premium rates due to the entrance of new competitors and overall market conditions.  The Company’s primary sources of short-term cash flow are premium writings and investment income.  Short-term cash requirements relate to claims payments, reinsurance premiums, commissions, salaries, employee benefits, and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio to mitigate those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

On August 20, 2010, the Company increased its line of credit facility with Regions Bank to $20 million.  The facility is unsecured with a term that was extended through August 20, 2013 and is undrawn.

Net cash provided by operations was $52.3 million for the nine months ended September 30, 2010, compared to net cash provided by operations of $40.2 million for the same period of 2009.  The increase in cash flow from operations is primarily attributable to increased premium levels partially offset by higher paid losses resulting from increased retentions.

On March 2, 2010, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Pursuant to this authorization, the Company has repurchased a total of 155,700 shares of common stock at a cost of approximately $2.6 million through the end of the third quarter of 2010.

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

Effective October 1, 2010, the Company renewed its excess of loss reinsurance treaty on our casualty lines of business at substantially the same terms and conditions as in the prior treaty.

The Company also has catastrophe reinsurance for its open lot program.  Catastrophe reinsurance protects the Company’s net excess of $5 million.  The agreement covers $5 million excess of $5 million and $10 million excess of $10 million with 100% of the risk ceded to the reinsurers.  There is an additional $10 million excess of $20 million which cedes 76.7% to reinsurers.

Forward Looking Statements

This report contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions and new products, and the impact of new accounting standards.  Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, through its subsidiaries, is routinely party to pending or threatened litigation or arbitration disputes in the normal course of or related to its business. Based upon information presently available, in view of reserve practices and legal and other defenses available to our subsidiaries, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our financial condition or operating results.

Item 1A.  Risk Factors

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2010, the Company announced a stock repurchase program for 500,000 shares of the Company’s outstanding common stock.  To date, the Company has repurchased a total of 155,700 shares of common stock totaling approximately $2.6 for the nine months ended September 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2010.

American Safety Insurance Holdings, Ltd.

By: /s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer

Exhibit 11

American Safety Insurance Holdings, Ltd. and Subsidiaries
Computation of Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:	$7,202	$4,954	$19,872	$17,418
Earnings available to common shareholders

Weighted average common shares outstanding	10,271,184	10,303,121	10,282,976	10,297,303

Basic earnings per common share	$0.70	$0.48	$1.93	$1.69
	$7,202	$4,954	$19,872	$17,418
Diluted:
Earnings (loss) available to common shareholders

Weighted average common shares outstanding	10,271,184	10,303,121	10,282,976	10,297,303
	341,097	305,017	332,572	238,724
Weighted average common share equivalents associated with options and restricted stock
	10,612,281	10,608,138	10,615,548	10,536,027
Total weighted average common shares for diluted purposes
	$0.68	$0.47	$1.87	$1.65
Diluted earnings per common share

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

3)
Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4)
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9th, 2010	/s/ Stephen R. Crim
Stephen R. Crim
Chief Executive Officer

Exhibit 31.2

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Mark W. Haushill, certify that:

1)	I have reviewed this report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

2)
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this report;

4)
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)), for the registrant and have:

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
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize, and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 9th, 2010	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer

Exhibit 32.1

Certification Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002

The undersigned, as the Chief Executive Officer of American Safety Insurance Holdings, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2010, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Holdings, Ltd. at the dates and for the periods indicated.  The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: November 9th, 2010	/s/ Stephen R. Crim
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

Exhibit 32.2

Certification Pursuant to § 906 of the
Sarbanes-Oxley Act of 2002

The undersigned, as the Chief Financial Officer of American Safety Insurance Holdings, Ltd., certifies that, to the best of his knowledge and belief, the Quarterly Report on Form 10-Q for the period ended September 30, 2010, which accompanies this certification fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Holdings, Ltd. at the dates and for the periods indicated. The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2003 (18 U.S.C. §1350) and shall not be relied upon for any other purpose.

Date: November 9th, 2010	/s/ Mark W. Haushill
Mark W. Haushill
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