Form 10-K
period 2010-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2011-03-16
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
------------------

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
31 Queen Street 2nd Floor Hamilton, Bermuda (Address of principal executive offices)	HM 11 (Zip Code)

Registrant’s telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act.Yes ___    No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes____    No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes X     No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ___	Accelerated Filer _X___
Non-accelerated Filer ____	Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ___	No X

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2010 was $150,034,132.

The number of shares of registrant’s common stock outstanding on March 4, 2011 was 10,440,285.

Documents Incorporated by Reference: Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2011 Annual General Meeting of the Shareholders (the “2011 Proxy Statement”).

[The Remainder of this Page Intentionally Left Blank]

-  -

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

Table of Contents

PART I

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

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may”, “should”, “could”, “anticipate”, “estimate”, “expect”, “plan”, “believe”, “predict”, “potential”, and “intend”. Forward-looking statements contained in this report include information regarding our expectations with respect to pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate risks, valuations of potential interest rate shifts and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include (1) actual claims exceeding our loss reserves, (2) the failure of any of the loss limitation methods we employ, (3) the effects of emerging claims and coverage issues, (4) inability to collect reinsurance recoverables, (5) the loss of one or more key executives, (6) a decline in our ratings with rating agencies, (7) loss of business provided to us by our major brokers, (8) changes in governmental regulations or tax laws, (9) increased competition, (10) general economic conditions, (11) changes in the political environment of certain countries in which we operate or underwrite business, and (12) the other matters set forth under Item 1A, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We are a Bermuda-based specialty insurance and reinsurance holding company with U.S. insurance and offshore reinsurance operations offering solutions for specialty risks.  Through our domestic operating subsidiaries and affiliates, we market and underwrite a variety of specialty insurance products to small and medium-sized businesses in the United States.  Through our Bermuda operating subsidiaries, we offer reinsurance products primarily to U.S. and international small and medium-sized insurance companies.  We compete in three specialty divisions: excess and surplus lines ("E&S") and alternative risk transfer ("ART") in the U.S. and assumed reinsurance in Bermuda.  We offer a broad spectrum of products allowing us to provide flexibility to smaller E&S accounts generally available only to larger accounts.  ART provides access to business generated by program managers as well as the ability to offer fully funded products where the insured bears the underwriting risk and we generate fee income.  We believe that our market and specialty product focus has allowed us to develop underwriting expertise in the markets that we serve.  We utilize a solution oriented approach to underwriting while focusing on underwriting profitability.  We believe that our underwriting expertise, flexible platform and customer orientation set us apart from our competitors.  Our goal is to offer small and medium-sized businesses a broad base of specialty insurance and reinsurance products for which we can build scale and consistently produce underwriting profits.  Our reinsurance products provide insurance carriers with excess of loss coverage in targeted classes of business.

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

As opposed to the standard markets, competition in the specialty markets focuses more on expertise, flexibility and customer service, although standard markets expand or contract into and out of this business depending on market conditions.  Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, we utilize our underwriting expertise in an attempt to manage these risks appropriately.  Management considers underwriting profitability to be more important than market share.  Our customers’ insurance needs are often highly specialized and our underwriting expertise and flexibility allow for custom tailored terms and product solutions to meet their unique needs.

Markets

E&S

The E&S markets focus on hard to place risks and exposures that are not typically underwritten by the standard markets.  For our E&S lines of business, we are able to offer more flexible policy forms at unregulated premium rates, allowing us to underwrite business not adequately served by the standard markets.  Our E&S business also includes certain products offered by the admitted market.  Carriers writing in the admitted market underwrite complex risks similar to those written by E&S carriers but are licensed by the insurance regulators of the states in which they do business as admitted carriers.  We currently write portions of our environmental and specialty program business, all of our surety business, and our directors and officers liability products on an admitted basis.

Our subsidiary, American Safety Indemnity Company (“American Safety Indemnity”) and affiliate American Safety Risk Retention Group, Inc (“American Safety RRG”), provide coverages in the E&S markets.  Our subsidiaries, American Safety Casualty Insurance Company (“American Safety Casualty’) and Victore Insurance Company “(Victore”), provide coverages in the admitted portion of the E&S market.  In 2010, gross written premiums totaled $138.2 million in our E&S division.

Alternative Risk Transfer

The Alternative Risk Transfer, or ART, market provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process, who want to reduce the cost of insurance or who are unable to find adequate insurance coverage.  The ART market includes captive insurance companies and risk retention groups.  Captive insurance companies are risk sharing vehicles, formed by one interest or a group of related interests to provide insurance coverage for their business operations.  Risk retention groups are insurers owned by their policy holders that are licensed only in the state of their formation; however, through the Federal Liability Risk Retention Act, these groups are able to write insurance in all states.  These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market has traditionally been correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods.  We believe that this correlation has become less important as ART solutions have become more accessible and better managed, evidenced by an increase in the number of captive formations in both domestic and offshore domiciles, such as Vermont and Bermuda.  This continued growth has contributed to the competitive environment in the ART market.  Despite the current soft market, customers in certain industries continue to find that ART markets provide adequate, affordable coverages meeting their particular needs.

Our participation in the ART market takes two forms: as a fully funded carrier and by participating in specialty programs.  We serve as a fully funded carrier for risks that wish to essentially self-insure for which we receive fee income.  We also participate in specialty program business where we outsource the underwriting and program administration to program managers with established underwriting expertise in the particular homogenous risk covered by the program.  We receive both premium and fee income from our specialty program business.  In 2010, gross written premiums totaled $88.8 million in our ART division and recognized $3.6 million in fee income.

Assumed Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, known as the ceding company, against a portion of the insurance risks underwritten by the ceding company under one or more reinsurance contracts.  Reinsurance reduces the ceding company’s net liability on individual risks or classes of risks, provides catastrophe protection from large or multiple losses, and can provide the ceding company with additional underwriting capacity.  Reinsurance serves only to indemnify a ceding company for losses payable by the ceding company to its policyholders and, therefore does not discharge the ceding company from its liability to its policyholders.

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to reinsurers and, in response, reinsurers generally reduce rates to attract ceding companies.  Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas primarily with small specialty insurers, captives, risk retention groups and program managers with a particular focus on general liability, professional liability and medical malpractice classes of business.  We also participate in one property catastrophe reinsurance treaty.  In 2010, gross written premiums totaled $50.6 million in our assumed reinsurance division.

Our specialty insurance divisions are further categorized into: excess and surplus lines, alternative risk transfer, and assumed reinsurance.

Excess and Surplus Lines: We provide the following excess and surplus lines products:

Environmental:  General liability for various types of environmental risks including smaller market and middle market environmental contractors and consultants and environmental impairment liability.  We do not provide coverage for manufacturers or installers of products containing asbestos, but instead may insure the contractors that remediate asbestos.

The environmental risks we underwrite are as follows:

•	Environmental Contractor and Consultant Risks: general contractor pollution and/or professional liability coverage for environmental contractors and consultants, targeting two distinct markets:
o	Small market focused on environmental contractors and consultants with annual revenues below $3.0 million.
o	Middle Market – focused on environmental contractors and consultants with annual revenues above $3 million.

•	Environmental Impairment Liability: coverage for fixed site pollution liability businesses such as manufacturers, real estate, storage tank facilities and waste facilities.

Construction:  primary general liability coverage for various types of residential and commercial construction risks.

The construction risks we underwrite include:

•	Residential Construction: residential contractors, including primarily artisan contractors, subcontractors and general contractors.
•	Commercial Construction: commercial contractors, including artisan contractors, subcontractors and general contractors.
•	Other: other coverages, including general liability for building owners and equipment dealers.

Products Liability:  Products liability coverage to small and middle market manufacturers and distributors of medium hazard products, excluding certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals.

Excess:  Excess and umbrella liability coverage primarily in the construction and products liability areas, both over other carriers’ and our own primary policies.

Property:  Property and packaged property and liability focused on fire exposed premises for risks such as apartment buildings, condominiums, office buildings and hotels/motels.

Surety:  Contract performance and payment bonds to environmental contractors and construction contractors in 47 states and the District of Columbia.  To a lesser extent, we also underwrite commercial surety bonds.

Healthcare:  General and professional liability for the long-term care industry including nursing homes and assisted living facilities.

Directors and Officers Liability:  Coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; stand alone employment practices liability insurance (EPLI); and fiduciary liability.

Errors and Omissions:  Primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

Alternative Risk Transfer:  We provide the following alternative risk transfer products:

Specialty Programs.  Working through third party program managers, we target homogenous groups of specialty risks where the principal insurance coverages include either casualty (general, professional or pollution liability) or property.  Our specialty programs consist primarily of property and casualty coverages for construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners and bail bondsmen.  There were a total of 21 active programs at December 31, 2010.

Fully Funded.  Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay high insurance premiums or are unable to find adequate insurance coverage.   Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and handling of claims.  The fully funded product allows these businesses to self insure their insurance risks while still providing evidence of insurance through a self-insurance vehicle, such as our affiliated segregated account captive, American Safety Assurance, or our sponsored captive, American Safety Assurance (VT), or through another captive vehicle established by the insured.  We generally do not assume underwriting risk on these policies, but instead earn a fee for providing the insurance.  Policy limits are set based on the requirements of the insured, and the insured collateralizes up to the entire aggregate limit or estimated losses through cash, trust accounts or irrevocable letters of credit, or a combination thereof.

The aggregate policy limit caps the total damages payable under the policy, including all defense costs.  We write fully funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries.

Assumed Reinsurance.

Our subsidiary, American Safety Reinsurance, focuses on casualty reinsurance for risk retention groups, captives and small specialty insurance companies.  Business written includes medical malpractice, professional liability for accountants and lawyers, commercial auto liability, general liability across multiple sectors, and one property catastrophe treaty that provides a finite limit over the exposure period.

Runoff Lines.

When certain business lines do not meet our profit or production expectations, we take corrective actions, which may include exiting those business lines.  When we exit a business line, we no longer renew or write any new policies in that business line, although we do continue to service existing policies until they expire and administer any claims associated with those policies.  The business lines we have exited since 2002 are:

•
Workers’ Compensation.  In 1994 we began writing workers’ compensation insurance for environmental contractors.  During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the cost associated with servicing this line of business.  The claims associated with this line of business are being administered by a third party.  At December 31, 2010, we were carrying net loss reserves of $3.7 million related to this business line.

•
Excess Liability Insurance for Municipalities.  We began writing excess liability insurance for municipalities in 2000.  During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage.  At December 31, 2010, we were carrying net loss reserves of $4.8 million related to this business line.

Competition

We compete with a number of domestic and international insurance and reinsurance companies, Lloyd’s syndicates, alternative risk transfer mechanisms, risk retention groups, insurance purchasing groups and captive insurers.  Our markets are highly competitive with respect to a number of factors, including overall financial strength, pricing, breadth of coverage, product flexibility, ratings of companies by independent rating agencies, quality of service, reputation and commission rates.  We believe competition in the sectors of the market we target is fragmented and not dominated by one or more competitors.  We frequently encounter competition from other companies that insure or reinsure risks in business lines that encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share.  The companies with which we compete vary by the industries we target and the types of coverage we offer.  Our E&S business competes with companies such as RLI Corp., Navigators Group, Meadowbrook Insurance Group, W.R. Berkley Corporation and Markel Corporation.  In our ART business, we compete against companies such as Houston International Insurance Group, RLI Corp. and Philadelphia Insurance Company.  Our reinsurance competitors range from Bermuda reinsurers such as Alterra Corporation to smaller reinsurers such as Wind River Reinsurance Company (a subsidiary of Global Indemnity PLC) as well as Lloyds of London.

There are no significant barriers to entry in the areas of the property and casualty industry in which we compete.  The degree of competition at any given time is governed by a variety of factors, including market conditions and capital capacity.  We believe that the industry is currently in a soft market period, characterized by broader coverage terms, lower premiums and excess capital.  As a result, we are in a period of intensifying competition as companies attempt to utilize their capital by aggressively seeking market share, often writing policies at reduced pricing levels.  In addition, standard insurers may aggressively write specialty coverages that they would not write in more favorable markets and carriers that normally are focused on larger risks may begin to market to the medium and small risks that are the focus of our business.  We are committed to maintaining underwriting discipline and as a result, when we believe that pricing will not support our goal of underwriting profitability, we choose not to write the business.

We are focused on market segments in which we believe we have significant underwriting expertise, seeking to earn consistent margins.  Underwriting profit is a key component of our overall strategy and, in the current market conditions, underwriting expertise is critical.  We believe that our underwriting expertise, our  “A” (Excellent) rating from A.M. Best, the flexibility offered by our corporate structure, our focus on small to medium-sized risks in underserved markets and our producer relationships offer us competitive advantages in the E&S, ART and Assumed Reinsurance lines of business.

Additionally, we differentiate ourselves from our program competitors primarily in two ways.  First, we typically require the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered, which are secured by collateral.  Our Bermuda segregated account captive, American Safety Assurance, or our Vermont sponsored captive, American Safety Assurance (VT), can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk.  The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume.  Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us.  We earn fee income in addition to premium on the specialty program business that we write.

Rating

On January 10, 2011, A.M. Best, the most widely recognized insurance and reinsurance company rating agency, affirmed its rating of “A” (Excellent) with a stable outlook on a group basis of our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate.  An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best and is granted to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We have also been assigned a financial size category of Class IX by A.M. Best.  A financial size category of Class IX is assigned by A.M. Best to companies with adjusted policyholder surplus of $250 million to $500 million.

Distribution

The specific distribution channels we use vary by business line.  We market our excess and surplus products primarily through approximately 250 independent agents and brokers, which we refer to as "wholesale producers" in all 50 states and the District of Columbia.  Our ART specialty program products are distributed, either through direct solicitation of program managers with established underwriting expertise in a specialty program area or by dedicated business development professionals employed by ASI Services, Inc.  In addition, reinsurance intermediaries and brokers serve as a distribution source of program business.  Our fully funded products are marketed primarily through retail brokers, particularly those with a sophisticated understanding of the ART market.  Our assumed reinsurance subsidiary works through established reinsurance brokers in Bermuda, the United States and the United Kingdom.  As of December 31, 2010, the Company has no individual producers that generate greater than 10% of gross written premiums.

Technology

We utilize information processing systems that are an integral part of our operations.  We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing the producers of our environmental line access to our systems via the Internet.  ProStar is an online electronic submission, rating and quoting system used to process new and renewal business submissions for smaller businesses with environmental risks.  We also have integrated software packages that address underwriting, claims and forms processing functions and are a secure collection of primary data.  Our information technology department consists of twenty-eight full-time employees and is supported by third-party vendors who provide support for our existing technology platform.  We currently are engaged in a technology upgrade of our underwriting systems with the goal of consolidating, submission clearing, rating, quoting, binding and policy delivery for our E&S producers.  This upgrade will also allow us to reduce product development time, consolidate underwriting systems, and improve processing time.  Ultimately, we believe these investments in technology, and the resulting increases in efficiency, will enable us to quickly introduce or modify products, better serve customers and distributors, and provide source data for business intelligence and analytics.

Underwriting

Excess and Surplus Lines

Our underwriting staff handles the insurance underwriting functions for all excess and surplus lines products, with specific underwriting authority related to the experience and knowledge level.  Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management.  The principal factors we use for underwriting these risks include the experience of the insured, its operating history, its loss history and, in some cases, its demonstrated commitment to effective loss control and risk management practices.

Most of our senior underwriters have approximately twenty years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target.  We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies.  We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on profitability rather than premium growth.  We also enforce an internal quality control standard through periodic audits of underwriter files.

The use of customized policy forms and contract wording is an important part of our underwriting and risk control process.  This helps us limit our exposure on many of the specialty risks we insure and adequately respond to evolving claims trends in our core product lines.  Policy terms and conditions are crafted in cooperation with legal counsel to limit or restrict coverage for certain risks.  Standard, or admitted, carriers do not have the same flexibility to control policy language because they are more heavily regulated by the individual states in which they operate, and are generally required to use standard, broader insurance forms previously approved by state regulators.

Alternative Risk Transfer

In our specialty programs, we outsource the underwriting and policy administration duties to third party program managers with established underwriting expertise in the particular specialty program area.  Prior to entering into a program, we perform detailed reviews of underwriting, pricing practices, claims handling, management expertise, information systems and distribution networks.  Based on the results of these reviews, specific underwriting guidelines are developed for each program and must be adhered to by program managers.  We also perform an actuarial analysis on each program in an effort to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager.  Claims handling for these programs are either performed by our internal claims professionals or through third party administrators.  After a program is implemented, we utilize our internal underwriting, claims, and audit personnel to conduct audits of the program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established underwriting guidelines and to update our assessment of the long-term profit potential of the program.

Assumed Reinsurance

American Safety Reinsurance has a professional staff in Bermuda that includes experienced actuaries and underwriters who selectively underwrite third party assumed reinsurance business.  The Bermuda staff conducts a review of each reinsurance opportunity to determine if it meets the Company’s underwriting and profitability standards.  The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business to be ceded and an actuarial analysis of potential loss experience.  Coverage terms are proposed on opportunities that meet our underwriting standards and are crafted in a manner that we believe will generate an adequate return.  The Bermuda staff also utilizes third parties to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

Claims Management

Excess and Surplus Lines

The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation that requires a claims professional with specialized knowledge and claims management expertise.  Accordingly, we employ experienced claims professionals with broad backgrounds in resolving the types of claims that typically arise from the specialty risks we underwrite.  We believe our claims management approach, which focuses on achieving a financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise, is integral to controlling our losses and loss adjustment expenses.  We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting through frequent interaction among the claims, actuarial and underwriting staffs.

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

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our alternative risk transfer division, specifically with program managers.  We use our internal claims personnel as well as third-party administrators (TPAs) to handle the majority of the claims arising from policies written in our alternative risk transfer segment.  In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will manage the claims for the program.  By utilizing TPAs, we gain access to the required claims handling expertise in the unique business lines we underwrite.  Our selected TPAs undergo a pre-qualification process and are regularly audited.  We select TPAs with claims personnel experienced in handling claims for the types of risks typical of the specific specialty program or fully funded account.

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

Ceded Reinsurance

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued.  A ceding company may purchase reinsurance for any number of reasons, including obtaining greater underwriting capacity, to protect against catastrophic loss and to enter or withdraw from a business line.  Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount) or through a facultative (involving individual specific risk) reinsurance agreement.

We renewed our casualty reinsurance agreement effective October 1, 2010, expiring September 30, 2011.  This agreement covers American Safety Indemnity and American Safety Casualty, our U.S. insurance subsidiaries, and American Safety RRG, our non-subsidiary affiliate.

The agreement provides four areas of coverage, summarized as follows:

Casualty Reinsurance

General Liability and Programs - $500,000 excess of a $500,000 net retention, with varying portions of the risk ceded to the reinsurers and covering construction and non-construction, programs, and the casualty portion of package business lines.

Casualty Lines - $4.0 million excess of $1.0 million for the general liability contracts above, with 80% of the risk ceded to the reinsurers and covering construction, non-construction, environmental, specialty programs and casualty portion of package business lines.

Casualty Lines - $6.0 million excess of $5.0 million for the two casualty lines contracts above, with 100% of the risk ceded to the reinsurers and covering the construction, non-construction, environmental, specialty programs, casualty portion of package business lines and limits in excess of $5.0 million written in the umbrella and excess lines.

Umbrella - $5.0 million quota share placed on a cessions basis for umbrella and excess business with varying portions of the risk ceded to the reinsurers.

Property Reinsurance

Effective April 1, 2010, expiring March 31, 2011.  For core and program property business lines, the agreement covers $1.5 million excess of $500,000 and $3.0 million excess of $2.0 million, both with 100% of the risk ceded to the reinsurers subject to certain recovery limitations associated with any one occurrence.  For core property coverage above $5.0 million, our U.S. insurance subsidiaries have purchased a semi-automatic facultative facility.

Surety Reinsurance

In addition, we purchased a surety treaty effective May 1, 2010, expiring April 30, 2011.  The surety agreement covers 90% of risk for $1 million excess of $1 million, $2 million excess of $2 million, and $3.5 million excess of $4 million, and is subject to certain limitations and reinstatements.  The surety agreement provides coverage for both core surety and surety specialty program business lines.

For the year ended December 31, 2010, we ceded $54.3 million of premium (19.6% of gross premiums written) to unaffiliated third party reinsurers, as compared to $88.8 million of premium (35.0% of gross premiums written) in 2009.  Ceded reinsurance premiums from the specialty programs business line were 48.6% of the 2010 amount and 72.2% of the 2009 amount.  During 2009, we wrote a program that was 100% reinsured and accounted for $43.4 million of gross and ceded written premiums.  The program was not renewed during 2010.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds.  If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure.  We have written reinsurance security procedures that establish financial guidelines for reinsurance companies prior to reinsuring business we write.  Among these guidelines is a stipulation that reinsurance companies have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement.  The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to be below our stated requirements.  A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million. We have also established an internal reinsurance security committee, including members of senior management, which meets to discuss and monitor our reinsurance coverage and the financial security of our reinsurers.

To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts generally stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above.  These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account.  Collateral may also include our retention of amounts that we owe reinsurers for premium in the ordinary course of business.  The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2010:

Reinsurers	A.M. Best Rating (1)		Total Recoverables(2) at December 31, 2010	Collateral at December 31, 2010		Net Exposure at December 31, 2010

CastlePoint National Insurance (fka SUA Ins. Co.)	A	-	$32,839	$32,839	(3)	$-
Partner Reinsurance Co. of US	A	+	18,423	-		18,423
QBE Reinsurance Corporation	A		15,310	231		15,079
Berkley Insurance Company	A	+	11,834	-		11,834
Swiss Reinsurance America Corp.	A		9,446	-		9,446
Roundstone Insurance, Ltd.	NR		8,476	8,476		-
White Mountains Reinsurance Company	A	-	8,367	-		8,367
Munich Reinsurance America, Inc.	A	+	7,728	-		7,728
Aspen Insurance UK	A		7,136	-		7,136
AXIS Reinsurance Company	A		7,011	-		7,011
Other, net			102,083	70,385		31,698
Total reinsurance recoverables			228,653	111,931		116,722
Less valuation allowance			(6,259)	-		(6,259)

Net reinsurance recoverables			$222,394	$111,931		$110,463

(1)	The A.M. Best rating is as of February 21, 2011.
(2)	Total recoverables includes ceded recoverable amounts for paid loss and expenses, case and expense reserves, incurred but not reported reserves and ceded unearned premium.
(3)	The Company has additional collateral of $22.2 million relative to this program, which is 100% fronted, but for illustrative purposes, presents it as fully collateralized.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Premiums Written

The following table sets forth our gross written premiums and percentage of total gross written premiums by division for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008

E & S	$138,166	49.8%	$116,968	46.1%	$128,103	49.2%
Alternative Risk Transfer	88,784	32.0	103,155	40.7	79,249	30.4
Assumed Reinsurance	50,618	18.2	33,397	13.2	53,032	20.4
Runoff	(7)	-	(1)	-	-	-
Total	$277,561	100.0%	$253,519	100.0%	$260,384	100.0%

Net Premiums Written

The following table sets forth our net written premiums and the percentage of total net written premiums by division for the years ended December 31, 2010, 2009, and 2008 (dollars in thousands):

	Years Ended December 31,
	2010		2009		2008

E & S	$114,223	51.2%	$89,517	54.3%	$89,846	50.0%
Alternative Risk Transfer	62,366	27.9	39,036	23.7	43,849	24.4
Assumed Reinsurance	46,658	20.9	36,247	22.0	45,913	25.5
Runoff	(7)	-	(91)	-	257	0.1
Total	$223,240	100.0%	$164,709	100.0%	$179,865	100.0%

Combined Ratio

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses.  Underwriting results are considered profitable when the combined ratio is less than 100%.  On a GAAP basis, the combined ratio is determined by adding losses and loss adjustment expenses, acquisition expenses and other underwriting expenses, less fee income, and dividing the sum of those numbers by net earned premiums.  Our combined ratio was 100.3% in 2010, 99.4% in 2009 and 106.0% in 2008.  See “Management’s Discussion and Analysis” for further explanation.

The combined ratio of an insurance or reinsurance company measures only the underwriting results and not necessarily the profitability of the overall company.  Our reported combined ratio may fluctuate from time to time depending on our mix of business, loss trends, pricing of the business and other factors.

Losses and Loss Adjustment Expense Reserves

We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims.  An actuarial analysis is performed to estimate our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements.  In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expense payments.  The establishment of appropriate loss and loss adjustment expense reserves is an inherently uncertain process and there can be no assurances our ultimate liabilities will not vary materially.  See “Risk Factors” for a further explanation of this risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding our historical losses and loss adjustment expenses.

With respect to reported claims, reserves are established on a case-by-case or treaty basis.  The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss.  Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made.

In establishing reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on expected loss ratios, paid losses and reported losses.  The expected loss ratio method incorporates industry expected losses which are adjusted for our historical loss experience.  The loss development method relies on industry payment and reporting patterns to develop estimated losses.  The Bornhuetter-Ferguson method is a combination of the other two methods, using expected loss ratios, then applying loss payment and reporting patterns to our expected losses to produce expected IBNR losses.

All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year.  The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for the analysis on newer business lines.  Provisions for inflation are implicitly considered in the reserving process.  Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money.  Reserve calculations are reviewed regularly by management and periodically by regulators.  Our in-house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis and conducts a full review on an annual basis.  In addition, an independent third party actuarial firm annually performs a full actuarial analysis, assessing the adequacy of statutory reserves established by management.  A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed.  Statutory reserves are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements.  Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

As of December 31, 2010 our net reserves totaled $453.1 million.  Approximately $300.9 million, or 66.4%, of our net reserves, related to our E & S lines division, $69.9 million, or 15.4%, of our net reserves were attributable to our ART division, $72.5 million, or 16.0%, of our net reserves were related to our assumed reinsurance division and the balance of our net reserves, $9.8 million, or 2.2%, was related to our runoff division.

The net carried reserves at December 31, 2010, 2009, and 2008 were as follows (dollars in thousands):

	Years ended December 31,
	2010		2009		2008
E & S	$300,908	66.4%	$291,741	69.4%	$287,207	73.0%
Alternative Risk Transfer	69,884	15.4	63,175	15.0	51,163	13.0
Assumed Reinsurance	72,506	16.0	53,183	12.7	40,913	10.4
Runoff	9,753	2.2	12,265	2.9	14,026	3.6
TOTAL	$453,051	100.0%	$420,364	100.0%	$393,309	100.0%

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses reserve liability balances on a GAAP basis for the years indicated:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Gross reserves, beginning of year	$616,444	$586,647	$504,779
Ceded reserves, beginning of year	196,080	193,338	175,481
Net reserves, beginning of year	420,364	393,309	329,298

Incurred related to:
Current accident year	119,939	102,163	104,752
Prior accident years	356	(4,517)	5,394
Total incurred	120,295	97,646	110,146

Claim payments related to:
Current accident year(1)	13,302	5,980	1,011
Prior accident years	74,306	64,611	45,124
Total claim payments	87,608	70,591	46,135

Net reserves, end of year	453,051	420,364	393,309
Ceded reserves, end of year	196,590	196,080	193,338
Gross reserves, end of year	$649,641	$616,444	$586,647

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2010, 2009 and 2008 occurred in the following business lines:

	Years Ended December 31,
	2010	2009	2008
(Favorable) Unfavorable	(dollars in thousands)
E & S
Environmental	$6,683	$1,455	$5,202
Construction	(9,917)	(14,065)	-
Other	837	-	-
	(2,397)	(12,610)	5,202

Alternative Risk Transfer	2,666	1,554	(1,913)
Assumed Reinsurance	1,448	5,679	-
Runoff	(1,361)	860	2,105
Total	$356	$(4,517)	$5,394

The $2.4 million of favorable development in the E&S division resulted from $9.9 million of favorable development in the construction product (not construction defect) that was partially offset by unfavorable development in the environmental, property, and healthcare products.  The $2.7 million of unfavorable development in the ART division was attributable primarily to professional liability and habitational products while the assumed reinsurance adverse development related primarily to two professional liability treaties.

Favorable development recognized in 2009 with respect to prior accident years was primarily in the E&S division.  Construction general liability business, excluding construction defect, for accident years 2006 and prior, recognized favorable development of $14.1 million, which was offset by adverse development in the ART and Reinsurance division.  The development within the ART division was primarily attributable to a discontinued program.  The development for the Assumed Re division was primarily attributable to one D&O contract written in 2007 that we terminated in 2008.

The 2008 prior year adverse reserve development primarily relates to environmental contractors business written in New York between 2002 and 2006.  The adverse development in the runoff line relates to increased estimates of workers’ compensation claims related to site cleanup activities following the 9/11/01 terrorist attack.  Also during 2008 we recognized favorable development of $1.9 million within the ART division primarily attributable to the pest control business.

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 2000 through 2010.  The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses.  In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year.  The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities.  The estimates change as more information becomes known about the frequency and severity of claims for individual years.  A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate.  The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31, (1) (dollars in thousands)
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Gross reserves	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641
Re-estimated at 12/31/10	143,517	290,552	347,831	412,518	451,362	472,148	483,197	530,749	578,533	612,172
Cumulative redundancy (deficiency) on gross reserves	(93,008)	(153,161)	(168,667)	(182,414)	(130,324)	(78,655)	(43,524)	(25,970)	8,114	4,272
Ceded reserves	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590
Re-estimated at 12/31/10	109,047	196,916	209,012	241,500	238,544	228,244	204,068	202,427	189,740
Cumulative deficiency on ceded reserves	(81,858)	(107,259)	(99,469)	(126,439)	(101,546)	(68,729)	(42,922)	(26,946)	3,598
Net reserves for unpaid losses and loss adjustment expenses	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051
Net Reserves re-estimated at December 31:
1 year later	24,837	49,469	74,857	129,445	186,646	236,576	280,739	334,692	388,792	420,720
2 years later	26,853	53,912	93,943	144,083	193,597	251,775	288,812	328,322	390,360
3 years later	29,242	67,072	106,264	148,386	216,849	252,806	279,129	327,915
4 years later	28,708	75,899	109,016	171,037	219,644	243,904	272,931
5 years later	30,235	78,072	136,423	175,485	212,818	244,758
6 years later	32,987	89,762	140,726	171,019	225,127
7 years later	33,445	93,617	138,820	190,331
8 years later	33,480	93,635	153,036
9 years later	34,470	106,483
10 years later	44,078
Cumulative redundancy (deficiency) on net reserves	(20,758)	(58,749)	(83,415)	(75,288)	(41,087)	(10,780)	5,596	1,383	2,949	(356)
Cumulative amount of net liability paid through December 31:
1 year later	10,514	15,406	17,873	21,939	31,967	41,821	36,406	45,125	64,611	74,306
2 years later	15,865	28,577	35,642	48,426	70,241	74,163	76,794	88,746	122,318
3 years later	22,750	38,290	55,094	77,685	96,786	106,874	112,550	131,736
4 years later	24,131	47,756	72,668	94,761	122,570	134,061	144,690
5 years later	25,739	56,123	83,599	112,380	144,174	158,317
6 years later	27,992	60,193	97,479	128,397	164,612
7 years later	30,081	68,862	110,465	142,341
8 years later	31,400	75,902	121,271
9 years later	33,416	82,483
10 years later	34,822

Net reserves December 31	23,320	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051
Ceded Reserves	27,189	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590
Gross Reserves	$50,509	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641

(1)	Years ended December 31, 2001 through 2010 include the consolidated values of American Safety RRG, our non-subsidiary affiliate.

The cumulative redundancy (deficiency), on a calendar year basis above, is driven by the following:
1.	Accident years 2002 and prior developed adversely by approximately $87.8 million and relates to surety, construction, environmental and runoff lines of business.
2.
Accident years 2003 through 2006, developed favorably across current lines of business by approximately $64.2 million primarily due to the construction general liability (not construction defect) line of business.

3.
Accident years 2007 and 2008, developed adversely by approximately $10.2 million primarily due to the assumed reinsurance line of business and professional liability business written in the ART division.

Investments

The Company’s investment portfolio is managed for the preservation of principal, with due consideration for income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by an independent, nationally recognized investment management company pursuant to the investment policies and guidelines established by management and approved by our Board of Directors.  We have investment policies which limit the maximum duration and set target levels for the average duration of the entire portfolio.  The duration target for our investment portfolio takes into account the need to manage the portfolio to produce cash flow to cover operational needs while allowing flexibility to manage our assets.  Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any asset class.  The guidelines further limit the amount that may be invested by issuer credit rating.  Additionally, we use specific criteria to judge the credit quality of our investments and use a variety of credit rating services to monitor these criteria.  In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities.  Our investment portfolio consists primarily of government and government agency securities, asset and mortgage backed securities, and high quality marketable corporate securities which are rated investment grade or better.  We also invest in common and preferred securities that represented 2.5% of our year-end shareholders’ equity.  At December 31, 2010, we had $2.9 million invested in dividend paying preferred stocks.

Pursuant to our investment guidelines, we have general limitations on the type of investments including prohibitions on investments in certain types of securities, credit quality limitations and duration requirements without prior approval from management or the Board of Directors.  See “Risk Factors” for a description of risks associated with our investment portfolio.

At December 31, 2010 and 2009, the fair value of our cash and invested assets totaled approximately $856.8 million and $785.2 million, respectively, and were classified as follows:

Type of Investment	Fair Value at December 31, 2010	Amortized Cost At December 31, 2010	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$98,514	$98,514	12.1%
Fixed maturity securities:
U.S. Government Securities	73,774	70,796	8.7
States of the U.S. and political subdivisions	24,026	23,463	2.9
Mortgage-backed securities	242,719	234,137	28.8
Commercial mortgage-backed securities	35,561	29,123	3.6
Asset-backed securities	34,611	33,884	4.2
Corporate securities	339,559	314,995	38.7
Subtotal	750,250	706,398	86.9
Common and preferred stocks	7,993	7,871	1.0
Total	$856,757	$812,783	100.0%

Type of Investment	Fair Value At December 31, 2009	Amortized Cost At December 31, 2009	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$102,013	$102,013	13.5%
Fixed maturity securities:
U.S. government securities	103,258	101,638	13.4
States of the U.S. and political subdivisions	36,083	35,253	4.7
Mortgage-backed securities	203,684	196,738	26.0
Commercial mortgage-backed securities	33,531	28,739	3.8
Asset-backed securities	21,652	21,034	2.8
Corporate securities	274,070	260,511	34.4
Subtotal	672,278	643,913	85.1
Common and preferred stocks	10,890	10,304	1.4
Total	$785,181	$756,230	100.0%

The fair value of our fixed maturity securities portfolio (excluding cash and short-term investments), classified by rating, as of December 31, 2010 and 2009 were as follows:

S&P/Moody's Rating	Fair Value at December 31, 2010	Amortized Cost at December 31, 2010	Percent of Fair Value Total

AAA/Aaa (including U.S. Treasuries of $29,021)	$400,430	$381,583	53.4%
AA/Aa	37,720	35,056	5.0
A/A	237,910	219,526	31.7
BBB/Baa	74,111	70,157	9.9
Less than BBB/Baa (1)	79	76	-
Total	$750,250	$706,398	100.0%

S&P/Moody's Rating	Fair Value at December 31, 2009	Amortized Cost at December 31, 2009	Percent of Fair Value Total

AAA/Aaa (including U.S. Treasuries of $35,720)	$388,261	$373,812	58.1%
AA/Aa	36,386	34,705	5.4
A/A	203,024	192,614	29.9
BBB/Baa	44,513	42,690	6.6
Less than BBB/Baa (1)	94	92	-
Total	$672,278	$643,913	100.0%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual statutory financial statements.  The NAIC assigns designations to publicly traded as well as privately placed securities.  The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality.  As of December 31, 2010, virtually all portfolios of our U.S. insurance subsidiaries were invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The maturity distribution of our fixed maturity portfolio (excluding cash short-term investments), as of December 31, 2010, based on stated maturity dates with no prepayment assumptions, was as follows:

Maturity	Fair Value	Amortized Cost
	(dollars in thousands)
Due in one year or less	$10,154	$10,033
Due from one to five years	135,805	129,021
Due from five to ten years	204,227	188,565
Due after ten years	118,952	107,038
Mortgage and asset-backed securities	281,112	271,741
Total	$750,250	$706,398

Our mortgage and asset-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans.  All of our mortgage-backed securities are fixed income securities issued by FNMA, FHLMA or GNMA and are therefore explicitly guaranteed (GNMA) by the U.S. government or implicitly guaranteed (FNMA/FHLMA) by the U.S. government.

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

We transferred our book of environmental insurance business previously written in Bermuda to American Safety RRG in 1988 to allow us to write that insurance on a domestic basis.  Prior to October 2006, our insurance subsidiaries participated in the ongoing business of American Safety RRG through a pooling agreement (whereby we retained 75% of the premiums and risk).  Effective October 1, 2006, American Safety RRG entered into a 90% quota share agreement with American Safety Re.  Effective July 15, 2009, the quota share with American Safety Re was amended to 80%.

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

AS Insurance Services has developed many of our primary insurance and reinsurance programs.  Since 1990, AS Insurance Services has served as the program manager for American Safety RRG, providing it with program management, underwriting, and through its subsidiary, American Safety Claims Services, Inc. (ASCS), claims services.  American Safety Administrative Services (ASAS) provides marketing, accounting, legal and other administrative services to American Safety RRG.  In each case, these services are provided pursuant to guidelines and procedures established by the Board of Directors of American Safety RRG.

Our subsidiary, ASAS, provides other services to our U.S. insurance subsidiaries, to American Safety RRG and to our Bermuda insurance subsidiaries, including:

▪	legal services;
▪	Accounting, actuarial and finance services;
▪	human resources services; and
▪	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to producers.

Our subsidiary, American Safety Claims Services, Inc. (ASCS) provides claims administration services for the handling of claims, and the supervision of claims adjusters and TPAs and payment of claims to our US insurance subsidiaries and American Safety RRG.

Regulatory Environment

Insurance Regulation Generally

Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance.  Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters.  In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty, American Safety Indemnity and American Safety Assurance (Vermont) are all subject to examination by state regulatory examiners generally every three years.  A state regulatory examination for American Safety Casualty, American Safety Indemnity and Victore Insurance Company was commenced by the Oklahoma Department of Insurance in August 2010 covering the two-year period ended December 31, 2009. Vermont conducted an examination of American Safety RRG for the three-year period ended December 31, 2008.  American Safety Assurance (VT) was formed in 2008 and therefore will be subject to examinations in the future.

Although the federal government does not directly regulate the business of insurance in the U.S., federal initiatives often affect the insurance business in a variety of ways.  The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities.  Various new regulatory standards have been adopted and proposed in recent years.  The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities.  The statutory surplus is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP.  The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred policy acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain reinsurance recoverables.

Bermuda Regulation

Our Bermuda subsidiaries that conduct reinsurance business, American Safety Reinsurance, Ltd. (“ASRe”) and American Safety Assurance, Ltd., are subject to regulation under The Insurance Act 1978, as amended, of Bermuda and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”).  ASRe and American Safety Assurance, Ltd. are registered insurers under the Bermuda Act.

The Bermuda Act requires, among other things, Bermuda insurance companies to meet and maintain certain standards of solvency, to file periodic reports in accordance with the Bermuda Statutory Accounting Rules, to produce annual audited financial statements, to maintain a minimum level of statutory capital and surplus and to adhere to an Insurance Company Code of Conduct promulgated by the Bermuda Monetary Authority.  In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency capital requirements of the Bermuda Act.  Furthermore, the Supervisor is granted powers to supervise, investigate and intervene in the affairs of insurance companies.

Bermuda has adopted the Bermuda Solvency Capital Requirement (the “BSCR”) model, which is a risk based capital model introduced by the Bermuda Monetary Authority (the “BMA”).  The BSCR measures risk and determines enhanced capital requirements and a target capital level.  As a Class 3 reinsurer, ASRe is not currently subject to the requirements of the BCSR.  Any change in ASRe’s classification as a Class 3 Reinsurer would subject ASRe to the enhanced capital requirements of the BSCR.

All Bermuda insurers will be required to comply with the BMA’s Insurance Code of Conduct which establishes duties, requirements and standards to be complied with under the Bermuda Act.  The deadline for compliance with the Insurance Code of Conduct is currently anticipated to be July 1, 2011.  Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Bermuda Act.

Neither American Safety Insurance Holdings, Ltd., ASRe, nor American Safety Assurance, Ltd. is registered or licensed as an insurance company in any state or jurisdiction in the U.S.

U.S. Regulation

As a Bermuda insurance holding company, we do not conduct business in the U.S.  Our four U.S. insurance subsidiaries’ operations and the operations of our non-subsidiary affiliate are subject to state regulation where each is domiciled.  In addition, our US insurance subsidiaries are subject to varying degrees of state regulation where each writes insurance.

We acquired American Safety Casualty, a U.S. property and casualty insurance company domiciled in Delaware, in 1993.  During 2007 American Safety Casualty was re-domesticated from Delaware to Oklahoma.  American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia.  American Safety Casualty is subject to regulation and examination by the Oklahoma Insurance Department and the other states in which it is an admitted insurer.  The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty.  Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.  Because of the volume of premium written in California, American Safety Casualty is deemed, for purposes of California law, to be domiciled in California, which places similar additional restrictions on its operations.

American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which its direct premiums are written.  Under these regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds.  American Safety Casualty is also required to participate in state insolvency funds which are designed to protect insureds or insurers that become unable to pay claims due to an insurer’s insolvency.  Assessments made against insurers participating in these funds are usually based on gross written premiums in the state by a participating insurer, as a percentage of total gross written premiums in the state by all participating insurers.

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

Because American Safety Indemnity is an excess and surplus lines insurer, its premium rates are not filed and approved with the various state insurance departments, but certain requirements regarding the types of insurance written by excess and surplus lines insurers still must be met.  Generally, excess and surplus lines insurers may only write coverage that is not available in the “admitted” market and strict guidelines regarding the coverages are set forth in various state statutes.  Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located.  Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if admitted insurers become insolvent and are unable to pay claims.  While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be approved to write the type of insurance in the states where its surplus business lines insurance is written.  The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

We acquired Victore, a U.S. surety company domiciled in Oklahoma in 2009.  Victore is licensed as a property and casualty insurer in Oklahoma and is subject to regulation and examination by the Oklahoma Department of Insurance.

The Risk Retention Act allows the establishment of risk retention groups to insure certain liability risks of its members.  The statute applies only to commercial liability insurance and does not permit coverage for liability for personal injury, damage to property or workers’ compensation.

The Risk Retention Act and Title 8 of the “Vermont Captive Act” requires that each insured of American Safety RRG be a shareholder.  Each insured is required to purchase one share of American Safety RRG’s common stock upon acceptance as an insured.  There is no trading market for the shares of common stock of American Safety RRG and each share is restricted as to transfer.  If and when a holder of American Safety RRG common stock ceases to be an insured, whether voluntarily or involuntarily, that holder’s share of common stock is automatically canceled and that person is no longer a shareholder of American Safety RRG.  The ownership interests of members in a risk retention group are considered to be exempt securities for purposes of the registration provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and are likewise not considered securities for purposes of any state securities law.

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

American Safety Casualty, American Safety Indemnity, Victore and American Safety RRG are required to comply with NAIC risk-based capital (“RBC”) requirements.  RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile.  The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.  State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

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

Employees

At December 31, 2010, we employed 206 persons, none of whom were represented by a labor union.

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

On January 10, 2011, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of our U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate.  A. M. Best also affirmed the rating outlook of stable.  An “A” (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

Some policyholders are required to obtain insurance coverage from insurance companies that have an “A-” (Excellent) rating or higher from A.M. Best.  Additionally, many producers are prohibited from placing insurance or reinsurance with companies that are rated below “A-” (Excellent) by A.M. Best.  A.M. Best assigns ratings that represent an independent opinion of a company’s ability to meet its obligations to policyholders that is of concern primarily to policyholders, brokers and agents, and its rating and outlook should not be considered an investment recommendation.  Because A.M. Best continually monitors companies with regard to their ratings, our ratings could change at any time, and any downgrade of our current rating may impair our ability to sell insurance policies, provide reinsurance coverage, and, ultimately, our financial condition and operating results.

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

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries.  As a result of our diversification efforts, for the year ended December 31, 2010, approximately 25% of our gross written premiums were written in these two industries compared to 24% for 2009.  Our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries.  Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims.  Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims.  These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation.  Our in-house actuarial staff reviews the reserves of our selected lines on a quarterly basis and conducts a full actuarial analysis annually.  In addition, an independent third party actuarial firm performs an actuarial analysis annually, which includes assessing the adequacy of loss and loss adjustment expense reserves.

Notwithstanding these efforts, the establishment of adequate reserves for losses and loss adjustment expenses is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries we underwrite where extensive historical data may not exist or where the risks insured are long-tail in nature, in that claims that have occurred may not be reported to us for long periods of time (such as construction defect claims).  Therefore, traditional actuarial analysis may be inapplicable or less reliable.  Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we have increased or intend to increase our risk retention.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds.  If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure.  As a result, we are subject to credit risk with respect to our reinsurers.  The total amount of reinsurance recoverables at December 31, 2010 was $198 million (which includes ceded unearned premiums), or 62.2% of shareholders’ equity.  Of this amount, $74.4 million, or approximately 37.6% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound.  We have reinsurance security procedures that establish financial requirements for reinsurance companies prior to reinsuring business we write.  Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance unless sufficient collateral has been provided at the time we enter into our reinsurance agreement.  A financial size category of Class IX is assigned by A.M. Best to companies with adjusted policyholder surplus of $250 million to $500 million.  We have also established an internal reinsurance security committee, including members of senior management, which meets quarterly to discuss and approve reinsurance security and evaluate reinsurance recoverables.  To protect against our reinsurers' potential inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above.  These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account.  In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

As of December 31, 2010, we had exposure to our reinsurers of $222.4 million, consisting of reinsurance recoverables on unpaid losses, reinsurance recoverables on paid losses and unearned premiums.  Our net exposure (after collateral) to our reinsurers totaled $110.5 million as of December 31, 2010.  Included are balances from reinsurance counterparties that may no longer carry a financial strength rating and therefore could present a higher default risk.

Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected.  As of December 31, 2010, our largest net exposure to any one reinsurer was approximately $18.4 million from Partner Reinsurance Company which is rated A+ by A. M. Best Company.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 250 independent insurance agents and brokers, which we refer to as producers.  These producers are not obligated to promote our products and may sell competitors’ products.  Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers.  The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results.  As of December 31, 2010, the Company has no individual producers that generate greater than 10% of gross written premiums.

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

Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the Company selling fewer policies than expected and/or an increase in premium defaults which, in turn, could affect the company’s growth and profitability.

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

We derive a significant portion of our net earnings from our invested assets.  As a result, our operating results depend in part on the performance of our investment portfolio.  As of the year ended December 31, 2010, the fair value of our investment portfolio was $818.5 million and net investment income derived from these assets was $32.1 million.  We also incurred net realized gains of $2.3 million in 2010.  Our investment portfolio is subject to various risks, including:

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

Our investment portfolio is managed by an independent, nationally recognized investment management firm, in accordance with detailed investment policies and guidelines established by management and approved by the Board of Directors, that stress preservation of principal with due consideration for income targets and the Company’s overall asset/liability strategy.  If our investment portfolios are not appropriately matched with the respective insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to fund these liabilities.  This might occur, for instance, in the event of a large or unexpected claim or series of claims.  Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For more information about our investment portfolio, see “Business-Investments.”

We rely upon the successful and uninterrupted functioning of our information technology, information processing and telecommunication systems.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems.  We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments, and facilitate premium collections and policy cancellations.  These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development.  We have a highly trained staff that is committed to the continual development and maintenance of these systems.  However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business.  Because our information technology, information processing and telecommunications systems interface with and depend on third party systems, we could experience service denials if demand for this service exceeds capacity or if the third party systems fail or experience interruptions.  If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner.  There can be no guarantee that these systems can effectively support our continued growth.  Additionally, some of our systems are not fully redundant, and our disaster recovery planning does not account for all eventualities, which could adversely affect our business.  Our current technology initiatives may not provide us with the ability to leverage fixed costs as much as anticipated which could affect our financial results.

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

American Safety Insurance Holdings, Ltd., its reinsurance subsidiary, ASRe and its segregated account captive, American Safety Assurance, are organized in Bermuda.  Under current U.S. tax law, American Safety Insurance Holdings, Ltd., ASRe and American Safety Assurance are operated in a manner such that they should not be subject to U.S. tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on some types of U.S. source investment income) because none of these companies should be treated as engaged in a trade or business within the U.S. (and, in the case of ASRe and American Safety Assurance, to be doing business through a permanent establishment within the U.S.).  However, because there is considerable uncertainty as to the activities that constitute being engaged in a trade or business within the U.S. (and what constitutes a permanent establishment under the income tax treaty between the U.S. and Bermuda (the “Bermuda Treaty”) as well as the entitlement of ASRe and American Safety Assurance to treaty benefits), there can be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not contend successfully that American Safety Insurance Holdings, Ltd., ASRe and/or American Safety Assurance is engaged in a trade or business in the U.S. (or that ASRe or American Safety Assurance is carrying on business through a permanent establishment in the U.S.).

If any of American Safety Insurance Holdings, Ltd., ASRe or American Safety Assurance were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. corporate income  taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected.

Changes in U.S. federal income tax law could materially adversely affect us.

Legislation has been introduced in the U.S. Congress from time to time intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. operations.  Changes in federal income tax law could be enacted by the current Congress or future Congresses that could have an adverse impact on our results of operations.

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

If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed.  In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income.  Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2010 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.  If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected.  The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form.  It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect.  The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII.  Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

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

American Safety Insurance Holdings, Ltd., American Safety Reinsurance, and American Safety Assurance may become subject to Bermuda taxes in the future.

Bermuda currently imposes no income taxes on corporations. American Safety Insurance, American Safety Re and American Safety Assurance have received an assurance from the Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 2011 of Bermuda,(the “Tax Protection Act”), that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to American Safety Insurance, American Safety Re or American Safety Assurance until 2035.  No assurance can be given that American Safety Insurance, American Safety Re or American Safety Assurance will not be subject to any Bermuda tax after that date.

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

We are subject to claims arising out of catastrophes that may have a significant effect on the results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure through the underwriting process and the purchase of reinsurance protection, a catastrophe or series of catastrophes could have a material adverse impact on our results of operations and/or financial condition. We have exposure to catastrophe in all the product divisions: including but not limited to the following: From our E&S division, we underwrite property that is potentially exposed to catastrophe losses. Through our assumed reinsurance division we are exposed to catastrophes (hurricane and earthquake) worldwide but have participated with a finite limit during the treaty period.  In our ART division’s dealer open lot program is catastrophe exposed and this risk has been reinsured subject to our net retention and aggregate limit.

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

The property and casualty insurance industry has historically been a cyclical industry consisting of both “hard market” periods and “soft market” periods.  The excess and surplus lines market historically has tended to move in response to the underwriting cycles in the standard insurance market.  Hard market periods are characterized by shortages of underwriting capacity, limited availability of capital, less competition and higher premium rates.  Typically, during hard markets, as rates increase and coverage terms become more restrictive, business shifts from the standard insurance market to the excess and surplus lines market as standard insurance market carriers rely on traditional underwriting techniques and focus on their core business lines.  In soft markets, business shifts from the excess and surplus lines market to the standard insurance market as standard insurance market carriers tend to change underwriting standards and seek to expand market share by moving into business lines traditionally characterized as “surplus lines.”

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

Insurance Regulation.  Our primary insurance and reinsurance subsidiaries, as well as our non-subsidiary risk retention group affiliate, are subject to regulation under applicable insurance statutes of the jurisdictions in which they are domiciled or licensed and write insurance.  This regulation may limit our ability to, or speed with which we can, effectively respond to market opportunities and may require us to incur significant annual regulatory compliance expenditures.  Insurance regulation is intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies.  Insurance regulation relates to authorized business lines, capital and surplus requirements, types and amounts of investments, underwriting limitations, trade practices, policy forms, claims practices, mandated participation in shared markets, loss reserve adequacy, insurer solvency, transactions with related parties, changes in control, payment of dividends and a variety of other financial and non-financial components of an insurance company’s business.  For instance, our domestic insurance subsidiaries are subject to risk-based capital, or RBC, restrictions. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile.  The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required.  State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.  Any changes in insurance laws and regulations could materially adversely affect our operating results.  For example, the Dodd-Frank Act, enacted in July 2010, created the Federal Insurance Office (“FIO”) within the Treasury Department.  The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system.  The FIO also has the authority to recommend changes to state insurance laws and regulations.  We are unable to predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations.  In addition, the National Association of Insurance Commissioners (the “NAIC”) is considering the adoption of all or part of Solvency II, including minimum capital requirements that could be in excess of our minimum capital requirements established by current state regulations.  If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted.    Bermuda has adopted the Bermuda Solvency Requirement (the “BSCR”) model, which is a risk based capital model introduced by the Bermuda Monetary Authority (the “BMA”).  The BSCR measures risk and determines enhanced capital requirements and a target capital level.  As a Class 3 reinsurer, ASRe is not currently subject to the requirements of the BCSR.  Any change in ASRe’s classification as a Class 3 Reinsurer would subject ASRe to the enhanced capital requirements of the BCSR and could materially impact our operating results.  We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

Dividend Regulation.  Like other insurance holding companies, American Safety Insurance relies on dividends from its insurance subsidiaries to be able to fulfill its financial obligations.  The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries.  As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to fulfill their other financial obligations.  Additionally, as a Bermuda holding company, American Safety Insurance is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments.  Under the Companies Act 1981, of Bermuda (“the Companies Act”) insurance holding companies may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts.  We do not anticipate paying cash dividends on the Common Shares in the near future.

Environmental Regulation.  Environmental remediation activities and other environmental risks are heavily regulated by both federal and state governments.  Environmental regulation is continually evolving, and changes in the regulatory patterns at federal and state levels may have a significant effect upon potential claims against our insureds and us.  These changes also may affect the demand for the types of insurance offered by us and the availability or cost of reinsurance.  We are unable to predict what additional laws and regulations, if any, affecting environmental remediation activities and other environmental risks may be promulgated in the future, how they might be applied, and what their impact might be.

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

Item 4.                      Removed and Reserved

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI.”  As of March 4, 2011, there were approximately 643 holders of the Company’s common shares.  The closing price on March 4, 2011 was $20.67.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2010	High	Low	Close
First Quarter	$16.81	$13.26	$16.59
Second Quarter	16.90	14.50	15.72
Third Quarter	16.65	15.11	16.34
Fourth Quarter	22.40	16.20	21.38

Fiscal Year Ended December 31, 2009	High	Low	Close
First Quarter	$14.35	$8.44	$11.51
Second Quarter	14.54	9.75	13.61
Third Quarter	17.44	12.38	15.80
Fourth Quarter	17.21	13.41	14.45

Dividends

The Company did not pay any cash dividends during fiscal years 2010 and 2009.  Payment of cash dividends in the future will be periodically reviewed by the Board of Directors.  As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

Repurchase of Common Stock

On March 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Pursuant to this authorization, the Company has repurchased a total of 155,700 shares at a cost of approximately $2.6 million through March 10, 2011.

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

	Years Ended December 31

	2010		2009		2008		2007		2006
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross written premiums	$277,561		$253,519		$260,384		$218,370		$239,607
Net written premiums	223,240		164,709		179,865		150,001		157,268
Net earned premiums	200,733		168,517		174,471		148,793		146,756
Fee income earned	4,631		5,448		2,632		2,145		1,685
Net investment income	32,138		30,554		29,591		30,268		21,766
Net realized gains (losses)	2,251		163		(14,348)		(311)		1,190
Total revenue	239,310		204,733		192,322		180,961		171,439
Losses and loss adjustment expenses incurred	120,295		97,646		110,146		91,184		92,329
Acquisition expenses	43,485		37,203		43,484		28,872		27,378
Other underwriting expenses	42,158		38,073		33,882		26,952		25,043
Real estate expenses	-		-		(2,747)		326		381
Earnings before income taxes	28,426		24,866		341		28,929		22,846
Net earnings attributable to American Safety Insurance Holdings, Ltd	30,508		24,325		310		28,192		20,532
Net earnings per share:
Basic	$2.96		$2.36		$0.03		$2.65		$2.35
Diluted	$2.87		$2.30		$0.03		$2.56		$2.26
Common shares used in computing net basic earnings per share	10,303		10,308		10,459		10,648		8,730
Common shares and common share equivalents used in computing net diluted earnings per share	10,646		10,558		10,686		10,997		9,095
Balance Sheet Data (at end of period):
Total investments excluding real estate	$818,450		$750,425		$673,739		$617,211		$551,158
Total assets	1,221,253		1,147,660		1,026,364		934,009		847,131
Unpaid losses and loss adjustment expenses	649,641		616,444		586,647		504,779		439,673
Unearned premiums	128,981		124,189		122,259		111,459		115,198
Loans payable	39,183		36,328		38,932		38,646		38,139
Total liabilities	902,719		872,148		806,236		701,622		647,805
Total shareholders’ equity	318,534		275,512		220,128		232,387		199,325
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	59.9%		57.9%		63.1%		61.3%		62.9%
Expense ratio (2)	40.4%		41.5%		42.9%		36.1%		34.6%
Combined ratio (3)	100.3%		99.4%		106.0%		97.4%		97.5%

Other Data:
Return on average shareholders’ equity (4)	10.9%		10.8%		6.6%		13.5%		12.4%
Debt to total capitalization ratio (5)	11.1%		11.8%		15.2%		14.4%		16.3%
Net written premiums to equity (6)	0.7	X	0.6	X	0.8	X	0.7	X	0.8	X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net earned premiums.

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

(4)
Return on average shareholders’ equity:  Return on average shareholders’ equity is the ratio, expressed as a percentage, of net earnings, excluding realized gains and losses, net of tax, to the average of the beginning of period and end of period total shareholders’ equity, excluding accumulated other comprehensive income.

(5)
Debt to total capitalization ratio:  The debt to total capitalization ratio, is the ratio, expressed as a percentage, of total debt to the sum of total debt and shareholders’ equity.  The Company’s total debt consists solely of trust preferred loans payable.

(6)	Net written premiums to equity: The net written premiums to equity is the ratio of net written premiums to the total shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We segregate our business into two segments:  insurance operations and other.  The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S consists of eight product lines:  property, environmental, construction, products liability, excess, surety, healthcare, and professional liability.  ART consists of two product lines: specialty programs and fully funded.  Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers.  Other includes lines of business that we no longer underwrite (run-off) as well as real estate and other ancillary product lines.  Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S division we provide property and general liability coverage across specialty classes of business.  Our environmental business provides general, professional and pollution liability to contractors, consultants and property owners.  Construction provides commercial general liability insurance coverages for residential and commercial contractors.  Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.  Excess and umbrella provides liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs facilitate the offering of insurance to homogeneous niche groups through third party program managers.  Our fully funded business allows insureds to self-insure their risks where collateral is required for which we generate fee income.  We are paid a fee to front this business.

In our Assumed Re division, the Company provides traditional specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers with a focus on small specialty insurers, risk retention groups and captives focused on medical malpractice, general liability, professional liability, and one property catastrophe program.

The Other segment consists of the Company’s investment in real estate which was essentially completed in 2005, and lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities and certain commercial lines.

The Company measures all segments using net earnings.  The reportable insurance operations divisions are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses.  Assets are not allocated to the reportable insurance operations segments.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and should be read in conjunction with “Business” and “Risk Factors,” and our consolidated financial statements and the related notes included elsewhere in this report.  All amounts and percentages are rounded.

Consolidated Results of Operations

Net earnings for the year of $30.5 million, or $2.87 per diluted share, includes a $2.1 million tax benefit primarily due to the reversal of the remaining valuation allowance established in 2008.  Loss and loss adjustment expenses of $120.3 million include unfavorable development on prior years’ loss reserves totaling approximately $0.4 million and includes: favorable development of $2.4 million in E&S, unfavorable development of $2.7 million in ART, unfavorable development of $1.5 million in assumed reinsurance, and favorable development of $1.4 million in run-off.

Other underwriting expenses of $42.2 million include a $2.5 million charge increasing the reinsurance balances receivable allowance for doubtful accounts.  Fee income of $4.6 million as compared to $5.4 million for 2009 and investment income increased to $32.1 million from $30.6 million in 2009.  Fee income decreased due to market conditions and investment income increased due to cash flow from operations offsetting lower yields as compared to 2009.  Additionally 2010 includes $2.3 million in realized gains as compared to $.2 million in 2009.

Net earnings for 2009 of $24.3 million, or $2.30 per diluted share, includes net favorable development recognized in 2009 with respect to prior accident years of $4.5 million.  The E&S division recognized favorable development of $12.6 million, which was partially offset by adverse development in ART of $1.5 million and the assumed reinsurance unfavorable development of $5.7 million  Additionally, the tax provision includes a $0.9 million benefit representing a partial reversal of the valuation allowance established in 2008 for realized investment losses.

The following table sets forth the Company’s consolidated premium and total revenue information:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Net earned premiums:
Excess and Surplus	$102,907	$91,970	$92,976
Alternative Risk Transfer	53,752	40,612	38,695
Assumed Reinsurance	44,081	36,026	42,544
Runoff	(7)	(91)	256
Total Net Earned Premiums	$200,733	$168,517	$174,471

Net investment income	32,138	30,554	29,591
Net realized gains (losses)	2,251	163	(14,348)
Fee Income	4,631	5,448	2,632
Other income	(443)	51	(24)

Total Revenues	$239,310	$204,733	$192,322

The following table sets forth the Company’s consolidated expenses:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses incurred	$120,295	$97,646	$110,146
Acquisition expenses	43,485	37,203	43,484
Interest expense	2,677	3,193	3,163
Other underwriting expenses	42,158	38,073	33,882
Corporate and other expenses	2,826	3,375	153
Total expenses	$211,441	$179,490	$190,828

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Insurance operations:
Loss & loss adjustment expense ratio	59.9%	57.9%	63.1%
Expense ratio	40.4%	41.5%	42.9%
Combined ratio	100.3%	99.4%	106.0%

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The combined ratio for 2010 was 100.3% with an increase in the loss ratio offsetting an improvement in the expense ratio.  The 2010 loss ratio increased to 59.9% compared to 57.9% in 2009 while the expense ratio decreased from 41.5% to 40.4% in 2010.  The loss ratio increased as a result of prior accident year loss reserve development discussed under “Loss and Loss Adjustment Expenses” and higher than expected property losses in 2010 within the E&S and ART divisions.  The reduction in the expense ratio is primarily due to economies of scale associated with the growth in premiums which was partially offset by lower fee income.

Net Earned Premiums

Net earned premiums totaled $200.7 in 2010 compared to $168.5 million in 2009, an increase of 19.1%.  E&S totaled $102.9 million, an 11.8% increase from $92.0 million the same period in 2009; ART added $13.1 million, a 32.4% increase over the 2009 period; Assumed Reinsurance totaled $44.1 million, a 22.4% increase from 2009.  The increase in earned premium for the E&S lines division was due to continued growth in newer product lines added since 2006 such as property, surety, excess and products liability, and professional liability.  The Alternative Risk Transfer division's increase in net earned premium was due primarily to the addition of a dealer open lot program.  The Assumed Reinsurance division's increase in net earned premium was due to continued penetration in targeted classes of business such as medical malpractice, professional liability, and general liability.

Fee Income

Fee income earned decreased 15% to $4.6 million for the year ended December 31, 2010 compared to $5.4 million for 2009 due to less opportunity in the risk transfer market and the sale of a wholly owned agency subsidiary in 2010 that produced fee income during all of 2009.

Net Investment Income

Net investment income increased 5.2% to $32.1 million for the year ended December 31, 2010 compared to $30.6 million for 2009 due to increased average invested assets generated by operating cash flow of $59.6 million.  Yield compression during 2010 impacted investment income as cash flow and portfolio maturities were reinvested at lower rates.  Average invested assets increased to $784.4 million as of December 31, 2010 from $712.1 million as of December 31, 2009.  The average pre-tax investment yield decreased to 4.1% for 2010 from 4.3% for 2009.

Net Realized Gains (Losses)

Net realized gains for the period ended December 31, 2010 were $2.3 million as compared to $.2 million in 2009.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $120.3 million, or 59.9%, of net earned premiums for the year ended December 31, 2010 compared to $97.6 million and 57.9% in 2009.  2010 results include $0.4 million of development to prior year loss reserves as shown below.

The table below sets forth the prior year reserve development for the years ended December 31, 2010 and 2009 (dollars in millions):

	Years Ended December 31,
(Favorable) Unfavorable	2010	2009
E & S	$(2.4)	$(12.6)
Alternative Risk Transfer	2.7	1.5
Reinsurance	1.5	5.7
Runoff	(1.4)	0.9
Total	$0.4	$(4.5)

The $2.4 million of favorable development in the E&S division resulted from $9.9 million of favorable development in the construction product (not construction defect) that was partially offset by unfavorable development in the environmental, property, and healthcare products.  The $2.7 million of unfavorable development in the ART division was attributable primarily to professional liability and habitational products while the assumed reinsurance adverse development related primarily to two professional liability treaties.

Favorable development recognized in 2009 with respect to prior accident years was primarily in the E&S division.  Construction general liability business, excluding construction defect, for accident years 2006 and prior, recognized favorable development of $14.1 million, which was offset by adverse development in the ART and Reinsurance division.  The development within the ART division was primarily attributable to a discontinued program.  The development for the Assumed Re division was primarily attributable to one D&O contract written in 2007 that we terminated in 2008.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Policy acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers.  Policy acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses increased to $43.5 million for the year ended December 31, 2010 as compared to $37.2 million for the same period of 2009, but, as a percentage of net earned premiums, decreased to 21.7% for the year ended December 31, 2010 compared to 22.1% for the same period of 2009.  The dollar increase year over year is the result of growth in gross written premiums in 2010 as compared to 2009 while the percentage decrease is primarily attributable to reduced reinsurance costs and higher retentions.

Corporate and Other Underwriting Expenses

Corporate and other underwriting expenses increased 10.7% to $45.0 million for the year ended December 31, 2010, compared to $41.4 million for the same 2009 period.  Payroll increased primarily due to the addition of new underwriting teams.  Other underwriting expenses increased as a result of the increase in the reinsurance recoverable allowance by $2.5 million.

Income taxes

Income tax expense totaled $(2.1) million, or (6.9%), and $0.5 million, or 2.2%, of pre-tax earnings for the years ended December 31, 2010 and 2009, respectively.  In 2010, $1.6 million of the remaining valuation allowance established in 2008 was reversed.  Additionally, as shown below, a larger percentage of our earnings for 2010 were generated in Bermuda.

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda.  Significant differences exist in the regulatory environment in each country.  The table below depicts the Company’s operations by geographic location for the years ended December 31, 2010 and 2009 (dollars in thousands):

December 31, 2010	U.S.	Bermuda	Total
Income Tax	$(2,082)	$-	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd	$918	$29,590	$30,508
Assets	$652,108	$569,145	$1,221,253
Equity	$99,372	$219,162	$318,534

December 31, 2009	U.S.	Bermuda	Total
Income Tax	$541	$-	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd	$4,000	$20,325	$24,325
Assets	$602,629	$545,031	$1,147,660
Equity	$94,384	$181,128	$275,512

Net Earnings.  Net earnings from Bermuda operations increased to $29.6 million for the year ended December 31, 2010, compared to $20.3 million for 2009, due to improved loss ratios in the Bermuda operations.  The U.S. operations net earnings of $0.9 million for the year ended December 31, 2010, compared to $4.0 million for 2009.  In 2010, the U.S. operations incurred a $2.2 million charge related to reinsurance balances recoverable in addition to the loss reserve development in the ART division.

Assets.  Assets attributable to the Bermuda operations increased to $569.1 million at the end of 2010 compared to $545.0 million at the end of 2009.  This increase is primarily due to cash flow from operations and increased market values of investments.  Assets attributable to the U.S. operations at the end of 2010 increased to $652.1 million as compared to $602.6 million at the end of 2009 due to positive cash flow from operations for 2010 and increased market values of investments.

Equity.  Equity in the Bermuda operations was $219.2 million at the end of 2010 compared to $181.1 million at the end of 2009.  The increase is due to net earnings coupled with an increase in net unrealized gains associated with the investment portfolio.  Equity of U.S. operations increased to $99.4 million at the end of 2010 from $94.4 million at December 31, 2009 primarily due to net unrealized gains in the investment portfolio and 2010 net earnings.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The combined ratio for 2009 was 99.4% with improvements in both the loss ratio and expense ratio. The 2009 loss ratio improved to 57.9% compared to 63.1% in 2008 while the 2009 expense ratio was 41.5% compared to 42.9% in 2008.  The loss ratio improved due to favorable development on prior accident loss reserves of $4.5 million compared to unfavorable development of $5.4 million in 2008.  See “Loss and Loss Adjustment Expenses” discussion.  The reduction in expense ratio is primarily due to lower acquisition costs in our assumed reinsurance business due to a shift in business to excess of loss from quota share, as well as increased fee income.

Net Earned Premiums

Net earned premiums totaled $168.5 million in 2009, compared to $174.5 million in 2008.  E&S totaled $92.0 million, a slight decrease from the same period in 2008; ART totaled $40.6 million, a 5% increase over the 2008 period; Assumed Reinsurance totaled $36.2 million, a 15.3% decrease from 2008. The decrease in earned premium for the Excess and Surplus lines division was due to market conditions where pricing was increasingly competitive resulting in reduced gross written premiums. The Alternative Risk Transfer division's increase in earned premium was due to new programs. The Assumed Reinsurance division's decrease in earned premium was due to a business mix shift from quota share to excess of loss. Excess of loss reinsurance generally results in less premium to the reinsurer.

Fee Income

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

The table below sets forth the prior year reserve development for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Years Ended December 31,
(Favorable) Unfavorable	2009		2008
E & S		$(12.6)	$5.2
Alternative Risk Transfer		1.5	(1.9)
Reinsurance		5.7	-
Runoff		0.9	2.1
Total	$	(4.5)	$5.4

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

Corporate and Other Underwriting Expenses

Corporate and other underwriting expenses increased 21.8% to $41.4 million for the year ended December 31, 2009, compared to $34.0 million for the same 2008 period.  Payroll expense increased primarily due to the 2009 incentive compensation expense of $2.5 million. In 2008 management did not accrue any incentive compensation. Other underwriting expenses increased to $15.4 million due to a $1.6 million bad debt write-off related to a legacy program.  The increase in corporate and other expenses to $3.4 million was due to an adjustment made in 2008 for $2.8 million, reducing a warranty liability established in 2004 associated with our former real estate project in Florida.

Income taxes

Income tax expense totaled $0.5 million or 2.2% and $0.03 million, or 9.0% of pre-tax earnings for the years ended December 31, 2009 and 2008, respectively.  The lower tax rate in 2009 is primarily a result of the reduction of the valuation allowance established in 2008 for capital losses on investments by $0.9 million.

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

Net Earnings.  Net earnings from Bermuda operations increased to $20.3 million for the year ended December 31, 2009, compared to $7.2 million for 2008, due primarily to 2008 realized losses on investments of $7.3 million, as well as lower underwriting profit in 2008.  The U.S. operations had net earnings of $4.0 million for the year ended December 31, 2009, compared to a net loss of $6.9 million for 2008, primarily due to realized gains on investments in 2009 of $2.7 million, compared to 2008 realized losses of $7.0 million.

Assets.  Assets attributable to the Bermuda operations increased to $545.0 million at the end of 2009 compared to $428.6 million at the end of 2008.  This increase is primarily due to earnings from operations and increased market value of investment assets.  Assets attributable to the U.S. operations at the end of 2009 increased to $602.6 million as compared to $597.7 million at the end of 2008 due to earnings for 2009.

Equity.  Equity of the Bermuda operations was $181.1 million at the end of 2009 compared to $136.6 million at the end of 2008 due primarily to unrealized gains in the investment portfolio.  Equity of U.S. operations increased to $94.4 million at the end of 2009 from $83.5 million at December 31, 2008 due to unrealized gains in the investment portfolio.

Fair Value Measurements

As management is ultimately responsible for determining the fair value measurements for all securities, we selectively validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate prices deemed not to be representative of fair value.  Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2010
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$29,021	$721,229	$-	$750,250
Equities securities	2,911	-	5,082	7,993
Short term investments	60,207	-	-	60,207

Total	$92,139	$721,229	$5,082	$818,450

Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3) (dollars in thousands)
	Fixed Maturities	Equities
Level 3 Financial Instruments

Balance at December 31, 2009	$-	$5,082
Total gains (losses) (realized/unrealized):	-	-
Included in earnings	-	-
Included in other comprehensive income	-	-
Net purchases, sales & distributions	-	-
Net transfers in (out of) Level 3	-	-
Balance at December 31, 2010	$-	$5,082

Change in net unrealized gains relating to assets still held at reporting date	-	-

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

After a review of the individual securities in the investment portfolio, the Company did not record net realized losses due to other-than-temporary-impairment on one fixed maturity.  The analysis to determine other-than-temporary-impairment was completed on all securities with additional focus on securities with unrealized losses greater than 30% of book value and securities whose unrealized loss was greater than 20% of book value for more than three months.

Liquidity and Capital Resources

The Company meets its cash requirements and finances its growth principally through cash flows generated from operations. The Company’s primary sources of short-term cash flow are premium writings and investment income.  The Company has experienced both a reduction in premium rates due to competition and overall market conditions and a reduction in investment yields due to declines in interest rates.  Short-term cash requirements relate to claims payments, reinsurance payments, commissions, salaries, employee benefits and other operating expenses.  Due to the uncertainty regarding the timing and amount of settlements of unpaid claims, the Company’s future liquidity requirements may vary; therefore, the Company has structured its investment portfolio maturities to mitigate the variations in those factors.  The Company believes its current cash flows are sufficient for the short-term needs of its business and its invested assets are sufficient for the long-term needs of its insurance business.

Net cash provided by operations was $59.6 million for the year ended December 31, 2010 and $53.3 million for the year ended December 31, 2009.  The cash flow from operations increased in 2010 compared to 2009 primarily due to increased premium writings.

Net cash used in investing activities was $56.4 million for the year ended December 31, 2010, compared to net cash used in investing activities of $31.5 million for the same period of 2009.  The increase in net cash used in investing activities was primarily due to cash generated from operations being invested.

Our ability to pay future dividends to shareholders will depend, to a significant degree, on the ability of our subsidiaries to generate earnings from which to pay dividends.  The jurisdictions in which we and our insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers.  The Company has not paid dividends in the past and does not anticipate paying dividends on the common shares in the near future.

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2010 were:

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Loans Payable	$39,183	$-	$-	$-	$39,183
Interest (1)	39,518	2,649	4,491	2,994	29,384
Operating leases	6,244	1,497	4,407	340	-
Gross loss reserves (2)	649,641	119,187	176,848	93,214	260,392
Total contractual obligations	$734,587	$123,333	$185,746	$96,548	$328,959

(1) The above table includes all interest payments through the expiration of debt instruments.  All amounts are reflected based on final maturity dates.  Variable rate interest obligations are estimated based on current interest rates.  As a result of applying interest rates based on the current LIBOR rate plus the contractual spread for each capital trust, the interest rates were 4.5%, 4.2% and 3.7% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively as of December 31, 2010.  These rates are used to calculate the variable interest rate obligations through maturity.

(2) The above table includes the expected settlement of our gross loss reserves.  The Company relies on reinsurance to reduce current risk exposures.  The expected payout of gross loss reserves net of reinsurance recoverables is as follows:  total $453.1 million; $85.6 million less than a year; $122.5 million 1-3 years, $64.6 million; 3-5 years and $180.4 million; more than 5 years.  More information about our unpaid loss and loss adjustment expenses appears in Note 13 to our consolidated financial statements.

For these purposes, routine purchases of services, including insurance, that are expected to be used in the ordinary course of the Company’s business have been excluded.  More information about our contractual obligations appears in Notes 8 and 12 to our consolidated financial statements.

Recent Accounting Pronouncements

See Note 1(m), “Summary of Significant Accounting Polices,” to the Company’s consolidated financial statements included herein for a discussion on recent accounting pronouncements.

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

At December 31, 2010, mortgage backed securities comprised 28.3% of the entire portfolio.  All mortgage backed securities are issued by agencies of the U.S. Government or government sponsored entities.  The Company's investment in corporate debt securities totaled $339.6 million, or 39.6% of the entire portfolio, with $154.4 million in the industrial sector, $121.8 million in the financial sector, $57.2 million in utilities and $6.2 million in other securities.  U.S. Government securities were 8.6% of the total portfolio.

Reserves.  Claims made policies provide coverage for claims that are incurred and reported during the policy period.  Occurrence form policies provide coverage for claims that occur during the policy period regardless of when they are reported.  Certain of our insurance policies and reinsurance assumed are occurrence policies and therefore may be subject to claims brought years after an incident has occurred or the policy period has ended.  We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims.  An actuarial analysis is performed annually to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements.  In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments.  It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary materially from the projections.

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

Short-tail business is generally characterized by the industry as business for which claims are received and settled within one year.  Total net reserves for short tail business as generally defined by the industry, as of December 31, 2010 were approximately 2.5% of total net reserves.  In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Because the Company’s loss reserves are primarily comprised of long-tail business, current year ultimate losses are developed using mostly the expected loss ratio method.  The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business.  The expected loss ratio is determined based on the review of the projected ultimate loss ratios for similar risks from the prior years.  At December 31, 2010 the carried loss and loss adjustment expense reserves for accident years prior to 2007 were determined largely based on the indications produced by the Bornhuetter-Ferguson method or loss development factor method because of the additional claims experience gained as the business line matures.

On a quarterly basis, the Company’s internal actuary performs a review of our major lines of business.  The evaluation entails the examination of our current actuarial assumptions compared to actual claim activity.  If there is a material deviation from actual emerged losses and the actuarially determined expected losses, further research is completed to determine the cause.  Discussions with the claims staff and the underwriting staff relative to these deviations, in some cases, reveal trends that warrant modifications of the current assumptions about loss development patterns and or expected loss ratios.

As part of our year-end process, the Company has an external actuarial firm review the analysis prepared by our internal actuary and issues an actuarial opinion on the insurance operating companies’ carried loss and loss adjustment expense reserves.

The carried gross loss reserves by division are as follows (in thousands of dollars):

December 31, 2010
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$53,691	$201,856	$18,606	$106,154	$380,307
ART	46,848	62,364	8,855	57,706	175,773
Assumed Reinsurance	24,489	43,626	528	10,906	79,549
Runoff	5,881	4,308	355	3,468	14,012

Total	$130,909	$312,154	$28,344	$178,234	$649,641

December 31, 2009
	Loss		Loss Adjustment		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$44,904	$187,837	$15,367	$125,225	$373,333
ART	32,872	74,073	10,390	49,382	166,717
Assumed Reinsurance	14,984	35,844	38	8,961	59,827
Runoff	8,556	4,527	466	3,018	16,567

Total	$101,316	$302,281	$26,261	$186,586	$616,444

E&S

Construction:  In addition to evaluating the loss reserves on all exposures on a combined basis the actuarial staff evaluates reserves for each of the following exclusive categories:  (1) construction defect claims in California; (2) construction defect in all other states; (3) commercial and residential contractors claims other than construction defects; (4) claims in New York state; (5) claims from product liability exposures; (6) claims from habitational risks; and (7) claims from miscellaneous risks.

Construction defect claims in general have a higher frequency, a lower severity and a longer reporting period than other types of claims.  The construction defect exposures in California were analyzed separately from other states because of the state’s relatively longer statute which makes the claim reporting period longer, and the litigious environment, which potentially increases the per claim cost.  The Company wrote New York commercial contractor risks in 1999, 2000 and 2001.  Due to the short amount of time we wrote this business and the higher severity with respect to these New York claims, the reserves for these exposures are estimated separately.  Products liability claims tend to be severe and can be reported over an extended period.

Environmental:  Most exposures involved common types of bodily injury and property damage claims.  These claims tend to be reported sooner but take longer to settle because often times multiple parties are involved in a claim.  The loss development patterns and the expected loss ratios are estimated based on our internal trend analysis.

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2010.  The key assumptions among them were the expected loss ratios and loss development patterns.  If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves.  The effect of any specific assumptions can vary by accident year and line of business.  We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2010.  The tests addressed each major line of business for which a material deviation to the overall reserve position is possible and used what we believed was a reasonably likely range of potential deviation for each line of business.  If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of possible deviation of the net carried reserves for each division at December 31, 2010 (in thousands of dollars):

		Possible Amount Change From The Carried Reserves		Possible Percentage Change From The Carried Reserves
	Net Carried Reserves	(Decrease)	Increase	(Decrease)	Increase

E & S Lines:	$300,908	$(40,700)	$43,900	(14.0)%	15.0%
ART	69,884	(15,649)	16,049	(22.0)	23.0
Reinsurance	72,506	(18,852)	24,652	(26.0)	34.0
Runoff	9,753	(1,951)	1,951	(20.0)	20.0
Total Net Reserves	$453,051	$(77,152)	$86,552	(17.0)%	19.0%

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

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (in thousands of dollars):

	Years Ended December 31,
	2010	2009	2008

Shareholders’ equity as reported	$318,534	$275,512	$220,128
Net effects of reinsurance	(24,444)	11,993	(1,665)
Shareholders’ equity without reinsurance	294,090	$287,505	$218,463
Net earnings attributable to American Safety Insurance Holdings, Ltd	$30,508	$24,325	$310
Effects of reinsurance	(24,444)	11,993	(1,665)
Net earnings attributable to American Safety Insurance Holdings, Ltd without reinsurance	$6,064	$36,318	$(1,355)
Net cash flow from operations	$(44,996)	$28,782	$7,295

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

Recognition of Premium Income.  Our premiums are primarily estimated based upon the annual revenues of the underlying insureds or other factors specific to the class of business.  Additional or return premiums are recognized for differences between provisional premiums billed and ultimate premiums due when a final audit is complete after the policy has expired.  Our premiums are earned ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying coverages.  The Company reviews the collectibility of its premium receivables on a quarterly basis.

Income Taxes

We are incorporated under the laws of Bermuda and, under current Bermuda law, are not obligated to pay taxes in Bermuda based upon income or capital gains.  We have received an undertaking from the Minister of Finance in Bermuda pursuant to the provisions of The Exempted Undertakings Tax Protection Act 1966, which exempts us and our shareholders, other than shareholders ordinarily resident in Bermuda, from any Bermuda taxes computed on profits, income or any capital asset, gain or appreciation, or any tax in the nature of estate, duty or inheritance until 2035.  Exclusive of our United States subsidiaries, we do not consider ourselves to be engaged in a trade or business in the United States and accordingly, do not expect to be subject to direct United States income taxation.  Our U.S. subsidiaries are subject to taxation in the United States.

Impact of Inflation

Property and casualty insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such amounts, is known.  Substantial future increases in inflation could result in increased interest rates, which, in turn, are likely to result in a decline in the market value of the Company’s investment portfolio and result in unrealized losses and/or reductions in shareholders’ equity.  Inflation can also impact our ultimate losses and we consider such in evaluating our loss and loss adjustment expense reserves.  However, inflation could materially impact our financial results.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices.  Our consolidated balance sheets include assets whose estimated fair values are subject to market risk.  The primary market risks to us are interest rate and credit risk associated with our investments.  We have no direct commodity or foreign exchange risk as of December 31, 2010.  The estimated fair value of our investment portfolio at December 31, 2010 was $818.5 million, of which 99% was invested in fixed maturities and short-term investments and 1% was invested in equities.

Interest Rate Risk.  Our fixed income holdings are invested predominantly in high quality government, corporate, asset backed and municipal bonds with relatively short durations.  The fixed income portfolio is exposed to interest rate fluctuations; assuming all other factors remain constant as interest rates rise, their fair values decline and as interest rates fall, their fair values rise.  The changes in the fair market value of the fixed rate portfolio are presented as a component of shareholders’ equity in accumulated other comprehensive income, net of taxes.

We work to manage the impact of interest rate fluctuations on our fixed income portfolio.  The effective duration of the fixed income portfolio is managed with consideration given to the estimated payout timing of our liabilities.  We have investment policies which limit the maximum duration within the portfolio and set target levels for average duration of the entire portfolio.  For additional information on our investments and investment policies, see “Business—Investments.”

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2010.  The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value at December 31, 2010	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments, cash and cash equivalents)	$848,764	200bp decrease	$911,501	19.9%
		100bp decrease	882,160	10.6%
		100bp increase	812,899	(11.4)%
		200bp increase	776,513	(22.9)%

Credit Risk.  We invest primarily in debt securities, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions.  We require that all securities be rated investment grade at the time of purchase.  We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria.  For additional information on our investments and our investment criteria, see “Business - Investments.”

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

The financial statements of the Company have been audited by BDO USA, LLP, an independent registered public accounting firm.  Its accompanying report is based upon an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2010, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

/s/ Stephen R. Crim	/s/ Mark W. Haushill
Stephen R. Crim	Mark W. Haushill
President and Chief Executive Officer	Chief Financial Officer
Item 9B. Other Information None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 11.  Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2011 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements, Schedules.

A. Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:
-	Reports of BDO USA, LLP, Independent Registered Public Accounting Firm

-	Consolidated Balance Sheets at December 31, 2010 and 2009

-	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

-	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

-	Consolidated Statements of Cash Flow for the Years Ended December 31, 2010, 2009 and 2008

-	Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2010, 2009 and 2008

-	Notes to Consolidated Financial Statements

-	Selected Quarterly Financial Data

2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

Schedule/Exhibit Number	Page
Schedule II - Condensed Financial Statements (Parent only)	111
Schedule III – Supplemental Information	113
Schedule IV – Reinsurance	114

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

10.13+
Employment Agreement between American Safety Insurance Services, Inc. and Mark W. Haushill. [incorporated by reference to Exhibit 10.13 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2010 (File No. 001-14795)].

10.14
Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 [(File No. 001-14795)].

11	Computation of Earnings Per Share.
12	Ratio of Earnings to Fixed Charges.
14	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14 to Form 10K of American Safety Insurance Holdings, Ltd. For the year ended December 31, 2003 (File No. 001-14795)].
21	Subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

+Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 16, 2011.

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
Marilyn V. Hirsch

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of  the three years in the period  ended December 31, 2010.  We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2010.  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related schedules present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2011

 AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands except per share data)

	December 31,
Assets	2010	2009
Investments available-for-sale:
Fixed maturity securities, at fair value (including $5,419 and $5,384 from VIE)	$750,250	$672,278
Common stock, at fair value	5,082	7,519
Preferred stock, at fair value	2,911	3,371
Short-term investments, at fair value (including $3,083 and $1,161 from VIE)	60,207	67,257
Total investments	818,450	750,425

Cash and cash equivalents (including $759 and $54 from VIE)	38,307	34,756
Accrued investment income (including $54 and $50 from VIE)	7,174	6,305
Premiums receivable (including $1,116 and $1,058 from VIE)	32,470	21,515
Ceded unearned premium (including $286 and $640 from VIE)	24,380	41,616
Reinsurance recoverable (including $4,291 and $13,886 from VIE)	198,014	200,764
Deferred income taxes	5,922	5,647
Deferred policy acquisition costs (including $(38) and $(22) from VIE)	22,142	16,228
Property, plant and equipment, net	13,013	10,833
Goodwill	9,317	11,083
Other assets (including $0 and $1,614 from VIE)	52,064	48,488

Total assets	$1,221,253	$1,147,660

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $9,710 and $17,733 from VIE)	$649,641	$616,444
Unearned premiums (including $945 and $1,378 from VIE)	128,981	124,189
Ceded premiums payable (including $434 and $63 from VIE)	11,496	10,930
Funds held (including $248 and $191 from VIE)	55,917	48,378
Securities payable	-	18,790
Other Liabilities (including $427 and $785 from VIE)	17,501	17,089
Loans payable	39,183	36,328
Total liabilities	$902,719	$872,148

continued on next page

Consolidated Balance Sheets (continued)
(dollars in thousands except per share data)

	December 31,
	2010	2009
Shareholders’ equity:	$-	$-
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	-	-
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2010, 10,386,519 shares and at December 31, 2009, 10,323,875 shares	104	103
Additional paid-in capital	102,768	102,486
Retained earnings	174,328	143,823
Accumulated other comprehensive income, net	38,128	25,425
Total American Safety Insurance Holdings, Ltd. shareholders' equity	315,328	271,837
Equity in non-controlling interests	3,206	3,675
Total shareholders’ equity	318,534	275,512

Total liabilities and shareholders’ equity	$1,221,253	$1,147,660

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations
(dollars in thousands except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Direct earned premiums	$231,419	$216,710	$201,735
Assumed earned premiums	40,872	35,123	48,089
Ceded earned premiums	(71,558)	(83,316)	(75,353)
Net earned premiums	200,733	168,517	174,471

Net investment income	32,138	30,554	29,591
Net realized gains (losses)	2,251	163	(14,348)
Fee income	4,631	5,448	2,632
Other income (loss)	(443)	51	(24)
Total revenues	$239,310	$204,733	$192,322

Expenses:
Losses and loss adjustment expenses	120,295	97,646	110,146
Acquisition expenses	43,485	37,203	43,484
Other underwriting expenses	42,158	38,073	33,882
Interest expense	2,677	3,193	3,163
Corporate and other expenses	2,826	3,375	153
Total expenses	$211,441	$179,490	$190,828

Earnings before income taxes	27,869	25,243	1,494
Income tax (benefit) expense	(2,082)	541	31
Net earnings before non-controlling interest	$29,951	$24,702	$1,463
Less: Net earnings (loss) attributable to the non-controlling interest	(557)	377	1,153

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$30,508	$24,325	$310

Net earnings per share:
Basic	$2.96	$2.36	$0.03
Diluted	$2.87	$2.30	$0.03

Weighted average number of shares outstanding
Basic	10,302,525	10,307,592	10,459,161
Diluted	10,646,104	10,557,751	10,685,933

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)
	Years ended December 31,
	2010	2009	2008
Common stock - number of shares:
Balance at beginning of period	10,323,875	10,274,368	10,703,457
Issuance of common shares	235,266	80,193	57,956
Repurchase of common shares	(172,622)	(30,686)	(487,045)
Balance at end of period	10,386,519	10,323,875	10,274,368

Common stock:
Balance at beginning of period	$103	$103	$107
Issuance of common shares	1	-	1
Repurchase of common shares	-	-	(5)
Balance at end of period	$104	$103	$103

Additional paid-in capital:
Balance at beginning of period	$107,269	$105,428	$111,021
Issuance of common shares	959	4	704
Repurchase of common shares	(2,735)	-	(7,560)
Share based compensation	2,058	1,837	1,263
Balance at end of period	$107,551	$107,269	$105,428
Less: Additional paid-in capital attributable to non-controlling interest	4,783	4,783	4,783
Additional paid-in capital for American Safety Insurance Holdings, Ltd.	$102,768	$102,486	$100,645

Retained earnings:
Balance at beginning of period	143,743	$119,041	$117,578
Net earnings	29,951	24,702	1,463
Balance at end of period	$173,694	$143,743	$119,041
Less: Retained earnings attributable to non-controlling interest	634	(80)	(450)
Retained earnings for American Safety Insurance Holdings, Ltd.	$174,328	$143,823	$119,491

Accumulated other comprehensive income (loss):
Balance at beginning of period	25,665	(3,169)	$4,956
Unrealized gain (loss) during the period (net of deferred tax expense of $2,068, $5,133 and $96, respectively)	12,791	28,834	(8,125)
Balance at end of period	38,456	25,665	$(3,169)
Less: Comprehensive income attributable to non-controlling interest	328	240	40
Balance at end of period for American Safety Insurance Holdings, Ltd.	38,128	25,425	(3,209)

Total shareholders’ equity of American Safety Insurance Holdings, Ltd.	$315,328	$271,837	$217,030

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net earnings	$29,951	$24,702	$1,463
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) losses on investments	(2,251)	(163)	14,348
Depreciation expense	2,736	4,028	4,196
Stock based compensation expense	2,058	1,837	1,263
Amortization of deferred acquisition costs, net	(5,914)	2,000	(1,340)
Amortization of investment premium	1,651	684	533
Deferred income taxes	(1,663)	999	(2,154)
Change in operating assets and liabilities:
Accrued investment income	(869)	(80)	(442)
Premiums receivable	(10,955)	(900)	2,934
Reinsurance recoverable	2,750	(1,309)	(9,156)
Ceded unearned premiums	17,236	(5,498)	(5,167)
Funds held	7,539	22,694	7,174
Unpaid losses and loss adjustment expenses	33,197	28,877	81,868
Unearned premiums	4,792	1,622	10,800
Ceded premiums payable	566	(9,802)	5,363
Deferred revenue	(836)	381	696
Accounts payable and accrued expenses	1,491	4,637	(1,174)
Deferred rent	(243)	(375)	(154)
Other, net	(21,590)	(20,944)	(10,088)
Net cash provided by operating activities	59,646	53,390	100,963

Cash flow from investing activities:
Purchase of fixed maturities	$(252,867)	$(268,909)	$(208,771)
(Proceeds) purchase of common stock	2,500	(288)	(3,643)
Proceeds from sales of fixed maturities	191,463	211,124	118,568
Proceeds from matured securities	-	-	37,650
Proceeds from sales of equity securities	-	18,810	382
Consideration paid for acquired companies	-	(3,688)	(8,927)
Decrease (increase) in short term investments	7,050	14,835	(23,550)
Purchases of fixed assets	(4,520)	(3,420)	(5,529)
Net cash used in investing activities	(56,374)	(31,536)	(93,820)

Cash flow from financing activities:
Stock repurchase payments	$(148)	$(430)	$(7,565)
Proceeds from exercised stock options	1,107	434	460
Purchases of common stock pursuant to the Stock Repurchase Plan	(2,735)	-	-
Proceeds from unwind of Interest Rate Swaps	2,055	-	-
Net cash provided by (used in) financing activities	$279	$4	$(7,105)

continued on next page

Consolidated Statements of Cash Flows (continued)
(dollars in thousands)

	2010	2009	2008
Net increase in cash & cash equivalents	$3,551	$21,858	$38
Cash and cash equivalents at beginning of period	34,756	12,898	12,860

Cash and cash equivalents at end of period	$38,307	$34,756	$12,898

Supplemental disclosure of cash flow:
Income taxes (refunded) paid	$(1,175)	$2,434	$(1,244)
Interest paid	$2,728	$3,154	$3,226

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(dollars in thousands)

	Years ended December 31,
	2010	2009	2008

Net earnings	$29,951	$24,702	$1,463

Other comprehensive (loss) income:
Unrealized gains (losses) on securities available-for sale	17,850	31,394	(22,283)

Unrealized gains (losses) on hedging transactions	(739)	2,736	(94)

Reclassification adjustment for realized (gains) losses included in net earnings	(2,251)	(163)	14,348

Total other comprehensive income (loss) before income taxes	14,860	33,967	(8,029)

Income tax expense related to items of other comprehensive income	2,069	5,133	96

Other comprehensive income (loss) net of income taxes	12,791	28,834	(8,125)

Comprehensive income (loss)	$42,742	$53,536	$(6,662)

Less: Comprehensive (loss) income attributable to the noncontrolling interest	(469)	577	1,111

Total comprehensive income (loss) attributable to American Safety Insurance Holdings, Ltd	$43,211	$52,959	$(7,773)

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), two 100%-owned licensed Bermuda insurance companies, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Assurance (VT), a 100%, wholly owned Vermont sponsored captive, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, LTC Risk Management, LLC, provides risk management solutions for the long-term care industry. As of December 31, 2010, American Safety Casualty owns 78% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company.  The remaining 22% is owned by American Safety Holdings.  Effective July 1, 2009, American Safety Casualty purchased 100% interest in the Victore Companies, which include Victore Enterprises, Inc. (a 100% owner of Victore Insurance Company, a surety company) and Agency Bonding Company Insurance Agency.  ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; American Safety Claims Services, Inc. (“ASCS”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

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

Investment income is recorded as earned on the accrual basis and includes amortization of premiums and accretion of discounts using the interest method.  Realized gains or losses on sales of investments are determined on a specific identification basis and are included in revenues.  Premiums and discounts arising from the purchase of fixed income securities are treated as yield adjustments over their estimated lives.

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

The Company has the ability and intent to hold securities with unrealized losses until they mature or recover in value.  However, the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries.  When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision.  At December 31, 2010 and 2009, the Company considered all of its fixed maturity securities as “available for sale”.

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

The other-than-temporary impairment (“OTTI”) is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes.  The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense.  The non-credit portion is recorded in a new category of other comprehensive income, net of applicable deferred taxes, separately from unrealized gains and losses on available-for-sale securities.  There were no other-than-temporary charges for 2010.  During 2009, $49 on one fixed income security was recognized.

(e)	Recognition of Premium Income

Premiums are generally recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying policies.  Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate premiums due when the final audit is complete after the policy has expired.

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

An analysis of deferred policy acquisition costs follows:

	Years ended December 31,
	2010	2009	2008

Balance, beginning of period	$16,228	$18,171	$16,831
Acquisition costs deferred, net	49,399	35,260	44,824
Costs amortized during the period	(43,485)	(37,203)	(43,484)

Balance, end of period	$22,142	$16,228	$18,171

(g)	Unpaid Losses and Loss Adjustment Expenses

The Company provides a liability for unpaid losses and loss adjustment expenses based upon aggregate case estimates for reported claims and estimates for incurred but not reported losses.  Because of the length of time required for the ultimate liability for losses and loss adjustment expenses to be determined for certain lines of business underwritten, the Company has limited experience upon which to base an estimate of the ultimate liability.  For these lines, management has established loss and loss adjustment expense reserves based on actuarial methods that determine ultimate losses and loss adjustment expenses utilizing a combination of both industry and the Company’s reporting and settlement patterns, as appropriate.  One primary set of actuarial methods utilized, Bornhuetter-Ferguson, entails developing an initial expected loss ratio based upon gross ultimate losses from prior accident years, estimating the portion of ultimate losses expected to be reported and unreported, and adding the actual reported losses to the expected unreported losses to derive the indicated ultimate losses.  However, the net amounts that will ultimately be paid to settle the liability may be more or less than the estimated amounts provided.  Our losses and loss expense reserves are reviewed quarterly and any adjustments are reflected in the period in which they become known.

(h)	Income Taxes

For subsidiaries subject to taxation, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When the Company does not believe that, on the basis of available information, it is more likely than not deferred tax assets will be recovered it recognizes a valuation allowance against its deferred tax assets. In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statements benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following the audit.  Interest and penalties recognized in accordance with the tax code are reported as a component of income tax expense.

(i)	Reinsurance

Reinsurance contracts do not relieve the Company from its obligation to policyholders.  Failure of reinsurers to honor their obligations could result in losses to the Company.  The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.  As of December 31, 2010 and 2009, we had a recoverable allowance of $6.3 and $3.8 million.  Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

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

Pursuant to the purchase agreement, an Escrow Fund Holdback of $704 was established to reimburse the Company for any aggregate net claims or losses incurred by VIC from any bonds written by VIC prior to the "Closing Date" which, in the net aggregate, exceeded the total loss reserves as reflected in the purchase price.  For a period of eighteen (18) months after the Closing Date ( the "Loss Holdback Period"), if the aggregate net claims incurred by VIC for bonds written prior to the Closing Date exceed the amount of total reserves purchased, the Company will be reimbursed from the Escrow Fund.  An “Indemnification Holdback” was also established to reimburse the Company for loss, cost and expense related to any breach of representations, warranties or covenants made by the sellers in the purchase agreements. These holdback funds were disbursed at the end of the year pursuant to the agreement.  We test goodwill for potential impairment at December 31 each year and between annual tests if an event occurs or circumstances change that may indicate a potential impairment.

In determining possible impairments of goodwill, the Company compares the estimated net present value of future cash flows against net assets of the business acquired.  At December 31, 2010 and 2009, the Company determined that goodwill was not impaired.  At December 31, 2010 and 2009, goodwill was $9,317 and $11,083, respectively.

During 2010, the company sold two companies (LTC Insurance Services, LLC and Ordinance Holdings, Ltd.) for a realized loss of $420.  The realized loss was net of goodwill write-off of $1.8 million.

(k)	Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings attributable to American Safety Insurance Holdings, Ltd, by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options and restricted stock (diluted EPS).

Earnings per share for the years ended December 31, are as follows:

	2010	2009	2008
Weighted average shares outstanding	10,302,525	10,307,592	10,459,161
Shares attributable to stock options and restricted stock	343,579	250,159	226,772

Weighted average common stock and common stock equivalents	10,646,104	10,557,751	10,685,933

Net earnings per share:

Basic	$2.96	$2.36	$0.03

Diluted	$2.87	$2.30	$0.03

(l)           Employee Stock Compensation

The Company’s stock option plan grants stock options to employees.  The majority of the options outstanding under the plan generally vests evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of topic 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period.  The Company uses the Black-Scholes option pricing model to value stock options.  This plan is described further in Note 14. Compensation expense relating to stock options of $636, $854 and $779 were reflected in earnings for the years ended December 31, 2010, 2009, and 2008, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During 2010, the Company granted 235,580 shares of restricted stock at a weighted average grant price of $14.87.  During 2009, the Company granted 114,939 restricted shares at a weighted average grant price of $10.23.  Of the restricted stock granted in 2010, 64,898 shares vest on the grant date ratably over three years at 25%, 25% and 50%, respectively, 2,500 shares cliff vest at the end of five years, 150,000 shares cliff vest at the end of three years subject to performance targets, and the remaining $18,182 shares were granted pursuant to the Directors’ Stock Award Plan.  Total expense recognized in 2010, 2009, and 2008, for restricted stock was $1,422, $995, and $484, respectively.

(m)           Accounting Pronouncements

In June 2009, the FASB issued “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (ASC 810-10), which amends the accounting and disclosure requirements for the consolidation of variable interest entities. The amendment replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  The provisions of Accounting Standards Update (ASU) No. 2009-17 as issued became effective for the company on January 1, 2010.  The adoption of the amendment to ASC 810-10 did not have an impact on the Company’s financial position or results of operations.  See Note 9, “Variable Interest Entity” for required disclosures.

In January 2010, the FASB issued “Fair Value Measurement and Disclosures:  Improving Disclosures about Fair Value Measurements” (ASC 820-10) which expands disclosure requirements related to fair value measurements.  ASU 2010-06 requires disclosures of 1) transfers in and out of Levels 1 and 2 and 2) gross rather than net disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  The update clarifies as well that disclosures about inputs and valuation techniques are required for recurring and nonrecurring fair value measurements that are categorized as Level 2 or Level 3.  The Company has adopted the accounting update as required; see Note 6, “Fair Value Measurements” for required disclosures.

In July 2010, the FASB issued an update to “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (ASC 310-10) to provide disclosures that facilitate financial statement users’ evaluation of the following:  a)  the nature of credit risk inherent in the entity’s portfolio of financing receivables; b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and c) the changes and reasons for those changes in the allowance for credit losses.  The update makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables.  The update became effective for interim and annual reporting periods ending on or after December 15, 2010.  The Company has adopted the amendment with no impact on the required disclosures.

In October 2010, the FASB issued “ Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944-10) to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  The amendments specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized.  Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transactions and would not have been incurred by the insurance entity had the contract transactions not occurred.  The update will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company has evaluated the impact of the amendment of ASC 944-10 and does not anticipate an impact on the Company’s financial position or results of operations.

In December 2010, the FASB issued an update to “Intangibles- Goodwill and Other” (ASC 350-10) to determine when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  ASU 2010-28 provides guidance  in determining whether it is more likely than not that goodwill impairment exists by considering whether there are any adverse qualitative factors indicating that an impairment exist.  The requirement that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount is consistent with the existing guidance.   The Company has adopted the accounting update as of December 31, 2010, and has determined that the update will have no impact on our financial statements.

(n)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and overnight investments.  Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states.  These deposits were $30 and $94 at December 31, 2010 and 2009, respectively.

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

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III.  The swap was a received variable pay fixed swap with an expiration in 2035.  Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009 and was reported as net realized gains.

During 2009, the Company entered into interest rate swaps on the trust preferred debt that were designated as hedging instruments.  On February 12, 2010, the company terminated those swaps resulting in cash proceeds of $2.1 million.  The Company assessed at each reporting period whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value of the related underlying exposures.  Effective changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation were reported in accumulated other comprehensive income.  Any ineffective portion of the change in fair value of the instruments was recognized immediately in earnings.  For accounting purposes that gain is reported as comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt.  As of December 31, 2010, the Company had a balance of unrecognized gain of $1,318 carried in comprehensive income.  The gross unrealized gains on the interest rate swaps at December 31, 2009 were $2,071, $261, and $404 for American Safety Capital, American Safety Capital II, and American Safety Capital III, respectively.

(p)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued.  With the exception of those matters discussed in Note 16, there were no material subsequent events that required recognition or additional disclosure in these financial statements.

(2)	Investments

Net investment income is summarized as follows:

	Years ended December 31,
	2010	2009	2008

Fixed maturity securities	$32,524	$30,918	$28,513
Common stock	626	196	385
Preferred stock	201	236	384
Short-term investments and cash and cash equivalents	67	360	1,293
	33,418	31,710	30,575

Less investment expenses	1,280	1,156	984

Net investment income	$32,138	$30,554	$29,591

Realized and unrealized gains and losses were as follows:

	Years ended December 31,
	2010	2009	2008

Realized gains:
Fixed maturity	$2,144	$4,844	$993
Common stock	274	1,230	44
Preferred stock	16	-	-
Total gains	2,434	6,074	1,037

Realized losses:
Fixed maturity	(183)	(3,825)	(11,047)
Common stock	-	(4,269)	(1,102)
Preferred stock	-	(138)	(3,236)
Total losses	(183)	(8,232)	(15,385)

Net realized gains (losses) (1)	$2,251	$(2,158)	$(14,348)

Changes in unrealized gains (losses):
Fixed maturity	$15,512	$25,810	$(1,430)
Common stock	63	4,825	(7,093)
Preferred stock	24	596	648

Net change in unrealized gains (losses)	$15,599	$31,231	$(7,875)

(1) Realized gains on the Statement of Operations for 2009 of $0.2 million includes $2.3 million of realized gain from the termination of an interest rate swap.

At December 31, 2010 and 2009, the Company did not hold fixed maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2010 and 2009, (dollars in thousands) are as follows:

December 31, 2010	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,796	$3,014	$(36)	$73,774
States of the U.S. and political subdivisions of the states	23,463	816	(253)	24,026
Corporate securities	314,995	25,023	(459)	339,559
Mortgage-backed securities	234,137	8,990	(408)	242,719
Commercial mortgage-backed securities	29,123	6,438	-	35,561
Asset-backed securities	33,884	796	(69)	34,611
Total fixed maturities	$706,398	$45,077	$(1,225)	$750,250
Common stock	$5,082	$-	$-	$5,082

Preferred stock	$2,789	$198	$(76)	$2,911

December 31, 2009	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$101,638	$1,936	$(316)	$103,258
States of the U.S. and political subdivisions of the states	35,253	1,058	(228)	36,083
Corporate securities	260,511	13,937	(378)	274,070
Mortgage-backed securities	196,738	7,483	(537)	203,684
Commercial mortgage-backed securities	28,739	4,813	(21)	33,531
Asset-backed securities	21,034	618	-	21,652
Total fixed maturities	$643,913	$29,845	$(1,480)	$672,278
Common stock	$7,581	$-	$(63)	$7,519

Preferred stock	$3,273	$179	$(81)	$3,371

At December 31, 2010, the Company’s investment in corporate fixed maturities totaled $339.6 million, composed of $154.4 million of securities issued by companies in the industrial sector, $121.8 million in the financial sector, $57.2 million in utilities and $6.2 million in foreign agencies and other securities.

At December 31, 2009, the Company’s investment in corporate fixed maturities totaled $274.1 million, composed of $163.4 million of securities issued by companies in the industrial sector, $39.3 million in the financial sector, $39.2 million in utilities and $32.2 million in foreign agencies and other securities.

Fixed income securities with fair values of $30.1 million and $28.2 million were on deposit with insurance regulatory authorities at December 31, 2010 and 2009, in accordance with statutory requirements.

The amortized cost and estimated fair values of fixed maturities at December 31, 2010, by contractual maturity are shown below.  Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value

Due in one year or less	$10,033	$10,154
Due after one year through five years	129,021	135,805
Due after five years through ten years	188,565	204,227
Due after ten years	107,038	118,952
Mortgage and asset-backed securities	271,740	281,112
	$706,397	$750,250
Total

The following tables summarize the gross unrecognized and unrealized losses of the Company's investment portfolio as of December 31, 2010 and 2009, by category and length of time that the securities have been in a continuous unrealized or unrecognized loss position.

December 31, 2010

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$8,615	$(36)	$-	$-	$8,615	$(36)
States of the US and political subdivisions of the states	7,071	(194)	1,060	(59)	8,131	(253)
Corporate securities	21,321	(459)	-	-	21,321	(459)
Mortgage-backed securities	29,274	(408)	-	-	29,274	(408)
Asset-backed securities	6,903	(69)	-	-	6,903	(69)
Subtotal fixed maturities	73,184	(1,166)	1,060	(59)	74,244	(1,225)
Preferred stock	966	(29)	972	(47)	1,938	(76)

Total temporarily impaired securities	$74,150	$(1,195)	$2,032	$(106)	$76,182	$(1,301)

December 31, 2009

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
US Treasury Securities & other government corporations and agencies	$33,532	$(316)	$-	$-	$33,532	$(316)
States of the US and political subdivisions of the states	7,182	(90)	988	(138)	8,170	(228)
Corporate securities	30,250	(378)	-	-	30,250	(378)
Commercial mortgage-backed securities	18,895	(21)	-	-	18,895	(21)
MBS	33,045	(456)	92	(81)	33,137	(537)
Subtotal, fixed maturities	122,904	(1,261)	1,080	(219)	123,984	(1,480)
Common stock	-	-	2,437	(63)	2,437	(63)
Preferred stock	-	-	1,422	(81)	1,422	(81)
Total temporarily impaired securities	$122,904	$(1,261)	$4,939	$(363)	$127,843	$(1,624)

In January 2011, the Company sold approximately $75.4 million of fixed income securities and realized a gain of approximately $10.8 million.  The proceeds were reinvested in shorter duration securities.

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

For the year ended December 31, 2010, we ceded $54.3 million of premium (19.6% of gross written premiums) to unaffiliated third party reinsurers, as compared to $88.8 million of premium (35.0% of gross written premiums) in 2009.  Ceded reinsurance premiums from the ART division were 48.6% of the 2010 amount and 72.2% of the 2009 amount.  During 2009 we fronted business for one company that accounted for $43.4 million of direct and ceded premium.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	Years ended December 31,
	2010	2009	2008
	(dollars in thousands)

Net written premiums:
Direct	$234,158	$220,092	$207,316
Assumed	43,404	33,427	53,032
Ceded	(54,322)	(88,810)	(80,483)
Net	$223,240	$164,709	$179,865

Net earned premiums:
Direct	$231,419	$216,711	$201,735
Assumed	40,872	35,122	48,089
Ceded	(71,558)	(83,316)	(75,353)
Net	$200,733	$168,517	$174,471

Losses and loss adjustment expenses incurred:
Direct	$136,140	$118,530	$142,396
Assumed	63,801	27,034	33,847
Ceded	(79,646)	(47,918)	(66,097)
Net	$120,295	$97,646	$110,146

Unpaid loss and loss adjustment expenses:
Direct	$568,740	$557,334	$538,891
Assumed	80,901	59,110	47,756
Ceded	(196,590)	(196,080)	(193,338)
Net	$453,051	$420,364	$393,309

(5)	Income Taxes

Total income tax (benefit) expense for the years ended December 31, 2010, 2009 and 2008 was allocated as follows:

	2010	2009	2008

Tax expense attributable to income from operations	$(2,082)	$541	$31
Unrealized gains (losses) on hedging transactions	251	930	(50)
Unrealized gains on securities available-for-sale	1,818	4,208	188

Total	$(13)	$5,679	$169

The Company’s subsidiaries that are based in the United States are subject to the tax laws of the United States and the jurisdictions in which they operate.

U.S. Federal and state income tax (benefit) expense from operations consists of the following components:

	2010	2009	2008

Current	$958	$631	$45
Deferred	(1,663)	998	(2,154)
Change in valuation allowance	(1,377)	(1,088)	2,140

Total	$(2,082)	$541	$31

The state income tax components aggregated $52, $104 and $145 for the years ended December 31, 2010, 2009 and 2008, respectively.  There are no material deferred income taxes applicable to states.

Income tax expense for the years ended December 31, 2010, 2009 and 2008 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following:

	2010	2009	2008

Expected income tax	$9,664	$8,454	$116
Foreign earned income not subject to direct taxation	(10,060)	(6,910)	(2,458)
Change of valuation allowance	(1,377)	(1,088)	2,140
Tax exempt interest	(32)	(221)	(276)
State taxes and other	(277)	306	509

Total income tax	$(2,082)	$541	$31

Given the historical loss position of American Safety RRG, which is not part of the consolidated tax return it has established a 100% valuation allowance on its net deferred tax assets totaling $1,233 and $986 at December 31, 2010 and 2009, respectively.  In addition, the Company established a valuation allowance of $2,566 on deferred tax assets resulting from other-than-temporary impairments on securities held at December 31, 2008, which was reduced to $0 and $1,625 at December 31, 2010 and 2009, respectively.

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	December 31,
	(dollars in thousands)
	2010	2009

Deferred tax assets:
Loss reserve discounting	$9,333	$9,120
Unearned premium reserves	4,389	3,259
Warranty reserve	-	117
Allowance for doubtful accounts	2,132	1,546
Realized capital loss carry forward	1,424	1,625
NOL carry forward	868	664

Gross deferred tax assets	18,146	16,331

Valuation allowance	(1,233)	(2,611)

Gross deferred tax assets after valuation allowance	16,913	13,720

Deferred tax liabilities:
Deferred acquisition costs	3,849	2,486
Unrealized gain on securities	6,930	4,581
Unrealized gain on swaps	-	930
Other	212	76

Gross deferred tax liabilities	10,991	8,073

Net deferred tax assets	$5,922	$5,647

The Company has not identified any uncertain tax positions.

(6)	Fair Value Measurements

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service.  These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other things.  The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements.  In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of December 31, 2010.

Assets measured at fair value on a recurring basis are summarized below:

As of December 31, 2010
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$29,021	$44,753	-	$73,774
States of the U.S. and political subdivisions of the states	-	24,026	-	24,026
Corporate securities	-	339,559	-	339,559
Mortgage-backed securities	-	242,719	-	242,719
Commercial mortgage-backed securities	-	35,561	-	35,561
Asset-backed securities	-	34,611	-	34,611
Total fixed maturities	29,021	721,229	-	750,250
Equities securities	2,911	-	5,082	7,993
Short term investments	60,207	-	-	60,207

Total	$92,139	$721,229	$5,082	$818,450

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)

Level 3 Financial Instruments	Equity Securities

Balance at December 31, 2009	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-
Included in other comprehensive income	-
Net purchases, sales & distributions	-
Net transfers in (out of) Level 3	-
Balance at December 31, 2010	$5,082

Change in net unrealized gains relating to assets still held at reporting date	$-

There were no transfers in and out of Level 1 and 2 categories during 2010.

A description of the Company's inputs used to measure fair value is as follows:

Fixed maturities (Available for Sale) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.
•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
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

We selectively validate prices received from our investment advisor by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value.  We review fair values for significant changes in a one-month period and security values that change in value contrary to general market movements.

Short-term investments are reported at fair value using Level 1 inputs.

Cash and cash equivalents – The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Premiums receivable – The carrying value of premiums receivable approximate fair value due to its short-term nature.

Reinsurance recoverables – The carrying value of reinsurance receivables approximate fair value.  The Company has established an allowance for bad debts associated with reinsurance balances recoverable and is primarily related to certain counterparties.

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

The maximum amount of dividends the Company’s insurance subsidiaries can pay out without prior written approval from the subsidiaries’ domicile state insurance commissioners, is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year.  Dividends are also limited to the amount of unassigned surplus.  Based on the 2010 statutory results of the U.S. insurance subsidiaries, no dividend distributions are available to the parent without prior approval.

The NAIC has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized.  Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold.  The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments.  The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and, (iv) other business risks.  The statutory insurance company's surplus at December 31, 2010 exceeded the required surplus for American Safety Casualty Insurance Company, American Safety Indemnity Company, Victore Insurance Company and American Safety RRG.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin.  American Safety Re’s statutory capital and surplus as of December 31, 2010, 2009 and 2008 exceeded the amounts required to be maintained by the Company.  American Safety Assurance, Ltd (ASA) capital and surplus as of December 31, 2010, 2009 and 2008 also exceeded the requirements.  In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities and this ratio was also exceeded.  Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

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

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million. This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be redeemed at the Company’s option after five years from the date of original issuance.  The total balance of this debt at December 31, 2010 was $39,183.

On August 20, 2010 the Company extended and increased its unsecured line of credit facility with Regions Bank for $20 million now expiring August 20, 2013.  The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly.  Under the line of credit facility, certain covenants are required.  At December 31, 2010, the Company is in compliance with all covenants.  The Company has no outstanding borrowings at December 31, 2010.  To date the Company has made no draws on this line.

(9)	Variable Interest Entity

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

American Safety RRG is a variable interest entity (“VIE”) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through the contractual relationships, the Company has the power to direct the activities of American Safety RRG that most significantly impact its economic performance and the right to receive benefits from American Safety RRG that could be significant to American Safety RRG.  Due to these criteria being met, American Safety is the primary beneficiary of the variability of the underwriting profits of American Safety RRG.  The liabilities of American Safety RRG consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of American Safety RRG.  Similarly, the assets of American Safety RRG consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets.  The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business.  The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the equity section of the Company's consolidated balance sheet.  Should losses persist and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE.  The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	12/31/2010	12/31/2009
Investments	$8,502	$6,545
Cash and equivalents	759	54
Accrued investment income	54	50
Premiums receivable	1,116	1,058
Ceded unearned premiums	286	640
Reinsurance recoverables	4,291	13,886
Deferred acquisition costs	(38)	(22)
Other assets	-	1,614
Total Assets	$14,970	$23,825

Unpaid losses and loss adjustment expenses	9,710	17,733
Unearned premium	945	1,378
Ceded premiums payable	434	63
Funds held	248	191
Other liabilities	427	785
Total Liabilities	$11,764	$20,150

(10)	Derivatives

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

(11)	Segment Information

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S includes eight products:  environmental, construction, products liability, excess, property, surety, healthcare, and professional liability.  ART includes two business lines: specialty programs and fully funded.  In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors.  Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, consultants, restaurant and tavern owners, bail bondsmen and parent/teacher associations.  Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle.  We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts.  We provide this coverage on an excess of loss and, to a lesser extent, on a quota share basis.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation.  The assumed reinsurance division also participates in one property catastrophe treaty that provides a finite limit over the treaty period.  The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.  The Company provides traditional reinsurance targeting small specialty insurers, risk retention groups and captives.

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

The following table presents key financial data by segment for years ended December 31, 2010 and 2009 (dollars in thousands):
	Twelve Months Ended December 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$138,166	$88,784	$50,618	$(7)	$277,561
Net Written Premiums	114,223	62,366	46,658	(7)	223,240
Net Earned premiums	102,907	53,752	44,081	(7)	200,733

Underwriting Profit (Loss)	(4,270)	(3,280)	2,329	16	(5,205)

Fee Income	724	3,615	269	23	4,631
Other Income (Loss)	(223)	-	-	(220)	(443)
Investment Income	21,331	4,891	5,231	685	32,138
Pre-tax Operating Income	17,562	5,226	7,829	504	31,121
Realized Gains					2,251
Interest and Holding Company Expenses					5,503
Earnings Before Income Taxes					27,869
Income Tax Benefit					(2,082)
Net Earnings					$29,951
Less: Net Loss Attributable to the Non-Controlling Interest					(557)
Net Earnings Attributable to ASIH, Ltd.					$30,508

Loss Ratio	56.5%	64.5%	65.5%	NM	59.9%
Expense Ratio	47.0%	34.9%	28.6%	NM	40.4%
Combined Ratio	103.5%	99.4%	94.1%	NM	100.3%

	Twelve Months Ended December 31, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$116,968	$103,155	$33,397	$(1)	$253,519
Net Written Premiums	89,517	39,036	36,247	(91)	164,709
Net Earned Premiums	91,970	40,612	36,026	(91)	168,517

Underwriting Profit (Loss)	4,640	(110)	(5,176)	(3,759)	(4,405)

Fee Income	710	4,183	555	-	5,448
Other Income (Loss)	-	-	-	51	51
Investment Income	21,255	4,563	3,840	896	30,554
Pre-tax Operating Income (Loss)	26,605	8,636	(781)	(2,812)	31,648
Realized Gains (Losses)					163
Interest and Holding Company Expenses					6,568
Earnings Before Income Taxes					25,243
Income Tax Expense					541
Net Earnings					$24,702
Less: Net Earnings Attributable to the Non-Controlling Interest					377
Net Earnings Attributable to ASIH, Ltd.					$24,325

Loss Ratio
Expense Ratio	48.1%	60.3%	78.5%	NM	57.9%
Combined Ratio	46.1%	29.7%	34.3%	NM	41.5%
	94.2%	90.0%	112.8%	NM	99.4%

	Twelve Months Ended December 31, 2008
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$128,103	$79,249	$53,032	$-	$260,384
Net Written Premiums	89,946	43,849	45,913	256	179,964
Net Earned Premiums	92,976	38,695	42,544	256	174,471

Underwriting Profit (Loss)	(6,817)	881	(3,077)	(4,028)	(13,041)

Fee Income	456	1,675	501	-	2,632
Other Income (Loss)	-	-	-	(24)	(24)
Investment Income	21,608	3,850	3,078	1,055	29,591
Pre-tax Operating Income (Loss)	15,247	6,406	502	(2,997)	19,158
Realized Gains (Losses)					(14,348)
Interest and Holding Company Expenses					3,316
Earnings Before Income Taxes					1,494
Income Tax Expense					31
Net Earnings					$1,463
Less: Net Earnings Attributable to the Non-Controlling Interest					1,153
Net Earnings Attributable to ASIH, Ltd.					$310

Loss Ratio
Expense Ratio	64.2%	50.6%	67.6%	NM	63.1%
Combined Ratio	42.6%	42.8%	38.4%	NM	42.9%
	106.8%	93.4%	106.0%	NM	106.0%
* NM = Ratio is not meaningful.
** The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of fee income to earned premiums.

The Company does not allocate assets and equity between the Insurance and Other business segments and considers all assets and equity for 2010 to be attributable to the Insurance segment.

Additionally, the Company conducts business in the following geographic locations:  United States and Bermuda.  Significant differences exist in the regulatory environment in each country.  Those differences include laws regarding the measurable information about the insurance operations.  Geographic locations for the years ended December 31, 2010, December 31, 2009, and December 31, 2008 (dollars in thousands):

December 31, 2010	United States	Bermuda	Total
Income tax	$(2,082)	$-	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd	$918	$29,590	$30,508
Assets	$652,109	$569,146	$1,221,255
Equity	$99,373	$219,162	$318,535

December 31, 2009	United States	Bermuda	Total
Income tax	$541	$-	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd	$4,000	$20,325	$24,325
Assets	$602,629	$545,031	$1,147,660
Equity	$94,384	$181,128	$275,512

December 31, 2008	United States	Bermuda	Total
Income tax	$31	$-	$31
Net earnings attributable to American Safety Insurance Holdings, Ltd	$(6,920)	$7,230	$310
Assets	$597,725	$428,639	$1,026,364
Equity	$83,520	$136,608	$220,128

(12)	Commitments and Contingencies

At December 31, 2010, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million.  Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued to Wentworth Insurance Services pursuant to a contingent payment obligation.

ASRe, our reinsurance subsidiary, focuses on reinsurance risks for risk retention groups, captives and small insurance companies.  As a normal course of business they may provide letters of credit to the companies that they reinsure.  As of December 31, 2010, ASRe had $46.1 million letters of credit issued and outstanding.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations.  The term of the lease is eighty-six months, commencing on February 1, 2007 and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

2011	$1,541
2012	1,556
2013	1,310
2014	339
2015	-
Thereafter	-
Total	$4,746

Litigation Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

(13)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)

Unpaid loss and loss adjustment expenses, January 1	$616,444	$586,647	$504,779
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	196,080	193,338	175,481

Net unpaid loss and loss adjustment expenses, January 1	420,364	393,309	329,298

Incurred related to:
Current year	119,939	102,163	104,752
Prior years	356	(4,517)	5,394

Total incurred	120,295	97,646	110,146

Paid related to:
Current year(1)	13,302	5,980	1,011
Prior years	74,306	64,611	45,124

Total paid	87,608	70,591	46,135

Net unpaid loss and loss adjustment expenses, December 31	453,051	420,364	393,309

Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	196,590	196,080	193,338

Unpaid loss and loss adjustment expenses, December 31	$649,641	$616,444	$586,647

(1) 2008 activity is reduced by $8,377 related to an assumed loss portfolio transfer completed during 2008.

The net prior year reserve development for 2010, 2009 and 2008 occurred in the following business lines:

	Year Ended December 31,
	2010	2009	2008
(Favorable) Unfavorable	(dollars in thousands)
E & S Lines	$(2,397)	$(12,610)	$5,202
Alternative Risk Transfer	2,666	1,554	(1,913)
Assumed Re	1,448	5,679	-
Runoff	(1,361)	860	2,105
Total	$356	$(4,517)	$5,394

The $0.4 million adjustment to loss reserves was comprised of:  (1) E&S favorable development of $2.4 million within the construction general liability lines (2) $1.4 million dollars of unfavorable development within the Assumed Reinsurance segment primarily in professional liability and (3) $2.7 million of adverse development in the ART division.

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

The Company applied the recognition and measurement principles of topic 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period.  The Company uses the Black-Scholes option pricing model to value stock options.  Compensation expense relating to stock options of $636, $854 and $779 were reflected in earnings for the years ended December 31, 2010, 2009 and 2008, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During 2010, the Company granted 235,580 shares of restricted stock at a weighted average grant price of $14.87.  During 2009, the Company granted 114,939 restricted shares at a weighted average grant price of $10.23.  Of the restricted stock granted in 2010, 64,898 shares vest on the grant date ratably over three years at 25%, 25% and 50%, respectively, 2,500 shares cliff vest at the end of five years, 150,000 shares cliff vest at the end of three years subject to performance targets, and the remaining $18,182 shares were granted pursuant to the Directors’ Stock Award Plan.  Total expense recognized in 2010, 2009, and 2008, for restricted stock was $1,422, $995, and $484, respectively.

A summary of options activity for the year ended December 31, 2010 is as follows:

Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2010	840,324	$10.89	4.83	$3,826
Granted	78,775	14.64
Exercised	180,721	6.19
Forfeited	39,144	17.76
Outstanding at December 31, 2010	699,234	$12.14	5.19	$6,464

Exercisable at December 31, 2010	371,750	$10.47	2.68	$5,239

The weighted average fair market value of options granted during 2010, 2009 and 2008 was $ 14.64, $10.92 and $10.07 respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $2,745, $244 and $382, respectively.

A summary of the status of the Company’s non-vested share activity for the year ended December 31, 2010 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	326,024	$14.79
Granted	78,775
Vested	(39,000)
Forfeited	(38,315)

Non-vested at December 31, 2010	327,484	$14.02

The fair value of each option granted during 2010, 2009 and 2008 was estimated on the grant date using the Black-Scholes option pricing approach with the following assumptions:

	2010	2009	2008

Expected volatility	44.77%	42.96%	36.36%
Expected dividends	0.00%	0.00%	0.00%
Expected term (in years)	10.00	10.00	10.00
Risk-free rate	4.50%	4.50%	4.50%

At December 31, 2010, there was $1,071 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.3 years.  The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $421, $20 and $984, respectively.

(15)	Sale of Subsidiaries

The Company sold its subsidiary LTC Insurance Services, LLC, a brokerage operation, on September 1, 2010.  Proceeds from the sale were $500, made up of $175 paid in cash and a note receivable of $325.  The sale resulted in a loss of $222 after write-off of goodwill of $718.

The Company sold its subsidiary Ordinance Holdings, Ltd., an actuarial consulting operation, on December 31, 2010.  Proceeds from the sale were $850.  Payment was not received until January 2011; therefore, the balance of notes receivable as of 12/31/2010 was $850.  The sale resulted in a loss of $198 after write-off of goodwill of $1,048.

(16)	Subsequent Events

In January of 2011 we sold approximately $75 million of fixed income securities realizing a pre-tax gain of approximately $10.2 million. The trade included primarily corporate securities and to a lesser extent commercial mortgage back securities. The proceeds are currently invested in short-term securities and will therefore negatively impact investment income in 2011.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
SELECTED QUARTERLY FINANCIAL DATA
(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2010 and 2009
(dollars in thousands except per share amounts):

2010	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$52,997	$56,843	$63,259	$66,211
Earnings before taxes	6,465	7,312	7,941	6,151
Net earnings	6,564	6,362	7,306	9,719
Comprehensive income (loss)	9,669	20,249	17,094	(3,801)

Net earnings per share:
Basic	$0.63	$0.60	$0.70	$1.03
Diluted	$0.61	$0.58	$0.68	$0.99

Common stock price ranges:
High	$16.81	$16.90	$16.65	$22.40
Low	$13.26	$14.50	$15.11	$16.20

2009	Mar. 31	June 30	Sept. 30	Dec. 31

Total revenues	$53,378	$50,850	$48,582	$51,923
Earnings before taxes	5,754	7,685	5,400	6,027
Net earnings	5,545	6,919	4,954	6.907
Comprehensive income	2,414	24,755	22,055	3,135

Net earnings per share:
Basic	$0.54	$0.67	$0.48	$0.67
Diluted	$0.53	$0.66	$0.47	$0.65

Common stock price ranges:
High	$14.35	$14.54	$17.44	$17.21
Low	$8.44	$9.75	$12.38	$13.41

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED BALANCE SHEETS
(dollars in thousands)

	December 31,
	2010	2009
Assets Investment in subsidiaries	$304,552	$260,692
Other investments: Fixed maturity securities available-for-sale at fair value	5,843	6,216
Common stock at fair value
Short term investments	1,668	136
Secured note receivable from affiliate	3,515	2,500
Total other investments	11,026	8,852
Cash and cash equivalents	306	116
Accrued investment income	80	83
Other assets	-	2,290
Total assets	$315,964	$272,033

Liability and Shareholders’ Equity
Accounts payable and accrued expenses	$536	$96
Total liabilities	536	96

Preferred stock	100	100
Common stock	104	103
Additional paid in capital	102,768	102,489
Accumulated other comprehensive earnings, net	38,128	25,956
Retained earnings	174,328	143,289
Total shareholders’ equity	315,328	271,837
Total liabilities and shareholders’ equity	$315,964	$272,033

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED STATEMENTS OF OPERATIONS
 (dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Investment income	$221	$343	$853
Realized (losses) gains on sales of investments	-	(1,135)	(823)
Total Revenues	221	(792)	30

Expenses:
Operating expenses	2,594	2,728	2,866
Total Expenses	$2,594	2,728	2,866
Net loss before equity in net earnings of subsidiaries	(2,373)	(3,520)	(2,836)
Equity in net earnings of subsidiaries	32,881	27,845	3,146
Net earnings	$30,508	$24,325	$310

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – STATEMENTS OF CASH FLOW
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$(2,373)	$(3,520)	$(2,836)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Change in operating assets and liabilities:
Accrued investment income	3	42	143
Due from/to affiliate	535	(6,374)	7,143
Accounts payable and accrued expenses	269	(7,282)	(52)
Other, net	(70)	(1)	2,029
Net cash provided by (used in) operating activities	737	(17,135)	6,427

Cash flow from investing activities:
Decrease (increase) in investments	(642)	6,630	16,797
Investment in subsidiary	3,705	5,752	(14,873)
Decrease (increase) in short term investments	(1,532)	2,998	(1,227)
Net cash provided by investing activities	1,531	15,380	697

Cash flow from financing activities:
Proceeds from exercised stock options	3,030	1,844	460
Stock repurchase payments	(2,735)	-	(7,565)
Net cash provided by (used in) financing activities	295	1,844	(7,105)

Net increase in cash	190	89	19
Cash and cash equivalents, beginning of year	116	27	8
Cash and cash equivalents, end of year	$306	$116	$27

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)
SCHEDULE II – CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Net earnings	$29,951	$24,702	$1,463

Other comprehensive (loss) income:

Unrealized gains (losses) on securities available-for sale	17,850	31,394	(22,283)

Unrealized (losses) gains on hedging transactions	(739)	2,736	(94)
Reclassification adjustment for realized (gains) losses included in net earnings.	(2,251)	(163)	14,348

Total other comprehensive income (loss) before income taxes.	14,860	33,967	(8,029)

Income tax expense related to items of other comprehensive income	2,069	5,133	96

Other comprehensive income (loss) net of income taxes	12,791	28,834	(8,125)

Total comprehensive income (loss)	$42,742	$53,536	$(6,662)

Less: Comprehensive income attributable to the non-controlling interest	(469)	577	1,111

Total comprehensive income (loss)	$43,211	$52,959	$(7,773)

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
SCHEDULE III – SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G		Column H	Column I	Column J
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Claims and Claim Adjustment Expenses	Net Unearned Premium	Net Earned Premium	Net Investment Income (1)	Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)	Net Premiums Written
						Current Year	Prior Year
2010
E&S	$11,807	$300,908	$56,230	$102,907	$21,331	$60,516	$(2,397)	$22,166	$-	$114,223
ART	7,163	69,884	29,248	53,752	4,891	31,997	2,666	13,809	-	62,366
Assumed Re	3,172	72,506	19,123	44,081	5,231	27,432	1,448	7,510	-	46,658
Runoff	-	9,753	-	(7)	685	(6)	(1,361)	-	-	(7)
Total	$22,142	$453,051	$104,601	$200,733	$32,138	$119,939	$356	$43,485	$47,661	$223,240

2009
E&S	$9,928	$291,741	$46,217	$91,970	$21,255	$56,858	$(12,610)	$20,739	$-	$89,517
ART	3,795	63,175	21,076	40,612	4,563	22,939	1,554	8,332	-	39,036
Assumed Re	2,505	53,183	15,113	36,026	3,840	22,604	5,679	8,132	-	36,247
Runoff	-	12,265	167	(91)	896	(238)	860	-	-	(91)
Total	$16,228	$420,364	$82,573	$168,517	$30,554	$102,163	$(4,517)	$37,203	$41,266	$164,709

2008
E&S	$10,058	$287,207	$48,598	$92,976	$21,608	$54,531	$5,202	$21,476	$-	$89,946
ART	4,994	51,163	22,283	38,695	3,850	21,485	(1,913)	10,393	-	43,849
Assumed Re	3,119	40,913	15,260	42,544	3,078	28,765	-	11,615	-	45,913
Runoff	-	14,026	-	256	1,055	(29)	2,105	-	-	256
Total	$18,171	$393,309	$86,141	$174,471	$29,591	$104,752	$5,394	$43,484	$39,946	$179,964

(1)  The Company does not allocate other operating expenses to the various business segments.  See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV – REINSURANCE

Years Ended December 31,

(dollars in thousands)

Property-Liability Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

United States
December 31, 2010	$231,419	$71,558	$-	$159,861	-
December 31, 2009	$214,784	$82,293	$-	$132,491	-
December 31, 2008	$201,735	$69,808	$-	$131,927	-

Bermuda
December 31, 2010	$-	$-	$40,872	$40,872	100.0%
December 31, 2009	$1,927	$1,023	$35,122	$36,026	103.0%
December 31, 2008	$-	$5,545	$48,089	$42,544	113.0%

Combined Total
December 31, 2010	$231,419	$71,558	$40,872	$200,733	20.4%
December 31, 2009	$216,711	$83,316	$35,122	$168,517	20.8%
December 31, 2008	$201,735	$75,353	$48,089	$174,471	27.6%

See accompanying independent auditors’ report.

EXHIBIT 11

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

COMPUTATION OF EARNINGS PER SHARE
(dollars in thousands except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Basic:

Earnings available to common Shareholders	$30,508	$24,325	$310

Weighted average common shares outstanding	10,302,525	10,307,592	10,459,161

Basic earnings per common share	$2.96	$2.36	$0.03

Diluted:

Earnings available to common Shareholders	$30,508	$24,325	$310

Weighted average common shares outstanding	10,302,525	10,307,592	10,459,161

Weighted average common shares attributable to stock options and restricted stock	343,579	250,159	226,772

Total weighted average common shares	10,646,104	10,557,751	10,685,933

Diluted earnings per common share	$2.87	$2.30	$0.03

EXHIBIT 12

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

RATIO OF EARNINGS TO FIXED CHARGES
(dollars in thousands)

	2010	2009	2008
Earnings
Pre-tax earnings	$28,426	$24,866	$341
Plus: Interest expense recognized	3,154	3,614	3,648
Total earnings	$31,580	$28,480	$3,989

Fixed charges
Interest expenses for the period	$3,154	$3,614	$3,648
Total fixed charges	$3,154	$3,614	$3,648

Coverage Ratio	$10.01	7.88	1.09

Exhibit 21

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SUBSIDIARIES OF THE COMPANY

American Safety Insurance Holdings, Ltd. – Bermuda
American Safety Assurance, Ltd. – Bermuda
American Safety Reinsurance Ltd. – Bermuda
American Safety Holdings Corp. – Georgia
American Safety Casualty Insurance Company – Oklahoma
American Safety Indemnity Company – Oklahoma
Harbour Consulting, Ltd. - Bermuda
American Safety Insurance Services, Inc. – Georgia
American Safety Claims Services, Inc. – Georgia
American Safety Administrative Services, Inc. – Georgia
Sureco Bond Services, Inc – Georgia
American Safety Financial Corp. – Georgia
American Safety Purchasing Group, Inc. – Georgia
LTC Risk Management, LLC
American Safety Capital Trust - Georgia
American Safety Capital Trust II - Georgia
American Safety Capital Trust III - Georgia
American Safety Risk Retention Group, Inc. (non-subsidiary risk retention group affiliate) – Vermont
American Safety Assurance (VT), Inc. – Vermont
Victore Enterprises, Inc. - Oklahoma
Agency Bonding Company - Oklahoma
Victore Insurance Company - Oklahoma

Exhibit 23.1

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

American Safety Insurance Holdings, Ltd.
Hamilton, Bermuda

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No.  333-171494) and Form S-8 (Nos. 333-145541 and 333-153628) of American Safety Insurance Holdings, Ltd., of our reports dated March 16, 2011 relating to the consolidated financial statements and financial statement schedules, and the effectiveness of American Safety Insurance Holdings, Ltd’s internal control over financial reporting, which appear in this Annual Report on Form 10-K.

/s/ BDO USA, LLP

Atlanta, Georgia
March 16, 2011

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

b)      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)      Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)      Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5)           The registrant’s other certifying officer(s), and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 16, 2011	/s/ Stephen R. Crim Stephen R. Crim
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

Date: March 16, 2011	/s/ Mark W. Haushill Mark W. Haushill
Chief Financial Officer

Exhibit 32.1

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

The undersigned, as the chief executive and chief financial officers of American Safety Insurance Holdings, Ltd., respectively, certify that to the best of our knowledge, the Annual Report on Form 10-K for the period ended December 31, 2010, which accompanies this certification, fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934 and the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of American Safety Insurance Holdings, Ltd. at the dates and for the periods indicated.  The foregoing certification is made pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) and shall not be relied upon for any other purpose.

Dated this 15th day of March, 2011.

/s/ Stephen R. Crim Stephen R. Crim
Chief Executive Officer and President

/s/ Mark W. Haushill Mark W. Haushill
Chief Financial Officer