Form 10-K/A
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2011-04-29
CIK 783603

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes____No _X_

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

The number of shares of registrant’s common stock outstanding on March 31, 2011 was 10,445,285.

Documents Incorporated by Reference
None.

[The Remainder of this Page Intentionally Left Blank]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment’) to the Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant” or the “Company’) for the year ended December 31, 2010 filed on March 16, 2011 (the “Original Filing”) is being filed for the purpose of including the information required by Part III of Form 10-K that previously had been incorporated by reference.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

DIRECTORS

Class I Directors

David V. Brueggen, age 64, has served as a director of the Company since 1986 and as Chairman of the Board of Directors since 2004.  Prior to his retirement in December 2008, Mr. Brueggen was senior vice president of finance of Anson Industries, Inc. in Melrose Park, Illinois, which is engaged in drywall, acoustical and foam insulation contracting.  Mr. Brueggen was employed by Anson Industries, Inc. since 1982.  Previously, he was an audit manager with an international public accounting firm for 10 years.  Mr. Brueggen is a certified public accountant.

Stephen R. Crim, age 47, has been a director of the Company since 2002.  Mr. Crim became President and Chief Executive Officer of the Company in 2003 and became President of the Company’s insurance and reinsurance operations in 2002.  Prior to becoming President and Chief Executive Officer, Mr. Crim was responsible for all of the Company’s underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety Co. and The Hartford Insurance Co. between 1986 and 1990.

Lawrence I. Geneen, age 67, has served as a director of the Company since 2003.  He is president and owner of an insurance risk management and strategic consulting firm in Scarsdale, New York.  From 1999 to 2001, he was executive vice president and chief operating officer of the American Management Association in New York, New York, which is engaged in management training and publishing. From 1997 to 1999, Mr. Geneen was a managing director of Marsh & McLennan, Inc. in New York, where he was responsible for global sales and client management leadership in its insurance brokerage business.  From 1992 to 1997 he was a managing principal and shareholder of Johnson and Higgins, and from 1974 to 1992 he was employed in a number of executive sales positions and management positions in its insurance brokerage business. Mr. Geneen also currently serves on the board of Hartville Industries, a privately held pet insurance company.

Class II Directors

Cody W. Birdwell, age 58, has served as a director of the Company since 1986.  Mr. Birdwell has been president of Houston Sunbelt Communities, L.C. in Houston, Texas, since 1993, which is engaged in subdivision and mobile home community development and sales.

Steven L. Groot, age 61, has served as a director of the Company since 2006.  Prior to his retirement, Mr. Groot served in various positions at Allstate Insurance Company in Northbrook, Illinois from 1970 to 2002, most recently as President of Direct Distribution and e-Commerce and as a member of Allstate’s board of directors.

Marilyn V. Hirsch, age 42, has served as a director of the Company since July 2009.  Ms. Hirsch is a Managing Director at 787 Capital, LLC, a principal investment and advisory firm located in New York, New York.  From 2007 to 2009 she served as Vice President of Delek Capital, Ltd, a wholly owned subsidiary of the Delek Group, Ltd, an international conglomerate headquartered in Israel.  She was responsible for worldwide business development in the field of financial services and insurance.  From 1995 to 2006, Ms. Hirsch worked in various positions at Donaldson, Lufking & Jenrette and Credit Suisse in both fixed income and investment banking, most recently as a Managing Director in the Credit Suisse’s Financial Institutions Group covering insurance companies in the U.S. and Bermuda. Ms. Hirsch has previously served on the board of the Republic Group, a private company owned by the Delek Group (a TASE listed company) and on the board of Gallery IPT, a privately held Israeli company.

Class III Directors

Harris R. Chorney, age 59, has been a director of the Company since January 2009. Mr. Chorney is the founding principal of Holder & Wilcox, LLC, a retained executive search firm focusing on the human capital needs of the insurance industry that was founded in 2001.  From 2000 to 2001, Mr. Chorney served as a managing director at KPMG Consulting and from 1983 to 2000 was Assurance Partner at KPMG LLP, serving as partner in charge of KPMG’s U.S. insurance practice.  Mr. Chorney was also a member of KPMG’s International Insurance and U.S. Financial Services Leadership Committees from 1993 to 2000.

Thomas W. Mueller, age 56, has served as a director of the Company since 1986.  Mr. Mueller has been vice president of Cardinal Industrial Insulation Co., Inc. in Louisville, Kentucky, since 1975, which is engaged in industrial insulation and asbestos and sound abatement.

EXECUTIVE OFFICERS

The following summarizes the business experience over the last five years of the Company’s executive officers, other than Mr. Crim, whose business experience is described above under ‘DIRECTORS.’

Guy Cloutier, age 59, has served as Senior Vice President & Chief Actuary of the Company’s Bermuda reinsurance subsidiary, American Safety Reinsurance, Ltd., since 2007.  Prior to joining American Safety Reinsurance, Ltd., Mr. Cloutier was the President and sole owner of Ordinance Holdings, Ltd., a Bermuda-based company engaged in actuarial consulting and reinsurance brokerage, formed in 2003.

Mark Haushill, age 49, has served as Chief Financial Officer and Treasurer since September 2009.  Prior to joining ASI, he served as Senior Vice President and Chief Financial Officer at Argo Group International from December 2000 to September 2009. Prior to Argo Group, Mr. Haushill served in the management of the Treasury Operations both at USAA and Titan Holdings, Inc. and in the audit practice at KPMG. Mr. Haushill has over 23 years of experience in property and casualty insurance. Mr. Haushill holds a certified public accountant certificate.

Randolph L. Hutto, age 62, has served as General Counsel and Secretary of the Company since September 2006.  Prior to joining the Company, Mr. Hutto served as Executive Vice President, General Counsel and Secretary of NDC Health Corporation, a New York Stock Exchange-listed health care claims processing and information management company, from April 2004 to January 2006, and as Executive Vice President and Chief Financial Officer from November 2000 to April 2004.

Joseph D. Scollo, Jr., age 47, has served as Executive Vice President and Chief Operating Officer of the Company since January 2006.  Mr. Scollo served as Executive Vice President of the Company since January 2003 and as Senior Vice President - Operations from 1998 until January 2003. Previously, Mr. Scollo served as Senior Vice President - Operations of United Coastal Insurance Company in New Britain, Connecticut from 1989 until 1998.  Mr. Scollo has over 23 years of experience in the insurance industry.  Mr. Scollo holds a certified public accountant certificate.

Section 16(a) Beneficial Ownership Reporting Compliance of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own 10% or more of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  SEC regulations require that such directors, officers and 10% or more shareholders furnish the Company with copies of all Section 16(a) reports they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all directors, officers or 10% shareholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2010.

CORPORATE GOVERNANCE

Audit  Committee of the Board of Directors

The Board of Directors has established an audit committee composed of independent directors and that reviews the scope of the Company’s audit, pre-approves the services and fees of its independent accounting firm, recommends to the shareholders the engagement of the independent registered public accounting firm, and reviews such firm’s reports.  The audit committee operates pursuant to a written charter, a copy of which is available on our website, www.asih.bm in the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the audit committee are Messrs. Brueggen, Chorney (chairman) and Groot.  The Board of Directors has determined that each member of the audit committee is financially literate and independent as defined in the listing standards of the New York Stock Exchange.  The Board of Directors has also determined that each of Mr. Brueggen and Mr. Chorney is qualified as an “audit committee financial expert” within the meaning of the SEC regulations, and therefore, meets the requirement under the New York Stock Exchange listing standards that at least one member of the audit committee have accounting or related financial management expertise.

The Company’s independent registered public accounting firm reports directly to the audit committee, which controls its engagement.  The audit committee pre-approves the provision of all audit and non-audit related services by the Company’s independent registered public accounting firm and meets with management and the accounting firm at each audit committee meeting in separate executive sessions, if deemed necessary, to review the Company’s financial statements and significant findings based on the auditor’s review processes.  The audit committee has also established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters.  The audit committee held five meetings during 2010. The audit committee is responsible for reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof, reviewing the annual independent audit of the Company's financial statements, reviewing the Company's systems of internal accounting and financial controls and reviewing and monitoring the internal audit process and internal audit results. However, the audit committee is not responsible for planning or conducting the audit or for determining whether the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Nor is the audit committee responsible for ensuring that the Company complies with all laws and regulations and its Code of Business Conduct and Ethics.

Code of Business Conduct and Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics in accordance with rules of the SEC and the New York Stock Exchange listing standards applicable to all directors, officers and employees, including the principal executive officers, principal financial officers, principal and senior accounting officers or controller, or persons performing similar functions. The Code of Business Conduct and Ethics is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. The Company’s Code of Business Conduct and Ethics is available on our website, www.asih.bm in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section.  Shareholders may request a printed copy of the Code of Business Conduct and Ethics, free of charge, upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

Corporate Governance Guidelines

The Company is committed to having sound corporate governance practices, and the Board of Directors has adopted Corporate Governance Guidelines that provide a framework for the governance of the Company.  The Board of Directors reviews these guidelines periodically and monitors developments in the area of corporate governance.  Our Corporate Governance Guidelines are available on our website, www.asih.bm in the “Governance Documents” subsection, under “Corporate Overview” in the “Investor Relations” section.  Shareholders may request a printed copy without charge upon written request to the Secretary of the Company, 31 Queen Street, Hamilton HM 11 Bermuda.

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

Below is a chart that summarizes the specific qualifications of each non-employee member of the Board of Directors, including the nominees for election at the 2011 Annual Meeting of Stockholders.  An “X” in the chart indicates that person’s specific qualification or expertise upon which his or her Board service is based.  The fact that a particular qualification is not marked does not mean that the person does not have that particular qualification or skill, just that the particular qualification or skill is not the area for which the Board relies on that person.

	Cody W. Birdwell	David V. Brueggen*	Harris R. Chorney	Lawrence I. Geneen*	Steven L. Groot	Marilyn V. Hirsch	Thomas W. Mueller
High level of industry specific accounting and finance expertise		X	X		X	X
Audit Committee financial expert		X	X
Extensive knowledge of the insurance industry				X	X	X
Extensive construction and environmental industry knowledge and experience	X	X					X
Broad general business experience	X	X		X			X
* Candidate for reelection at 2011 Annual Meeting of Stockholders

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

Item 11.                      Executive Compensation.

Compensation Discussion and Analysis

Compensation Committee. As described above, in “Item 10 Corporate Governance – Committees of the Board of Directors,” the Company has a Compensation Committee (the “Committee”) that currently consists of Messrs. Geneen (Chairman) and Mueller and Ms. Hirsch.  The Committee operates pursuant to a written charter reviewed annually by the Committee and that is available on our website, www.asih.bm.  The Board of Directors has determined that the members of the Committee are “non-employee directors” (within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended), “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code) and “independent directors” (within the standards set forth by the New York Stock Exchange).  In addition, no Committee member is a current or former employee of the Company or any of its subsidiaries.  Generally, the Committee is responsible for reviewing and recommending to the Board of Directors matters regarding executive compensation.  The Committee generally meets quarterly, and on an as-needed basis.

General Philosophy. We compensate our senior management through a combination of base salary, bonus and equity compensation that we design to be competitive with comparable employers and to align our management’s incentives with the long-term interests of our shareholders.  The purpose of our compensation program generally is to develop and implement a fair, consistent and competitive program, which will attract, motivate and retain highly qualified talent.  The Committee views the compensation program as a management tool that, through the setting of goals and objectives, encourages management to achieve or exceed the Company’s business objectives. In making compensation decisions, we establish target overall cash compensation and then allocate that compensation between base salary and bonus.  We then determine what level, if any, of equity compensation is appropriate.  At the senior management level, we design incentive compensation as an aid to retention of key employees and to reward company-wide performance by tying awards to the achievement of goals and objectives that relate to (i) our performance in such areas as growth and return on equity, (ii) individual performance and (iii) business unit performance, as discussed below under “- Annual Cash Bonuses” and “- Equity Compensation.”  The compensation for each of our named executive officers (“NEOs”) consists of a base salary, an annual bonus, restricted stock awards and other benefits and perquisites.

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

Targeted Overall Compensation for 2010. The goal of our compensation programs is to fairly compensate our executives in a manner to be competitive with comparable employers and to align our executives’ incentives with the short term operational and financial success of the Company and the long-term interests of our stockholders.  Our compensation programs are designed to support management’s goal of hiring, retaining and rewarding qualified executives who embrace the Company’s mission of providing innovative insurance solutions for specialty risks in underserved markets and who are committed to providing continuing value to our stockholders. All of our compensation programs are strategy-focused, competitive and, where appropriate, may include supplemental and perquisite programs.

Base compensation generally is established at a level competitive with a defined peer group generally at least at the 50th percentile of peer data. Total direct compensation will be targeted at up to the 75th percentile when performance goals are achieved. In 2009, the Committee retained Lockton Benefits Group (“Lockton”) to perform certain consulting and advisory services with respect to the Company’s compensation practices. The peer data was prepared by Lockton Companies LLC and included information with respect to the following companies: American Physicians Capital Inc.; American Physicians Service Group, Inc.; Amerisafe Inc.; Amtrust Financial Services, Inc.; Baldwin & Lyons Inc.; Donegal Group Inc.; Eastern Insurance Holdings; Employers Holdings; First Mercury Financial Corp; FPIC Insurance Group Inc.; Hallmark Financial Services Inc.; Meadowbrook Insurance Group Inc.; Mercer Insurance Group Inc.; National Interstate Corp.; NYMagic Inc.; PMA Capital Corp.; Seabright Insurance Holdings Inc.; Specialty Underwriters Alliance, Inc.; Tower Group, Inc.; and United America Indemnity, Ltd.  While the Company is not aware of any company that is identical in structure, size, lines of business and US and Bermuda operations, each of the companies included in the peer group is a small to mid-cap sized specialty insurer or reinsurer that has characteristics that Lockton and the Company believe qualify them to be appropriate points of comparison.  The goal of our compensation program is to fairly compensate our executives in a manner to be competitive with comparable employers and to align our executive’s incentives with the short-term operational and financial success of the Company and the long-term interests of the Company and its shareholders.

Where appropriate, executives will be selected to participate in the Company’s supplemental or perquisite programs, depending upon comparable data, retention value of the executive and cost to the Company.

Our Chief Executive Officer, Chief Financial Officer and the three other executive officers of the Company who received a combined salary and bonus in excess of $100,000 during 2010 (our “NEOs”) are Stephen R. Crim, Joseph D. Scollo, Jr., Mark W. Haushill, Randolph L. Hutto and Guy Cloutier.

With respect to Stephen R. Crim, our President and Chief Executive Officer, we considered Mr. Crim’s responsibilities and his contributions to the Company’s operating results during his tenure in establishing his targeted overall compensation for 2010.  In 2009, management retained Lockton Companies, LLC to perform a survey of compensation levels at our peer companies, the results of which were taken into account in setting compensation levels for 2010.  The Committee did not perform a formal survey of those peer or similar company levels nor did the Committee retain a separate compensation consultant to advise us with respect to compensation levels for 2010.  Rather we subjectively assessed the appropriate areas of compensation levels.  We followed a similar process when establishing targeted compensation for our other NEOs, Joseph D. Scollo, Jr., our Executive Vice President and Chief Operating Officer, Mark W. Haushill, our Chief Financial Officer, Randolph L. Hutto, our General Counsel and Secretary, and Guy Cloutier, Senior Vice President and head of our reinsurance subsidiary.  The Chief Executive Officer reviews the other NEO’s performance and makes compensation recommendations to the Committee, which are reviewed by the Committee in light of the overall compensation and Company performance.

The Company’s bonus plan is governed by the Long-Term Incentive Plan (the “LTIP”) as in effect for the particular compensation year.  See Long-Term Incentive Plan, below. The LTIP is structured into three groups. In 2010, Group 1 included, among others, NEOs Crim, Scollo, Haushill and Cloutier. Group 2 included, among others, NEO Hutto.  The Company’s bonus plan as it relates to each Group 1 NEO has both corporate and personal performance goals established on an annual basis and for the Group 2 NEO includes corporate, group and personal performance goals.  Pursuant to the plan, bonuses for Group 1 NEO’s are based 80% on the achievement of the corporate goals and 20% on the achievement of the particular NEO’s personal goals. Bonuses for the Group 2 NEO are based 40% on the achievement of the corporate goals, 40% on achievement of group goals and 20% based on the achievement of personal goals. The Board of Directors sets the corporate goals based on the budget.   Mr. Crim, the CEO, works directly with the Compensation Committee and the other NEOs to formulate and approve applicable group goals and their respective personal goals at the beginning of the year and the Compensation Committee formulates and approves Mr. Crim’s personal goals.  At the end of the year, Mr. Crim assesses the achievement of the group and personal goals with respect to the other NEOs and the Compensation Committee assesses the achievement of these goals with respect to Mr. Crim.

The goals are intended to reflect the attainment of targets that are primarily designed to further the objectives of the Company’s strategic plan, which is updated each year.  For 2010 (the year covered by the 2011 proxy statement), the Board based 100% of the corporate component of the bonus plans on profitability, measured by the achievement of a pre-tax earnings goal of $28 million and a return on equity target of 9.8% (the “2010 Annual Objective”).

Mr. Crim and Mr. Scollo, as CEO and COO, respectively, had an additional personal goal based on progress of the Company’s underwriting toolbox information technology project.  Mr. Cloutier, who has specific business unit oversight with respect to the Company’s Bermuda operations, focused primarily on achieving the 2010 Annual Objective by pursuing achievement of targeted gross written premium of $49.4 million, $4.3 million of earnings prior to expense allocations and a 92.9% combined ratio for  the assumed reinsurance division.  Mr. Haushill, as CFO, primarily focused on achieving the 2010 Annual Objective through developing and implementing a talent management process for the financial organization and developing a strategy for capital deployment and acquisition.  Mr. Hutto, as the Company’s General Counsel, focused primarily on ensuring that the legal department provided outstanding legal services to the Company, monitoring regulatory compliance, and assessing the impact of potential tax legislation.

For the year ended December 31, 2010, the Company achieved a return on equity of 10.9% and had pre-tax earnings of $28 million, exceeding the ROE component and meeting the pre-tax earnings component of the 2010 Annual Objective.  As a result, 80% of the targeted bonus was achieved for those NEO’s in Group 1 and 40% for the NEO in Group 2. The Compensation Committee reviewed and assessed Mr. Crim’s achievement of his personal goal and Mr. Crim’s evaluation of Mr. Scollo’s achievement of his personal goal and determined that the goals had been achieved so that the 20% of targeted bonus based on achievement of their personal goals was also met.  Mr. Crim reviewed and assessed the achievement by the other NEOs of their respective personal goals.  Payment of bonuses at the level recommended by Mr. Crim based upon achievement of the 2010 Annual Objective (80% of target for Messrs. Scollo, Haushill and Cloutier and 40% of target for Mr. Hutto), Mr. Crim’s assessment of achievement of Mr. Hutto’s group goal (40% of target) and all NEO’s personal goals (20% of target) was approved by the Compensation Committee. As discussed below under 2010 Long-Term Incentive Plan, the target incentive compensation for 2010 included a cash bonus equal to 32% of salary for Messrs. Crim, Scollo, Haushill and Cloutier and 20% for Mr. Hutto  and an equity component equal to specified percentages of salary depending upon the specific NEO.

Base Salaries.  The base salaries for our NEOs, Messrs. Crim, Scollo, Haushill and Hutto during the year ended December 31, 2010 include increases over previous period contractually established salaries based on Company performance and achievement of individual goals and objectives.  The base salary for Mr. Haushill was established by contract when he joined the Company in September 2009.  In the case of Mr. Cloutier, base salary was established by considering his performance and contribution to the Company and his business responsibilities.  These amounts reflect levels that we concluded were appropriate based on our general experience and considering compensation levels at our peer companies.  Our base salaries are intended to be competitive with base salaries paid by other similar insurance companies to executives with similar qualifications, experience and responsibilities, although we do not follow a formal practice in this regard.  The Committee periodically discusses salary recommendations with the Chief Executive Officer with regard to other Company executive officers.  These salary recommendations are generally based on an evaluation of the individual’s performance in the position held, the Company’s operating results, and the individual’s contribution to the Company’s operating results.

The compensation of our Chief Executive Officer, Stephen R. Crim, Executive Vice President and Chief Operating Officer, Joseph D. Scollo, Jr., Chief Financial Officer, Mark W. Haushill, General Counsel, Randolph L. Hutto, are governed primarily by employment agreements, the material terms of which are more specifically described below under “ - Employment Agreements.”  These employment agreements provide for a base salary of $408,233 for Mr. Crim, $345,000 for Mr. Scollo, and $308,850 for Mr. Hutto effective as of August 1, 2007, subject to annual review and adjustment.  Mr. Haushill’s employment agreement, effective as of September 8, 2009, provides for a base salary of $335,000.  Compensation, including base salary and bonus opportunity, for Mr. Cloutier was based on a determination by the Chief Executive Officer, discussed with and approved by the Committee. The base salaries for Messrs. Crim, Scollo, Haushill, Hutto and Cloutier in 2010 were $434,500, $397,009, $339,447, $332,566 and $400,000, respectively.

Long-Term Incentive Plan.  In 2007, the Committee retained Lockton to review the Company’s compensation programs.  Based on the results of this review, the Compensation Committee adopted the LTIP commencing with calendar year 2008.  The LTIP is administered by our Human Resources Department, with input from the Chief Executive Officer and the Committee.

The LTIP is designed to compensate and retain those executives and key employees that contribute most to driving revenue and profitability.  This philosophy represents a modification from prior year plans, which were more focused on title than revenue and profitability.  Under the LTIP as in effect for 2010, there are 3 groups eligible for stock awards, in addition to a cash bonus.  Of the NEOs, Messrs. Crim, Scollo, Haushill and Cloutier are in Group 1 and are eligible to receive restricted stock grants and annual performance-based cash bonus awards.  Mr. Hutto is in Group 2 and is eligible to receive restricted stock grants and annual performance-based cash bonus awards. Restricted stock awards are designed as an aid in retention of personnel and are not directly tied to performance.  Restricted stock awards vest 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award.

The incentive payouts for 2010 generally applicable to NEOs are based on meeting established targets, expressed as a percentage of the NEO’s base salary, include a 32% cash bonus for Group 1, a 20% cash bonus for Group 2, and a 40% restricted stock grant for Messrs. Crim and Scollo, a 30% restricted stock grant for Messrs. Haushill and Cloutier, and a 15% restricted stock grant for Mr. Hutto.  The targets are established each year.  The Committee reserves the right to modify the bonus payout based on extraordinary circumstances and/or exceptional performance.

The cash bonus portion of the LTIP is designed to reward short term performance, and is distributed based on a combination of achieving annual financial targets and established qualitative goals.  For 2010, our financial target was based 100% on profitability, as measured by pre-tax earnings and return on equity. In addition to the financial target, a portion of the bonus is based upon achievement of other personal and qualitative goals established annually.  Our Group 1 NEOs receive 80% of their cash bonus based on the corporate financial target and 20% of their cash bonus based on meeting certain personal and qualitative goals.  Our Group 2 NEO receives 40% of his cash bonus based on the corporate financial target, 40% based on a group goal and 20% based on meeting certain personal and qualitative goals.

To reward NEOs for achieving optimal results, leverage ratios apply to the cash bonus amounts for exceeding or missing financial targets.  The following leverage ratios apply to the cash bonus portion under the LTIP:

% ACHIEVED OF TARGET	LEVERAGE RATIO
120%	150%
110%	120%
100%	100%
90%	50%

The following table provides an overview of the total incentive compensation under the LTIP as in effect for 2010, consisting of cash bonus and restricted stock awards, which participants may receive depending on the level of achievement of established targets.  For example, if 100% of the target is reached, Group 1 NEOs would receive a cash bonus of 32% of salary.   Mr. Crim would receive a restricted stock award equal to  20% of salary. The other Group 1 NEOs would receive a restricted stock award equal to 15% of salary. The Group 2 NEO would receive a cash bonus of 20% of salary and a restricted stock award equal to 15% of salary.  As a result, Messrs. Crim would receive total incentive compensation under the LTIP of 52% of salary, Mr. Scollo Messrs. Cloutier and Haushill would receive total incentive compensation of 47% of salary and Mr. Hutto would receive total incentive compensation of 35% of salary.

NEO RECIPIENT	TARGET BONUS	BONUS AT 110% OF TARGET	BONUS AT 120% OF TARGET	BONUS AT 90% OF TARGET
Crim	52%	58.4%	68%	36%
Scollo, Cloutier, Haushill	47%	53.4%	63%	31%
Hutto	35%	39%	45%	25%

Note that the information in the table above represents the total incentive compensation, including cash and restricted stock, and is expressed as a percentage of the NEO’s base salary.

Annual Cash Bonuses.  For 2010, each NEO was eligible for an annual cash bonus under the LTIP.  Cash bonus awards to our NEOs under the LTIP are based on the achievement of goals and objectives established by the Committee which relate to (i) our profitability measured by pre-tax income and return on equity, (ii) individual performance, and in Mr. Hutto’s case, (iii) group performance. As management responsibility increases, the bonus potential increases and goals and objectives are more heavily weighted toward overall Company performance.  The goals and objectives were established by the Committee in January 2010 and consisted of a target for profitability measured by pre-tax income and return on equity.  The Committee established goals and objectives for 2011 in March 2011.  These goals and objectives for 2011 are similar to those established for 2010, with components for return on equity and pre-tax earnings.

For the year ended December 31, 2010, Messrs. Crim, Scollo, Haushill, Hutto, and Cloutier received cash bonuses of $184,800.00, $168,007, $153,418, $80,209 and $135,000.00, respectively.

Equity Compensation.  The Committee believes strongly that equity-based awards are an integral part of total compensation for employees with significant responsibility for our long-term results.  As part of our compensation program, in 2010 each NEO was eligible for a stock option grant and a restricted stock award pursuant to the LTIP.

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

With the exception of significant promotions and new hires, we generally make these types of awards at a meeting of the Committee each year following the availability of the financial results for the prior year and prior to March 15.  The 2010 grant awards, as part of the 2009 bonus, discussed below were determined at the Committee’s meeting on March 4, 2010, with a grant date of March 8, 2010.  This timing was selected because it enabled us to consider the Company’s prior year performance, the performance of the potential recipients and our expectations for future years.  The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental.  During the year ended December 31, 2010, 81,275 total options, valued at $1,186,866 based on fair market value of the option on the date of grant were granted under the 2007 Plan and at total of 215,466 shares of restricted stock, valued at $3,176,737 were granted under the 2007 Plan.

Pursuant to their employment agreements, each of Messrs. Crim, Scollo, Haushill and Hutto is eligible to participate in all Company equity plans.  Under the LTIP, all NEOs are eligible to receive awards under the 2007 Plan. In 2010, Messrs. Crim, Scollo, Haushill, Hutto and Cloutier were granted options valued at $146,999, $135,793, $27,886, $81,912 and $100,000, respectively, under the 2007 Plan. These grants were made on March 4, 2010 at an exercise price of $14.64 per share and vest ratably over the three-year period ending March 4, 2013.  In 2010 pursuant to the LTIP, Messrs. Crim, Scollo, Haushill, Hutto and Cloutier were granted Restricted Stock Awards valued at $52,445, $36,332, $10,456, $30,682 and $37,455, respectively, under the 2007 Plan.  Each of these awards vests 25% on the first anniversary of the award, 25% on the second anniversary of the award and 50% on the third anniversary.  In 2010, Messrs. Crim, Scollo, Haushill, Hutto and Cloutier were also granted Special Restricted Stock Awards valued at $548,400, $365,600, $114,250, $45,700, and $45,700, respectively, under the 2007 plan.  These special awards vest on vest on the third anniversary of the grant date (provided, however, that such all such restricted stock awards will vest immediately upon a change in control of the Company), with the number of shares that vest at the end of the three-year period being based upon actual book value per share and net written premium at and for the year ended December 31, 2012 as compared to plan book value per share and net written premium at and for the year ended December 31, 2012

Severance Benefits.  We believe that companies should provide reasonable severance benefits to certain of their employees.  With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time.  They should also disentangle the Company from the former employee as soon as possible.  We do not have a general severance plan in place but severance benefits for certain of our NEOs are detailed in their respective employment agreements, as detailed in the section entitled “Potential Payments Upon Termination or Change-In-Control.”

Retirement Plans. The Company offers its employees a “safe harbor 401(k) plan” (the “401(k) Plan”).  All employees are eligible to participate in the 401(k) Plan.  Participants in the 401(k) Plan may elect to defer up to 92% of their compensation each year in lieu of receiving such amount in cash.  However, a participant’s total deferral each year is subject to dollar limitations that are set by law.  For 2010 the limit was $16,500.  This limit may be increased for cost of living changes.  In addition, participants over age 50 may elect to defer additional amounts, referred to as catch-up contributions, of up to $5,500 in 2010.  In order to maintain the safe harbor status of the 401(k) Plan, the Company contributes the total amount of each participant’s salary deferrals each Plan Year and makes a safe harbor matching contribution equal to 100% of the participant’s salary deferrals that do not exceed 3% of the participant’s compensation and 50% of the amount between 3% and 5% of the compensation.  A participant is always 100% vested in amounts attributable to his or her salary deferrals and in the contributions.

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

The value of perquisites and other benefits received by our NEOs for 2010 are shown in the Summary Compensation Table under the heading of “All Other Compensation.”

Stock Ownership Guidelines.  The Company does not have established stock ownership guidelines for any of its officers.  The Company believes that its awards under the LTIP sufficiently align the interests of its officers with those of its shareholders.

Employment Agreements.  Stephen R. Crim is employed by the Company as its Chief Executive Officer pursuant to an employment agreement dated August 1, 2007, (the “Crim Agreement”).  The Crim Agreement provides for an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal at least 120 days prior to the expiration of the initial or then current renewal term. The Crim Agreement provides for a base salary, which may be increased pursuant to a merit increase at each annual performance evaluation. In addition, Mr. Crim is eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors, pursuant to the Company’s LTIP.  Mr. Crim is also eligible to participate in all Company equity plans, including the 2007 Plan.  The Crim Agreement provides for a monthly automobile allowance of $1,000, up to $25,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Crim’s life and reimbursement of the premium cost of a supplemental long-term disability policy.

Joseph D. Scollo, Jr. is employed by the Company as its Executive Vice President and Chief Operating Officer pursuant to an employment agreement dated August 1, 2007, (the “Scollo Agreement”). With the exception of salary levels, the Scollo Agreement is substantially identical to the Crim Agreement.

Mark W. Haushill is employed by the Company as its Chief Financial Officer pursuant to an employment agreement effective as of September 8, 2009.  With the exception of salary levels, the Haushill Agreement is substantially identical to the Crim Agreement.

Randolph L. Hutto is employed by the Company as its Secretary and General Counsel pursuant to an employment agreement dated August 1, 2007, (the “Hutto Agreement”). With the exception of salary levels, the Hutto Agreement is substantially identical to the Crim Agreement.

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

Each of the respective employment agreements also provides for certain termination provisions for Messrs. Crim, Scollo, Haushill and Hutto, which are discussed further in the section entitled “Potential Payments Upon Termination or Change In Control.”

Executive Compensation

The following table sets forth information regarding the annual compensation paid our NEOs for services rendered to the Company during the years ended December 31, 2008, 2009 and 2010:

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($) (2)	($) (3)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)
Stephen R. Crim	2010	435,000	184,800	173,814	-	109,194	902,808
CEO/President	2009	420,000	168,000	962,404	146,998	58,830	1,756,232
	2008	420,000	-	84,002	147,001	47,674	698,677
Joseph D. Scollo, Jr.	2010	397,009	168,006	158,811	-	77,554	801,380
COO/Exec. VP	2009	385,163	155,195	643,794	135,793	49,526	1,369,471
	2008	368,766	-	56,502	131,839	40,197	597,304
Mark W. Haushill(4)	2010	339,447	153,418	101,842	-	16,880	611,587
CFO	2009	105,439	55,275	199,748	224,286	6,961	591,709
	2008	-	-	-	-	-	-
Randolph Hutto	2010	332,556	80,209	49,887	-	76,255	538,907
Secretary/General Counsel	2009	325,653	98,295	122,346	81,913	54,624	682,831
	2008	317,036	-	47,948	79,914	45,444	490,342
Guy Cloutier	2010	400,000	135,000	-	-	329,404	864,404
Senior VP	2009	383,333	135,000	133,195	100,000	260,013	1,011,541
	2008	358,333	-	56,247	62,500	291,206	768,286

(1)  The 2009 awards include special restricted stock awards for Messrs. Crim, Scollo, Haushill, Hutto, and Cloutier valued at $878,400.00, $585,600.00, $183,000.00, $73,200.00, and $73,200.00, respectively, under the 2007 plan.
(2)  “Option Awards” dollar amount is calculated by using the fair market value of the option on the dates of grant as described in Note 13 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders as of December 31, 2008, 2009 and 2010 respectively.
(3)  “All Other Compensation” includes amounts paid for car allowances, the Company’s contribution to each individual’s 401(k) plan (in the case of Mr. Cloutier, his pension plan), amounts expended for annual insurance premiums and other perquisites, amounts for spouses’ air travel, taxes in connection with the Employee Stock Purchase Plan (in case of Mr. Cloutier, the employee portion of Bermuda employment taxes and social insurance paid by the Company) and, in the case of Mr. Cloutier, a housing allowance.  The specific components are shown in the table below:
(4)  Mr. Haushill joined the Company on September 8, 2009.

Named Executive Officer	Year	Car Allowance ($)	401(k) Contributions ($)	Payments for Annual Insurance Premiums ($)	Spousal Air Travel ($)	Taxes ($)	Housing Allowance ($)	Misc. ($)
Stephen R. Crim	2010	12,000	9,800	25,000	1,212	54,052		7,130
	2009	12,000	9,800	25,000	1,173	10,857	-	-
	2008	12,000	9,200	25,000	1,080	-	-	-
Joseph D. Scollo, Jr.	2010	9,000	9,800	22,319	1,047	35,388		-
	2009	9,000	9,800	22,218	1,819	6,689	-	-
	2008	9,000	9,200	22,477	1,997	-	-	-
Mark W. Haushill	2010	6,000	9,800	-	1,080	-	-	-
	2009	2,000	-	3,750	1,211	-	-	-
	2008	-	-	-	-	-	-	-
Randolph L. Hutto (1)	2010	-	9,800	28,166	1,030	30,759	-	6,500
	2009	-	9,800	30,618	1,402	6,304	-	6,500
	2008	-	9,200	27,880	1,864	-	-	6,500
Guy Cloutier (2)	2010	-	40,000	24,392	-	85,012	180,000	-
	2009	-	38,333	23,474	-	18,026	180,000	-
	2008	-	-	-	-	-	180,000	-

(1)  $6,500 was reimbursed to Mr. Hutto with respect to club dues.
(2)  $40,000 paid by the Company into a pension fund on behalf of Mr. Cloutier.
.

Grants of Plan-Based Awards

The following table sets forth information with respect to the stock options granted to the NEOs during the years ended December 31, 2008, 2009 and 2010:

GRANTS OF PLAN BASED AWARDS
		Estimate Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards						All		All
											Other		Other			Grant
											Stock		Option			Date
											Awards:		Awards:		Exercise	Fair
											Number		Number		Or	Value
											of		Of		Base	Stock
											Shares		Securities		Price of	and
											of Stock		Underlying		Option	Option
	Grant	Threshold	Target	Maximum	Threshold		Target		Maximum		or Units		Options		Awards	Awards
Name	Date	($)	($)	($)	(#	)	(#	)	(#	)	(#	)	(#	)	($/Sr)	($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)		(h)		(i)		(j)		(k)	(l)
Stephen R. Crim	3/4/2008(1)	-	-	-	-		-		-		4,680		8,455		17.95	10.04
	3/11/2009	84,000	168,000	252,000	-		-		-		9,231		26,439		9.10	5.56
	3/5/2010	86,999	173,999	260,999	4,021-		8,042-		16,083		5,738		-		14.64	9.14
Joseph D. Scollo, Jr.	3/4/2008(1)	-	-	-	-		-		-		2,883		14,446		17.95	10.04
	3/11/2009	77,032	154,065	231,097	-		-		-		6,209		18,040		9.10	5.56
	3/5/2010	79,401	158,803	238,205	3,714		7,428		14,857		3,975		-		14.64	9.14
Mark W. Haushill(2)	3/4/2008(1)	-	-	-	-		-		-		-		-		-	-
	9/8/2009	-	-	-	-		-		-		-		20,000		16.07	9.82
	3/5/2010	67,889	135,778	203,668	762		1,525		3,051		1,144		-		14.64	9.14
Randolph Hutto	3/4/2008(1)	-	-	-	-		-		-		2,581		9,442		17.95	10.04
	3/11/2009	65,130	130,261	195,391	-		-		-		5,269		14,343		9.10	5.56
	3/5/2010	66,511	133,022	199,533	2,240		4,481		8,962		3,357		-		14.64	9.14
Guy Cloutier	3/4/2008(1)	-	-	-	-		-		-		1,950		2,500		17.95	10.04
	3/11/2009	76,666	153,333	230,000	-		-		-		6,181		16,862		9.10	5.56
	3/5/2010	76,666	153,333	230,000	2,735		5,470		10,941		4,098		-		14.64	9.14

(1) No bonuses were awarded for 2008.
(2) Options awarded on September 8, 2009.

Outstanding Equity Awards at Year End

The following table sets forth the outstanding option and stock awards held by the NEOs as of December 31, 2010:

	Option Awards						Stock Awards
				Equity
				Incentive
				Plan
				Awards:				Market
	Number	Number		Number			Number	Value of
	of	of		of			of Shares	Shares or
	Securities	Securities		Securities			or Units	Units of
	Underlying	Underlying		Underlying			of Stock	Stock
	Unexercised	Unexercised		Unexercised			That Have	That
	Options	Options		Unearned	Option	Option	Not	Have Not
	(#)	(#)		Options	Exercise	Expiration	Vested	Vested
Name	Exercisable	Unexercisable		(#)	Price	Date	(#)	($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h) (4)
Stephen R. Crim	20,000	-			8.85	1/18/12
CEO/President	12,000	-			6.75	1/30/13
	95,000	-			8.57	6/19/13
	18,000	-			13.67	1/21/14
	10,000	-			16.40	3/15/16
	10,000		-		19.05	3/15/17
	6,667	3,333	(1)		17.95	3/4/18
	-	8,455	(3)		17.95	3/4/18	2,340	50,029
	8,813	17,626	(1)		9.10	3/11/19	6,924	148,035
	-	16,083	(1)		14.64	3/4/20	65,738	1,405,478
Joseph D. Scollo, Jr.	12,000	-			8.85	1/18/12
COO/Exec. VP	11,000	-			6.75	1/30/13
	50,000	-			8.57	6/19/13
	12,000	-			13.67	1/21/14
	7,500	-			16.40	3/15/16
	7,500		-		19.05	3/15/17
	5,000	2,500	(1)		17.95	3/4/18
	-	6,946	(3)		17.95	3/4/18	1,442	30,830
	7,904	15,268	(1)		9.10	3/11/19	4,657	99,566
	-	14,857	(1)		14.64	3/4/20	43,975	940,185
Mark W. Haushill	-	20,000	(2)		16.07	9/8/19	-	-
CFO		3,051	(1)		14.64	3/4/20	13,644	291,708
Randolph Hutto	-	10,000	(2)		17.80	9/6/16
Sec./Gen. Counsel	2,000	-			19.05	3/15/17
	3,333	1,667	(1)		17.95	3/14/18
		4,442	(3)		17.95	3/4/18	1,291	27,601
	4,791	9,582	(1)		9.10	3/11/19	3,952	84,493
		8,962	(1)		14.64	3/4/20	7,557	161,568
Guy Cloutier	-	5,000	(2)		19.55	9/17/17
Sr. Vice President	1,667	833	(1)		17.95	3/4/18	975	20,845
	-	11,241	(1)		9.10	3/11/19	4,636	99,117
		10,941	(1)		14.64	3/4/20	9,098	194,515

(1)  The options have a three-year vesting schedule, pursuant to which the shares underlying the options shall vest in one-third increments on each of the first three anniversaries from the date of grant.
(2) The options cliff vest on the fifth anniversary from the date of grant.
(3) The options cliff vest on the third anniversary from the date of grant.
(4) Closing price on December 31, 2010 was $21.38.

Option Exercises and Stock Vested

The following table sets forth the options exercised and stock vested by the NEOs during the year ended December 31, 2010:

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise(#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Stephen R. Crim	23,000	$241,270	1,170	$17,129
CEO/President			2,307	$36,912
Joseph D. Scollo, Jr.	7,000	$73,220	721	$10,555
COO/Exec. VP			1,552	$24,832
Mark W. Haushill	-	-	-	-
CFO	-	-	-	-
Randolph L. Hutto	-	-	645	$9,443
General Counsel			1,317	$21,072
Guy Cloutier	5,621	$58,117	448	$6,558
Senior VP			1,545	$24,720

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

Potential Payments Upon Termination or Change In Control

There are no specified payments accruing to the benefit of Mr. Cloutier upon such termination as a result of a contract, agreement, plan or arrangement between Mr. Cloutier and the Company.  Because of their employment agreements, Messrs. Crim, Scollo, Haushill and Hutto are eligible for certain benefits in the event of termination of their employment as more specifically discussed below.  The amount of potential payments to each such NEO is dependent upon the nature of the termination as discussed below. The amounts of potential payments as referenced in the table assume that such triggering event was effective as of December 31, 2010.  The actual amounts to be paid out upon termination or change in control can only be determined at the time of such event.

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

The following tables set forth the estimated potential payments that would be made to each of the NEOs upon termination or change in control as described above, assuming termination of employment or the change in control took place on December 31, 2010:

Prior to or More Than 24 Months after a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason Expiration of Executive’s Employment Period ($)	Termination for Poor Performance ($)
Stephen R. Crim	Payment(1)	1,323,125	453,125
	Bonus(2)	174,000	-
	COBRA(3)	25,104	25,104
	Restricted Stock Awards(4) (5)	1,603,542	400,885
	Options(5) (6)	2,242,962	2,242,962
	Total	5,368,733	3,122,076
Joseph D. Scollo, Jr.	Payment(1)	1,042,148	413,550
	Bonus(2)	158,803	-
	COBRA(3)	24,241	24,241
	Restricted Stock Awards(4)	1,070,582	267,645
	Options(5) (6)	1,506,628	1,506,628
	Total	3,802,402	2,212,064
Mark W. Haushill	Payment(1)	891,048	353,591
	Bonus(2)	135,779	-
	COBRA(3)	24,241	24,241
	Restricted Stock Awards(4)	291,708	72,927
	Options(5)	13,709	13,709
	Total	1,356,485	464,468
Randolph L. Hutto	Payment(1)	872,959	346,412
	Bonus(2)	133,022	-
	COBRA(3)	17,172	17,172
	Restricted Stock Awards(4)	290,768	72,692
	Options(5)	289,618	289,618
	Total	1,603,539	725,894
Guy Cloutier(7)	Payment(8)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	314,478	78,619
	Options	204,926	204,926
	Total	519,404	283,545

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2010, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2010 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,394.71 (Crim), $1,346.74 (Scollo), $1,346.74 (Haushill), $954.01 (Hutto) per month as of December 31, 2010.
(4)  Restricted stock awards were granted on March 4, 2008, March 11, 2009, and March 4, 2010.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $21.38 on December 31, 2010.
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

After or in Connection with a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Cause or Disability; Termination by Employee for Good Cause ($)
Stephen R. Crim	Payment(1)	1,323,125
	Bonus(2)	174,000
	COBRA(3)	25,104
	Restricted Stock Awards(4)	1,603,542
	Options(5)	2,351,361
	Total	5,477,132
Joseph D. Scollo, Jr.	Payment(1)	1,207,568
	Bonus(2)	158,803
	COBRA(3)	24,241
	Restricted Stock Awards(4)	1,070,582
	Options(5)	1,540,004
	Total	4,001,198
Mark W. Haushill	Payment(1)	1,032,485
	Bonus(2)	135,779
	COBRA(3)	24,241
	Restricted Stock Awards(4)	291,708
	Options(5)	126,763
	Total	1,610,976
Randolph L. Hutto	Payment(1)	1,011,524
	Bonus(2)	133,022
	COBRA(3)	17,172
	Restricted Stock Awards(4)	290,768
	Options(5)	309,750
	Total	1,762,236
Guy Cloutier(6)	Payment(7)	-
	Bonus	-
	COBRA	-
	Restricted Stock Awards(4)	204,926
	Options	298,532
	Total	503,458

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2010, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2010 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,394.71 (Crim), $1,346.74 (Scollo), $1,346.74 (Haushill), $954.01 (Hutto) per month as of December 31, 2010.
(4)  Restricted stock awards were granted on March 4, 2008, March 11, 2009, and March 4, 2010.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $21.38 on December 31, 2010.
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

Due to Disability, Cause or Voluntary Termination without Good Reason
Named Executive Officer	Type of Payment	Termination due to Death, Disability or Retirement ($)	Termination for Cause or Voluntary Termination without Good Reason ($)
Stephen R. Crim	Payment(1)	18,125	18,125
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	1,986,078	-
	Total	2,004,203	18,125
Joseph D. Scollo, Jr.	Payment(1)	16,542	16,542
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	1,213,346	-
	Total	1,229,888	16,542
Mark W. Haushill	Payment(1)	14,143	14,143
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	-	-
	Total	14,143	14,143
Randolph L. Hutto	Payment(1)	13,856	13,856
	Bonus(2)	-	-
	COBRA(3)	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	74,926	-
	Total	88,782	13,856
Guy Cloutier(6)	Payment(7)	-	-
	Bonus	-	-
	COBRA	-	-
	Restricted Stock Awards(4)	-	-
	Options(5)	5,717	-
	Total	5,717	-

(1)  The dollar amounts are calculated assuming a termination date of December 31, 2010, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month).  Messrs. Crim, Scollo, Haushill and Hutto would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2010 pursuant to the terms of their respective employment agreements.
(2)  The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)  The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,394.71 (Crim), $1,346.74 (Scollo), $1,346.74 (Haushill), $954.01 (Hutto) per month as of December 31, 2010.
(4)  Restricted stock awards were granted on March 4, 2008, March 11, 2009, and March 4, 2010.
(5)  The options and award dollar amount is calculated based on the closing stock price of the Company of $21.38 on December 31, 2010.
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

Compensation Committee Interlocks and Insider Participation

The compensation committee, consisting of Messrs. Geneen, Groot and Lackner, is made up of non-employee directors who have never served as executive officers of the Company.  During 2010, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s compensation committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Lawrence I. Geneen, Chairman
Marilyn V. Hirsch
Thomas W. Mueller

Director Compensation

	Fees
	Earned
	or
	Paid In	Stock	All Other
	Cash	Awards	Compensation	Total
Name	($) (1)	($) (2)	($)	($)
Cody W. Birdwell	32,500	40,000	5,968	78,468

David V. Brueggen	46,250	40,000	6,872	93,122

Harris Chorney	40,000	40,000	11,126	91,126

Stephen R. Crim (3)	-	-	-	-

Lawrence I. Geneen	32,500	40,000	5,627	78,127

Steven L. Groot	32,500	40,000	11,623	84,123

Marilyn V. Hirsch	28,750	40,000	14,237	82,987

Thomas W. Mueller	25,000	40,000	21,413	86,413

Jerome D. Weaver	15,000	40,000	4,070	59,070

(1)  These amounts represent all fees earned for service as a director during 2010.  The non-employee directors received the following compensation for their services as a director.  The directors’ compensation is subject to change from time to time.
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

(2)  “Stock Awards” dollar amount is calculated by using fair market value of the awards on July 26, 2010.  The aggregate number of common shares issued was 16,975.
(3)  Mr. Crim is the Chief Executive Officer of the Company and receives no additional compensation as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common shares of the Company owned as of March 31, 2011 (i) by each of the Company’s directors, (ii) by each of the Company’s NEOs identified in the Summary Compensation Table above, (iii) by each person who beneficially owns more than 5% of the common shares and (iv) by all directors and executive officers of the Company as a group.  Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 31, 2011.

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Cody W. Birdwell (1)	211,995	-	211,995	2.03%
David V. Brueggen (2)	22,618	-	22,618	*
Harris K. Chorney	9,610	-	9,610	*
Stephen R. Crim (3)	176,257	206,442	396,206	3.66%
Lawrence I. Geneen	18,596	-	18,596	*
Steven L. Groot (4)	43,752	-	43,752	*
Marilyn V. Hirsch	5,215	-	5,215	*
Thomas W. Mueller (5)	335,951	-	335,951	3.22%
Jerome D. Weaver	7,795	-	7,795	*
Guy Cloutier	49,709	11,767	61,476	*
Mark W. Haushill	18,759	1,017	19,776	*
Randolph L. Hutto	17,368	24,011	48,473	*
Joseph D. Scollo, Jr.	77,110	135,207	223,411	2.03%
All directors and executive officers as a group (14 persons)	994,735	378,444	1,373,179	13.15%

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Blackrock, Inc. (6)	773,776	-	773,776	7.41%
Royce & Associates, LLC (7)	756,419	-	756,419	7.32%
Dimensional Fund Advisors LP (8)	593,956	-	593,956	5.75%

      *Less than 1%
(1)	Includes 98,250 common shares of record held by The Cody Birdwell Family Limited Partnership, over which Mr. Birdwell has sole voting power with respect to the common shares.
(2)	Includes 2,003 common shares owned by his wife and 1,000 shares owned jointly with his wife.
(3)	Includes 38,995 common shares owned by his spouse and 1,569 Common Shares held of record as custodian for a child.
(4)	Includes 43,152 common shares held by K Groot & S Groot TTEE, Steven L. Groot Living Trust, U/A DTD 03/20/1997
(5)
Includes 162,745 common shares held of record by The Mark C. Mueller Trust for which Mr. Thomas W. Mueller is the sole trustee. Mark C. Mueller is a brother of Thomas W. Mueller. Includes 160,000 common shares held of record by The Thomas W. Mueller Trust for which Mark C. Mueller is the sole trustee.

(6)	Its address is 40 East 52nd Street, New York, NY 10022 according to Schedule 13(G/A) as filed with the SEC.
(7)	Its address is 745 Fifth Avenue, New York, NY 10151 according to a Schedule 13(G/A) as filed with the SEC.
(8)	Its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746 according to a Schedule 13(G) as filed with the SEC.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	699,234	$12.14	1,229,905
Equity compensation plans not approved by security holders (2)	16,975	N/A	209,310
Total	716,209		1,438,405

(1) Includes securities available for future issuance under the 2007 Incentive Stock Option Plan.
(2) The 16,975 represents shares actually issued to directors under the 1998 Directors Stock Award Plan. The 209,310 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

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

Item 14.                      Principal Accounting Fees and Services.

The following represents the fees billed to the Company for the two most recent fiscal years by BDO USA LLP, the Company’s independent registered public accountant for 2009 and 2010:

	2010	2009
	(in thousands)	(in thousands)
Audit Fees (1)	$542	$437
Audit-Related Fees (1)	15	17
Tax Fees	--	--
All Other Fees	--	--
Total	$557	$454
______________

(1) Includes fees for professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements, statutory audits in 2010, an audit of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act.

The audit committee of the Company’s Board of Directors considered the provision of non-audit services by BDO USA LLP and determined that the provision of such services was consistent with maintaining the independence of such independent registered public accounting firm.  The audit committee pre-approves all audit and non-audit services provided by BDO USA LLP.

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

Date: April 29, 2011	/s/ Stephen R. Crim Stephen R. Crim
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

Date: April 29, 2011	/s/ Mark Haushill Mark Haushill
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2011.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
By: /s/ Stephen R. Crim
Stephen R. Crim
President