Form 10-Q
period 2011-05-10
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2011-05-10
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
______________________

FORM 10 Q

Ö QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
____  Yes                          X   No

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 2, 2011, was 10,445,285.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (including $5,357 and $5,419 from VIE)	$782,080	$750,250
Common stock, at fair value	6,926	5,082
Preferred stock, at fair value	3,012	2,911
Short-term investments, at fair value (including $3,179 and $3,083 from VIE)	52,990	60,207

Total investments	845,008	818,450

Cash and cash equivalents (including $975 and $759 from VIE)	34,448	38,307
Accrued investment income (including $47 and $54 from VIE)	6,268	7,174
Premiums receivable (including $1,047 and $1,116 from VIE)	30,514	32,470
Ceded unearned premiums (including $246 and $286 from VIE)	24,144	24,380
Reinsurance recoverable (including $4,284 and $4,291 from VIE)	196,360	198,014
Deferred income taxes	6,704	5,922
Deferred acquisition costs (including $(48) and $(38) from VIE)	23,094	22,142
Property, plant and equipment, net	13,085	13,013
Goodwill	9,317	9,317
Other assets (including $272 and $0 from VIE)	49,954	52,064

Total assets	$1,238,896	$1,221,253

Liabilities and Shareholders' Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $10,071 and $9,710 from VIE)	$667,725	$649,641
Unearned premiums (including $859 and $945 from VIE)	134,400	128,981
Ceded premiums payable (including $547 and $434 from VIE)	14,329	11,496
Funds held (including $214 and $248 from VIE)	54,471	55,917
Other liabilities (including $0 and $427 from VIE)	14,076	17,501
Loans payable	39,183	39,183

Total liabilities	924,184	902,719

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares;	-	-
no shares issued and outstanding
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2011, 10,463,568 and December 31, 2010, 10,386,519	105	104
Additional paid-in capital	103,132	102,768
Retained earnings	182,247	174,328
Accumulated other comprehensive income, net	25,560	38,128
Total American Safety Insurance Holdings, Ltd. shareholders’ equity	311,044	315,328
Equity in non-controlling interest	3,668	3,206
Total equity	314,712	318,534

Total liabilities and equity	$1,238,896	$1,221,253

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2011	2010
INCOME STATEMENT DATA:
Revenues:
Direct earned premiums	$57,656	$55,742
Assumed earned premiums	11,283	9,020
Ceded earned premiums	(14,571)	(21,794)
Net earned premiums	54,368	42,968

Net investment income	7,437	7,905
Net realized gains	11,107	1,011
Fee income	865	1,093
Other income	11	20
Total revenues	73,788	52,997

Expenses:
Losses and loss adjustment expenses	42,260	25,401
Acquisition expenses	11,861	9,830
Other underwriting expenses	10,199	9,827
Interest expense	386	759
Corporate and other expenses	720	715
Total expenses	65,426	46,532

Earnings before income taxes	8,362	6,465

Income tax benefit	(32)	(99)

Net earnings before non-controlling interest	8,394	6,564

Less: Net earnings attributable to the non-controlling interest	493	57

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$7,901	$6,507

Net earnings per share:
Basic	$0.76	$0.63
Diluted	$0.73	$0.61

Weighted average number of shares outstanding:
Basic	10,444,325	10,331,810
Diluted	10,788,117	10,644,507

See accompanying notes to consolidated interim financial statements (unaudited).

-  -

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flow from operating activities:
Net earnings	$8,394	$6,564
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized (gains) on sale of investments	(11,107)	(1,011)
Depreciation expense	624	635
Stock based compensation expense	608	436
Amortization of deferred acquisition costs, net	(952)	(1,391)
Amortization of premiums on investments	969	204
Deferred income taxes	(345)	(378)
Change in operating assets and liabilities:
Accrued investment income	906	(189)
Premiums receivable	1,956	(1,823)
Reinsurance recoverable	1,654	(7,334)
Ceded unearned premiums	236	11,257
Funds held	(1,446)	2,202
Unpaid loss and loss adjustment expenses	18,084	12,162
Unearned premiums	5,419	(5,457)
Ceded premiums payable	2,833	2,490
Deferred revenues	(3,425)	(2,554)
Other assets, net	2,073	(5,220)
Net cash provided by operating activities	26,481	10,593

Cash flow from investing activities:
Purchases of fixed maturities	(146,021)	(84,614)
Purchase of common stock	(2,500)	-
Proceeds from sales and maturities of fixed maturities	111,202	58,876
Proceeds from sale of equity securities	656	-
Decrease in short-term investments	7,217	16,185
Purchase of fixed assets, net	(651)	(1,262)
Net cash used in investing activities	(30,097)	(10,815)

Cash flow from financing activities:
Stock repurchase payments	(289)	(148)
Proceeds from exercised stock options	383	19
Purchases of common stock pursuant to the Stock Repurchase plan	(337)
Proceeds from termination of interest rate swaps	-	2,055
Net cash (used in) provided by financing activities	(243)	1,926

Net (decrease) increase in cash and cash equivalents	(3,859)	1,704
Cash and cash equivalents at beginning of period	38,307	34,756

Cash and cash equivalents at end of period	$34,448	$36,460

Supplemental disclosure of cash flow information:
Income taxes paid	$35	$10
Interest paid	$400	$700

See accompanying notes to consolidated interim financial statements (unaudited).

-  -

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited)  (dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Net earnings	$8,394	$6,564

Other comprehensive income before income taxes:

Unrealized (losses) gains on securities available-for-sale	(1,929)	5,182

Unrealized losses on hedging transactions	-	(681)

Reclassification adjustment for realized (gains) included in net earnings	(11,107)	(1,011)

Total other comprehensive (loss) income before taxes	(13,036)	3,490

Income tax (benefit) expense related to items of other comprehensive income	(437)	309

Other comprehensive (loss) income net of income taxes	(12,599)	3,181

Comprehensive (loss) income	$(4,206)	$9,745

Less: Comprehensive income attributable to the non- controlling interest	462	76

Comprehensive (loss) income attributable to American Safety Insurance Holdings, Ltd.	$(4,668)	$9,669

See accompanying notes to consolidated interim financial statements (unaudited).

-  -

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

March 31, 2011
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd.  (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as established by the FASB Accounting Standards Codification© ("Codification" or "ASC").  The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations.  Certain balance sheet amounts involve accounting estimates and/or actuarial determinations and are therefore subject to change and include, but are not limited to, invested assets, deferred income taxes, reinsurance recoverables, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the estimates may be revised and reflected in operating results.  While management believes that these estimates are adequate, such estimates may change in the future.

The results of operations for the three months ended March 31, 2011, may not be indicative of the results for the fiscal year ending December 31, 2011.  These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2010.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG.  All significant intercompany balances as well as normal recurring adjustments have been eliminated.  Unless otherwise noted, all balances are presented in thousands.

-  -

Note 2 - Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2011, and December 31, 2010, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2011
Securities available for sale:	$75,697	$2,319	$(93)	$77,923
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies
States of the U.S. and political subdivisions of the states	23,454	872	(163)	24,163
Corporate securities	307,828	15,912	(741)	322,999
Mortgage-backed securities	278,156	8,992	(642)	286,506
Commercial mortgage-backed securities	32,150	3,875	(17)	36,008
Asset-backed securities	34,070	473	(62)	34,481

Total fixed maturities	$751,355	$32,443	$(1,718)	$782,080

Common stock	$6,926	$-	$-	$6,926

Preferred stock	$2,789	$259	$(36)	$3,012

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2010
Securities available for sale:	$70,796	$3,014	$(36)	$73,774
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies
States of the U.S. and political subdivisions of the states	23,463	816	(253)	24,026
Corporate securities	314,995	25,023	(459)	339,559
Mortgage-backed securities	234,137	8,990	(408)	242,719
Commercial mortgage-backed securities	29,123	6,438	-	35,561
Asset-backed securities	33,884	796	(69)	34,611

Total fixed maturities	$706,398	$45,077	$(1,225)	$750,250

Common stock	$5,082	$-	$-	$5,082

Preferred stock	$2,789	$198	$(76)	$2,911

-  -

During the three months ended March 31, 2011 and 2010, available-for-sale fixed maturity securities were sold for total proceeds of $81.6 million and $35.0 million, respectively, resulting in net realized gains to the Company.  The net realized gains on these sales totaled $11.1 million and $1.0 million in 2011 and 2010 respectively.  For the purpose of determining net realized gains, the cost of securities sold is based on specific identification.

The amortized cost and estimated fair value at March 31, 2011 are shown below by contractual maturity.

	Amortized cost	Estimated fair value

Due in one year or less	$13,053	$13,319
Due after one year through five years	163,645	169,668
Due after five years through ten years	155,468	163,497
Due after ten years	103,243	110,827
Mortgage and asset-backed securities	315,946	324,769

Total	$751,355	$782,080

The following tables summarize the gross unrealized losses of the Company's investment portfolio as of March 31, 2011 and December 31, 2010, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 Months		12 months or longer		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$15,401	$(93)	$-	$-	$15,401	$(93)
States of the U.S. & other political subdivisions of the states	3,785	(92)	1,047	(71)	4,832	(163)
Corporate securities	55,704	(730)	1,163	(11)	56,867	(741)
Mortgage- backed securities	58,314	(642)	-	-	58,314	(642)
Commercial mortgage- backed securities	10,849	(17)	-	-	10,849	(17)
Asset- backed securities	14,454	(62)	-	-	14,454	(62)
Total fixed maturities	158,507	(1,636)	2,210	(82)	160,717	(1,718)
Common stock	-	-	-	-	-	-
Preferred stock	498	(2)	985	(34)	1,483	(36)
Total temporarily impaired	$159,005	$(1,638)	$3,195	$(116)	$162,200	$(1,754)

-  -

	Less than 12 Months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,615	$(36)	$-	$-	$8,615	$(36)
States of the U.S. & other political subdivisions of the states	7,071	(194)	1,060	(59)	8,131	(253)
Corporate securities	21,321	(459)	-	-	21,321	(459)
Mortgage- backed securities	29,274	(408)	-	-	29,274	(408)
Commercial mortgage- backed securities	-	-	-	-	-	-
Asset- backed securities	6,903	(69)	-	-	6,903	(69)
Total fixed maturities	73,184	(1,166)	1,060	(59)	74,244	(1,225)
Common stock	-	-	-	-	-	-
Preferred stock	966	(29)	972	(47)	1,938	(76)
Total temporarily impaired	$74,150	$(1,195)	$2,032	$(106)	$76,182	$(1,301)

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary ("OTTI").  For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors.  This process is not exact and further requires consideration of risks such as credit risk and interest rate risk.  Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate.  For the three months ended March 31, 2011 and 2010, the Company did not incur any OTTI losses.

-  -

Note 3 – Segment Information

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions:  excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S includes eight products:  environmental, construction, products liability, excess, property, surety, healthcare, and professional liability.  ART includes two products: specialty programs and fully funded.  In our Assumed Re division, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

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

Our assumed reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives.  We provide this coverage on an excess of loss and, to a lesser extent, on a quota share basis.  We reinsure casualty business, which includes general liability, commercial auto, professional liability and workers’ compensation.  The assumed reinsurance division also participates in one property catastrophe treaty that provides a finite limit over the treaty period.  The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.

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

-  -

The following table presents key financial data by segment for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended March 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$35,995	$21,878	$16,472	$-	$74,345
Net Written Premiums	29,602	14,906	15,502	-	60,010
Net Earned Premiums	27,994	14,355	12,019	-	54,368

Underwriting Profit (Loss)	(2,869)	(972)	(6,394)	283	(9,952)

Fee Income	5	860	-	-	865
Other Income	-	-	-	11	11
Investment Income	4,815	1,121	1,349	152	7,437
Pre-tax Operating Income	1,951	1,009	(5,045)	446	(1,639)

Realized Gains					11,107
Interest and Holding Company Expenses					1,106
Earnings Before Income Taxes					8,362
Income Tax Benefit					(32)
Net Earnings					$8,394
Less: Net Earnings Attributable to the Non- controlling Interest					493
Net Earnings Attributable to ASIH, Ltd.					$7,901

Loss Ratio	63.4%	62.8%	128.9%	*NM	77.7%
Expense Ratio	46.8%	38.0%	24.3%	NM	39.0%
Combined Ratio**	110.2%	100.8%	153.2%	NM	116.7%

	Three Months Ended March 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,628	$18,234	$11,455	$-	$59,317
Net Written Premiums	24,353	14,092	10,336	-	48,781
Net Earned Premiums	22,152	11,163	9,653	-	42,968

Underwriting Profit (Loss)	(2,521)	11	756	(336)	(2,090)

Fee Income	146	831	116	-	1,093
Other Income	-	-	-	20	20
Investment Income	5,449	1,129	1,088	239	7,905
Pre-tax Operating Income (Loss)	3,074	1,971	1,960	(77)	6,928

Realized Gains					1,011
Interest and Holding Company Expenses					1,474
Earnings Before Income Taxes					6,465
Income Tax Benefit					(99)
Net Earnings					$6,564
Less: Net Earnings Attributable to the Non- controlling Interest					(57)
Net Earnings Attributable to ASIH, Ltd.					$6,507

Loss Ratio	59.4%	57.5%	60.3%	*NM	59.1%
Expense Ratio	51.3%	35.0%	30.7%	NM	43.2%
Combined Ratio**	110.7%	92.5%	91.0%	NM	102.3%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

-  -

The Company conducts business in two geographic segments:  the United States and Bermuda.  Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	United States	Bermuda	Total
March 31, 2011
Income tax benefit	$(32)	$-	$(32)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$(120)	$8,021	$7,901
Assets	$658,064	$580,832	$1,238,896
Equity	$98,847	$215,865	$314,712

	United States	Bermuda	Total
March 31, 2010
Income tax benefit	$(99)	$-	$(99)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$664	$5,843	$6,507
Assets	$629,603	$532,973	$1,162,596
Equity	$95,642	$189,907	$285,549

Note 4 - Income Taxes

United States federal and state income tax expense from operations consists of the following components (dollars in thousands):
	Three Months Ended March 31,
	2011	2010

Current	$313	$533
Deferred	(345)	(378)
Change in valuation allowance	-	(254)

Total	$(32)	$(99)

Income tax expense for the periods ended March 31, 2011 and 2010 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Expected income tax expense	$2,675	$2,178
Foreign earned income not subject to U.S. taxation	(2,727)	(1,991)
Change in valuation allowance	-	(254)
Tax-exempt interest	(3)	(18)
State taxes and other	23	(14)

Total	$(32)	$(99)

-  -

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees.  The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years.  The Company uses the Black-Scholes option pricing model to value stock options.  The Company’s methodology for valuing stock options has not changed from December 31, 2010.  During the first three months of 2011, the Company did not grant any stock options compared to 78,775 for the same period of 2010.  Stock based compensation expense related to outstanding stock options was $189 and $168 for the three months ended March 31, 2011 and 2010, respectively, and is reflected in net earnings as part of other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan.  During the first three months of 2011, the Company granted 38,681 shares of restricted stock compared to 209,254 for the same period in 2010.  All shares vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively.  Stock based compensation expense related to the restricted shares was $349 and $188 for the three months ended March 31, 2011 and 2010, respectively, and is reflected in net earnings as part of other underwriting expenses.  Additionally, the Company recorded $70 and $80 in expense for the first three months ended March 31, 2011 and 2010, respectively, related to stock awards made as a portion of Director compensation.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service.  These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other things.  The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements.  In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of March 31, 2011.

-  -

Assets measured at fair value on a recurring basis are summarized below:

As of March 31, 2011
Fair Value Measurements Using
(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$26,952	$50,971	$-	$77,923
States of the U.S. and political subdivisions of the states	-	24,163	-	24,163
Corporate securities	-	322,998	-	322,998
Mortgage-backed securities	-	286,506	-	286,506
Commercial mortgage-backed securities	-	36,008	-	36,008
Asset-backed securities	-	34,482	-	34,482
Total fixed maturities	26,952	755,128	-	782,080
Equities securities	3,012	-	6,926	9,938
Short term investments	52,990	-	-	52,990

Total	$82,954	$755,128	$6,926	$845,008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)

Level 3 Financial Instruments	Equities

Balance at December 31, 2010	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	-
Included in other comprehensive income	-
Net purchases, sales & distributions	1,844
Net transfers in (out of) Level 3	-
Balance at March 31, 2011	$6,926

Change in net unrealized gains relating to assets still held at reporting date	$-

There were no transfers in and out of Level 1 and 2 categories during the first three months of 2011.

-  -

A description of the Company's inputs used to measure fair value is as follows:
Fixed maturities (Available for Sale) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.
•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
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

Equity securities (Level 3) – For these equity funds, the Company was unable to use observable market inputs and management used assumptions that market participants might use.

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

-  -

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013.  The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor.  In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly.  The line of credit facility contains certain covenants and at March 31, 2011, the Company was in compliance with all covenants.  The Company has no outstanding borrowings at March 31, 2011.

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

The balance of loans payable at March 31, 2011 was $39.2 million.

Note 9 – Variable Interest Entity

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

American Safety RRG is a variable interest entity (“VIE”) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through the contractual relationships, the Company has the power to direct the activities of American Safety RRG that most significantly impact its economic performance and the right to receive benefits from American Safety RRG that could be significant to American Safety RRG.  Due to these criteria being met, American Safety is the primary beneficiary of the variability of the underwriting profits of American Safety RRG.  The liabilities of American Safety RRG consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of American Safety RRG.  Similarly, the assets of American Safety RRG consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets.  The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business.  The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the shareholder’s equity section of the Company's consolidated balance sheet.  Should RRG incur net losses and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE.  The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

-  -

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	3/31/2011	12/31/2010
Investments	$8,536	$8,502
Cash and equivalents	975	759
Accrued investment income	47	54
Premiums receivable	1,047	1,116
Ceded unearned premiums	246	286
Reinsurance recoverables	4,284	4,291
Deferred acquisition costs	(48)	(38)
Other assets	272	-
Total Assets	$15,359	$14,970

Unpaid losses and loss adjustment expenses	$10,071	$9,710
Unearned premium	859	945
Ceded premiums payable	547	434
Funds held	214	248
Other liabilities	-	427
Total Liabilities	$11,691	$11,764

Note 10 – Commitments and Contingencies

At March 31, 2011, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million.  Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.9 million issued to various other parties.

ASRe, our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection.  In the normal course of business they may provide letters of credit to the companies that they reinsure.  As of March 31, 2011, ASRe had $52.8 million in letters of credit issued and outstanding.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Based on the information presently available, management does not believe that any pending or threatened litigation or arbitration disputes will have any material adverse effect on our final condition or operating results.

Note 11 – Subsequent Events

The Company evaluated subsequent events through the date of this 10Q filing and determined there were none.

-  -

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

We segregate our business into two segments:  insurance operations and other.  The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re).  E&S consists of eight product lines:  property, environmental, construction, products liability, excess, surety, healthcare, and professional liability.  ART consists of two product lines: specialty programs and fully funded.  Assumed Re consists of specialty property and casualty business assumed from unaffiliated specialty insurers and reinsurers.  Other includes lines of business that we no longer underwrite (run-off), other ancillary product lines and real estate.  Prior year amounts have been reclassified to conform to the current year presentation.

Within the E&S division we provide property and general liability coverage across specialty classes of business.  Our environmental business provides general, professional and pollution liability to contractors, consultants and property owners.  Construction provides commercial general liability insurance coverages for residential and commercial contractors.  Products liability offers general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks.  Excess and umbrella provides liability coverages over our own and other carriers’ primary casualty policies, with a focus on construction risks.  Surety provides payment and performance bonds primarily to the environmental remediation and construction industries.  Healthcare provides customized liability insurance solutions primarily for long-term care facilities.  Professional liability provides coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; stand alone employment practices liability insurance; and fiduciary liability, as well as primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers.  Our fully funded product allows insureds to self-insure their risks where collateral is required for which we generate fee income.

In our Assumed Re division, the Company provides traditional specialty property and casualty reinsurance for unaffiliated specialty insurers and reinsurers, risk retention groups and captives focused on medical malpractice, general liability, professional liability, and one property catastrophe contract.  The property catastrophe retrocessional contract is exposed to worldwide events and provides $15 million of protection for each treaty year.

The Other segment consists of lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, certain commercial line and real estate.

The Company measures all segments using net earnings.  The reportable insurance operations divisions are measured by net premiums earned, incurred losses and loss adjustment expenses and acquisition expenses.  Assets are not allocated to the reportable insurance operations segments.

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

-  -

The following table presents key financial data by segment for the three months ended March 31, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended March 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$35,995	$21,878	$16,472	$-	$74,345
Net Written Premiums	29,602	14,906	15,502	-	60,010
Net Earned Premiums	27,994	14,355	12,019	-	54,368

Underwriting Profit (Loss)	(2,869)	(972)	(6,394)	283	(9,952)

Fee Income	5	860	-	-	865
Other Income	-	-	-	11	11
Investment Income	4,815	1,121	1,349	152	7,437
Pre-tax Operating Income	1,951	1,009	(5,045)	446	(1,639)

Realized Gains					11,107
Interest and Holding Company Expenses					1,106
Earnings Before Income Taxes					8,362
Income Tax Benefit					(32)
Net Earnings					$8,394
Less: Net Earnings Attributable to the Non-controlling Interest					493
Net Earnings Attributable to ASIH, Ltd.					$7,901

Loss Ratio	63.4%	62.8%	128.9%	*NM	77.7%
Expense Ratio	46.8%	38.0%	24.3%	NM	39.0%
Combined Ratio**	110.2%	100.8%	153.2%	NM	116.7%

	Three Months Ended March 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross Written Premiums	$29,628	$18,234	$11,455	$-	$59,317
Net Written Premiums	24,353	14,092	10,336	-	48,781
Net Earned Premiums	22,152	11,163	9,653	-	42,968

Underwriting Profit (Loss)	(2,521)	11	756	(336)	(2,090)

Fee Income	146	831	116	-	1,093
Other Income	-	-	-	20	20
Investment Income	5,449	1,129	1,088	239	7,905
Pre-tax Operating Income	3,074	1,971	1,960	(77)	6,928

Realized Gains					1,011
Interest and Holding Company Expenses					1,474
Earnings Before Income Taxes					6,465
Income Tax Benefit					(99)
Net Earnings					$6,564
Less: Net Earnings Attributable to the Non-controlling Interest					57
Net Earnings Attributable to ASIH, Ltd.					$6,507

Loss Ratio	59.4%	57.5%	60.3%	*NM	59.1%
Expense Ratio	51.3%	35.0%	30.7%	NM	43.2%
Combined Ratio**	110.7%	92.5%	91.0%	NM	102.3%

*	NM = Ratio is not meaningful
**
The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

-  -

Three Months Ended March 31, 2011, compared to
Three Months Ended March 31, 2010

Net Earnings

Net earnings attributable to ASIH were $7.9 million, or $0.73 per diluted share, for the three months ended March 31, 2011, compared to $6.5 million, or $0.61 per diluted share, for the same period of 2010.  The increase in net earnings was primarily due to net realized gains on investments totaling $11.1 million that were partially offset by catastrophe and other property losses in addition to prior year loss reserve strengthening in the Assumed Reinsurance Division.

Combined Ratio

Our underwriting results are measured by the combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio), and, (b) the ratio of policy acquisition costs and other operating underwriting expenses net of fee income to net earned premiums (expense ratio).  A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio was 116.7%, composed of a loss ratio of 77.7% and an expense ratio of 39.0%.  The increase in the loss ratio to 77.7% from 59.1% for the same quarter in 2010 includes prior year reserve strengthening of $6.8 million including weather related losses in the E&S and ART divisions of $1.4 million and $0.8 million, respectively and $4.6 million primarily attributable to two non-renewed casualty contracts in the Assumed Reinsurance division.  The loss ratio was also impacted by $3.6 million in losses attributable to New Zealand and Japan catastrophes in the Assumed Reinsurance division.  The improvement in the expense ratio to 39.0% from 43.2% is attributable to economies of scale associated with an increase in net earned premiums.

Gross Written Premiums

Gross written premiums increased 25% to $74.3 million from $59.3 million for the three months ended March 31, 2011 and 2010, respectively.  The growth in the E&S division to $36.0 million from $29.6 million was attributable to the environmental, healthcare and surety products.  The growth in the ART division relates primarily to the dealer open lot program.  The growth in Assumed Reinsurance was generated from an international general liability quota share treaty as well as growth in targeted classes of business.

Net Earned Premiums

Net earned premiums increased 27% to $54.4 million for the three months ended March 31, 2011, compared to $43.0 million for the same period of 2010.  The addition of new products in the last three years has resulted in increased premium volume, specifically within the E&S and ART divisions and therefore resulted in higher net earned premiums.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses.  Net investment income decreased to $7.4 million for the three months ended March 31, 2011, compared to $7.9 million for the same period of 2010 due to the sale and maturity of fixed income securities totaling $111.2 million and subsequent reinvestment in shorter duration, lower yielding securities.  Average invested assets increased to $831.7 million at March 31, 2011, as compared to $754.4 million for the same period of 2010.  The pretax investment yield for the three months was 3.6% and 4.2% respectively for 2011 and 2010.

-  -

Acquisition Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees.  Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business.  Policy acquisition expenses were $11.9 million or 21.8% of earned premium for the three months ended March 31, 2011, as compared to $9.8 million or 22.9% of earned premium for the same period of 2010.  The increase in acquisition expenses, on a percentage basis, relates to the growth in the E&S and ART divisions that carry a higher acquisition cost than does Assumed Re.

Other Underwriting Expenses

Other underwriting expenses were $10.2 million for the three months ended March 31, 2011, compared to $9.8 million for the same 2010 period.  As a percentage of earned premiums, other underwriting expenses decreased to 18.7% from 22.9% for the same three months of 2010.  The improvement is the result of economies of scale generated from increased net earned premiums.

Income Taxes

The income tax benefit for the three months ended March 31, 2011, was $0.03 million compared to $0.1 million for the same period of 2010.  Tax benefits were recognized in both periods as a result of the geographic mix of income.

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

The Company has a line of credit facility of $20 million.  The facility is unsecured and expires August 20, 2013.  At March 31, 2011, the Company had not drawn on the facility.

Net cash provided by operations was $26.5 million for the three months ended March 31, 2011, compared to net cash provided by operations of $10.6 million for the same period of 2010.  The increase in cash flow from operations is primarily attributable to increased net written premiums.

On March 2, 2010, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of common stock.  Pursuant to this authorization, the Company repurchased a total of 155,700 shares of common stock at a cost of approximately $2.6 million during 2010 and repurchased 17,566 shares at a cost of $0.3 million during the first quarter 2011.  During April 2011, the company repurchased an additional 20,000 shares.

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

-  -

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2010.

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

-  -

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

Item 1A.  Risk Factors

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5. Other Information

None

-  -

 Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2011.

American Safety Insurance Holdings, Ltd.

By: /s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By: /s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer

-  -

Exhibit 11

American Safety Insurance Holdings, Ltd. and Subsidiaries
Computation of Earnings Per Share
(Dollars in thousands except per-share data)

	Three Months Ended March 31,
	2011	2010
Basic: Earnings available to common shareholders	$7,901	$6,507
Weighted average common shares outstanding	10,444,325	10,331,810

Basic earnings per common share	$0.76	$0.63

Diluted: Earnings available to common Shareholders	$7,901	$6,507
Weighted average common shares Outstanding	10,444,325	10,331,810
Weighted average common shares equivalents associated with options and restricted stock	343,792	312,697
Total weighted average common shares for diluted purposes	10,788,117	10,644,507

Diluted earnings per common Share	$0.73	$0.61

-  -

Exhibit 31.1

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Stephen R. Crim, certify that:

1)	I have reviewed this report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2011	/s/ Stephen R. Crim
Stephen R. Crim
Chief Executive Officer

-  -

Exhibit 31.2

Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

I, Mark W. Haushill, certify that:

1)	I have reviewed this report on Form 10-Q of American Safety Insurance Holdings, Ltd.;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 10, 2011	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer

-  -

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

Date: May 10, 2011	/s/ Stephen R. Crim
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

-  -

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

Date: May 10, 2011	/s/ Mark W. Haushill
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

-  -