Form 10-Q
period 2011-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2011-08-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10 Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

“OR”

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .
Commission File Number 1-14795
AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	30-0666089
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 2, 2011, was 10,387,843.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Reserved	29

Item 5. Other Information	29

Item 6. Exhibits	31

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	June 30, 2011
	(Unaudited)	December 31, 2010
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (including $5,987 and $5,419 from VIE)	$818,284	$750,250
Common stock, at fair value	6,926	5,082
Preferred stock, at fair value	3,061	2,911
Short-term investments, at fair value (including $2,145 and $3,083 from VIE)	34,810	60,207

Total investments	863,081	818,450

Cash and cash equivalents (including $1,053 and $759 from VIE)	28,579	38,307
Accrued investment income (including $57 and $54 from VIE)	6,828	7,174
Premiums receivable (including $1,022 and $1,116 from VIE)	46,584	32,470
Ceded unearned premiums (including $230 and $286 from VIE)	25,104	24,380
Reinsurance recoverables (including $2,393 and $4,291 from VIE)	190,844	198,014
Deferred income taxes	6,295	5,922
Deferred acquisition costs (including $(533) and $(38) from VIE)	24,561	22,142
Property, plant and equipment, net	13,911	13,013
Goodwill	9,317	9,317
Other assets (including $1,191 and $0 from VIE)	50,220	52,064

Total assets	$1,265,324	$1,221,253

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $8,336 and $9,710 from VIE)	$667,644	$649,641
Unearned premiums (including $845 and $945 from VIE)	142,624	128,981
Ceded premiums payable (including $440 and $434 from VIE)	15,059	11,496
Funds held (including $181 and $248 from VIE)	62,020	55,917
Other liabilities (including $0 and $427 from VIE)	14,554	17,501
Loans payable	39,183	39,183

Total liabilities	941,084	902,719

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2011, 10,385,419 and December 31, 2010, 10,386,519	104	104
Additional paid-in capital	102,090	102,768
Retained earnings	186,299	174,328
Accumulated other comprehensive income, net	32,004	38,128

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	320,497	315,328
Equity in non-controlling interest	3,743	3,206
Total equity	324,240	318,534

Total liabilities and equity	$1,265,324	$1,221,253

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INCOME STATEMENT DATA:
Revenues:
Direct earned premiums	$60,801	$60,976	$118,456	$116,718
Assumed earned premiums	13,851	9,270	25,135	18,290
Ceded earned premiums	(15,502)	(23,006)	(30,073)	(44,800)

Net earned premiums	59,150	47,240	113,518	90,208

Net investment income	8,050	7,929	15,486	15,834
Net realized gains	194	509	11,302	1,520
Fee income	786	1,155	1,651	2,248
Other income	12	10	23	30

Total revenues	68,192	56,843	141,980	109,840

Expenses:
Losses and loss adjustment expenses	39,869	29,251	82,129	54,652
Acquisition expenses	13,347	8,995	25,208	18,825
Other underwriting expenses	10,171	9,849	20,370	19,676
Interest expense	354	685	740	1,444
Corporate and other expenses	918	751	1,638	1,466

Total expenses	64,659	49,531	130,085	96,063

Earnings before income taxes	3,533	7,312	11,895	13,777

Income tax (benefit) expense	(549)	950	(581)	851

Net earnings	4,082	6,362	12,476	12,926

Less: Net earnings attributable to the non-controlling interest	30	199	523	256

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$4,052	$6,163	$11,953	$12,670

Net earnings per share:
Basic	$0.39	$0.60	$1.15	$1.23

Diluted	$0.38	$0.58	$1.11	$1.19

Weighted average number of shares outstanding:
Basic	10,429,188	10,246,100	10,436,848	10,288,718

Diluted	10,764,542	10,589,708	10,776,398	10,616,956

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net earnings	$12,476	$12,926
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(11,302)	(1,520)
Depreciation and amortization expense	1,282	1,402
Stock based compensation expense	1,148	1,119
Amortization of deferred acquisition costs, net	(2,419)	(5,187)
Amortization of premiums on investments	1,942	510
Deferred income taxes	(1,237)	(887)
Change in operating assets and liabilities:
Accrued investment income	346	(279)
Premiums receivable	(14,114)	(8,320)
Reinsurance recoverable	7,170	(15,701)
Ceded unearned premiums	(724)	19,452
Funds held	6,103	7,219
Unpaid loss and loss adjustment expenses	18,003	31,488
Unearned premiums	13,643	(3,106)
Ceded premiums payable	3,563	1,241
Other liabilities	(2,947)	(2,407)
Other assets, net	1,671	(2,675)

Net cash provided by operating activities	34,604	35,275

Cash flow from investing activities:
Purchases of fixed maturities	(248,114)	(168,989)
Purchase of common stock	(2,500)	—
Proceeds from sales and maturities of fixed maturities	184,077	109,380
Proceeds from sale of equity securities	656	—
Decrease in short-term investments	25,397	34,549
Purchase of fixed assets, net	(2,022)	(2,404)

Net cash used in investing activities	(42,506)	(27,464)

Cash flow from financing activities:
Stock repurchase payments	(2,286)	(2,883)
Proceeds from exercised stock options	460	231
Proceeds from termination of interest rate swaps	—	2,055

Net cash used in financing activities	(1,826)	(597)

Net (decrease) increase in cash and cash equivalents	(9,728)	7,214
Cash and cash equivalents at beginning of period	38,307	34,756

Cash and cash equivalents at end of period	$28,579	$41,970

Supplemental disclosure of cash flow information:
Income taxes paid	$80	$10

Interest paid	$741	$1,372

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited) (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net earnings	$4,082	$6,362	$12,476	$12,926

Other comprehensive income before income taxes:

Unrealized gains, net, on securities available-for-sale	8,004	17,282	6,076	22,464

Amortization of gain and unrealized losses on hedging transactions	(39)	(22)	(39)	(703)

Reclassification adjustment for realized gains included in net earnings	(194)	(509)	(11,302)	(1,520)

Total other comprehensive income (loss) before taxes	7,771	16,751	(5,265)	20,241

Income tax expense related to items of other comprehensive income	1,283	2,553	846	2,862

Other comprehensive income (loss) net of income taxes	6,488	14,198	(6,111)	17,379

Comprehensive income	$10,570	$20,560	$6,365	$30,305

Less: Comprehensive income attributable to the non-controlling interest	75	311	537	387

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$10,495	$20,249	$5,828	$29,918

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as established by the FASB Accounting Standards Codification© (“Codification” or “ASC”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. Certain balance sheet amounts involve accounting estimates and/or actuarial determinations and are therefore subject to change and include, but are not limited to, invested assets, deferred income taxes, reinsurance recoverables, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.
The results of operations for the three and six months ended June 30, 2011, may not be indicative of the results for the fiscal year ending December 31, 2011. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2010.
The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 — Investments
The amortized cost and estimated fair values of the Company’s investments at June 30, 2011 and December 31, 2010, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2011
Securities available for sale:
Fixed maturities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$66,694	$2,963	$(24)	$69,633
States of the U.S. and political subdivisions of the states	27,745	1,902	(180)	29,467
Corporate securities	312,667	18,867	(209)	331,325
Mortgage-backed securities	278,647	11,156	(332)	289,471
Commercial mortgage-backed securities	61,845	4,006	(266)	65,585
Asset-backed securities	32,256	569	(22)	32,803

Total fixed maturities	$779,854	$39,463	$(1,033)	$818,284

Common stock	$6,926	$—	$—	$6,926

Preferred stock	$2,789	$305	$(33)	$3,061

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2010
Securities available for sale:
Fixed maturities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,796	$3,014	$(36)	$73,774
States of the U.S. and political subdivisions of the states	23,463	816	(253)	24,026
Corporate securities	314,995	25,023	(459)	339,559
Mortgage-backed securities	234,137	8,990	(408)	242,719
Commercial mortgage-backed securities	29,123	6,438	—	35,561
Asset-backed securities	33,884	796	(69)	34,611

Total fixed maturities	$706,398	$45,077	$(1,225)	$750,250

Common stock	$5,082	$—	$—	$5,082

Preferred stock	$2,789	$198	$(76)	$2,911

The amortized cost and estimated fair value at June 30, 2011 are shown below by contractual maturity.

	Amortized	Estimated
	cost	fair value

Due in one year or less	$15,432	$15,654
Due after one year through five years	145,033	152,130
Due after five years through ten years	174,054	184,611
Due after ten years	72,588	78,030
Mortgage and asset-backed securities	372,747	387,859

Total	$779,854	$818,284

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of June 30, 2011 and December 31, 2010, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 Months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2011
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,816	$(24)	$—	$—	$5,816	$(24)
States of the U.S. & other political subdivisions of the states	4,648	(136)	1,071	(44)	5,719	(180)
Corporate securities	20,473	(209)	—		20,473	(209)
Mortgage-backed securities	35,995	(332)	—	—	35,995	(332)
Commercial mortgage-backed securities	36,030	(266)	—	—	36,030	(266)
Asset-backed securities	2,075	(22)	—	—	2,075	(22)

Total fixed maturities	105,037	(989)	1,071	(44)	106,108	(1,033)
Common stock	—	—	—	—	—	—
Preferred stock	485	(7)	500	(26)	985	(33)

Total temporarily impaired	$105,522	$(996)	$1,571	$(70)	$107,093	$(1,066)

	Less than 12 Months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2010
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,615	$(36)	$—	$—	$8,615	$(36)
States of the U.S. & other political subdivisions of the states	7,071	(194)	1,060	(59)	8,131	(253)
Corporate securities	21,321	(459)	—	—	21,321	(459)
Mortgage-backed securities	29,274	(408)	—	—	29,274	(408)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	6,903	(69)	—	—	6,903	(69)

Total fixed maturities	73,184	(1,166)	1,060	(59)	74,244	(1,225)
Common stock	—	—	—	—	—	—
Preferred stock	966	(29)	972	(47)	1,938	(76)

Total temporarily impaired	$74,150	$(1,195)	$2,032	$(106)	$76,182	$(1,301)

We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC-320-10-05, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. The identification of distressed investments and the assessment of whether a decline is other-than-temporary involve significant management judgment and require evaluation of factors including but not limited to:
•	percentage decline in value and the length of time during which the decline has occurred;
•	recoverability of principal and interest;
•	market conditions;
•	ability and intent to hold the investment to recovery;
•	continuing operating losses of the issuer;
•	rating agency actions that affect the issuer’s credit status;
•	adverse changes in the issuer’s availability of production resources, revenue sources, technological conditions; and
•	adverse changes in the issuer’s economic, regulatory, or political environment.
Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the six months ended June 30, 2011 and 2010, the Company did not incur any OTTI losses.
During the six months ended June 30, 2011 and 2010, available-for-sale fixed maturity securities were sold for total proceeds of $154.5 million and $85.8 million, respectively, resulting in net realized gains to the Company totaling $11.3 million and $1.5 million in 2011 and 2010, respectively. For the purpose of determining net realized gains, the cost of securities sold is based on specific identification.

Note 3 — Segment Information
We segregate our business into two segments: insurance operations and other. The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S consists of seven product lines: environmental, primary casualty, excess, property, surety, healthcare, and professional liability. ART consists of two product lines: specialty programs and fully funded. Assumed Re consists of property and casualty business assumed from unaffiliated specialty insurers and reinsurers. Other includes lines of business that we no longer underwrite (run-off) and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.
Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Primary casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.
In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, real estate brokers, consultants, and restaurant and tavern owners. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle for which we generate fee income. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.
Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives. We provide this coverage on an excess of loss and, to a lesser extent, a quota share basis. We reinsure casualty business, which includes medical malpractice, general liability, commercial auto, professional liability and workers’ compensation. The assumed reinsurance division also participates in one property catastrophe treaty that provides a maximum of $15 million of coverage over the treaty period. The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.
Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate and other ancillary product lines.
The Company measures segments using net income, total assets and total equity. The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).

The following table presents key financial data by segment for the three months ended June 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$43,929	$23,923	$15,028	$(1)	$82,879
Net written premiums	34,413	17,140	14,864	(1)	66,416
Net earned premiums	29,085	15,616	14,450	(1)	59,150
Fee & other income	(5)	770	—	33	798

Losses & loss adjustment expenses	17,885	12,830	9,153	1	39,869
Acquisition & other underwriting expenses	13,216	6,148	4,292	(138)	23,518

Underwriting profit (loss)	(2,021)	(2,592)	1,005	169	(3,439)

Net investment income	5,081	1,232	1,586	151	8,050

Pre-tax operating income (loss)	3,060	(1,360)	2,591	320	4,611

Net realized gains					194
Interest and corporate expenses					1,272

Earnings before income taxes					3,533
Income tax benefit					(549)

Net earnings					$4,082
Less: Net earnings attributable to the non-controlling interest					30

Net earnings attributable to ASIH, Ltd.					$4,052

Loss ratio	61.5%	82.2%	63.3%	*NM	67.4%
Expense ratio	45.5%	34.4%	29.7%	NM	38.4%

Combined ratio**	107.0%	116.6%	93.0%	NM	105.8%

	Three Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$36,478	$23,885	$12,215	$—	$72,578
Net written premiums	29,475	17,346	10,945	—	57,766
Net earned premiums	24,242	12,901	10,097	—	47,240
Fee & other income	203	873	55	34	1,165

Losses & loss adjustment expenses	13,720	8,479	7,052	—	29,251
Acquisition & other underwriting expenses	11,918	3,687	2,896	343	18,844

Underwriting profit (loss)	(1,193)	1,608	204	(309)	310

Net investment income	5,385	1,139	1,178	227	7,929

Pre-tax operating income (loss)	4,192	2,747	1,382	(82)	8,239

Net realized gains					509
Interest and corporate expenses					1,436

Earnings before income taxes					7,312
Income tax expense					950

Net earnings					$6,362
Less: Net earnings attributable to the non-controlling interest					199

Net earnings attributable to ASIH, Ltd.					$6,163

Loss ratio	56.6%	65.7%	69.8%	*NM	61.9%
Expense ratio	48.3%	21.8%	28.1%	NM	37.5%

Combined ratio**	104.9%	87.5%	97.9%	NM	99.4%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The following table presents key financial data by segment for the six months ended June 30, 2011 and 2010, respectively (dollars in thousands):

	Six Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$79,924	$45,801	$31,500	$(1)	$157,224
Net written premiums	64,015	32,046	30,366	(1)	126,426
Net earned premiums	57,079	29,971	26,469	(1)	113,518
Fee & other income	—	1,630	—	44	1,674

Losses & loss adjustment expenses	35,638	21,844	24,647	—	82,129
Acquisition & other underwriting expenses	26,326	12,461	7,211	(420)	45,578

Underwriting profit (loss)	(4,885)	(2,704)	(5,389)	463	(12,515)

Net investment income	9,896	2,352	2,935	303	15,486

Pre-tax operating income (loss)	5,011	(352)	(2,454)	766	2,971

Net realized gains					11,302
Interest and corporate expenses					2,378

Earnings before income taxes					11,895
Income tax benefit					(581)

Net earnings					$12,476
Less: Net earnings attributable to the non-controlling interest					523

Net earnings attributable to ASIH, Ltd.					$11,953

Loss ratio	62.4%	72.9%	93.1%	*NM	72.3%
Expense ratio	46.1%	36.1%	27.2%	NM	38.7%

Combined ratio**	108.5%	109.0%	120.3%	NM	111.0%

	Six Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$66,106	$42,119	$23,670	$—	$131,895
Net written premiums	53,828	31,438	21,281	—	106,547
Net earned premiums	46,394	24,064	19,750	—	90,208
Fee & other income	349	1,704	171	54	2,278

Losses & loss adjustment expenses	26,883	14,894	12,876	(1)	54,652
Acquisition & other underwriting expenses	23,428	8,424	5,971	678	38,501

Underwriting profit (loss)	(3,568)	2,450	1,074	(623)	(667)

Net investment income	10,834	2,268	2,266	466	15,834

Pre-tax operating income	7,266	4,718	3,340	(157)	15,167

Net realized gains					1,520
Interest and corporate expenses					2,910

Earnings before income taxes					13,777
Income tax expense					851

Net earnings					$12,926
Less: Net earnings attributable to the non-controlling interest					256

Net earnings attributable to ASIH, Ltd.					$12,670

Loss ratio	57.9%	61.9%	65.2%	*NM	60.6%
Expense ratio	49.8%	27.9%	29.4%	NM	40.2%

Combined ratio**	107.7%	89.8%	94.6%	NM	100.8%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in the United States and Bermuda. The following table provides financial data attributable to the geographic locations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2011
Income tax benefit	$(549)	$—	$(549)
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$(1,279)	$5,331	$4,052

	United States	Bermuda	Total
June 30, 2010
Income tax expense	$950	$—	$950
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,550	$4,613	$6,163
The following table provides financial data attributable to the geographic locations for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2011
Income tax benefit	$(581)	$—	$(581)
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$(1,399)	$13,352	$11,953
Assets	$664,616	$600,708	$1,265,324
Equity	$99,462	$224,778	$324,240

	United States	Bermuda	Total
June 30, 2010
Income tax expense	$851	$—	$851
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$2,214	$10,456	$12,670
Assets	$648,759	$546,125	$1,194,884
Equity	$102,198	$202,071	$304,269
Note 4 — Income Taxes
United States federal and state income tax (benefit) expense from operations consists of the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current	$343	$1,459	$656	$1,992
Deferred	(892)	(509)	(1,237)	(887)
Change in valuation allowance	—	—	—	(254)

Total	$(549)	$950	$(581)	$851

Income tax (benefit) expense for the periods ended June 30, 2011 and 2010 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected income tax expense	$1,191	$2,419	$3,866	$4,597
Foreign earned income not subject to U.S. taxation	(1,812)	(1,564)	(4,539)	(3,555)
Change in valuation allowance	—	—	—	(254)
Tax-exempt interest	(3)	(3)	(6)	(21)
State taxes and other	75	98	98	84

Total	$(549)	$950	$(581)	$851

Note 5 — Equity Based Compensation
The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2010. During the first six months of 2011, the Company did not grant any stock options compared to 78,775 for the same period of 2010. Stock based compensation expense related to outstanding stock options was $140 and $274 for the three months ended June 30, 2011 and 2010, respectively and $329 and $442 for the six months ended June 30, 2011 and 2010, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.
In addition to stock options discussed above, the Company grants restricted shares to employees under the incentive stock plan. No restricted stock was granted during the three month period ended June 30, 2011 or 2010. During the first six months of 2011, the Company granted 38,681 shares of restricted stock compared to 209,254 for the same period in 2010. All 2011 shares granted vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. Stock based compensation expense related to the restricted shares was $333 and $329 for the three months ended June 30, 2011 and 2010, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. For the six months ended June 30, 2011 and 2010, $683 and $517 were recorded as compensation expense, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company expensed $67 and $80 in expense for the three months ended June 30, 2011 and 2010, respectively, related to stock awards related to Director compensation. For the six months ended June 30, the company expensed $136 and $160 in 2011 and 2010, respectively, related to Director compensation.
Note 6 — Fair Value Measurements
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

Our Level 3 inputs are valuations based on inputs that are unobservable. Unobservable inputs reflect the Company’s own assumptions about the assumptions that we believe market participants would use in pricing the asset or liability.

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of June 30, 2011.
Assets measured at fair value on a recurring basis are summarized below:

As of June 30, 2011 Fair Value Measurements Using (dollars in thousands)
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,551	$46,082	$—	$69,633
States of the U.S. and political subdivisions of the states	—	29,467	—	29,467
Corporate securities	—	331,325	—	331,325
Mortgage-backed securities	—	289,471	—	289,471
Commercial mortgage-backed securities	—	65,585	—	65,585
Asset-backed securities	—	32,803	—	32,803

Total fixed maturities	23,551	794,733	—	818,284
Equities securities	3,061	—	6,926	9,987
Short term investments	34,810	—	—	34,810

Total	$61,422	$794,733	$6,926	$863,081

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
(dollars in thousands)
Equities

Level 3 Financial Instruments

Balance at December 31, 2010	$5,082
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	—
Net purchases, sales & distributions	1,844
Net transfers in (out of) Level 3	—

Balance at June 30, 2011	$6,926

Change in net unrealized gains relating to assets still held at reporting date	$—

There were no transfers in and out of Level 1 and 2 categories during the first six months of 2011.
A description of the Company’s inputs used to measure fair value is as follows:
Fixed maturities (Available for Sale) Levels 1 and 2
•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.
•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
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
Equity securities (Level 1) — For these securities, fair values are based on quoted market prices (unadjusted) in active markets.
Equity securities (Level 3) — For these equity funds, the Company was unable to use observable market inputs and management used assumptions that market participants might use.
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

Cash and cash equivalents — The carrying amounts approximate fair value because of the short-term maturity of those instruments.
Premiums receivable — The carrying value of premiums receivable approximate fair value due to its short-term nature.
Reinsurance recoverables — The carrying value of reinsurance receivables approximate fair value. The Company has established an allowance for bad debts associated with reinsurance balances recoverable and is primarily related to specific counterparties.
Loans payable — The carrying value of those notes is a reasonable estimate of fair value. Due to the variable interest rate of these instruments, carrying value approximates market value. Changes in credit spreads for the Company or the industry sector could change this assessment in the future.
Note 7 — Credit Facility
The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at LIBOR plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at June 30, 2011, the Company was in compliance with all covenants. The Company has no outstanding borrowings at June 30, 2011.
Note 8 — Loans Payable
Trust Preferred Offerings
In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option any time after five years from the date of original issuance.
In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred securities in the amount of $25 million. The securities require interest payments quarterly of 8.31% for the first five years and LIBOR plus 3.4% thereafter. The securities may be redeemed at the Company’s option after five years from the date of original issuance.
The balance of loans payable at June 30, 2011 was $39.2 million.
Note 9 — Variable Interest Entity
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

The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business. The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the shareholders’ equity section of the Company’s Consolidated Balance Sheet. Should the RRG incur net losses and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE. The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.
Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	6/30/2011	12/31/2010
Investments	$8,132	$8,502
Cash and equivalents	1,053	759
Accrued investment income	57	54
Premiums receivable	1,022	1,116
Ceded unearned premiums	230	286
Reinsurance recoverables	2,393	4,291
Other assets	1,191	—

Total Assets	$14,078	$15,008

Unpaid losses and loss adjustment expenses	$8,336	$9,710
Unearned premium	845	945
Ceded premiums payable	440	434
Deferred acquisition costs, net	533	38
Funds held	181	248
Other liabilities	—	427

Total Liabilities	$10,335	$11,802

Note 10 — Commitments and Contingencies
At June 30, 2011, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.9 million issued to various other parties.
American Safety Reinsurance Ltd.(ASRe), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of June 30, 2011, ASRe had $59.9 million in letters of credit issued and outstanding.
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
Note 11 — Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for the Company beginning on January 1, 2012. Its adoption is not expected to significantly impact the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
Note 12 — Subsequent Events
The Company evaluated subsequent events through the date of this 10Q filing and determined there were none.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We segregate our business into two segments: insurance operations and other. The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S consists of seven product lines: environmental, primary casualty, excess, property, surety, healthcare, and professional liability. ART consists of two product lines: specialty programs and fully funded. Assumed Re consists of property and casualty business assumed from unaffiliated specialty insurers and reinsurers. Other includes lines of business that we no longer underwrite (run-off) and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.
Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Primary casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, real estate brokers, consultants, and restaurant and tavern owners. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle for which we generate fee income. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.
Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives. We provide this coverage on an excess of loss and, to a lesser extent, a quota share basis. We reinsure casualty business, which includes medical malpractice, general liability, commercial auto, professional liability and workers’ compensation. The assumed reinsurance division also participates in one property catastrophe treaty that provides a maximum of $15 million of coverage over the treaty period. The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.
Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate and other ancillary product lines.
The Company measures segments using net income, total assets and total equity. The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).
The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

The following table presents key financial data by segment for the three months ended June 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$43,929	$23,923	$15,028	$(1)	$82,879
Net written premiums	34,413	17,140	14,864	(1)	66,416
Net earned premiums	29,085	15,616	14,450	(1)	59,150
Fee & other income	(5)	770	—	33	798

Losses & loss adjustment expenses	17,885	12,830	9,153	1	39,869
Acquisition & other underwriting expenses	13,216	6,148	4,292	(138)	23,518

Underwriting profit (loss)	(2,021)	(2,592)	1,005	169	(3,439)

Net investment income	5,081	1,232	1,586	151	8,050

Pre-tax operating income (loss)	3,060	(1,360)	2,591	320	4,611

Net realized gains					194
Interest and corporate expenses					1,272

Earnings before income taxes					3,533
Income tax benefit					(549)

Net earnings					$4,082
Less: Net earnings attributable to the non-controlling interest					30

Net earnings attributable to ASIH, Ltd.					$4,052

Loss ratio	61.5%	82.2%	63.3%	*NM	67.4%
Expense ratio	45.5%	34.4%	29.7%	NM	38.4%

Combined ratio**	107.0%	116.6%	93.0%	NM	105.8%

	Three Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$36,478	$23,885	$12,215	$—	$72,578
Net written premiums	29,475	17,346	10,945	—	57,766
Net earned premiums	24,242	12,901	10,097	—	47,240
Fee & other income	203	873	55	34	1,165

Losses & loss adjustment expenses	13,720	8,479	7,052	—	29,251
Acquisition & other underwriting expenses	11,918	3,687	2,896	343	18,844

Underwriting profit (loss)	(1,193)	1,608	204	(309)	310

Net investment income	5,385	1,139	1,178	227	7,929

Pre-tax operating income (loss)	4,192	2,747	1,382	(82)	8,239

Net realized gains					509
Interest and corporate expenses					1,436

Earnings before income taxes					7,312
Income tax expense					950

Net earnings					$6,362
Less: Net earnings attributable to the non-controlling interest					199

Net earnings attributable to ASIH, Ltd.					$6,163

Loss ratio	56.6%	65.7%	69.8%	*NM	61.9%
Expense ratio	48.3%	21.8%	28.1%	NM	37.5%

Combined ratio**	104.9%	87.5%	97.9%	NM	99.4%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Three Months Ended June 30, 2011, compared to
Three Months Ended June 30, 2010
Net Earnings
Net earnings attributable to ASIH were $4.1 million, or $0.38 per diluted share, for the three months ended June 30, 2011, compared to $6.2 million, or $0.58 per diluted share, for the same period of 2010. The decrease in net earnings was primarily due to U.S. storm related losses of $3.3 million after tax.
Combined Ratio
Our underwriting results are measured by the combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio), and, (b) the ratio of acquisition expenses and other underwriting expenses, net of fee income, to net earned premiums (expense ratio). A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.
The combined ratio was 105.8%, composed of a loss ratio of 67.4% and an expense ratio of 38.4%. The increase in the loss ratio is due to U.S. storm related losses of $5.1 million pre-tax composed of $4.1 million in the ART division and $1.0 million in the E&S division. For the same quarter of 2010, the loss ratio included approximately $1.3 million dollars of storm related property losses in the ART division. The loss ratio for both 2011 and 2010 quarters does not include any revisions to prior year loss reserves. The increase in the expense ratio is primarily as a result of increased fronting fees during the second quarter of 2010 relative to the same quarter in 2011 due to a fronting transaction that was non-renewed in the third quarter of 2010.
Gross Written Premiums
Gross written premiums increased 14.2% to $82.9 million from $72.6 million for the three months ended June 30, 2011 and 2010, respectively. The growth in the E&S division to $43.9 million from $36.5 million was attributable to increased production across all product lines but driven primarily by newer producers such as excess, surety and healthcare. The newer products are a result of our product diversification strategy. The growth in Assumed Reinsurance from $12.2 million to $15.0 million was a result of growth in targeted classes of business.
Net Earned Premiums
Net earned premiums increased 25.2% to $59.2 million for the three months ended June 30, 2011, compared to $47.2 million for the same period of 2010. Net earned premium growth resulted from growth discussed above as well as during 2010 and the Company’s diversification strategy.
Net Investment Income
Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $8.1 million for the three months ended June 30, 2011, compared to $7.9 million for the same period of 2010. Average invested assets increased to $854.0 million at June 30, 2011, as compared to $768.5 million for the same period of 2010. The pretax investment yield for the three months was 3.8% and 4.1%, respectively, for 2011 and 2010.

Acquisition Expenses
Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $13.3 million or 22.5% of earned premium for the three months ended June 30, 2011, as compared to $9.0 million or 19.0% of earned premium for the same period of 2010. The increase in acquisition expenses, on a percentage basis, relates to the non-renewal of a fronting transaction in the third quarter of 2010.
Other Underwriting Expenses
Other underwriting expenses were $10.2 million for the three months ended June 30, 2011, compared to $9.8 million for the same 2010 period. As a percentage of net earned premiums, other underwriting expenses decreased to 17.2% from 20.8% for the same three months of 2010. The decrease is attributable to increased earned premiums without a corresponding increase to other underwriting expenses.
Income Taxes
The income tax benefit for the three months ended June 30, 2011, was $0.5 million compared to $1.0 million of expenses for the same period of 2010. The benefit is due to the geographic mix of United States and Bermuda earnings. During the quarter ended June 30, 2011, the property losses were incurred in the U.S. operations resulting in the tax benefit.

The following table presents key financial data by segment for the six months ended June 30, 2011 and 2010, respectively (dollars in thousands):

	Six Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$79,924	$45,801	$31,500	$(1)	$157,224
Net written premiums	64,015	32,046	30,366	(1)	126,426
Net earned premiums	57,079	29,971	26,469	(1)	113,518
Fee & other income	—	1,630	—	44	1,674

Losses & loss adjustment expenses	35,638	21,844	24,647	—	82,129
Acquisition & other underwriting expenses	26,326	12,461	7,211	(420)	45,578

Underwriting profit (loss)	(4,885)	(2,704)	(5,389)	463	(12,515)

Net investment income	9,896	2,352	2,935	303	15,486

Pre-tax operating income (loss)	5,011	(352)	(2,454)	766	2,971

Net realized gains					11,302
Interest and corporate expenses					2,378

Earnings before income taxes					11,895
Income tax benefit					(581)

Net earnings					$12,476
Less: Net earnings attributable to the non-controlling interest					523

Net earnings attributable to ASIH, Ltd.					$11,953

Loss ratio	62.4%	72.9%	93.1%	*NM	72.3%
Expense ratio	46.1%	36.1%	27.2%	NM	38.7%

Combined ratio**	108.5%	109.0%	120.3%	NM	111.0%

	Six Months Ended June 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$66,106	$42,119	$23,670	$—	$131,895
Net written premiums	53,828	31,438	21,281	—	106,547
Net earned premiums	46,394	24,064	19,750	—	90,208
Fee & other income	349	1,704	171	54	2,278

Losses & loss adjustment expenses	26,883	14,894	12,876	(1)	54,652
Acquisition & other underwriting expenses	23,428	8,424	5,971	678	38,501

Underwriting profit (loss)	(3,568)	2,450	1,074	(623)	(667)

Net investment income	10,834	2,268	2,266	466	15,834

Pre-tax operating income (loss)	7,266	4,718	3,340	(157)	15,167

Net realized gains					1,520
Interest and corporate expenses					2,910

Earnings before income taxes					13,777
Income tax expense					851

Net earnings					$12,926
Less: Net earnings attributable to the non-controlling interest					256

Net earnings attributable to ASIH, Ltd.					$12,670

Loss ratio	57.9%	61.9%	65.2%	*NM	60.6%
Expense ratio	49.8%	27.9%	29.4%	NM	40.2%

Combined ratio**	107.7%	89.8%	94.6%	NM	100.8%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Six Months Ended June 30, 2011, compared to
Six Months Ended June 30, 2010
Net Earnings
Net earnings attributable to ASIH were $12.0 million, or $1.11 per diluted share, for the six months ended June 30, 2011, compared to $12.7 million, or $1.19 per diluted share, for the same period of 2010. The decrease in net earnings was primarily due to the New Zealand and Japan catastrophes and losses in the first quarter of 2011 of $5.0 million (pre-tax) and U.S. storm losses in the second quarter of 2011 of $5.1 million (pre-tax), offset by $11.3 million (pre-tax) in net realized gains on investments.
Combined Ratio
The combined ratio was 111.0%, composed of a loss ratio of 72.3% and an expense ratio of 38.7%. The increase in the loss ratio to 72.3% from 60.6% for the 2010 period is primarily due to catastrophe losses in the first quarter of $5 million and losses attributable to U.S. storms of $5.1 million in the second quarter. The improvement in the expense ratio from 40.2% to 38.7% is primarily as a result of economies of scale associated with increased net earned premiums.
Gross Written Premiums
Gross written premiums increased 19.2% to $157.2 million from $131.9 million for the six months ended June 30, 2011 and 2010, respectively. The growth in the E&S division to $79.9 million from $66.1 million was attributable to increased production across all product lines but driven primarily by newer producers such as excess, surety and healthcare resulting from the product diversification strategy initiated in 2006. The growth in Assumed Reinsurance from $23.7 million to $31.5 million was due to increases in targeted classes of business.
Net Earned Premiums
Net earned premiums increased 25.8% to $113.5 million for the six months ended June 30, 2011, compared to $90.2 million for the same period of 2010 as a result of increased written premiums during 2010 and 2011 across newer product lines attributable to the company’s strategy initiated in 2006 adding shorter tailed products to the E&S platform.
Net Investment Income
Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $15.5 million for the six months ended June 30, 2011, compared to $15.8 million for the same period of 2010 primarily and decreased slightly as a result of lower yields. Average invested assets increased to $840.8 million at June 30, 2011, as compared to $764.5 million for the same period of 2010. The pretax investment yield for the six months was 3.7% and 4.1% respectively for 2011 and 2010.
Acquisition Expenses
Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $25.2 million or 22.2% of earned premium for the six months ended June 30, 2011, as compared to $18.8 million or 20.8% of earned premium for the same period of 2010. The increase in acquisition expenses, on a percentage basis, relates to the non-renewal of a program in the third quarter of 2010 that generated fronting fees and business mix in the ART division.

Other Underwriting Expenses
Other underwriting expenses were $20.4 million for the six months ended June 30, 2011, compared to $19.7 million for the same 2010 period. As a percentage of net earned premiums, other underwriting expenses decreased to 17.9% from 21.8% for the same six months of 2010 due to increased earned premiums without a corresponding increase to other underwriting expenses.
Income Taxes
The income tax benefit for the six months ended June 30, 2011, was $0.6 million compared to $0.9 million of expense for the same period of 2010 due to the income (loss) generated in the U.S. and Bermuda.
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
The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At June 30, 2011, the Company had not drawn on the facility.
Net cash provided by operations was $34.6 million for the six months ended June 30, 2011, compared to net cash provided by operations of $35.3 million for the same period of 2010.
On March 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, the Company has repurchased a total of 155,700 shares of common stock at a cost of approximately $2.6 million during 2010 and repurchased 105,033 shares at a cost of $2.0 million through the end of the second quarter 2011.
Effective July 1, 2011 the Company renewed its reinsurance protection for the dealer open lot program. The reinsurance attaches at $500,000 or $2 million per occurrence depending on the peril causing the loss. The Company participates in various layers of the excess of loss cover and the program has reinstatement provisions and limitations. The catastrophe reinsurance protection attaches at $5 million per occurrence with the Company participating 34% in one $10 million layer at the top of the program. The catastrophe reinsurance program also has reinstatement provisions and limitations.
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
For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
The Company entered into amended and restated employment agreements (the “Agreements”) on August 8, 2011, with Messrs. Stephen R. Crim, Joseph D. Scollo, Mark W. Haushill and Randolph L. Hutto. The Agreements amend and restate existing employment agreements dated August 27, 2007 with Messrs. Crim, Scollo and Hutto and effective September 8, 2009, with Mr. Haushill.
The Agreements are effective as of August 8, 2011, and will continue until August 8, 2012 with automatic one year extensions unless earlier terminated by the Company or the employee as provided for under the agreements. The base salaries provided for in the Agreements are unchanged from the original employment agreements and equal $420,000 for Mr. Crim, $345,000 for Mr. Scollo, $335,000 for Mr. Haushill, and $308,850 for Mr. Hutto. Each of the Agreements provide for annual bonuses, the exact amount of which will be based on an annual bonus plan as approved by the Compensation Committee. Each of the employees may receive future grants of equity awards under the Agreement as determined by the Compensation Committee.

If the Company terminates the employment of any of the employees other than for Poor Performance, Cause or Disability, or if the employee terminates his employment for Good Reason (as defined in the Agreements), the employee will receive severance compensation equal to (i) the longer of eighteen months or the remainder of his original term of base salary, (ii) a pro-rated bonus based on year-to-date performance at the date of termination, (iii) continuation of participation in certain benefit plans, (iv) the immediate vesting of restricted stock, and (v) the immediate vesting of options that would have become vested within 24 months following the date of termination, such options to remain exercisable through the earlier of (a) the original expiration date of the option, (b) the 90th day following the end of the severance period or (c) 10 years from the date of the grant of the options. If the Company terminates the employment of any of the employees for Poor Performance, the employee will receive severance compensation equal to (i) twelve months of base salary payable in installments, (ii) continuation of participation in certain benefit plans, (iii) the immediate vesting of restricted stock that would have become vested within the 12-month period following the date of termination, and (iv) subject to approval of the Compensation Committee, the immediate vesting of options that would have become vested within the 12-month period following the date of termination, such options to remain exercisable through the earlier of (a) the original expiration date of the option, (b) the 90th day following the end of the later of (1) six months from the date of termination, or (2) the end of the severance period or (c) 10 years from the date of grant of the options. If the Company terminates the employment of any of the employees within 24 months following a Change in Control other than for Cause or Disability, or the employee terminates employment for Good Reason following a Change in Control, the employee will receive severance compensation equal to (i) thirty-six months of base salary, (ii) a bonus equal to 100% of the his bonus opportunity for the year in which the termination occurs, (iii) continuation of participation in certain benefit plans, (iv) the immediate vesting of restricted stock, and (v) the immediate vesting of options, such options to remain exercisable through the earlier of (a) the original expiration date of the option, (b) the 90th day following the end of the 36-months period beginning on the date of termination, or (c) 10 years from the date of grant of the options. The Agreements also include non-competition and confidentiality requirements that the employee must comply with in order to be eligible for severance compensation.
Attached as Exhibits 10.1 to 10.4 are copies of these Agreements, each of which is incorporated herein by reference.

Item 6.	Exhibits
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement with Stephen R. Crim dated August 8, 2011.

10.2	Amended and Restated Employment Agreement with Joseph D. Scollo, Jr. dated August 8, 2011.

10.3	Amended and Restated Employment Agreement with Mark W. Haushill dated August 8, 2011.

10.4	Amended and Restated Employment Agreement with Randolph L. Hutto dated August 8, 2011.

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9Th day of August, 2011.

American Safety Insurance Holdings, Ltd.
By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer