Form 10-Q
period 2011-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2011-11-09
CIK 783603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10 Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 3, 2011, was 10,381,424.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.
FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Reserved	29

Item 5. Other Information	29

Item 6. Exhibits	30

EX-11
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Balance Sheets
(dollars in thousands except share data)

	September 30, 2011
	(Unaudited)	December 31, 2010
Assets
Investments available-for-sale:
Fixed maturity securities at fair value (including $5,971 and $5,419 from VIE)	$832,643	$750,250
Common stock, at fair value	6,926	5,082
Preferred stock, at fair value	2,913	2,911
Short-term investments, at fair value (including $2,323 and $3,083 from VIE)	38,606	60,207

Total investments	881,088	818,450

Cash and cash equivalents (including $1,260 and $759 from VIE)	38,199	38,307
Accrued investment income (including $52 and $54 from VIE)	6,668	7,174
Premiums receivable (including $881 and $1,116 from VIE)	35,566	32,470
Ceded unearned premiums (including $201 and $286 from VIE)	22,337	24,380
Reinsurance recoverables (including $478 and $4,291 from VIE)	185,097	198,014
Deferred income taxes	3,159	5,922
Deferred acquisition costs (including $(496) and $(38) from VIE)	25,556	22,142
Property, plant and equipment, net	13,886	13,013
Goodwill	9,317	9,317
Other assets (including $331 and $0 from VIE)	56,526	52,064

Total assets	$1,277,399	$1,221,253

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $5,992 and $9,710 from VIE)	$666,392	$649,641
Unearned premiums (including $747 and $945 from VIE)	141,083	128,981
Ceded premiums payable (including $327 and $434 from VIE)	12,689	11,496
Funds held (including $167 and $248 from VIE)	63,101	55,917
Other liabilities (including $0 and $427 from VIE)	15,002	17,501
Loans payable	39,183	39,183

Total liabilities	937,450	902,719

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2011, 10,375,259 and December 31, 2010, 10,386,519	104	104
Additional paid-in capital	102,153	102,768
Retained earnings	192,095	174,328
Accumulated other comprehensive income, net	41,829	38,128

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	336,181	315,328
Equity in non-controlling interest	3,768	3,206
Total equity	339,949	318,534

Total liabilities and equity	$1,277,399	$1,221,253

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INCOME STATEMENT DATA:
Revenues:
Direct earned premiums	$62,498	$55,941	$180,955	$172,659
Assumed earned premiums	12,287	10,861	37,422	29,151
Ceded earned premiums	(15,793)	(13,582)	(45,866)	(58,382)

Net earned premiums	58,992	53,220	172,511	143,428

Net investment income	8,196	8,265	23,682	24,099
Net realized gains	10	560	11,311	2,080
Fee income	843	1,474	2,494	3,722
Other income	12	(260)	35	(230)

Total revenues	68,053	63,259	210,033	173,099

Expenses:
Losses and loss adjustment expenses	35,867	31,378	117,997	86,030
Acquisition expenses	13,800	12,393	39,008	31,218
Other underwriting expenses	10,941	9,996	31,309	29,672
Interest expense	375	586	1,116	2,030
Corporate and other expenses	173	965	1,811	2,431

Total expenses	61,156	55,318	191,241	151,381

Earnings before income taxes	6,897	7,941	18,792	21,718

Income tax expense	1,169	635	588	1,486

Net earnings	5,728	7,306	18,204	20,232

Less: Net (loss) earnings attributable to the non-controlling interest	(69)	104	454	360

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$5,797	$7,202	$17,750	$19,872

Net earnings per share:
Basic	$0.56	$0.70	$1.70	$1.93

Diluted	$0.54	$0.68	$1.65	$1.87

Weighted average number of shares outstanding:
Basic	10,377,890	10,271,184	10,416,979	10,282,976

Diluted	10,701,959	10,612,281	10,751,312	10,615,548

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net earnings	$18,204	$20,232
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(11,311)	(2,080)
Depreciation and amortization expense	2,033	2,073
Stock based compensation expense	1,712	1,778
Amortization of deferred acquisition costs, net	(3,414)	(5,728)
Amortization of premiums on investments	3,054	1,007
Deferred income taxes	(916)	(431)

Change in operating assets and liabilities:
Accrued investment income	506	(468)
Premiums receivable	(3,096)	(8,350)
Reinsurance recoverable	12,917	(11,786)
Ceded unearned premiums	2,043	17,838
Funds held	7,184	4,147
Unpaid loss and loss adjustment expenses	16,751	32,508
Unearned premiums	12,102	1,885
Ceded premiums payable	1,193	4,073
Other liabilities	(2,500)	(491)
Other assets, net	(4,653)	(3,941)

Net cash provided by operating activities	51,809	52,266

Cash flow from investing activities:
Purchases of fixed maturities	(309,591)	(222,594)
Purchase of common stock	(2,500)	—
Proceeds from sales and maturities of fixed maturities	242,959	148,168
Proceeds from sale of equity securities	656	—
Decrease in short-term investments	21,601	34,069
Purchase of fixed assets, net	(2,714)	(3,577)

Net cash used in investing activities	(49,589)	(43,934)

Cash flow from financing activities:
Stock repurchase payments	(2,793)	(2,883)
Proceeds from exercised stock options	465	442
Proceeds from termination of interest rate swaps	—	2,055

Net cash used in financing activities	(2,328)	(386)

Net (decrease) increase in cash and cash equivalents	(108)	7,946
Cash and cash equivalents at beginning of period	38,307	34,756

Cash and cash equivalents at end of period	$38,199	$42,702

Supplemental disclosure of cash flow information:
Income taxes paid	$95	$30

Interest paid	$1,102	$1,820

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Earnings
(Unaudited) (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net earnings	$5,728	$7,306	$18,204	$20,232

Other comprehensive income before income taxes:

Unrealized gains, net, on securities available-for-sale	12,725	12,518	18,801	34,982

Amortization of gain and unrealized losses on hedging transactions	(20)	(19)	(59)	(722)

Reclassification adjustment for realized gains included in net earnings	(9)	(560)	(11,311)	(2,080)

Total other comprehensive income before taxes	12,696	11,939	7,431	32,180

Income tax expense related to items of other comprehensive income	2,776	1,989	3,622	4,851

Other comprehensive income net of income taxes	9,920	9,950	3,809	27,329

Comprehensive income	$15,648	$17,256	$22,013	$47,561

Less: Comprehensive income attributable to the non-controlling interest	159	162	696	549

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$15,489	$17,094	$21,317	$47,012

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011
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
The results of operations for the three and nine months ended September 30, 2011, may not be indicative of the results for the fiscal year ending December 31, 2011. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2010.
The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 — Investments
The amortized cost and estimated fair values of the Company’s investments at September 30, 2011 and December 31, 2010, are as follows (dollars in thousands):

		Gross	Gross
	Amortized	unrealized	Unrealized	Estimated
	Cost	Gains	Losses	fair value
September 30, 2011
Securities available for sale:
Fixed maturities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$61,854	$4,346	$—	$66,200
States of the U.S. and political subdivisions of the states	27,685	4,379		32,064
Corporate securities	316,921	27,184	(1,372)	342,733
Mortgage-backed securities	287,348	13,511	(91)	300,768
Commercial mortgage-backed securities	60,688	3,762	(916)	63,534
Asset-backed securities	26,805	551	(12)	27,344

Total fixed maturities	$781,301	$53,733	$(2,391)	$832,643

Common stock	$6,926	$—	$—	$6,926

Preferred stock	$2,790	$214	$(91)	$2,913

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	fair value
December 31, 2010
Securities available for sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,796	$3,014	$(36)	$73,774
States of the U.S. and political subdivisions of the states	23,463	816	(253)	24,026
Corporate securities	314,995	25,023	(459)	339,559
Mortgage-backed securities	234,137	8,990	(408)	242,719
Commercial mortgage-backed securities	29,123	6,438	—	35,561
Asset-backed securities	33,884	796	(69)	34,611

Total fixed maturities	$706,398	$45,077	$(1,225)	$750,250

Common stock	$5,082	$—	$—	$5,082

Preferred stock	$2,789	$198	$(76)	$2,911

The amortized cost and estimated fair value at September 30, 2011 are shown below by contractual maturity.

	Amortized	Estimated
	cost	fair value

Due in one year or less	$16,392	$16,594
Due after one year through five years	130,297	136,414
Due after five years through ten years	184,203	197,690
Due after ten years	75,569	90,299
Mortgage and asset-backed securities	374,840	391,646

Total	$781,301	$832,643

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of September 30, 2011 and December 31, 2010, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 Months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
September 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	$—	$—	$—	$—
States of the U.S. & other political subdivisions of the states
Corporate securities	61,139	(1,372)	—		61,139	(1,372)
Mortgage- backed securities	14,456	(91)	—	—	14,456	(91)
Commercial mortgage- backed securities	35,475	(916)	—	—	35,475	(916)
Asset- backed securities	960	(12)	—	—	960	(12)

Total fixed maturities	112,030	(2,391)			112,030	(2,391)
Common stock	—	—	—	—	—	—
Preferred stock	1,424	(63)	499	(28)	1,923	(91)

Total temporarily impaired	$113,454	$(2,454)	$499	$(28)	$113,953	$(2,482)

	Less than 12 Months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,615	$(36)	$—	$—	$8,615	$(36)
States of the U.S. & other political subdivisions of the states	7,071	(194)	1,060	(59)	8,131	(253)
Corporate securities	21,321	(459)	—	—	21,321	(459)
Mortgage- backed securities	29,274	(408)	—	—	29,274	(408)
Commercial mortgage- backed securities	—	—	—	—	—	—
Asset- backed securities	6,903	(69)	—	—	6,903	(69)

Total fixed maturities	73,184	(1,166)	1,060	(59)	74,244	(1,225)
Common stock	—	—	—	—	—	—
Preferred stock	966	(29)	972	(47)	1,938	(76)

Total temporarily impaired	$74,150	$(1,195)	$2,032	$(106)	$76,182	$(1,301)

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
Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the nine months ended September 30, 2011 and 2010, the Company did not incur any OTTI losses.
During the nine months ended September 30, 2011 and 2010, available-for-sale fixed maturity securities were sold for total proceeds of $213.4 million and $126.9 million, respectively, resulting in net realized gains to the Company totaling $11.3 million and $2.1 million in 2011 and 2010, respectively. For the purpose of determining net realized gains, the cost of securities sold is based on specific identification.

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

The following table presents key financial data by segment for the three months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$39,782	$18,952	$14,512	$	$73,246
Net written premiums	31,621	14,040	14,559		60,220
Net earned premiums	30,752	15,552	12,688		58,992
Fee & other income	(8)	806		57	855

Losses & loss adjustment expenses	19,019	8,466	8,382		35,867
Acquisition & other underwriting expenses	13,326	6,610	4,517	288	24,741

Underwriting profit (loss)	(1,601)	1,282	(211)	(231)	(761)

Net investment income	5,280	1,186	1,593	137	8,196

Pre-tax operating income (loss)	3,679	2,468	1,382	(94)	7,435

Net realized gains					10
Interest and corporate expenses					548

Earnings before income taxes					6,897
Income tax expense					1,169

Net earnings					$5,728
Less: Net earnings attributable to the non- controlling interest					(69)

Net earnings attributable to ASIH, Ltd.					$5,797

Loss ratio	61.8%	54.4%	66.1%	*NM	60.8%
Expense ratio	43.4%	37.3%	35.6%	NM	40.5%

Combined ratio**	105.2%	91.8%	101.6%	NM	101.3%

	Three Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$34,121	$24,847	$12,971	$(6)	$71,933
Net written premiums	27,423	17,063	12,258	(6)	56,738
Net earned premiums	26,347	15,114	11,765	(6)	53,220
Fee & other income	43	1,150	57	(36)	1,214

Losses & loss adjustment expenses	15,094	8,033	8,258	(7)	31,378
Acquisition & other underwriting expenses	12,414	6,345	3,326	304	22,389

Underwriting profit (loss)	(1,118)	1,886	238	(339)	667

Net investment income	5,286	1,366	1,488	125	8,265

Pre-tax operating income (loss)	4,168	3,252	1,726	(214)	8,932

Net realized gains					560
Interest and corporate expenses					1,551

Earnings before income taxes					7,941
Income tax expense					635

Net earnings					$7,306
Less: Net earnings attributable to the non- controlling interest					104

Net earnings attributable to ASIH, Ltd.					$7,202

Loss ratio	57.3%	53.1%	70.2%	*NM	59.0%
Expense ratio	46.1%	34.4%	27.7%	NM	39.3%

Combined ratio**	103.4%	87.5%	97.9%	NM	98.3%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The following table presents key financial data by segment for the nine months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Nine Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$119,706	$64,753	$46,012	$(1)	$230,470
Net written premiums	95,636	46,086	44,925	(1)	186,646
Net earned premiums	87,831	45,523	39,158	(1)	172,511
Fee & other income	(8)	2,436		101	2,529

Losses & loss adjustment expenses	54,657	30,310	33,030	—	117,997
Acquisition & other underwriting expenses	39,652	19,071	11,726	(132)	70,317

Underwriting profit (loss)	(6,486)	(1,422)	(5,598)	232	(13,274)

Net investment income	15,176	3,538	4,528	440	23,682

Pre-tax operating income (loss)	8,690	2,116	(1,070)	672	10,408

Net realized gains					11,311
Interest and corporate expenses					2,927

Earnings before income taxes					18,792
Income tax expense					588

Net earnings					$18,204
Less: Net earnings attributable to the non- controlling interest					454

Net earnings attributable to ASIH, Ltd.					$17,750

Loss ratio	62.2%	66.6%	84.4%	*NM	68.4%
Expense ratio	45.2%	36.5%	29.9%	NM	39.3%

Combined ratio**	107.4%	103.1%	114.3%	NM	107.7%

	Nine Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$100,227	$66,966	$36,641	$(6)	$203,828
Net written premiums	81,251	48,501	33,539	(6)	163,285
Net earned premiums	72,741	39,178	31,515	(6)	143,428
Fee & other income	392	2,854	228	18	3,492

Losses & loss adjustment expenses	41,977	22,927	21,132	(6)	86,030
Acquisition & other underwriting expenses	35,842	14,769	9,297	982	60,890

Underwriting profit (loss)	(4,686)	4,336	1,314	(964)	—

Net investment income	16,120	3,634	3,753	592	24,099

Pre-tax operating income	11,434	7,970	5,067	(372)	24,099

Net realized gains					2,080
Interest and corporate expenses					4,461

Earnings before income taxes					21,718
Income tax expense					1,486

Net earnings					$20,232
Less: Net earnings attributable to the non- controlling interest					360

Net earnings attributable to ASIH, Ltd.					$19,872

Loss ratio	57.7%	58.5%	67.1%	*NM	60.0%
Expense ratio	48.4%	30.4%	28.8%	NM	39.8%

Combined ratio**	106.1%	88.9%	95.9%	NM	99.8%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in the United States and Bermuda. The following table provides financial data attributable to the geographic locations for the three months ended September 30, 2011 and 2010 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2011
Income tax expense	$1,169	$—	$1,169
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$2,198	$3,599	$5,797

	United States	Bermuda	Total
September 30, 2010
Income tax expense	$635	$—	$635
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,117	$6,085	$7,202
The following table provides financial data attributable to the geographic locations for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2011
Income tax expense	$588	$—	$588
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$799	$16,951	$17,750
Assets	$664,526	$612,873	$1,277,399
Equity	$111,130	$228,819	$339,949

	United States	Bermuda	Total
September 30, 2010
Income tax expense	$1,486	$—	$1,486
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$3,331	$16,541	$19,872
Assets	$658,436	$562,276	$1,220,712
Equity	$111,390	$211,008	$322,398
Note 4 — Income Taxes
United States federal and state income tax expense from operations consists of the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current	$848	$179	$1,504	$2,171
Deferred	321	456	(916)	(431)
Change in valuation allowance	—	—	—	(254)

Total	$1,169	$635	$588	$1,486

Income tax (benefit) expense for the periods ended September 30, 2011 and 2010 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected income tax expense	$2,368	$2,665	$6,235	$7,262
Foreign earned income not subject to U.S. taxation	(1,224)	(2,069)	(5,763)	(5,624)
Change in valuation allowance	—	—	—	(254)
Tax-exempt interest	(4)	(3)	(10)	(24)
State taxes and other	29	42	126	126

Total	$1,169	$635	$588	$1,486

Note 5 — Equity Based Compensation
The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2010. During the first nine months of 2011, the Company did not grant any stock options compared to 78,775 for the same period of 2010. Stock based compensation expense related to outstanding stock options was $87 and $267 for the three months ended September 30, 2011 and 2010, respectively and $416 and $709 for the nine months ended September 30, 2011 and 2010, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.
In addition to stock options discussed above, the Company grants restricted shares to employees under the incentive stock plan. During the three months ended September 30, 2011, the company granted 212,862 shares of stock compared to no shares granted for the three month period 2010. During the first nine months of 2011, the Company granted 251,543 shares of restricted stock compared to 209,254 for the same period in 2010. Of the 2011 shares, 43,681 shares granted vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. During the period 205,000 shares were granted pursuant to performance goal attainment with a five year vest. Additionally, 5,000 shares were granted with a five year cliff vest. Stock based compensation expense related to the restricted shares was $394 and $312 for the three months ended September 30, 2011 and 2010, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. For the nine months ended September 30, 2011 and 2010, $1,077 and $829 were recorded as compensation expense, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company expensed $83 and $80 in expense for the three months ended September 30, 2011 and 2010, respectively, related to stock awards related to Director compensation. For the nine months ended September 30, the company expensed $219 and $240 in 2011 and 2010, respectively, related to Director compensation.
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
The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of September 30, 2011.
Assets measured at fair value on a recurring basis are summarized below:
As of September 30, 2011
Fair Value Measurements Using
(dollars in thousands)

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,160	$42,040	$—	$66,200
States of the U.S. and political subdivisions of the states	—	32,064	—	32,064
Corporate securities	—	342,733	—	342,733
Mortgage-backed securities	—	300,768	—	300,768
Commercial mortgage-backed Securities	—	63,534	—	63,534
Asset-backed securities	—	27,344	—	27,344

Total fixed maturities	24,160	808,483	—	832,643
Equity securities	2,913	—	6,926	9,839
Short term investments	38,606	—	—	38,606

Total	$65,679	$808,483	$6,926	$881,088

Fair Value
Measurements
Using Significant
Unobservable Inputs
(Level 3)
(dollars in thousands)
Level 3 Financial Instruments	Equities

Balance at December 31, 2010	$5,082
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	—
Net purchases, sales & distributions	$1,844
Net transfers in (out of) Level 3	—

Balance at September 30, 2011	$6,926

Change in net unrealized gains relating to assets still held at reporting date	$—

There were no transfers in and out of Level 1 and 2 categories during the first nine months of 2011.
A description of the Company’s inputs used to measure fair value is as follows:
Fixed maturities (Available for Sale) Levels 1 and 2
•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.
•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.
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
Note 7 — Credit Facility
The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at LIBOR plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at September 30, 2011, the Company was in compliance with all covenants. The Company has no outstanding borrowings at September 30, 2011.
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
In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued 30-year trust preferred securities in the amount of $25 million. The securities require interest payments quarterly of 8.31% for the first five years and LIBOR plus 3.4% thereafter. The securities may be redeemed at the Company’s option after five years from the date of original issuance.
The balance of loans payable at September 30, 2011 was $39.2 million.
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
Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	9/30/2011	12/31/2010
Investments	$8,294	$8,502
Cash and equivalents	1,260	759
Accrued investment income	52	54
Premiums receivable	881	1,116
Ceded unearned premiums	201	286
Reinsurance recoverables	478	4,291
Other assets	331	—

Total Assets	$11,497	$15,008

Unpaid losses and loss adjustment expenses	$5,992	$9,710
Unearned premium	747	945
Ceded premiums payable	327	434
Deferred acquisition costs, net	496	38
Funds held	167	248
Other liabilities	—	427

Total Liabilities	$7,729	$11,802

Note 10 — Commitments and Contingencies
At September 30, 2011, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $.9 million issued to various other parties.
American Safety Reinsurance Ltd.(ASRe), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of September 30, 2011, ASRe had $57.3 million in letters of credit issued and outstanding.
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
Note 11 — Accounting Pronouncements
In September 2011, the FASB issued ASC, 2011-08-Intangibles -Goodwill and Other: Testing Goodwill for Impairment. The updates objective is to simplify the manner in which entities test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step impairment test described in topic 350,ASC, Intangiles-Goodwill and Other. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15th, 2011. Management believes that once effective for the Company’s next fiscal year that it could simplify the testing process and have no impact on the consolidated financial statements.
Note 12 — Subsequent Events
The Company evaluated subsequent events through the date of this 10Q filing and determined there were no events requiring additional disclosure.

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
Within E&S, our environmental insurance products provide general, pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Primary casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.
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

The following table presents key financial data by segment for the three months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Three Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$39,782	$18,952	$14,512	$	$73,246
Net written premiums	31,621	14,040	14,559		60,220
Net earned premiums	30,752	15,552	12,688		58,992
Fee & other income	(8)	806		57	855

Losses & loss adjustment expenses	19,019	8,466	8,382		35,867
Acquisition & other underwriting expenses	13,326	6,610	4,517	288	24,741

Underwriting profit (loss)	(1,601)	1,282	(211)	(231)	(761)

Net investment income	5,280	1,186	1,593	137	8,196

Pre-tax operating income (loss)	3,679	2,468	1,382	(94)	7,435

Net realized gains					10
Interest and corporate expenses					548

Earnings before income taxes					6,897
Income tax expense					1,169

Net earnings					$5,728
Less: Net earnings attributable to the non- controlling interest					(69)

Net earnings attributable to ASIH, Ltd.					$5,797

Loss ratio	61.8%	54.4%	66.1%	*NM	60.8%
Expense ratio	43.4%	37.3%	35.6%	NM	40.5%

Combined ratio**	105.2%	91.8%	101.6%	NM	101.3%

	Three Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$34,121	$24,847	$12,971	$(6)	$71,933
Net written premiums	27,423	17,063	12,258	(6)	56,738
Net earned premiums	26,347	15,114	11,765	(6)	53,220
Fee & other income	43	1,150	57	(36)	1,214

Losses & loss adjustment expenses	15,094	8,033	8,258	(7)	31,378
Acquisition & other underwriting expenses	12,414	6,345	3,326	304	22,389

Underwriting profit (loss)	(1,118)	1,886	238	(339)	667

Net investment income	5,286	1,366	1,488	127	8,265

Pre-tax operating income (loss)	4,168	3,252	1,726	(213)	8,932

Net realized gains					560
Interest and corporate expenses					1,551

Earnings before income taxes					7,941
Income tax expense					635

Net earnings					$7,306
Less: Net earnings attributable to the non- controlling interest					104

Net earnings attributable to ASIH, Ltd.					$7,202

Loss ratio	57.3%	53.1%	70.2%	*NM	59.0%
Expense ratio	46.1%	34.4%	27.7%	NM	39.3%

Combined ratio**	103.4%	87.5%	97.9%	NM	98.3%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Three Months Ended September 30, 2011, compared to
Three Months Ended September 30, 2010
Net Earnings
Net earnings attributable to ASIH were $5.8 million, or $0.54 per diluted share, for the three months ended September 30, 2011, compared to $7.2 million, or $0.68 per diluted share, for the same period of 2010.
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
The combined ratio of 101.3% consists of a loss ratio of 60.8% and an expense ratio of 40.5%, compared to 59.0% and 39.3%, respectively, for the same quarter of 2010. The loss ratio increased due primarily to market conditions. Catastrophe losses during the quarter associated with the Company’s property lines of business were insignificant and therefore did not impact the loss ratio. The increase in the expense ratio was due primarily to the impact of technology investments placed in service during the quarter and lower fee income.
Gross Written Premiums
Gross written premiums increased 2% to $73.2 million from $71.9 million for the three months ended September 30, 2011 and 2010, respectively. The growth in the E&S division to $39.8 million from $34.1 million was attributable to increased production across all product lines but driven primarily by newer products such as excess, professional liability, property and healthcare. The ART division’s gross written premiums declined by $5.9 million due to the non-renewal of programs as a result of not meeting profitability or production targets or program managers decision to move business to other carriers. The growth in Assumed Reinsurance from $13.0 million to $14.5 million was a result of growth in targeted classes of business.
Net Earned Premiums
Net earned premiums increased 10.9% to $59.0 million for the three months ended September 30, 2011, compared to $53.2 million for the same period of 2010. Net earned premiums increased due to growth in gross written premiums during 2010 and the first six months of 2011.
Net Investment Income
Net investment income is derived from the income of the investment portfolio net of investment expenses. Net investment income was $8.2 million for the three months ended September 30, 2011, compared to $8.3 million for the same period of 2010. Average invested assets increased to $872.1 million at September 30, 2011, as compared to $792.3 million for the same period of 2010. The pretax investment yield for the three months was 3.8% and 4.2%, respectively, for 2011 and 2010.

Acquisition Expenses
Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses were $13.8 million or 23.4% of earned premium for the three months ended September 30, 2011, as compared to $12.4 million, or 23.3% of earned premium for the same period of 2010.
Other Underwriting Expenses
Other underwriting expenses were $10.9 million for the three months ended September 30, 2011, compared to $10.0 million for the same 2010 period. As a percentage of net earned premiums, other underwriting expenses decreased to 18.5% from 18.8% for the same three months of 2010. The percentage decrease is attributable to economies of scale related to increased net earned premiums.
Income Taxes
Income tax expense for the three months ended September 30, 2011, was $1.2 million compared to $0.6 million of expenses for the same period of 2010. The increase in expense is due to the distribution of earnings between the United States and Bermuda. For the three months ended September 30, 2011 the U.S. operations generated a higher proportion of earnings as compared the same quarter in 2010.

The following table presents key financial data by segment for the nine months ended September 30, 2011 and 2010, respectively (dollars in thousands):

	Nine Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$119,706	$64,753	$46,012	$(1)	$230,470
Net written premiums	95,636	46,086	44,925	(1)	186,646
Net earned premiums	87,831	45,523	39,158	(1)	172,511
Fee & other income	(8)	2,436		101	2,529

Losses & loss adjustment expenses	54,657	30,310	33,030	—	117,997
Acquisition & other underwriting expenses	39,652	19,071	11,726	(132)	70,317

Underwriting profit (loss)	(6,486)	(1,422)	(5,598)	232	(13,274)

Net investment income	15,176	3,538	4,528	440	23,682

Pre-tax operating income (loss)	8,690	2,116	(1,070)	672	10,408

Net realized gains					11,311
Interest and corporate expenses					2,927

Earnings before income taxes					18,792
Income tax expense					588

Net earnings					$18,204
Less: Net earnings attributable to the non- controlling interest					454

Net earnings attributable to ASIH, Ltd.					$17,750

Loss ratio	62.2%	66.6%	84.4%	*NM	68.4%
Expense ratio	45.2%	36.5%	29.9%	NM	39.3%

Combined ratio**	107.4%	103.1%	114.3%	NM	107.7%

	Nine Months Ended September 30, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$100,227	$66,966	$36,641	$(6)	$203,828
Net written premiums	81,251	48,501	33,539	(6)	163,285
Net earned premiums	72,741	39,178	31,515	(6)	143,428
Fee & other income	392	2,854	228	18	3,492

Losses & loss adjustment expenses	41,977	22,927	21,132	(6)	86,030
Acquisition & other underwriting expenses	35,842	14,769	9,297	982	60,890

Underwriting profit (loss)	(4,686)	4,336	1,314	(964)	—

Net investment income	16,120	3,634	3,753	592	24,099

Pre-tax operating income (loss)	11,434	7,970	5,067	(372)	24,099

Net realized gains					2,080
Interest and corporate expenses					4,461

Earnings before income taxes					21,718
Income tax expense					1,486

Net earnings					$20,232
Less: Net earnings attributable to the non- controlling interest					360

Net earnings attributable to ASIH, Ltd.					$19,872

Loss ratio	57.7%	58.5%	67.1%	*NM	60.0%
Expense ratio	48.4%	30.4%	28.8%	NM	39.8%

Combined ratio**	106.1%	88.9%	95.9%	NM	99.8%

*	NM = Ratio is not meaningful

**
The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Nine Months Ended September 30, 2011, compared to
Nine Months Ended September 30, 2010
Net Earnings
Net earnings attributable to ASIH were $17.8 million, or $1.65 per diluted share, for the nine months ended September 30, 2011, compared to $19.9 million, or $1.87 per diluted share, for the same period of 2010.
Combined Ratio
The combined ratio was 107.7%, composed of a loss ratio of 68.4% and an expense ratio of 39.3%. The increase in the loss ratio to 68.4% from 60.0% for the 2010 period is primarily due to $10.1 million of catastrophe and weather related losses that occurred in the first six months of 2011. The improvement in the expense ratio from 39.8% to 39.3% is primarily as a result of economies of scale associated with increased net earned premiums.
Gross Written Premiums
Gross written premiums increased 13.1% to $230.5 million from $203.8 million for the nine months ended September 30, 2011 and 2010, respectively. The growth in the E&S division to $119.7 million from $100.2 million was attributable to increased production across all product lines but driven primarily by newer products such as excess, professional liability, property and healthcare. The ART division’s gross written premiums declined by $2.2 million due to the non-renewal of programs as a result of not meeting profitability or production targets or program managers decision to move business to other carriers. The growth in Assumed Reinsurance from $36.6 million to $46.0 million was due to increases in targeted classes of business.
Net Earned Premiums
Net earned premiums increased 20.3% to $172.5 million for the nine months ended September 30, 2011, compared to $143.4 million for the same period of 2010 as a result of increased written premiums during 2010 and 2011 across newer product lines attributable to the company’s diversification strategy initiated in 2006 adding shorter tailed products to the E&S platform.
Net Investment Income
Net investment income is derived from the earnings of the investment portfolio net of investment expenses. Net investment income was $23.7 million for the nine months ended September 30, 2011, compared to $24.1 million for the same period of 2010 decreasing slightly as a result of lower yields. Average invested assets increased to $849.8 million at September 30, 2011, as compared to $778.2 million for the same period of 2010. The pretax investment yield for the nine months was 3.7% and 4.1% respectively for 2011 and 2010.
Acquisition Expenses
Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $39.0 million or 22.6% of earned premium for the nine months ended September 30, 2011, as compared to $31.2 million or 21.8% of earned premium for the same period of 2010. The increase in acquisition expenses, on a percentage basis, relates to business mix in the ART division.

Other Underwriting Expenses
Other underwriting expenses were $31.3 million for the nine months ended September 30, 2011, compared to $29.7 million for the same 2010 period. As a percentage of net earned premiums, other underwriting expenses decreased to 18.1% from 20.7% for the same nine months of 2010 due to economies of scale related to increased earned premiums.
Income Taxes
The income tax expense for the nine months ended September 30, 2011, was $.6 million compared to $1.5 million of expense for the same period of 2010 due to the distribution of earnings between the U.S. and Bermuda.
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
The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At September 30, 2011, the Company had not drawn on the facility.
On March 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, the Company has repurchased a total of 155,700 shares of common stock at a cost of approximately $2.6 million during 2010 and repurchased 132,661 shares at a cost of $2.5 million through the end of the third quarter 2011. There are 211,639 shares remaining under the current repurchase authorization.
On October 1, 2011, the Company renewed its Casualty treaty at substantially the same retentions and terms as the treaty expiring September 30, 2011.
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
Not applicable.

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
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9Th day of November, 2011.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill Mark W. Haushill
Chief Financial Officer