Form 10-K
period 2011-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2012-03-15
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	30-0666089
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

31 Queen Street 2nd Floor Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

(441) 296-8560

Registrant’s telephone number:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐    No   ☒

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2011, was $179,737,691.

The number of shares of registrant’s common stock outstanding on March 1, 2012, was 10,207,904.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2012 Annual General Meeting of the Shareholders (the “2012 Proxy Statement”).

[The Remainder of the Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

i

PART I

Item 1. Business

In this Report, the terms “we,” “our,” “us,” “Company” and “American Safety Insurance” refer to American Safety Insurance Holdings, Ltd. and, unless the context requires otherwise, includes our subsidiaries and non-subsidiary affiliates.

We maintain a web site at www.amsafety.bm that contains additional information regarding the Company. Under the caption “Investor Relations—SEC Filings” on our website, we provide access, free of charge, to our filings with the Securities and Exchange Commission (“SEC”), including Forms 3, 4 and 5 filed by our officers and directors, as soon as reasonably practical after electronically filing such material with the SEC.

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in the United States securities laws. In some cases, these statements can be identified by the use of forward-looking words such as “may,” “should,” “could,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential” and “intend.” Forward-looking statements contained in this report include information regarding our expectations with respect to pricing and other market conditions, our growth prospects, the amount of our acquisition costs, the amount of our net losses and loss reserves, the projected amount of our capital expenditures, managing interest rate risks, valuations of potential interest rate shifts and measurements of potential losses in fair market values of our investment portfolio. Forward-looking statements only reflect our expectations and are not guarantees of performance. These statements involve risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual events or results to be materially different from our expectations include:

•	actual claims exceeding our loss reserves;

•	the failure of any of the loss limitation methods we employ;

•	the effects of emerging claims and coverage issues;

•	inability to collect reinsurance recoverables;

•	the loss of one or more key executives;

•	downgrade in our financial strength rating;

•	loss of business provided to us by our major brokers;

•	changes in governmental regulations or tax laws;

•	increased competition;

•	general economic conditions;

•	changes in the political environment of certain countries in which we operate or underwrite business; and

•

the other matters set forth under Item 1A, “Risk Factors” included in this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We are a Bermuda-based specialty insurance and reinsurance underwriter with U.S. insurance and international reinsurance operations offering solutions for specialty risks. Through our domestic operating subsidiaries and affiliates, we market and underwrite a variety of specialty insurance products to small and medium-sized businesses in the United States. Through our Bermuda operating subsidiaries, we offer reinsurance products primarily to U.S. and international insurance companies. We compete in three specialty divisions: excess and surplus lines (“E&S”) and alternative risk transfer (“ART”) in the U.S. and assumed reinsurance in Bermuda. We believe that our market and specialty product focus has allowed us to develop underwriting expertise in the markets that we serve. We utilize a solution oriented approach to underwriting while focusing on underwriting profitability. We believe that our underwriting expertise, flexible platform and customer orientation set us apart from our competitors. Our goal is to offer a broad base of specialty insurance and reinsurance products for which we can build scale and consistently produce underwriting profits.

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

Compared to the standard markets, competition in the specialty markets focuses more on expertise, flexibility and customer service, although standard markets expand or contract into and out of this business depending on market conditions. Because the specialty markets generally involve higher perceived insurance risks than those characteristic in the standard markets, we utilize our underwriting expertise in an attempt to manage these risks appropriately. The Company considers underwriting profitability to be more important than market share. Our customers’ insurance needs are often highly specialized and our underwriting expertise and flexibility allow for custom tailored terms and product solutions to meet their unique needs.

Markets

Excess and Surplus Lines

The E&S markets focus on hard to place risks and exposures that are not typically underwritten by the standard admitted markets. For our E&S lines of business, we are able to offer more flexible policy forms at unregulated premium rates, allowing us to underwrite business not served by the standard markets. Our E&S business also includes certain products offered by the admitted market. Carriers writing in the admitted market underwrite complex risks similar to those written by E&S carriers but are licensed by the insurance regulators of the states in which they do business as admitted carriers and are subject to rate and form regulation. We currently write portions of our environmental, a portion of our professional liability products and all of our surety business on an admitted basis.

Our subsidiary, American Safety Indemnity Company (“American Safety Indemnity”) and affiliate American Safety Risk Retention Group, Inc. (“American Safety RRG”) provide coverages in the E&S markets. Our subsidiary, American Safety Casualty Insurance Company (“American Safety Casualty”), provides coverage in the admitted portion of the E&S market. In 2011, gross written premiums totaled $155.5 million in our E&S division.

Alternative Risk Transfer

The Alternative Risk Transfer, or ART, market provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process, who want to reduce the cost of insurance or who are unable to find adequate insurance coverage. The ART market includes captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, formed by one interest or a group of related interests to provide insurance coverage for their business operations. Risk retention groups are insurers owned by their policy holders that are licensed only in the state of their formation; however, through the Federal Liability Risk Retention Act, these groups may be able to write insurance in all states. These alternative risk transfer arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market has traditionally been correlated to the standard market’s underwriting cycle, expanding in hard market periods and retracting in soft market periods. We believe that this correlation has become less important as ART solutions have become more accessible, evidenced by an increase in the number of captive formations in both domestic and offshore domiciles, such as Vermont and Bermuda. This continued growth has contributed to the competitive environment in the ART market. Despite the current soft market, customers in certain industries continue to find that ART markets provide adequate, affordable coverages meeting their particular needs.

Our participation in the ART market takes two forms: as a fully funded carrier and by underwriting in specialty programs. We serve as a fully funded carrier for risks that wish to essentially self-insure for which we receive fee income. We also underwrite specialty program business in which we outsource the underwriting and policy administration to program managers with established underwriting expertise in the particular homogenous risk covered by the program. We receive both premium and fee income from our specialty program business. In 2011, gross written premiums totaled $83.8 million in our ART division and recognized $3.2 million in fee income.

Assumed Reinsurance

Reinsurance is an agreement in which the reinsurer agrees to indemnify an insurance or reinsurance company, known as the ceding company, against a portion of the insurance risks underwritten by the ceding company under one or more reinsurance contracts. Reinsurance reduces the ceding company’s net liability on individual risks or classes of risks, provides catastrophe protection from large or multiple losses, and can provide the ceding company with additional underwriting capacity. Reinsurance serves only to indemnify a ceding company for losses payable by the ceding company to its policyholders and, therefore does not discharge the ceding company from its liability to its policyholders.

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to reinsurers and, in response, reinsurers generally reduce rates to attract ceding companies. Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas primarily with specialty insurers, captives, risk retention groups and program managers with a particular focus on general liability, professional liability and medical malpractice classes of business. We also participate in one property catastrophe retrocessional reinsurance treaty. In 2011, gross written premiums totaled $59.2 million in our assumed reinsurance division.

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

The environmental risks we underwrite are as follows:

•	Environmental Contractor and Consultant Risks: general contractor pollution and/or professional liability coverage for environmental contractors and consultants, targeting two distinct markets:

•	Small market focused on environmental contractors and consultants with annual revenues below $3.0 million.

•	Middle market focused on environmental contractors and consultants with annual revenues above $3.0 million.

•	Environmental Impairment Liability: coverage for fixed site pollution liability businesses such as manufacturers, real estate, storage tank facilities and waste facilities.

General Liability: primary general liability coverage for various types of residential and commercial risks.

The risks we underwrite include:

•	Residential Construction: residential contractors, including primarily artisan contractors, subcontractors and general contractors;

•	Commercial Construction: commercial contractors, including artisan contractors, subcontractors and general contractors;

•

Products Liability: products liability coverage to small and middle market manufacturers and distributors of medium hazard products, excluding certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals; and

•	Other: other coverages, including general liability for building owners and equipment dealers.

Excess Liability: Excess and umbrella liability coverage primarily in the construction and products liability areas, both over other carriers’ and our own primary policies.

Property: Property and packaged property and liability focused on fire exposed premises for risks such as apartment buildings, condominiums, office buildings and hotels/motels. A portion of our property risks provide wind cover but typically are not on coastlines but rather further inland.

Surety: Contract performance and payment bonds to environmental contractors and construction contractors in 49 states and the District of Columbia. We also underwrite commercial surety bonds.

Healthcare: General and professional liability for the long-term care industry including nursing homes and assisted living facilities.

Professional Liability: Coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; stand alone employment practices liability insurance (EPLI); and fiduciary liability. Primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

Alternative Risk Transfer: We provide the following alternative risk transfer products:

Specialty Programs. Working through third-party program managers, we target homogenous groups of specialty risks where the principal insurance coverages include either liability (general, professional or pollution liability) or property risks. Our specialty programs consist primarily of property and liability coverages for construction contractors, pest control operators, auto dealers, real estate brokers, restaurant and tavern owners and bail bondsmen. There were a total of 15 active programs at December 31, 2011.

Fully Funded. Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and claims handling. The fully funded product allows these businesses to self insure their insurance risks while providing evidence of insurance through a self-insurance vehicle, such as our affiliated segregated account captive, American Safety Assurance, or our sponsored captive, American Safety Assurance (VT), or through another captive vehicle established by the insured. We generally do not assume underwriting risk on these policies, but instead earn a fee for providing the insurance. Policy limits are set based on the requirements of the insured, and the insured collateralizes up to the entire aggregate limit or estimated losses through cash, trust accounts or irrevocable letters of credit, or a combination thereof.

The aggregate policy limit caps the total damages payable under the policy, including defense costs. We write fully funded general and professional liability policies for businesses operating primarily in the healthcare and construction industries.

Assumed Reinsurance.

Our subsidiary, American Safety Reinsurance, Ltd., focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business written include medical malpractice, general liability across multiple sectors, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of smaller treaties across multiple lines of business written on both an excess of loss and quota share basis.

Runoff Lines.

When we exit a business line, we no longer renew or write any new policies in that business line, although we do continue to service existing policies until they expire and administer any claims associated with those policies. The business lines we have exited since 2002 are:

•

Workers’ Compensation. In 1994, we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into runoff due to unfavorable loss experience as well as the cost associated with servicing this line of business. The claims associated with this line of business are being administered by a third-party. At December 31, 2011, we were carrying net loss reserves of $4.9 million related to this business line.

•

Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into runoff due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2011, we were carrying net loss reserves of $4.8 million related to this business line.

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

There are no significant barriers to entry in the areas of the property and casualty industry in which we compete. The degree of competition at any given time is governed by a variety of factors, including market conditions and capital capacity. We believe that the industry is currently in a soft market period, characterized by broader coverage terms, lower premiums and excess capital. As a result, we are in a period of intensifying competition as companies attempt to utilize their capital by aggressively seeking market share, often writing policies at reduced pricing levels. In addition, standard insurers may aggressively write specialty coverages that they would not write in more favorable markets and carriers that normally are focused on larger risks may begin to market to the medium and small risks which are the focus of our business.

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

Additionally, we differentiate ourselves from our program competitors primarily in two ways. First, we typically require the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered, which are secured with collateral. Our Bermuda segregated account captive, American Safety Assurance, or our Vermont sponsored captive, American Safety Assurance (VT), can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us. We earn fee income in addition to assuming underwriting risk on the specialty program business that we write.

Rating

On February 21, 2012, A.M. Best, the most widely recognized insurance and reinsurance company rating agency, affirmed its rating of “A” (Excellent) with a stable outlook on a group basis of our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is the third highest of sixteen ratings assigned by A.M. Best and is granted to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

Distribution

The Company has over 500 licensed brokers and conducts business in 49 states on an admitted and surplus lines basis. In the United States, ASI is dedicated to the wholesale distribution channel with the exception of Surety & ART Specialty Programs. Surety distributes its products through specialty agents and brokers and ART Specialty Programs distributes its products through a limited number of Program Administrators, reinsurance intermediaries or specialized brokers. Finally, our fully funded products are marketed through a limited number of retail brokers, particularly those with a sophisticated understanding of the ART market. Also, there are a limited number of products where solicitation is performed by dedicated business development professionals employed by ASI Services, Inc. The Company’s Bermuda assumed reinsurance subsidiary distributes our products through established reinsurance brokers in Bermuda, the United States and the United Kingdom (Lloyds of London). As of December 31, 2011, the Company has no individual producers that generate greater than 10% of gross written premiums.

Technology

We utilize information processing systems that are an integral part of our operations. We seek to improve the efficiency of our operations by integrating data throughout the organization and by moving data entry functions closer to the source of the information by providing the producers of our environmental line access to our systems via the Internet. We also have integrated software packages that address underwriting, claims and forms processing functions and are a secure collection of primary data. Our information technology department consists of twenty-five full-time employees and is supported by third-party vendors who provide support for our existing technology platform. We currently are engaged in a technology upgrade of our underwriting systems with the goal of consolidating submission clearing, rating, quoting, binding and policy delivery for our E&S producers. This upgrade has been completed for the Casualty Risk, Excess, and Healthcare lines and has already allowed us to reduce product development time, consolidate underwriting systems, and improve processing time. Ultimately, we believe the investment in a new underwriting system will provide:

•	reduced product development time;

•	improved processing time for rating, quoting and binding;

•	the ability to leverage the infrastructure to process more business;

•	flexibility to modify existing products more efficiently;

•	expedite new products to the market; and

•	improved data for business intelligence and analytics.

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

Most of our product line managers have approximately ten to fifteen years of underwriting experience and in excess of ten years of underwriting experience in the specialty areas we target. We differentiate ourselves from other companies by individually underwriting and pricing each risk, as opposed to the general classification pricing practices which are often performed by larger insurance companies. We seek to instill a culture of underwriting profitability over premium volume and our underwriters’ incentive compensation is based on profitability rather than premium growth. We also enforce an internal quality control standard through periodic audits of underwriter files.

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

Alternative Risk Transfer

In our specialty programs, we outsource the underwriting and policy administration duties to third-party program managers with established underwriting expertise in the particular specialty program area. Prior to entering into a program, we perform detailed reviews of underwriting, pricing practices, claims handling, management expertise, information systems and distribution networks. Based on the results of these reviews, specific underwriting guidelines are developed for each program and must be adhered to by program managers. We also perform an actuarial analysis on each program in an effort to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager. Claims handling for these programs are either performed by our internal claims professionals or through third-party administrators. After a program is implemented, we utilize our internal underwriting, claims, and audit personnel to conduct audits of the program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established underwriting guidelines and to update our assessment of the long-term profit potential of the program.

Assumed Reinsurance

American Safety Reinsurance has a professional staff in Bermuda that includes experienced actuaries and underwriters who selectively underwrite third-party assumed reinsurance business. The Bermuda staff conducts a review of each reinsurance submission to determine if it meets the Company’s underwriting and profitability standards. The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business and an actuarial analysis of potential loss experience. Terms are then proposed on opportunities that meet our underwriting standards. The Bermuda staff also utilizes third parties to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

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

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our alternative risk transfer division, specifically with respect to program business. We use our internal claims personnel as well as third-party administrators (TPAs) to handle the majority of the claims arising from policies written in our alternative risk transfer division, specifically program business. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will manage the claims for the program. By utilizing TPAs, we gain access to the required claims handling expertise in the unique business lines underwritten. Our selected TPAs undergo a pre-qualification process and are regularly audited. We select TPAs with claims personnel experienced in handling claims for the types of risks typical of the specific specialty program or fully funded account.

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

Assumed Reinsurance

Reinsurers rely on the ceding company to manage claims and losses are ceded to the reinsurer in accordance with the coverage terms. We monitor ceded losses to ensure that they are ceded properly under the reinsurance agreement and, when appropriate, utilize outside services if there are coverage disputes or if losses are not consistent with the terms of the agreement. Claim audits are performed by third parties on an as-needed basis.

Ceded Reinsurance

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining greater underwriting capacity, to protect against catastrophic loss and to enter or withdraw from a line of business. Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount) or through a facultative (involving individual specific risk) reinsurance agreement.

Our Reinsurance protection is summarized as follows:

Casualty Reinsurance

General Liability and Programs — $500,000 excess of a $500,000 net retention, with varying portions of the risk ceded to the reinsurers and covering construction and non-construction, programs, and the general liability portion of package business lines.

General Liability — $4.0 million excess of $1.0 million for the general liability contracts, with 80% of the risk ceded to the reinsurers and covering construction, non-construction, environmental, specialty programs and casualty portion of package business lines.

All Lines — $6.0 million excess of $5.0 million with 100% of the risk ceded to the reinsurers and covering the construction, non-construction, environmental, specialty programs, casualty portion of package business lines and limits in excess of $5.0 million written in the umbrella and excess lines.

Excess — $5.0 million quota share placed on a cessions basis for umbrella and excess business with 80% of the risk ceded to the reinsurers.

Property Reinsurance

For core and program property business lines and reinstatement provisions, the agreement covers $1.5 million excess of $500,000 and $3.0 million excess of $2.0 million, both with 100% of the risk ceded to the reinsurers subject to certain recovery limitations associated with any one occurrence. For core property coverage above $5.0 million, our U.S. insurance subsidiaries have purchased a semi-automatic facultative facility.

Surety Reinsurance

The agreement covers 95% of risk for $1.0 million excess of $1.0 million, $2.0 million excess of $2.0 million, $3.5 million excess of $4.0 million and $5.0 million excess of $7.5 million, and is subject to certain limitations and reinstatements. The surety agreement provides coverage for both core surety and surety specialty program business lines.

Professional Liability

The agreement covers $5.0 million quota share 55% placed on a cessions basis for directors and officers, and miscellaneous professional liability risks. The professional liability agreement provides coverage for both primary and excess business.

For the year ended December 31, 2011, we ceded $57.9 million of premium (19.4% of gross premiums written) to unaffiliated third-party reinsurers, as compared to $54.3 million of premium (19.6% of gross premiums written) in 2010. Ceded reinsurance premiums from the specialty programs business line were 45.8% of the 2011 amount and 48.6% of the 2010 amount.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure. We have written reinsurance security procedures that establish financial guidelines for reinsurance companies prior to reinsuring business we write. Among these guidelines is a stipulation that reinsurance companies have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to fall below our stated requirements. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million. We have also established an internal reinsurance security committee, including members of senior management, which meets to discuss and monitor our reinsurance coverage and the financial security of our reinsurers.

To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts generally stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account. Collateral may also include our retention of amounts that we owe reinsurers for premium in the ordinary course of business. The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
Reinsurers	A.M. Best Rating (1)	Total Recoverables(2) at December 31, 2011	Collateral at December 31, 2011	Net Exposure at December 31, 2011

CastlePoint National Insurance(3)	A-	$30,729	$30,729	$—
Partner Reinsurance Co. of US	A+	16,014	8	16,006
QBE Reinsurance Corporation	A	14,468	—	14,468
Roundstone Insurance, Ltd.	NR	12,168	11,342	826
Berkley Insurance Company.	A+	11,663	—	11,663
National America Insurance Company(4)	B++	9,923	9,923	—
Munich Reinsurance America, Inc.	A+	7,812	—	7,812
Sirius America Insurance Company.	A	7,642	—	7,642
Aspen Insurance UK	A	7,022	—	7,022
Swiss Reinsurance America Corporation	A+	6,966	—	6,966
Other, net		77,292	26,470	50,822

Total reinsurance recoverables		201,699	78,472	123,227
Less valuation allowance		(5,007)	—	(5,007)

Net reinsurance recoverables		$196,692	$78,472	$118,220

(1)	The A.M. Best rating is as of February 13, 2012.

(2)	Total recoverables includes ceded recoverable amounts for paid loss and expenses, case and expense reserves, incurred but not reported reserves and ceded unearned premium.

(3)	The Company has additional collateral of $27.7 million relative to this program, which is 100% fronted, but for illustrative purposes, presents it as fully collateralized.

(4)	The Company has additional collateral of $2.7 million relative to this program, which is 100% fronted but for illustrative purposes, presents it as fully collateralized.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Written Premiums

The following table sets forth our gross written premiums and percentage of total gross written premiums by division for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
E & S	$155,534	52.1%	$138,166	49.8%	$116,968	46.1%
Alternative Risk Transfer	83,820	28.1	88,784	32.0	103,155	40.7
Assumed Reinsurance	59,192	19.8	50,618	18.2	33,397	13.2
Runoff	(1)	—	(7)	—	(1)	—

Total	$298,545	100.0%	$277,561	100.0%	$253,519	100.0%

Net Written Premiums

The following table sets forth our net written premiums and the percentage of total net written premiums by division for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
E & S	$125,107	52.0%	$114,223	51.2%	$89,517	54.3%
Alternative Risk Transfer	57,329	23.8	62,366	27.9	39,036	23.7
Assumed Reinsurance	58,183	24.2	46,658	20.9	36,247	22.0
Runoff	(1)	—	(7)	—	(91)	—

Total	$240,618	100.0%	$223,240	100.0%	$164,709	100.0%

Combined Ratio

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses. Underwriting results are considered profitable when the combined ratio is less than 100%. On a Generally Accepted Accounting Principles (GAAP) basis, the combined ratio is determined by adding losses and loss adjustment expenses, acquisition expenses and other underwriting expenses, less fee income, and dividing the sum of those numbers by net earned premiums. Our combined ratio was 112.0% in 2011, 100.3% in 2010, and 99.4% in 2009. See “Management’s Discussion and Analysis” for further explanation.

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

All of the methods used, as described above, are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are generally based on industry data with supplemental consideration given to our experience as deemed warranted. Industry data is also relied upon as part of the actuarial analysis, and is used to provide the basis for the analysis on newer business lines. Provisions for inflation are implicitly considered in the reserving process. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve estimations are reviewed regularly by management and periodically by regulators. Our in-house actuarial department reviews the reserve adequacy of our major lines on a quarterly basis and conducts a full review on an annual basis. In addition, an independent third-party actuarial firm annually performs a full actuarial analysis, assessing the adequacy of statutory reserves established by management. A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. Statutory reserves are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

The net carried reserves at December 31, 2011, 2010 and 2009 were as follows (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
	2011		2010		2009
E & S	$301,779	59.6%	$300,908	66.4%	$291,741	69.4%
Alternative Risk Transfer	92,683	18.3	69,884	15.4	63,175	15.0
Assumed Reinsurance	102,887	20.1	72,506	16.0	53,183	12.7
Runoff	9,585	2.0	9,753	2.2	12,265	2.9

TOTAL	$506,934	100.0%	$453,051	100.0%	$420,364	100.0%

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses to reserve liability balances on a GAAP basis for the years indicated:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Gross reserves, beginning of year	$649,641	$616,444	$586,647
Ceded reserves, beginning of year	196,590	196,080	193,338

Net reserves, beginning of year	453,051	420,364	393,309

Incurred related to:
Current accident year	155,998	119,939	102,163
Prior accident years	13,369	356	(4,517)

Total incurred	169,367	120,295	97,646

Claim payments related to:
Current accident year	22,454	13,302	5,980
Prior accident years	93,030	74,306	64,611

Total claim payments	115,484	87,608	70,591

Net reserves, end of year	506,934	453,051	420,364
Ceded reserves, end of year	173,267	196,590	196,080

Gross reserves, end of year	$680,201	$649,641	$616,444

The net prior year reserve development for 2011, 2010 and 2009, occurred in the following business lines:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
(Favorable) Unfavorable
E & S	$(10,209)	$(2,397)	$(12,610)
Alternative Risk Transfer	12,120	2,666	1,554
Assumed Reinsurance	9,437	1,448	5,679
Runoff	2,021	(1,361)	860

Total	$13,369	$356	$(4,517)

The $10.2 million of net favorable development in the E&S division in 2011 was driven by $14.0 million in favorable development in the construction business (not construction defect) partially offset by unfavorable development in the other lines. Prior year unfavorable loss development in the ART division of $12.1 million is primarily driven by one program terminated in 2011. The $9.4 million of prior year unfavorable loss development in the Assumed Reinsurance division is primarily associated with one professional liability contract that was non-renewed in 2010. The $2.4 million of favorable development in the E&S division in 2010 resulted from $9.9 million of favorable development in the construction product (not construction defect) that was partially offset by unfavorable development in the environmental, property, and healthcare products. The $2.7 million of unfavorable development in the ART division was in 2010 attributable primarily to professional liability and habitational products while the assumed reinsurance adverse development related primarily to two professional liability treaties.

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

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 2001 through 2011. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx	xxxxx
	Years Ended December 31, (1)
	(dollars in thousands)
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011

Gross reserves	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641	$680,201
Re-estimated at 12/31/11	298,117	369,512	432,708	470,777	484,980	476,324	502,530	548,800	600,489	662,973
Cumulative (deficiency) redundancy on gross reserves	(160,726)	(190,348)	(202,604)	(149,739)	(91,487)	(36,651)	2,249	37,847	15,955	(13,332)
Ceded reserves	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590	173,267
Re-estimated at 12/31/11	185,918	200,913	226,388	225,649	225,799	187,758	190,744	171,582	181,882	196,553
Cumulative (deficiency) redundancy on ceded reserves	(96,261)	(91,370)	(111,327)	(88,651)	(66,284)	(26,612)	(15,263)	21,756	14,198	37
Net reserves for unpaid losses and loss adjustment expenses	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051	506,934
Net Reserves re-estimated at December 31:
1 year later	49,469	74,857	129,445	186,646	236,576	280,739	334,692	388,792	420,720	466,420
2 years later	53,912	93,943	144,083	193,597	251,775	288,812	328,322	390,360	418,607
3 years later	67,072	106,264	148,386	216,849	252,806	279,129	327,915	377,218
4 years later	75,899	109,016	171,037	219,644	243,904	272,931	311,786
5 years later	78,072	136,423	175,485	212,818	244,758	288,565
6 years later	89,762	140,726	171,019	225,127	259,181
7 years later	93,617	138,820	190,331	245,128
8 years later	93,635	153,036	206,320
9 years later	106,483	168,599
10 years later	112,199
Cumulative (deficiency) redundancy on net reserves	(64,465)	(98,978)	(91,277)	(61,088)	(25,203)	(10,038)	17,512	16,091	1,757	(13,369)

Cumulative amount of net liability paid through December 31:
1 year later	15,406	17,873	21,939	31,967	41,821	36,406	45,125	64,611	74,306	93,030
2 years later	28,577	35,642	48,426	70,241	74,163	76,794	88,746	122,318	143,836
3 years later	38,290	55,094	77,685	96,786	106,874	112,550	131,736	178,373
4 years later	47,756	72,668	94,761	122,570	134,061	144,690	170,354
5 years later	56,123	83,599	112,380	144,174	158,317	170,977
6 years later	60,193	97,479	128,397	164,612	177,271
7 years later	68,862	110,465	142,341	181,801
8 years later	75,902	121,271	156,408
9 years later	82,483	130,577
10 years later	85,398

Net reserves December 31	47,734	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051	506,934
Ceded Reserves	89,657	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590	173,267

Gross Reserves	$137,391	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641	$680,201

(1)	Years ended December 31, 2001 through 2011, include the consolidated values of American Safety RRG, our non-subsidiary affiliate.

The cumulative (deficiency) redundancy is driven by the following:

1.	Accident years 2002 and prior developed adversely by approximately $103.4 million and relates to surety, environmental, construction and runoff lines of business.

2.	Accident years 2003 through 2007 developed favorably by approximately $89.4 million primarily driven by the general liability portion of the construction line of business.

3.	Accident years 2008 and 2010 developed adversely by approximately $32.1 million primarily driven by:

•	ART: $15.1 million due to a hospitality program that was canceled in 2011;

•	Assumed Re: $8.7 million due to two professional liability treaties and one medical malpractice treaty that were non-renewed;

•	E&S: $4.7 million due primarily to the Healthcare product.

Investments

The Company’s investment portfolio is managed for the preservation of principal, with due consideration for income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by two independent, nationally recognized investment management companies pursuant to the investment policies and guidelines established by management and approved by our Board of Directors. In addition, during 2011 we hired an investment consultant to assist in assessing the sector allocation of the investment portfolio and revised our allocations to certain sectors of fixed income securities. We have investment policies which limit the maximum duration and set target levels for the average duration of the entire portfolio. The duration target for our investment portfolio takes into account the need to manage the portfolio to produce cash flow to fund operational needs while allowing flexibility to manage our assets. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any asset class. The guidelines further limit the amount that may be invested by issuer credit rating. Additionally, we use specific criteria to judge the credit quality of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities, asset and mortgage-backed securities, commercial mortgage-backed securities, and high quality marketable corporate securities which are rated investment grade or better. We also invest in common and preferred securities that represented 3.0% of our year-end shareholders’ equity.

At December 31, 2011 and 2010, the fair value of our cash and invested assets totaled approximately $926.6 million and $856.8 million, respectively, and were classified as follows:

	September 30,	September 30,	September 30,
Type of Investment	Fair Value at December 31, 2011	Amortized Cost At December 31, 2011	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$100,898	$100,898	11.6%
Fixed maturity securities:
U.S. Government Securities	63,090	58,814	6.7
States of the U.S. and political subdivisions of the states	32,257	27,676	3.2
Corporate securities	326,926	298,452	34.2
Mortgage-backed securities	270,811	257,864	29.6
Commercial mortgage-backed securities	63,961	60,198	6.9
Asset-backed securities	58,954	58,437	6.7

Subtotal	815,999	761,441	87.3
Common and preferred stocks	9,683	9,715	1.1

Total	$926,580	$872,054	100.0%

	September 30,	September 30,	September 30,
Type of Investment	Fair Value At December 31, 2010	Amortized Cost At December 31, 2010	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$98,514	$98,514	12.1%
Fixed maturity securities:
U.S. Government Securities	73,774	70,796	8.7
States of the U.S. and political subdivisions of the states	24,026	23,463	2.9
Corporate securities	339,559	314,995	38.7
Mortgage-backed securities	242,719	234,137	28.8
Commercial mortgage-backed securities	35,561	29,123	3.6
Asset-backed securities	34,611	33,884	4.2

Subtotal	750,250	706,398	86.9
Common and preferred stocks	7,993	7,871	1.0

Total	$856,757	$812,783	100.0%

The fair value of our fixed maturity securities portfolio (excluding cash and short-term investments), classified by rating, as of December 31, 2011 and 2010, were as follows:

	September 30,	September 30,	September 30,
S&P/Moody’s Rating	Fair Value at December 31, 2011	Amortized Cost at December 31, 2011	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $24,065)	$84,284	$78,624	10.3%
AA/Aa	375,495	355,310	46.0
A/A	252,770	231,463	31.0
BBB/Baa	102,925	95,507	12.6
Less than BBB/Baa (1)	525	537	0.1

Total	$815,999	$761,441	100.0%

	September 30,	September 30,	September 30,
S&P/Moody’s Rating	Fair Value at December 31, 2010	Amortized Cost at December 31, 2010	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $29,021)	$400,430	$381,583	53.4%
AA/Aa	37,720	35,056	5.0
A/A	237,910	219,526	31.7
BBB/Baa	74,111	70,157	9.9
Less than BBB/Baa (1)	79	76	—

Total	$750,250	$706,398	100.0%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2011, virtually all portfolios of our U.S. insurance subsidiaries were invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The maturity distribution of our fixed maturity portfolio (excluding cash and short-term investments), as of December 31, 2011, based on stated maturity dates with no prepayment assumptions, was as follows:

	September 30,	September 30,
Maturity	Fair Value	Amortized Cost
	(dollars in thousands)
Due in one year or less	$24,896	$24,561
Due from one to five years	114,510	108,544
Due from five to ten years	186,803	172,067
Due after ten years	96,064	79,770
Mortgage and asset-backed securities	393,726	376,499

Total	$815,999	$761,441

Our mortgage and asset-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans. As of December 31, 2011, 99.8% of our mortgage-backed securities are fixed income securities issued by FNMA, FHLMA or GNMA and are therefore explicitly guaranteed (GNMA) by the U.S. government or implicitly guaranteed (FNMA/FHLMA) by the U.S. government.

Our Non-Subsidiary Affiliate

The Risk Retention Act of 1986 (the “Risk Retention Act”) allowed companies with specialized liability insurance needs that could not be met in the standard insurance market to create a new type of insurance vehicle called a risk retention group. We assisted in the formation of American Safety RRG in 1988 in order to establish a U.S. insurance company to market and underwrite specialty environmental coverages. The advantage of writing policies through a risk retention group is that it is permitted to write policies in all fifty states without having to be specifically authorized to do so in each state.

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

Insurance Services

Our subsidiary, American Safety Insurance Services, Inc. (AS Insurance Services), provides a number of services to our U.S. insurance subsidiaries and American Safety RRG. These services include:

•	business development services for developing new producer relations and new business opportunities;

•	program management services for the overall management and administration of a program;

•	underwriting services for evaluating individual risks or classes of risk;

•	reinsurance services for placing reinsurance for a program; and

•	policy and endorsement issuance and policy administration.

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

Our subsidiary, ASAS, provides other services to our U.S. insurance subsidiaries, to American Safety RRG and to our Bermuda insurance subsidiaries, including:

•	legal services;

•	accounting, actuarial and finance services;

•	human resources services; and

•	marketing services for designing and placing advertisements and other marketing materials, as well as marketing insurance programs to producers.

Our subsidiary, American Safety Claims Services, Inc. (ASCS) provides claims administration services for the handling of claims, and the supervision of claims adjusters and TPAs and payment of claims to our U.S. insurance subsidiaries and American Safety RRG.

Regulatory Environment

Insurance Regulation Generally

Our insurance operations are subject to regulation under applicable insurance statutes of the jurisdictions or states in which each subsidiary is domiciled and writes insurance. Insurance regulations are intended to provide safeguards for policyholders rather than to protect shareholders of insurance companies or their holding companies.

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty, American Safety Indemnity and American Safety Assurance (Vermont) are all subject to examination by state regulatory examiners generally every three years. A state regulatory examination for American Safety Casualty and American Safety Indemnity by the Oklahoma Department of Insurance was concluded on June 11, 2011, and a report covering the two-year period ended December 31, 2009, was issued showing no material findings. The Vermont Department of Insurance conducted an examination on the three-year period ended December 31, 2008, on American Safety RRG and a report was issued having no material findings. American Safety Assurance (VT) was formed in 2008 and therefore will be subject to examinations in the future.

Although the federal government does not directly regulate the business of insurance in the U.S., Federal initiatives often affect the insurance business in a variety of ways. The insurance regulatory structure has also been subject to scrutiny in recent years by the NAIC, federal and state legislative bodies and state regulatory authorities. Various new regulatory standards have been adopted and proposed in recent years. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The statutory surplus is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP. The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain reinsurance recoverables.

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

Bermuda has adopted the Bermuda Solvency Capital Requirement (the “BSCR”) model, which is a risk based capital model introduced by the Bermuda Monetary Authority (the “BMA”). The BSCR measures risk and determines enhanced capital requirements and a target capital level. As a Class 3 reinsurer, ASRe is not currently subject to the requirements of the BSCR. Any change in ASRe’s classification as a Class 3 Reinsurer would subject ASRe to the enhanced capital requirements of the BSCR.

All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct which establishes duties, requirements and standards to be complied with under the Bermuda Act. Failure to comply with these requirements is a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Bermuda Act. Our Bermuda subsidiaries are in compliance as of December 31, 2011.

Neither American Safety Insurance Holdings, Ltd., ASRe, nor American Safety Assurance, Ltd., is registered or licensed as an insurance company, nor do they conduct any business in any state or jurisdiction in the U.S.

U.S. Regulation

As a Bermuda insurance holding company, we do not conduct business in the U.S. Our four U.S. insurance subsidiaries’ operations and the operations of our non-subsidiary affiliate are subject to state regulation where each is domiciled. In addition, our U.S. insurance subsidiaries are subject to varying degrees of state regulation where each writes insurance.

We acquired American Safety Casualty, a U.S. property and casualty insurance company domiciled in Delaware, in 1993. During 2007, American Safety Casualty was re-domesticated from Delaware to Oklahoma. American Safety Casualty is licensed as a property and casualty insurer in 48 states and the District of Columbia. American Safety Casualty is subject to regulation and examination by the Oklahoma Insurance Department and the other states in which it is an admitted insurer. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as result of our ownership of American Safety Casualty. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department. Because of the volume of premium written in California, American Safety Casualty is deemed, for purposes of California law, to be domiciled in California, which places similar additional restrictions on its operations.

American Safety Casualty, as a licensed insurer, is subject to state regulation of rates and policy forms in the various states in which its direct premiums are written. Under these regulations, a licensed insurer may be required to file and obtain prior approval of its policy form and the rates that are charged to insureds. American Safety Casualty is also required to participate in state insolvency funds which are designed to protect insurers that become unable to pay claims due to an insurer’s insolvency. Assessments made against insurers participating in these funds are usually based on gross written premiums in the state by a participating insurer, as a percentage of total gross written premiums in the state by all participating insurers.

We acquired American Safety Indemnity, a U.S. excess and surplus lines insurance company domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an excess and surplus lines insurer in 49 states and the District of Columbia. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

Because American Safety Indemnity is an excess and surplus lines insurer, its premium rates are not filed and approved with the various state insurance departments, but certain requirements regarding the types of insurance written by excess and surplus lines insurers must still be met. Generally, excess and surplus lines insurers may only write coverage that is not available in the admitted or standard market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with excess and surplus lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if admitted insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be approved to write the type of insurance in the states where its surplus business lines insurance is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

We acquired Victore, a U.S. surety company domiciled in Oklahoma in 2009. Victore was licensed as a property and casualty insurer in Oklahoma and was subject to regulation and examination by the Oklahoma Department of Insurance. Effective August 1, 2011, Victore was merged into American Safety Casualty Insurance Company.

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

American Safety Casualty, American Safety Indemnity, and American Safety RRG are required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention.

American Safety Assurance (Vermont), Inc. (ASA VT) is a licensed Vermont sponsored captive insurance company formed in December 2008. ASA VT is subject to regulation and to examination by the Vermont Department of Banking, Insurance, Securities & Health Care Administration. Standard Vermont regulatory requirements applicable to traditional insurers generally are not applicable to captive insurers, but applicable Vermont captive laws do limit the type of entity that may act as a sponsor, limit a participant to insuring its risks only through the segregated or protected cell and require that a participant’s assets and liabilities be maintained in a segregated or protected cell separate from the experience of other cells and from the assets of the sponsored captive’s general account. Vermont regulators evaluate the financial condition of the Company and of each segregated cell.

ASA VT, as a sponsored captive insurer, makes insurance available to a broad range of liability, property and casualty risks and allows the ceding of a portion of those risks to another American Safety Insurance affiliate. The use of the protected cell may be more desirable than a traditional captive insurance company due to the ability to limit exposure primarily to a segregated cell covering risk for a specific insured or group of related insureds or specialty books of business.

Employees

At December 31, 2011, we employed 204 persons, none of whom were represented by a labor union.

Item 1A. Risk Factors

Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

On February 21, 2012, A.M. Best, the most widely recognized insurance company rating agency, affirmed its rating of “A” (Excellent) on a group basis of our U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A. M. Best also affirmed the rating outlook of stable. An “A” (Excellent) rating is the third highest of sixteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

We draft the terms and conditions of our excess and surplus lines policies to manage our exposure to expanding theories of legal liability in business lines such as asbestos abatement, construction defect, environmental and professional liability. Many of the policies we issue include exclusions or other conditions that define and limit coverage. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought against our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations particularly with respect to evolving business lines such as construction defect. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The risks we underwrite are concentrated in relatively few industries.

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. As a result of our diversification efforts, for the year ended December 31, 2011, approximately 25.2% of our gross written premiums were written in these two industries compared to 25.5% for 2010. Our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in-house actuarial staff reviews the reserves of our selected lines on a quarterly basis and conducts a full actuarial analysis annually. In addition, an independent third-party actuarial firm performs an actuarial analysis annually, which includes assessing the adequacy of loss and loss adjustment expense reserves.

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

If we are unable to obtain reinsurance on favorable terms, our ability to write new business could be adversely affected.

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

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2011, was $196.7 million (which includes ceded unearned premiums), or 58.7% of equity. Of this amount, $78.5 million, or approximately 39.9% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound. We have reinsurance security procedures that establish financial requirements for reinsurance companies prior to reinsuring business we write. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance unless sufficient collateral has been provided at the time we enter into the reinsurance agreement. We have also established an internal reinsurance security committee, including members of senior management, which meets quarterly to discuss and approve reinsurance security and evaluate reinsurance recoverables. To protect against our reinsurers’ potential inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

As of December 31, 2011, we had exposure to our reinsurers of $196.7 million, consisting of reinsurance recoverables on unpaid losses, reinsurance recoverables on paid losses and unearned premiums. Our net exposure (after collateral) to our reinsurers totaled $118.2 million as of December 31, 2011. Included are balances from reinsurance counterparties that may no longer carry a financial strength rating and therefore could present a higher default risk. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely affected. As of December 31, 2011, our largest net exposure to any one reinsurer was approximately $16.0 million from Partner Reinsurance Company which is rated A+ by A. M. Best Company.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 500 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of December 31, 2011, the Company has no individual producers that generate greater than 10% of gross written premiums.

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

Adverse economic factors including recession, inflation, periods of high unemployment or lower economic activity could result in the Company selling fewer policies than expected and/or an increase in premium defaults and/or claim activity which, in turn, could affect the Company’s growth and profitability.

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

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of the year ended December 31, 2011, the fair value of our investment portfolio was $883.1 million and net investment income derived from these assets was $31.3 million. We also incurred net realized gains of $11.0 million in 2011. Our investment portfolio is subject to various risks, including:

•

credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that our invested assets or investment income may decrease due to changes in interest rates;

•	pricing risk, which is the risk that we will incur economic loss due to a decline in pricing;

•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities;

•	liquidity risk, which is the risk that our invested assets cannot be sold due to market conditions or the nature of the security;

•	industry sector concentration risk, which is the risk that our invested assets are concentrated in a small number of investment sectors;

•

mortgage-backed securities, which may have exposure to sub-prime mortgages although the majority of mortgage-backed securities in the Company’s portfolio are issued by Fannie Mae, Freddie Mac or Ginnie Mae; and

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

Our investment portfolio is managed by independent, nationally recognized investment management firms, in accordance with detailed investment policies and guidelines established by management and approved by the Board of Directors, that stress preservation of principal with due consideration for income targets and the Company’s overall asset/liability strategy. If our investment portfolios are not appropriately matched with the respective insurance and reinsurance liabilities, we may be forced to liquidate investments prior to their maturity at a significant loss in order to fund these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business. For more information about our investment portfolio, see “Business-Investments.”

We rely upon the successful and uninterrupted functioning of our information technology, information processing and telecommunication systems.

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems. We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments, and facilitate premium collections and policy cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology, information processing and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for this service exceeds capacity or if the third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. There can be no guarantee that these systems can effectively support our continued growth. Additionally, some of our systems are not fully redundant, and our disaster recovery planning may not account for eventualities which could adversely affect our business. Our current technology initiatives may not provide us with the ability to leverage fixed costs as much as anticipated which could affect our financial results.

We are subject to risks related to litigation.

From time to time, we are subject to lawsuits and other claims arising out of our insurance, reinsurance and former real estate operations. We have responded to the lawsuits we face and, although the outcome of these lawsuits cannot be predicted, we believe that there are meritorious defenses and intend to vigorously contest these claims. Adverse judgments in one or more of these lawsuits could require us to change aspects of our operations in addition to paying significant damage amounts. In addition, the expenses related to these lawsuits may be significant. Lawsuits can have a material adverse effect on our business and operating results, particularly where we have not established an accrual or a sufficient accrual for damages, settlements or expenses. For information on the material litigation in which we are involved, see “Item 3—Legal Proceedings.”

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

If the RPII of American Safety Re or American Safety Assurance were to equal or exceed 20% of its gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of American Safety Re or American Safety Assurance, then a U.S. person who owns any Common Shares (directly or indirectly through foreign entities) on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person’s pro rata share of that company’s RPII for the entire taxable year, determined as if that RPII were distributed proportionately only to U.S. persons at that date regardless of whether that income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. Neither American Safety Re nor American Safety Assurance expects gross RPII to equal or exceed 20% of its gross income for 2011 or subsequent years, and neither expects its direct or indirect insureds (including related persons) to directly or indirectly hold 20% or more of its voting power or value, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control. If these thresholds are met or exceeded, and if you are an affected U.S. person, your investment could be materially adversely affected. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department (the “Treasury Department”) in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any of those changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. persons who dispose of Common Shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gain, if any.

Section 1248 of the Internal Revenue Code of 1986, as amended (the “Code”) provides that if a U.S. person sells or exchanges stock of a foreign corporation and that person owned, directly, indirectly through certain foreign entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of that person’s share of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that person held the shares and while the corporation was a CFC (with certain adjustments). We believe that because of the dispersion of our Common Share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. shareholder, other than Fredrick C. Treadway or Treadway Associates, L.P., of American Safety Insurance should be treated as owning (directly, indirectly through foreign entities or constructively) 10% or more of the total voting power of American Safety Insurance. As a result, American Safety Insurance should not be a CFC and Section 1248 of the Code, as applicable under the general CFC rules, should not apply to dispositions of our shares. It is possible; however, that the IRS could challenge these provisions in our organizational documents and that a court could sustain that challenge. To the extent American Safety Insurance is a CFC, a 10% U.S. Shareholder may in certain circumstances be required to report a disposition of Common Shares by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs.

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

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002, and updated as of June 2004, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether these changes will subject us to additional taxes.

Risk Factors Relating to the Property and Casualty Insurance Industry

Our industry is exposed to catastrophic losses.

We are subject to claims arising out of catastrophes that may have a significant effect on the results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure through the underwriting process and the purchase of reinsurance protection, a catastrophe or series of catastrophes could have a material adverse impact on our results of operations and/or financial condition. We have exposure to catastrophe in all of our product divisions; including, but not limited to the following: in our E&S division, we underwrite property that is potentially exposed to catastrophe losses; through our assumed reinsurance division we are exposed to catastrophes (hurricane, earthquake, etc.) worldwide but have participated with a finite limit during the treaty period; our ART division’s dealer open lot program is catastrophe exposed and this risk has been reinsured subject to our net retention and aggregate limit.

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

Any changes in insurance laws and regulations could materially adversely affect our operating results. For example, the Dodd-Frank Act, enacted in July 2010, created the Federal Insurance Office (“FIO”) within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. We are unable to predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations. In addition, the National Association of Insurance Commissioners (the “NAIC”) is considering the adoption of all or part of Solvency II, including minimum capital requirements that could be in excess of our minimum capital requirements established by current state regulations. If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted. Solvency II is an EU legislative program to be implemented in all 27 Member States, including the UK. It introduces a new, harmonized EU-wide insurance regulatory regime. The legislation replaces 13 existing EU insurance directives. Bermuda has adopted the Bermuda Solvency Requirement (the “BSCR”) model, which is a risk based capital model introduced by the Bermuda Monetary Authority (the “BMA”). The BSCR measures risk and determines enhanced capital requirements and a target capital level. As a Class 3 reinsurer, ASRe is not currently subject to the requirements of the BCSR. Any change in ASRe’s classification as a Class 3 Reinsurer would subject ASRe to the enhanced capital requirements of the BSCR and could materially impact our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

Dividend Regulation. Like other insurance holding companies, American Safety Insurance relies on dividends from its insurance subsidiaries to be able to fulfill its financial obligations. The payment of dividends by these subsidiaries and other intercompany transactions are subject to regulatory restrictions and will depend on the surplus and earnings of these subsidiaries. As a result, insurance holding companies may not be able to receive dividends from their subsidiaries at times and in amounts sufficient to fulfill their other financial obligations. Additionally, as a Bermuda holding company, American Safety Insurance is subject to Bermuda regulatory constraints that will affect its ability to pay dividends on the Common Shares and to make other payments. Under the Companies Act 1981, of Bermuda (“the Companies Act”) an insurance holding company may declare or pay a dividend out of distributable reserves only if it has reasonable grounds to believe that it is, and would after the payment be, able to pay liabilities as they become due and if the realizable value of its assets would thereby not be less than the aggregate of its liabilities and issued share capital and share premium accounts. We do not anticipate paying cash dividends on the Common Shares in the near future.

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

None.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI.” As of March 1, 2012, there were approximately 639 holders of the Company’s common shares. The closing price on March 1, 2012, was $19.05.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

	September 30,	September 30,	September 30,
Fiscal Year Ended December 31, 2011	High	Low	Close
First Quarter	$21.95	$18.82	$21.43
Second Quarter	21.52	17.28	19.14
Third Quarter	20.10	16.97	18.40
Fourth Quarter	22.00	17.38	21.75

	September 30,	September 30,	September 30,
Fiscal Year Ended December 31, 2010	High	Low	Close
First Quarter	$16.81	$13.26	$16.59
Second Quarter	16.90	14.50	15.72
Third Quarter	16.65	15.11	16.34
Fourth Quarter	22.40	16.20	21.38

Dividends

The Company did not pay any cash dividends during fiscal years 2011 and 2010. Payment of cash dividends in the future will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

Repurchase of Common Stock

On March 2, 2010, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, as of December 31, 2011, the Company had completed the repurchase at a cost of approximately $9.6 million. On January 24, 2012, the Board of Directors authorized the repurchase of up to 500,000 shares of common stock. As of March 1, 2012, no shares have been purchased under this authorization.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31
	2011	2010	2009	2008	2007
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross written premiums	$298,545	$277,561	$253,519	$260,384	$218,370
Net written premiums	240,618	223,240	164,709	179,865	150,001
Net earned premiums	232,879	200,733	168,517	174,471	148,793
Fee income earned	3,309	4,631	5,448	2,632	2,145
Net investment income	31,338	32,138	30,554	29,591	30,268
Net realized gains (losses)	10,966	2,251	163	(14,348)	(311)
Total revenue	278,539	239,310	204,733	192,322	180,961
Losses and loss adjustment expenses incurred	169,367	120,295	97,646	110,146	91,184
Acquisition expenses	52,506	43,485	37,203	43,484	28,872
Other underwriting expenses	42,230	42,158	38,073	33,882	26,952
Real estate expenses	—	—	—	(2,747)	326

Earnings before income taxes	7,448	28,426	24,866	341	28,929
Net earnings attributable to American Safety Insurance Holdings, Ltd.	10,842	30,508	24,325	310	28,192
Net earnings per share:
Basic	$1.04	$2.96	$2.36	$0.03	$2.65
Diluted	$1.01	$2.87	$2.30	$0.03	$2.56
Common shares used in computing net basic earnings per share	10,394	10,303	10,308	10,459	10,648

Common shares and common share equivalents used in computing net diluted earnings per share	10,739	10,646	10,558	10,686	10,997

Balance Sheet Data (at end of period):

Total investments excluding real estate	$883,099	$818,450	$750,425	$673,739	$617,211
Total assets	1,286,532	1,221,253	1,147,660	1,026,364	934,009
Unpaid losses and loss adjustment expenses	680,201	649,641	616,444	586,647	504,779
Unearned premiums	135,059	128,981	124,189	122,259	111,459
Loans payable	39,183	39,183	36,328	38,932	38,646
Total liabilities	951,852	902,719	872,148	806,236	701,622
Total equity	334,680	318,534	275,512	220,128	232,387

GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	72.7%	59.9%	57.9%	63.1%	61.3%
Expense ratio (2)	39.3%	40.4%	41.5%	42.9%	36.1%
Combined ratio (3)	112.0%	100.3%	99.4%	106.0%	97.4%

Other Data:
Return on average shareholders’ equity (4)	0.0%	10.9%	10.8%	6.6%	13.5%
Debt to total capitalization ratio (5)	10.7%	11.1%	11.8%	15.2%	14.4%
Net written premiums to equity (6)	0.7X	0.7X	0.6X	0.8X	0.7X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net earned premiums.

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

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, auto dealers, real estate brokers, consultants, and restaurant and tavern owners. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle for which we generate fee income. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives. We provide this coverage on an excess of loss and, to a lesser extent, a quota share basis. We reinsure casualty business, which includes medical malpractice, general liability, commercial auto, professional liability and workers’ compensation. The assumed reinsurance division also participates in one property catastrophe treaty that provides a maximum of $15 million of coverage over the treaty period. The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes. Our subsidiary, American Safety Reinsurance, Ltd., focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business written include medical malpractice, general liability across multiple sectors, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of smaller treaties across multiple lines of business written on both an excess of loss and quota share basis.

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

The following information is presented on the basis of GAAP accepted in the United States of America and should be read in conjunction with “Business” and “Risk Factors,” and our consolidated financial statements and the related notes included elsewhere in this report. All amounts and percentages are rounded.

Consolidated Results of Operations

For the year ended December 31, 2011, we reported net earnings of $10.8 million or $1.01 per diluted share compared to 2010 net earnings of $30.5 million or $2.87 per diluted share. Net earnings for 2011 include pre-tax realized net gains from investments of $11.0 million and pre-tax net reserve strengthening of $33.6 million. Of the $33.6 million, $13.4 million relates to prior accident years and $20.2 million relates to current accident year losses that exceeded our expectations either due to catastrophes, weather events or reported losses being higher than expected. Net earnings for 2010 of $30.5 million include pre-tax net realized gains of $2.3 million and net loss reserve development of $0.4 million.

The following table sets forth the Company’s consolidated premium and total revenue information:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net earned premiums:
Excess and Surplus	$119,225	$102,907	$91,970
Alternative Risk Transfer	60,667	53,752	40,612
Assumed Reinsurance	52,988	44,081	36,026
Runoff	(1)	(7)	(91)

Total Net Earned Premiums	$232,879	$200,733	$168,517

Net investment income	31,338	32,138	30,554
Net realized gains	10,966	2,251	163
Fee Income	3,309	4,631	5,448
Other income (expense)	47	(443)	51

Total Revenues	$278,539	$239,310	$204,733

The following table sets forth the Company’s consolidated expenses:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses	$169,367	$120,295	$97,646
Acquisition expenses	52,506	43,485	37,203
Other underwriting expenses	42,230	42,158	38,073
Interest expense	1,444	2,677	3,193
Corporate and other expenses	2,262	2,826	3,375

Total expenses	$267,809	$211,441	$179,490

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Insurance operations:
Loss & loss adjustment expense ratio	72.7%	59.9%	57.9%
Expense ratio	39.3%	40.4%	41.5%

Combined ratio	112.0%	100.3%	99.4%

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Net Earned Premiums

Net earned premiums totaled $232.9 in 2011 compared to $200.7 million in 2010, an increase of 16.0%. E&S totaled $119.2 million, a 15.8% increase from $102.9 million the same period in 2010; ART increased to $57.3 million, a 12.9% increase over the 2010 period; Assumed Reinsurance totaled $53.0 million, a 20.2% increase from 2010. The increase in earned premium for the E&S lines division was due to increased production across all product lines but driven primarily by excess, professional liability, property, and healthcare product lines. The ART division’s increase in net earned premiums was due primarily to the growth in programs during 2010 and 2011. This growth included a dealer open lot program as well as hospitality programs, some of which have been non-renewed or moved to other carriers in 2012. As a result, 2012 net earned premiums for the ART division are expected to decrease. The Assumed Reinsurance division’s increase in net earned premiums was due to continued increased writings in targeted classes of business during 2010 and 2011.

Net Investment Income

Net investment income decreased 2.5% to $31.3 million for the year ended December 31, 2011, compared to $32.1 million for 2010 due to lower yields on increased average invested assets. Yield compression during 2011 impacted investment income as cash flow and portfolio maturities were reinvested at lower rates. Average invested assets increased to $850.8 million as of December 31, 2011, from $784.4 million as of December 31, 2010.

Net Realized Gains

Net realized gains for the period ended December 31, 2011, were $11.0 million as compared to $2.3 million in 2010. The Company sold fixed maturity securities with proceeds of $342.6 million and $191.5 million generating realized gains of $11.0 million and $2.0 million in 2011 and 2010, respectively.

Fee Income

Fee income earned decreased to $3.3 million for the year ended December 31, 2011, from $4.6 million in 2010 due to less opportunity in the risk transfer market and the sale of a wholly owned agency subsidiary in 2010.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $169.4 million, or 72.7%, of net earned premiums for the year ended December 31, 2011, compared to $120.3 million and 59.9% in 2010. 2011 results include $13.3 million of development to prior year loss reserves as shown below.

The table below sets forth the prior year reserve development for the years ended December 31, 2011 and 2010 (dollars in millions):

	September 30,	September 30,
	Years Ended December 31,
	2011	2010
(Favorable) Unfavorable
E & S	$(10.2)	$(2.4)
Alternative Risk Transfer	12.1	2.7
Reinsurance	9.4	1.5
Runoff	2.0	(1.4)

Total	$13.3	$0.4

The $10.2 million of favorable development in the E&S division was primarily attributable to construction business (not construction defect). The $12.1 million of unfavorable development in the ART division was attributable to one program terminated in 2011. The $9.4 million in development in the Reinsurance division was attributable to two contracts that have been non-renewed.

Also during 2011, the Company’s loss ratio included adjustments to the current accident year of $20.2 million. The ART division accounted for $11.5 million due to increased loss activity primarily in one program and assumed reinsurance accounted for $7.4 million due to catastrophes.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses increased to $52.5 million for the year ended December 31, 2011, as compared to $43.5 million for the same period of 2010. The increase year over year is the result of growth in gross written premiums in 2011 of $298.5 million as compared to $277.6 million in 2010. As a percentage of net earned premiums acquisition costs were constant for both years at approximately 22%.

Corporate and Other Underwriting Expenses

Corporate and other underwriting expenses were $44.5 million for the year ended December 31, 2011, compared to $45.0 million for the same 2010 period as lower salary and related costs were offset by higher technology costs.

Income taxes

The income tax benefit totaled $(3.4) million and $(2.1) million for the years ended December 31, 2011 and 2010, respectively. In 2010, $1.6 million of the remaining valuation allowance established in 2008 was reversed. Additionally, as shown below, a larger percentage of our earnings for 2011 and 2010 were generated in Bermuda. Also contributing to the tax benefit were losses incurred in primarily the ART division which are retained in the U.S.

The U.S. group is currently under an Internal Revenue Service examination for the period ended December 31, 2009. We do not expect any material financial statement impact as a result of the examination.

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below depicts the Company’s operations by geographic location for the years ended December 31, 2011 and 2010 (dollars in thousands):

	September 30,	September 30,	September 30,
December 31, 2011	U.S.	Bermuda	Total
Income Tax	$(3,394)	$—	$(3,394)
Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$(7,029)	$17,871	$10,842
Assets	$671,619	$614,913	$1,286,532
Equity	$106,688	$227,991	$334,680

	September 30,	September 30,	September 30,
December 31, 2010	U.S.	Bermuda	Total
Income Tax	$(2,082)	$—	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$918	$29,590	$30,508
Assets	$652,108	$569,145	$1,221,253
Equity	$99,372	$219,162	$318,534

Net Earnings attributable to American Safety Insurance Holdings, Ltd. Net earnings attributable to American Safety Insurance Holdings, Ltd., from Bermuda operations decreased to $17.9 million for the year ended December 31, 2011, compared to $29.6 million for 2010, due to loss reserve strengthening previously discussed and increased catastrophe losses during 2011. The U.S. operations net loss attributable to American Safety Insurance Holdings, Ltd., of $7.0 million for the year ended December 31, 2011, compared to earnings of $0.9 million for 2010.

Assets. Assets attributable to the Bermuda operations increased to $614.9 million at the end of 2011 compared to $569.1 million at the end of 2010. This increase is primarily due to cash flow from operations and increased market values of investments. Assets attributable to the U.S. operations at the end of 2011 increased to $671.6 million as compared to $652.1 million at the end of 2010 due primarily to increased market values of investments.

Equity. Equity in the Bermuda operations was $228.0 million at the end of 2011 compared to $219.2 million at the end of 2010. The increase is due to net earnings coupled with an increase in net unrealized gains associated with the investment portfolio. Equity of U.S. operations increased to $106.7 million at the end of 2011 from $99.4 million at December 31, 2010, due to net unrealized gains in the investment portfolio.

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

Net Earned Premiums

Net earned premiums totaled $200.7 in 2010 compared to $168.5 million in 2009, an increase of 19.1%. E&S totaled $102.9 million, an 11.8% increase from $92.0 million the same period in 2009; ART added $13.1 million, a 32.4% increase over the 2009 period; Assumed Reinsurance totaled $44.1 million, a 22.4% increase from 2009. The increase in earned premium for the E&S lines division was due to growth in product lines added since 2006 such as property, surety, excess and products liability, and professional liability. The Alternative Risk Transfer division’s increase in net earned premium was due primarily to the addition of a dealer open lot program. The Assumed Reinsurance division’s increase in net earned premium was due to continued penetration in targeted classes of business such as medical malpractice, professional liability, and general liability.

Fee Income

Fee income earned decreased to $4.6 million for the year ended December 31, 2010, compared to $5.4 million for 2009 due to less opportunity in the risk transfer market and the sale of a wholly owned agency subsidiary in 2010 that produced fee income during all of 2009.

Net Investment Income

Net investment income increased 5.2% to $32.1 million for the year ended December 31, 2010, compared to $30.6 million for 2009 due to increased average invested assets generated by operating cash flow of $59.6 million. Yield compression during 2010 impacted investment income as cash flow and portfolio maturities were reinvested at lower rates. Average invested assets increased to $784.4 million as of December 31, 2010, from $712.1 million as of December 31, 2009. The average pre-tax investment yield decreased to 4.1% for 2010 from 4.3% for 2009.

Net Realized Gains

Net realized gains for the period ended December 31, 2010, were $2.3 million as compared to $0.2 million in 2009.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $120.3 million, or 59.9%, of net earned premiums for the year ended December 31, 2010, compared to $97.6 million and 57.9% in 2009. 2010 results include $0.4 million of development to prior year loss reserves as shown below.

The table below sets forth the prior year reserve development for the years ended December 31, 2010 and 2009 (dollars in millions):

	September 30,	September 30,
	Years Ended December 31,
	2010	2009
(Favorable) Unfavorable
E & S	$(2.4)	$(12.6)
Alternative Risk Transfer	2.7	1.5
Assumed Reinsurance	1.5	5.7
Runoff	(1.4)	0.9

Total	$0.4	$(4.5)

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

Acquisition Expenses

Acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses increased to $43.5 million for the year ended December 31, 2010, as compared to $37.2 million for the same period of 2009, but, as a percentage of net earned premiums, decreased to 21.7% for the year ended December 31, 2010, compared to 22.1% for the same period of 2009. The dollar increase year over year is the result of growth in gross written premiums in 2010 as compared to 2009 while the percentage decrease is primarily attributable to reduced reinsurance costs and higher retentions.

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

Income taxes

Income tax expense totaled $(2.1) million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. In 2010, $1.6 million of the remaining valuation allowance established in 2008 was reversed. Additionally, as shown below, a larger percentage of our earnings for 2010 were generated in Bermuda.

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below depicts the Company’s operations by geographic location for the years ended December 31, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,
December 31, 2010	U.S.	Bermuda	Total
Income Tax	$(2,082)	$—	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$918	$29,590	$30,508
Assets	$652,108	$569,145	$1,221,253
Equity	$99,372	$219,162	$318,534

	September 30,	September 30,	September 30,
December 31, 2009	U.S.	Bermuda	Total
Income Tax	$541	$—	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$4,000	$20,325	$24,325
Assets	$602,629	$545,031	$1,147,660
Equity	$94,384	$181,128	$275,512

Net Earnings attributable to American Safety Insurance Holdings, Ltd. Net earnings attributable to American Safety Insurance Holdings, Ltd., from Bermuda operations increased to $29.6 million for the year ended December 31, 2010, compared to $20.3 million for 2009, due to improved loss ratios in the Bermuda operations. The U.S. operations net earnings attributable to American Safety Insurance Holdings, Ltd., of $0.9 million for the year ended December 31, 2010, compared to $4.0 million for 2009. In 2010, the U.S. operations incurred a $2.2 million charge related to reinsurance balances recoverable in addition to the loss reserve development in the ART division.

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

Equity. Equity in the Bermuda operations was $219.2 million at the end of 2010 compared to $181.1 million at the end of 2009. The increase is due to net earnings coupled with an increase in net unrealized gains associated with the investment portfolio. Equity of U.S. operations increased to $99.4 million at the end of 2010 from $94.4 million at December 31, 2009, primarily due to net unrealized gains in the investment portfolio and 2010 net earnings.

Fair Value Measurements

As management is ultimately responsible for determining the fair value measurements for all securities, we selectively validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate prices deemed not to be representative of fair value. Assets measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
As of December 31, 2011 Fair Value Measurements Using (dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturities	$24,065	$791,934	$—	$815,999
Equities securities	2,932	—	6,751	9,683
Short term investments	57,417	—	—	57,417

Total	$84,414	$791,934	$6,751	$883,099

	September 30,	September 30,
	Fair Value Measurements
	Using Significant
	Unobservable Inputs (Level 3) (dollars in thousands)
	Fixed Maturities	Equities
Level 3 Financial Instruments

Balance at December 31, 2010	$—	$5,082
Total gains (losses) (realized/unrealized):	—	—
Included in earnings	—	—
Included in other comprehensive income	—	(175)
Net purchases, sales & distributions	—	1,844
Net transfers in (out of) Level 3	—	—
Balance at December 31, 2011	$—	$6,751

Change in net unrealized losses relating to assets still held at reporting date	—	(175)

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

Net cash provided by operations was $61.9 million for the year ended December 31, 2011, and $59.6 million for the year ended December 31, 2010.

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

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2011, were:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Loans Payable	$39,183	$—	$—	$—	$39,183
Interest (1)	36,013	1,591	4,773	3,182	26,467
Operating leases	4,015	1,845	2,136	34	—
Gross loss reserves (2)	680,201	124,794	185,167	97,599	272,641

Total contractual Obligations	$759,412	$128,230	$192,076	$100,815	$338,291

(1)

The above table includes all interest payments through the expiration of debt instruments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying interest rates based on the current LIBOR rate plus the contractual spread for each capital trust, the interest rates were 4.7%, 4.5% and 4.0% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively as of December 31, 2011. These rates are used to calculate the variable interest rate obligations through maturity.

(2)

The above table includes the expected settlement of our gross loss reserves. The Company relies on reinsurance to reduce current risk exposures. The expected payout of gross loss reserves net of reinsurance recoverables is as follows: total $506.9 million; $93.0 million less than a year; $138.0 million 1-3 years, $72.7 million; 3-5 years and $203.2 million; more than 5 years. More information about our unpaid loss and loss adjustment expenses appears in Note 13 to our consolidated financial statements.

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

Investments. We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC-320-10-05, Accounting for Certain Investments in Debt and Equity Securities; and Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments; and related guidance. The identification of distressed investments and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

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

The OTTI is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes. The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense. The non-credit portion is recorded in a new category of other comprehensive income (“OCI”), net of applicable deferred taxes, separately from unrealized gains and losses on available-for-sale (“AFS”) securities.

We determine the fair values of certain financial instruments based on the fair value hierarchy established in Statement of Financial Accounting Standard 157, “Fair Value Measurements” (“ASC 820-10-15”). ASC 820-10-15 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1: quoted price (unadjusted) in active markets for identical assets.

Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumption about the assumptions that market participants would use in pricing an asset or liability.

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

Our Level 3 instruments include privately held equity securities. Fair value is based on internally developed criteria that use assumptions or other data that are not readily observable from objective sources.

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

At December 31, 2011, mortgage backed securities comprised 30.7% of the entire portfolio. As of December 31, 2011, 99.8% of our mortgage-backed securities are issued by agencies of the U.S. Government or government sponsored entities. The Company’s investment in corporate debt securities totaled $326.9 million, or 37.0% of the entire portfolio, with $149.2 million in the industrial sector, $110.3 million in the financial sector, $57.4 million in utilities and $10.0 million in other securities. U.S. Government securities were 2.8% of the total portfolio.

Reserves. Claims made policies provide coverage for claims that are incurred and reported during the policy period. Insurance policies and reinsurance treaties can be occurrence based and therefore may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. An actuarial analysis is performed annually to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary materially from the projections.

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

Short-tail business is generally characterized by the industry as business for which claims are received and settled within one year. Our total net reserves for short tail business as generally defined by the industry, as of December 31, 2011, were approximately 3.4% of total net reserves. In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Because the Company’s loss reserves are primarily comprised of long-tail business, current year ultimate losses are developed using mostly the expected loss ratio method. The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business. The expected loss ratio is determined based on the review of the projected ultimate loss ratios for similar risks from the prior years. At December 31, 2011, the carried loss and loss adjustment expense reserves for accident years prior to 2008 were determined largely based on the indications produced by the Bornhuetter-Ferguson method or loss development factor method because of the additional claims experience gained as the business line matures.

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

The carried gross loss reserves by division are as follows (in thousands of dollars):

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011
	Loss		Loss Adjustment Expenses		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$58,860	$189,825	$17,415	$100,996	$367,096
ART	56,133	79,712	8,735	49,852	194,432
Assumed Reinsurance	37,070	54,508	1,671	13,613	106,862
Runoff	6,492	2,444	2,719	156	11,811

Total	$158,555	$326,489	$30,540	$164,617	$680,201

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010
	Loss		Loss Adjustment Expenses		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$53,691	$201,856	$18,606	$106,154	$380,307
ART	46,848	62,364	8,855	57,706	175,773
Assumed Reinsurance	24,489	43,626	528	10,906	79,549
Runoff	5,881	4,308	355	3,468	14,012

Total	$130,909	$312,154	$28,344	$178,234	$649,641

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

Environmental exposures may involve bodily injury and property damage claims. These claims tend to be reported sooner but take longer to settle because often times multiple parties are involved in a claim. The loss development patterns and the expected loss ratios are estimated based on our internal trend analysis.

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2011. The key assumptions among them were the expected loss ratios and loss development patterns. If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves. The effect of any specific assumptions can vary by accident year and line of business. We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative loss ratios and loss development patterns rather than those actually used in determining the net carried reserve at December 31, 2011. The tests addressed each major line of business for which a material deviation to the overall reserve position is possible and used what we believed was a reasonably likely range of potential deviation for each line of business. If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of possible deviation of the net carried reserves for each division at December 31, 2011 (in thousands of dollars):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Possible Amount Change		Possible Percentage Change
	Net Carried	From The Carried Reserves		From The Carried Reserves
	Reserves	(Decrease)	Increase	(Decrease)	Increase
E & S Lines:	$301,779	$(42,249)	$45,267	(14.0)%	15.0%
ART	92,683	(20,390)	21,317	(22.0)	23.0
Assumed Reinsurance	102,887	(26,751)	34,982	(26.0)	34.0
Runoff	9,585	(1,917)	1,917	(20.0)	20.0

Total Net Reserves	$506,934	$(91,307)	$103,483	(18.0)%	20.0%

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

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (in thousands of dollars):

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Shareholders’ equity as reported	$334,680	$318,534	$275,512
Net effects of reinsurance	(13,942)	(17,374)	11,993

Shareholders’ equity without reinsurance	348,622	335,908	287,505

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$10,842	$30,508	$24,325
Effects of reinsurance	(13,942)	(17,374)	11,993

Net earnings attributable to American Safety Insurance Holdings, Ltd. without reinsurance	$24,784	$47,882	$36,318

Net cash flow from operations	$(11,689)	$(3,178)	$28,782

See Part I “Ceded Reinsurance” for additional discussion relative to reinsurance coverage.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2010. The estimated fair value of our investment portfolio at December 31, 2011, was $883.1 million, of which 98.9% was invested in fixed maturities and short-term investments and 1.1% was invested in equities.

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

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2011. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,
	Estimated Fair Value at December 31, 2011	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments, cash and cash equivalents)	$916,897	200bp decrease	$965,681	14.9%
		100bp decrease	945,631	8.8%
		100bp increase	882,886	(10.4)%
		200bp increase	848,365	(20.9)%

Credit Risk. We invest primarily in debt securities, which exposes us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. For additional information on our investments and our investment criteria, see “Business—Investments.”

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements required under this Item 8 are included as part of Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Responsibility for Financial Statements

The financial statements presented in this Annual Report have been prepared with integrity and objectivity and are the responsibility of the management of American Safety Insurance Holdings, Ltd. These financial statements have been prepared in conformity with U.S. GAAP and properly reflect certain estimates and judgments based upon the best available information.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2011, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

/s/ Stephen R. Crim	/s/ Mark W. Haushill
Stephen R. Crim	Mark W. Haushill
President and Chief Executive Officer	Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 11. Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2012 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements, Schedules.

A.	Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

•	Reports of BDO USA, LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flow for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Earnings for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data

2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3.	Exhibits

The following is a list of exhibits required to be filed as part of this Report:

Exhibit Number	Title

3.1	Memorandum of Association of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed January 27, 1998, (Registration No. 333-42749)] and the Certificate of Incorporation of Change of Name.

3.2	Bye-Laws of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)].

4.2	Amended and Restated Declaration of Trust of American Safety Capital Trust dated as of May 22, 2003, among Wilmington Trust Company, as institutional trustee, American Safety Holdings Corp., as sponsor, American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.3	Indenture dated as of May 22, 2003, between American Safety Holdings Corp., American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.4	Guarantee Agreement dated as of May 22, 2003, between American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.5	Amended and Restated Trust Agreement of American Safety Capital Trust II dated as of September 30, 2003, among American Safety Holdings Corp., as depositor, JPMorgan Chase Bank, as property trustee, Chase Manhattan Bank USA, National Association, as Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrative trustees [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

4.6	Junior Subordinated Indenture dated as of September 30, 2003, between American Safety Holdings Corp. and JPMorgan Chase Bank, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

Exhibit Number	Title

4.7	Guarantee Agreement dated as of September 30, 2003, among American Safety Holdings Corp., as guarantor, American Safety Insurance Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated October 15, 2003 (File No. 001-14795)].

4.8	Common Securities Subscription Agreement dated as of September 30, 2002, between American Safety Holdings Corp. and American Safety Capital Trust II, together as offerors [incorporated by reference to the Exhibits to the Current Report on Form 8-K filed October 15, 2003 (File No. 001-14795)].

4.9	Amended and Restated Declaration of Trust of American Safety Capital Trust III dated as of November 17, 2005, among American Safety Holdings Corp., Wilmington Trust Company, as institutional trustee and Delaware trustee, and Steven B. Mathis and Stephen R. Crim, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.10	Indenture dated as of November 17, 2006, between American Safety Holdings Corp. and Wilmington Trust Company as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.11	Guarantee Agreement dated as of November 17, 2006, between American Safety Holdings Corp., as guarantors and Wilmington Trust Company, as guarantee trustee, [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.12	Parent Guarantee Agreement dated as of November 17, 2005, between American Safety Insurance Holdings, Ltd. and Wilmington Trust Company [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.13	Subscription Agreement dated as of November 17, 2005, among American Safety Capital Trust III, American Safety Holdings Corp. and Keefe, Bruyette & Woods, Inc. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

10.1+	2007 Incentive Stock Plan [incorporated by reference to Exhibit 10.1 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2007 (File No. 001-14795)].

10.2+	1998 Director Stock Award Plan [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2005 (File No. 001-14795)].

Exhibit Number	Title

10.3	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009, [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.4	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.4 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.5	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Indemnity Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.5 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.6	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009, [incorporated by reference to Exhibit 10.6 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.7	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.7 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.8	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Indemnity Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.9+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Stephen R. Crim [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.10+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Joseph D. Scollo [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.12+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Randolph L. Hutto [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

Exhibit Number	Title

10.13+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Mark W. Haushill [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.14	Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 [(File No. 001-14795)].

11.	Computation of Earnings Per Share.

12.	Ratio of Earnings to Fixed Charges.

14.	Code of Business Conduct and Ethics

21.	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

101	Instance Document

101	Schema Document

101	Calculation Linkbase Document

101	Labels Linkbase Document

101	Presentation Linkbase Document

101	Definition Linkbase Document

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2012.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

By:	/s/ Stephen R. Crim
Stephen R. Crim, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 15, 2012.

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
Harris R. Chorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2011. We have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2011. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2012

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands except per share data)

	September 30,	September 30,
	December 31,
	2011	2010
Assets
Investments available-for-sale:
Fixed maturity securities, at fair value (including $4,623 and $5,419 from VIE)	$815,999	$750,250
Common stock, at fair value	6,751	5,082
Preferred stock, at fair value	2,932	2,911
Short-term investments, at fair value (including $3,723 and $3,083 from VIE)	57,417	60,207

Total investments	883,099	818,450

Cash and cash equivalents (including $2,268 and $759 from VIE)	43,481	38,307
Accrued investment income (including $45 and $54 from VIE)	6,598	7,174
Premiums receivable (including $629 and $1,116 from VIE)	33,458	32,470
Ceded unearned premium (including $166 and $286 from VIE)	22,710	24,380
Reinsurance recoverable (including $3,055 and $4,291 from VIE)	173,982	198,014
Deferred income taxes	1,877	5,922
Deferred policy acquisition costs (including $(454) and $(38) from VIE)	24,421	22,142
Property, plant and equipment, net	13,110	13,013
Goodwill	9,317	9,317
Other assets (including $1,042 and $0 from VIE)	74,479	52,064

Total assets	$1,286,532	$1,221,253

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $7,412 and $9,710 from VIE)	$680,201	$649,641
Unearned premiums (including $623 and $945 from VIE)	135,059	128,981
Ceded premiums payable (including $296 and $434 from VIE)	11,425	11,496
Funds held (including $174 and $248 from VIE)	71,955	55,917
Other liabilities (including $0 and $427 from VIE)	14,029	17,501
Loans payable	39,183	39,183

Total liabilities	$951,852	$902,719

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2011, 10,209,419 shares and at December 31, 2010, 10,386,519 shares	102	104
Additional paid-in capital	98,394	102,768
Retained earnings	185,176	174,328
Accumulated other comprehensive income, net	44,416	38,128

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	328,088	315,328
Equity in non-controlling interests	6,592	3,206
Total equity	334,680	318,534

Total liabilities and equity	$1,286,532	$1,221,253

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands except per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues:
Direct earned premiums	$241,428	$231,419	$216,710
Assumed earned premiums	51,047	40,872	35,123
Ceded earned premiums	(59,596)	(71,558)	(83,316)

Net earned premiums	232,879	200,733	168,517
Net investment income	31,338	32,138	30,554
Net realized gains	10,966	2,251	163
Fee income	3,309	4,631	5,448
Other income (loss)	47	(443)	51

Total revenues	$278,539	$239,310	$204,733

Expenses:
Losses and loss adjustment expenses	169,367	120,295	97,646
Acquisition expenses	52,506	43,485	37,203
Other underwriting expenses	42,230	42,158	38,073
Interest expense	1,444	2,677	3,193
Corporate and other expenses	2,262	2,826	3,375

Total expenses	$267,809	$211,441	$179,490

Earnings before income taxes	10,730	27,869	25,243

Income tax (benefit) expense	(3,394)	(2,082)	541

Net earnings	$14,124	$29,951	$24,702

Less: Net earnings (loss) attributable to the non-controlling interest	3,282	(557)	377

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$10,842	$30,508	$24,325

Net earnings per share:
Basic	$1.04	$2.96	$2.36

Diluted	$1.01	$2.87	$2.30

Weighted average number of shares outstanding:
Basic	10,393,766	10,302,525	10,307,592

Diluted	10,739,174	10,646,104	10,557,751

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Net earnings	$14,124	$29,951	$24,702

Other comprehensive income before income taxes:

Unrealized gains on securities available-for-sale	21,518	17,850	31,394

Amortization of gain and unrealized losses on hedging transactions	(78)	(739)	2,736

Reclassification adjustment for realized gains included in net earnings	(10,966)	(2,251)	(163)

Total other comprehensive income before income taxes	10,474	14,860	33,967

Income tax expense related to items of other comprehensive income	4,082	2,069	5,133

Other comprehensive income net of income taxes	6,392	12,791	28,834

Comprehensive income	$20,516	$42,742	$53,536

Less: Comprehensive (loss) income attributable to the non-controlling interest	3,386	(469)	577

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$17,130	$43,211	$52,959

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Common stock — number of shares:
Balance at beginning of period	10,386,519	10,323,875	10,274,368
Issuance of common shares	179,608	235,266	80,193
Repurchase of common shares	(356,708)	(172,622)	(30,686)

Balance at end of period	10,209,419	10,386,519	10,323,875

Common stock:
Balance at beginning of period	$104	$103	$103
Issuance of common shares	2	1	—
Repurchase of common shares	(4)	—	—

Balance at end of period	$102	$104	$103

Additional paid-in capital:
Balance at beginning of period	$107,551	$107,269	$105,428
Issuance of common shares	614	959	4
Repurchase of common shares	(7,306)	(2,735)	—
Share based compensation	2,318	2,058	1,837

Balance at end of period	$103,177	$107,551	$107,269
Less: Additional paid-in capital attributable to non-controlling interest	4,783	4,783	4,783

Additional paid-in capital for American Safety Insurance Holdings, Ltd.	$98,394	$102,768	$102,486

Retained earnings:
Balance at beginning of period	$173,694	$143,743	$119,041
Net earnings	14,124	29,951	24,702

Balance at end of period	$187,818	$173,694	$143,743
Less: Retained earnings attributable to non-controlling interest	2,642	(634)	(80)

Retained earnings for American Safety Insurance Holdings, Ltd.	$185,176	$174,328	$143,823

Accumulated other comprehensive income (loss):
Balance at beginning of period	$38,456	$25,665	$(3,169)
Unrealized gain during the period (net of deferred tax expense of $4,081, $2,068 and $5,133, respectively)	6,392	12,791	28,834

Balance at end of period	$44,848	$38,456	$25,665
Less: Comprehensive income attributable to non-controlling interest	432	328	240

Balance at end of period for American Safety Insurance Holdings, Ltd.	$44,416	$38,128	$25,425

Total shareholders’ equity of American Safety Insurance Holdings, Ltd.	$328,088	$315,328	$271,837

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net earnings	$14,124	$29,951	$24,702
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on investments	(10,966)	(2,251)	(163)
Depreciation expense	2,898	2,736	4,028
Stock based compensation expense	2,318	2,058	1,837
Amortization of deferred acquisition costs, net	(2,279)	(5,914)	2,000
Amortization of investment premium	4,151	1,651	684
Deferred income taxes	(99)	(1,663)	999
Change in operating assets and liabilities:
Accrued investment income	576	(869)	(80)
Premiums receivable	(988)	(10,955)	(900)
Reinsurance recoverable	24,032	2,750	(1,309)
Ceded unearned premiums	1,670	17,236	(5,498)
Funds held	16,038	7,539	22,694
Unpaid losses and loss adjustment expenses	30,560	33,197	28,877
Unearned premiums	6,078	4,792	1,622
Ceded premiums payable	(71)	566	(9,802)
Deferred revenue	20	(836)	381
Accounts payable and accrued expenses	(3,252)	1,491	4,637
Deferred rent	(240)	(243)	(375)
Other, net	(22,662)	(21,590)	(20,944)

Net cash provided by operating activities	61,908	59,646	53,390

Cash flow from investing activities:
Purchase of fixed maturities	(392,972)	(252,867)	(268,909)
Purchase of equity securities	(2,500)	—	(288)
Proceeds from sales of fixed maturities	342,639	191,463	211,124
Proceeds from sales of equity securities	656	2,500	18,810
Consideration paid for acquired companies	—	—	(3,688)
Decrease in short term investments	4,915	7,050	14,835
Purchases of fixed assets	(2,780)	(4,520)	(3,420)

Net cash used in investing activities	(50,042)	(56,374)	(31,536)

Cash flow from financing activities:
Shares repurchased to cover employment taxes	(289)	(148)	(430)
Proceeds from exercised stock options	614	1,107	434
Purchases of common stock pursuant to the Stock Repurchase Plan	(7,017)	(2,735)	—
Proceeds from unwind of Interest Rate Swaps	—	2,055	—

Net cash (used in) provided by financing activities	(6,692)	279	4

Net increase in cash & cash equivalents	5,174	3,551	21,858
Cash and cash equivalents at beginning of period	38,307	34,756	12,898

Cash and cash equivalents at end of period	$43,481	$38,307	$34,756

Supplemental disclosure of cash flow:
Income taxes (refunded) paid	$(1,250)	$(1,175)	$2,434

Interest paid	$1,498	$2,728	$3,154

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1)	Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety”) and its subsidiaries and American Safety Risk Retention Group Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”) are prepared in accordance with GAAP accepted in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amounts that involve a greater extent of accounting estimates and/or actuarial determinations subject to future changes are the Company’s invested assets, deferred income taxes, goodwill, reinsurance balances recoverable and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future.

Dollar amounts are in thousands unless otherwise noted.

(b) Description of Stock — Voting and Ownership Rights

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

Each holder of Common Shares is entitled to one vote per share on all matters submitted to a vote of the Company’s shareholders, subject to the 9.5% voting limitation described below. All matters, including the election of directors, voted upon at any duly held shareholders meeting shall be authorized by a majority of the votes cast at the meeting by shareholders represented in person or by proxy, except (i) approval of a merger, consolidation or amalgamation; (ii) the sale, lease, or exchange of all or substantially all of the assets of the Company; and (iii) amendment of certain provisions of the Bye-Laws, which each require the approval of at least 66-2/3% of the outstanding voting shares (in addition to any regulatory or court approvals). The Common Shares have non-cumulative voting rights, which means that the holders of a majority of the Common Shares may elect all of the directors of the Company and, in such event; the holders of the remaining shares will not be able to elect any directors.

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

(c) Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda company, American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), two 100%-owned licensed Bermuda insurance companies, American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Assurance (VT), a 100%, wholly owned Vermont sponsored captive, American Safety Insurance Services, Inc. (“ASI Services”), an underwriting and administrative subsidiary, LTC Risk Management, LLC, provides risk management solutions for the long-term care industry. As of December 31, 2011, American Safety Casualty owns 78% of American Safety Indemnity Company, a property and casualty excess and surplus lines insurance company. The remaining 22% is owned by American Safety Holdings. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; American Safety Claims Services, Inc. (“ASCS”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty.

In accordance with 810-10-05, Consolidation of Variable Interest Entities, the accompanying financial statements consolidate American Safety RRG, based on its status as a VIE and the Company’s status as the primary beneficiary of the VIE. A non-controlling interest has been established for the equity holders of American Safety RRG. All significant intercompany balances have been eliminated, as appropriate, in consolidation. The accompanying financial statements also do not consolidate American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III (“American Safety Capital”, “American Safety Capital II” and “American Safety Capital III”, respectively) based on their status as variable interest special purpose entities of the Company’s status as not being the primary beneficiary. American Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

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

Fixed maturity securities for which the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are reported at amortized cost. Fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as “trading” and are reported at fair value, with unrealized gains and losses included in earnings. Fixed maturity and equity securities not classified as either held-to-maturity or trading are classified as “available-for-sale” and are reported at fair value, with unrealized gains and losses (net of deferred taxes) charged or credited as a component of accumulated other comprehensive income.

The Company has the ability and intent to hold securities with unrealized losses until they mature or recover in value. However, the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries. When a decision is made to sell a security that has an unrealized loss, the loss is recognized at the time of the decision. At December 31, 2011 and 2010, the Company considered all of its fixed maturity securities as “available-for-sale.”

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

The other-than-temporary impairment (“OTTI”) is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes. The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense. The non-credit portion is recorded in a new category of other comprehensive income, net of applicable deferred taxes, separately from unrealized gains and losses on available-for-sale securities. There were no other-than-temporary charges for 2011 and 2010.

(e) Recognition of Premium Income

Premiums are generally recorded ratably over the policy period with unearned premium calculated on a pro rata basis over the lives of the underlying policies. Additional or return premiums are recognized for differences between provisional premiums billed and estimated ultimate premiums due when the final audit is complete after the policy has expired.

Our Reinsurance written business is based on estimates available at the time of pricing. We record adjustments to the initial written premium estimates in the period during which they become determinable.

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

An analysis of deferred policy acquisition costs follows:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Balance, beginning of period	$22,142	$16,228	$18,171
Acquisition costs deferred, net	54,785	49,399	35,260
Costs amortized during the period	(52,506)	(43,485)	(37,203)

Balance, end of period	$24,421	$22,142	$16,228

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

(h) Income Taxes

For subsidiaries subject to taxation, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When the Company does not believe that, on the basis of available information, it is more likely than not deferred tax assets will be recovered it recognizes a valuation allowance against its deferred tax assets. In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company recognizes the financial statements benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following the audit. Interest and penalties recognized in accordance with the tax code are reported as a component of income tax expense. The U.S. group is currently under an Internal Revenue Service examination for the period ended December 31, 2009. We do not expect any material financial statement impact as a result of the examination.

(i) Reinsurance

Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2011 and 2010, we had a recoverable allowance of $5.0 and $6.3 million. Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

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

September 30,
Cash	$1,002
Bonds	405
Stocks	167
Short-term investments	2,088
Accounts Receivable	514
Intangible asset	325
Other assets	490
Unpaid losses	(920)
Unearned premium	(308)
Other liabilities	(460)
Goodwill	1,387

Pursuant to the purchase agreement, an Escrow Fund Holdback of $704 was established to reimburse the Company for any aggregate net claims or losses incurred by VIC from any bonds written by VIC prior to the “Closing Date” which, in the net aggregate, exceeded the total loss reserves as reflected in the purchase price. For a period of eighteen (18) months after the Closing Date ( the “Loss Holdback Period”), if the aggregate net claims incurred by VIC for bonds written prior to the Closing Date exceed the amount of total reserves purchased, the Company will be reimbursed from the Escrow Fund. An “Indemnification Holdback” was also established to reimburse the Company for loss, cost and expense related to any breach of representations, warranties or covenants made by the sellers in the purchase agreements. These holdback funds were disbursed in December 2010. We test goodwill for potential impairment at December 31 each year and between annual tests if an event occurs or circumstances change that may indicate a potential impairment. Effective August 1, 2011, Victore was merged into American Safety Casualty Insurance Company.

In determining possible impairments of goodwill, the Company compares the estimated net present value of future cash flows against net assets of the business acquired. At December 31, 2011 and 2010, the Company determined that goodwill was not impaired. At December 31, 2011 and 2010, goodwill was $9,317, respectively.

During 2010, the Company sold two companies (LTC Insurance Services, LLC and Ordinance Holdings, Ltd.) for a realized loss of $420. The realized loss was net of goodwill write-off of $1.8 million.

(k) Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings attributable to American Safety Insurance Holdings, Ltd., by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options and restricted stock (diluted EPS).

Earnings per share for the years ended December 31, are as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Weighted average shares outstanding	10,393,766	10,302,525	10,307,592
Shares attributable to stock options and restricted stock	345,408	343,579	250,159

Weighted average common stock and common stock equivalents	10,739,174	10,646,104	10,557,751

Net earnings per share:

Basic	$1.04	$2.96	$2.36

Diluted	$1.01	$2.87	$2.30

(l) Employee Stock Compensation

The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vests evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of topic 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. This plan is described further in Note 14. Compensation expense relating to stock options of $577, $636 and $854 were reflected in earnings for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During 2011, the Company granted 272,081 shares of restricted stock at a weighted average grant price of $18.85. During 2010, the Company granted 235,580 restricted shares at a weighted average grant price of $14.87. Of the restricted stock granted in 2011, 41,543 shares vest on the grant date ratably over three years at 25%, 25% and 50%, respectively, 5,000 shares cliff vest at the end of five years, 205,000 shares cliff vest at the end of five years subject to performance targets, and the remaining 20,538 shares were granted pursuant to the Directors’ Stock Award Plan. Total expense recognized in 2011, 2010 and 2009, for restricted stock was $1,736, $1,422, and $995, respectively.

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

In May 2011, the FASB issued amendments to “Fair Value Measurement” (Topic 820). The amendments were to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. There are changes to how premiums and discounts (including blockage factors) are applied. There are clarifications made to principal market determination. The amendments also clarify that the highest and best use and valuation premise concepts are not applicable to financial instruments. There are amendments that indicate how a company should determine the fair value of its own equity instruments and the fair value of liabilities. New disclosures, with a particular focus on Level 3 measurement, are required. All transfers between Level 1 and Level 2 will now be required to be disclosed. Information about when the current use of a non-financial asset measured at fair value differs from its highest and best use is to be disclosed. The amendments in this update are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. We do not anticipate this amendment will have a material impact on our financial results and disclosures as a result of this amendment.

In June 2011, the FASB issued amendments to the presentation of comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment provides the option to present other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Both options require the presentation of each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The components of other comprehensive income have not changed, nor has the guidance on when other comprehensive income items are reclassified to net income. All reclassification adjustments from other comprehensive income to net income are required to be presented on the face of the statement of net income and the statement of comprehensive income. The amendments in this update are to be applied prospectively. Early application is permitted. The amendments are effective during interim and annual periods beginning after December 15, 2011. This update will have no impact on our Consolidated Statements of Comprehensive Income, but will impact the presentation of our Consolidated Statements of Operations, subject to the deferral below.

In December 2011, the FASB issued an accounting update deferring the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. Companies are still required to present amounts reclassified out of Accumulated Other Comprehensive Income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The FASB expects to complete a project to reconsider the presentation requirements for reclassification adjustments in 2012. The main provision of the standard issued in June 2011 requiring companies to present items of net income, other comprehensive income and total comprehensive income in either a single continuous statement or two consecutive statements are not affected by this update. The requirements’ effective date also remains as the interim and annual periods beginning after December 15, 2011. This deferral will have no impact on our Consolidated Statements of Comprehensive Income, but may impact the presentation of our Consolidated Statements of Operations.

In September 2011, the FASB issued an accounting update to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, “Intangibles–Goodwill and Other.” The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments of the update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not anticipate that this update will have an impact on our financial results and disclosures.

In December 2011, the FASB issued an accounting update requiring disclosures about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required by this amendment should be provided retrospectively for all comparative periods presented. We do not anticipate that these amendments will have an impact on our financial results and disclosures.

(n) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and overnight investments. Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states. These deposits were $75 and $30 at December 31, 2011 and 2010, respectively.

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

During May 2009, the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III. The swap was a received variable pay fixed swap with an expiration in 2035. Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009, and was reported as net realized gains.

During 2009, the Company entered into interest rate swaps on the trust preferred debts that were designated as hedging instruments. On February 12, 2010, the Company terminated those swaps resulting in cash proceeds of $2.1 million. The Company assessed at each reporting period whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value of the related underlying exposures. Effective changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation were reported in accumulated other comprehensive income. Any ineffective portion of the change in fair value of the instruments was recognized immediately in earnings. For accounting purposes that gain is reported as comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt. As of December 31, 2011 and 2010, the Company had a balance of unrecognized gain of $1,266 and $1,318, respectively.

(2)	Investments

Net investment income (dollars in thousands) is summarized as follows:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Fixed maturity securities	$32,454	$32,524	$30,918
Common stock	—	626	196
Preferred stock	185	201	236
Short-term investments and cash and cash equivalents	168	67	360

	32,807	33,418	31,710

Less investment expenses	1,469	1,280	1,156

Net investment income	$31,338	$32,138	$30,554

Realized and unrealized gains and losses (dollars in thousands) were as follows:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Realized gains:
Fixed maturity	$12,553	$2,144	$4,844
Common stock	—	274	1,230
Preferred stock	—	16	—

Total gains	12,553	2,434	6,074

Realized losses:
Fixed maturity	(1,587)	(183)	(3,825)
Common stock	—	—	(4,269)
Preferred stock	—	—	(138)

Total losses	(1,587)	(183)	(8,232)

Net realized gains (losses) (1)	$10,966	$2,251	$(2,158)

Changes in unrealized gains:
Fixed maturity	$10,706	$15,512	$25,810
Common stock	(175)	63	4,825
Preferred stock	21	24	596

Net change in unrealized gains	$10,552	$15,599	$31,231

(1)	Realized gains on the Statement of Operations for 2009 of $0.2 million include $2.3 million of realized gain from the termination of an interest rate swap.

For the years ended December 31, 2011 and 2010, available-for-sale fixed maturity securities were sold for total proceeds of $342.6 million and $191.5 million, respectively, resulting in net realized gains to the Company totaling $11.0 million and $2.0 million in 2011 and 2010, respectively. For the purpose of determining net realized gains, the cost of securities sold is based on specific identification.

At December 31, 2011 and 2010, the Company did not hold fixed maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government and government agency securities.

The amortized cost and estimated fair values of investments at December 31, 2011 and 2010, (dollars in thousands) are as follows:

	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,814	$4,315	$(39)	$63,090
States of the U.S. and political subdivisions of the states	27,676	4,581	—	32,257
Corporate securities	298,452	29,601	(1,127)	326,926
Mortgage-backed securities	257,864	12,973	(26)	270,811
Commercial mortgage-backed securities	60,198	3,941	(178)	63,961
Asset-backed securities	58,437	666	(149)	58,954

Total fixed maturities	$761,441	$56,077	$(1,519)	$815,999

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$212	$(69)	$2,932

	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$70,796	$3,014	$(36)	$73,774
States of the U.S. and political subdivisions of the states	23,463	816	(253)	24,026
Corporate securities	314,995	25,023	(459)	339,559
Mortgage-backed securities	234,137	8,990	(408)	242,719
Commercial mortgage-backed securities	29,123	6,438	—	35,561
Asset-backed securities	33,884	796	(69)	34,611

Total fixed maturities	$706,398	$45,077	$(1,225)	$750,250

Common stock	$5,082	$—	$—	$5,082

Preferred stock	$2,789	$198	$(76)	$2,911

At December 31, 2011, the Company’s investment in corporate fixed maturities totaled $326.9 million, composed of $149.2 million of securities issued by companies in the industrial sector, $110.3 million in the financial sector, $57.4 million in utilities and $10.0 million in foreign agencies and other securities.

At December 31, 2010, the Company’s investment in corporate fixed maturities totaled $339.6 million, composed of $154.4 million of securities issued by companies in the industrial sector, $121.8 million in the financial sector, $57.2 million in utilities and $6.2 million in foreign agencies and other securities.

Fixed income securities with fair values of $29.9 million and $30.1 million were on deposit with insurance regulatory authorities at December 31, 2011 and 2010, in accordance with statutory requirements.

The amortized cost and estimated fair values of fixed maturities at December 31, 2011, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	September 30,	September 30,
	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$24,561	$24,896
Due after one year through five years	108,544	114,510
Due after five years through ten years	172,067	186,803
Due after ten years	79,770	96,064
Mortgage and asset-backed securities	376,499	393,726

Total	$761,441	$815,999

The following tables summarize the gross unrecognized and unrealized losses of the Company’s investment portfolio as of December 31, 2011 and 2010, by category and length of time that the securities have been in a continuous unrealized or unrecognized loss position.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
US Treasury securities & other government corporations and agencies	$3,749	$(39)	$—	$—	$3,749	$(39)
States of the US and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	31,808	(1,127)	—	—	31,808	(1,127)
Mortgage-backed securities	6,574	(26)	—	—	6,574	(26)
Commercial mortgage-backed securities	13,401	(135)	5,432	(43)	18,833	(178)
Asset-backed securities	15,537	(149)	—	—	15,537	(149)

Subtotal fixed maturity securities	71,069	(1,476)	5,432	(43)	76,501	(1,519)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	1,436	(50)	509	(19)	1,945	(69)

Total temporarily impaired securities	$79,256	$(1,701)	$5,941	$(62)	$85,197	$(1,763)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or longer		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
US Treasury securities and other government corporations and agencies	$8,615	$(36)	$—	$—	$8,615	$(36)
States of the US and political subdivisions of the states	7,071	(194)	1,060	(59)	8,131	(253)
Corporate securities	21,321	(459)	—	—	21,321	(459)
Mortgage-backed securities	29,274	(408)	—	—	29,274	(408)
Asset-backed-securities	6,903	(69)	—	—	6,903	(69)

Subtotal, fixed maturity securities	73,184	(1,166)	1,060	(59)	74,244	(1,225)
Preferred stock	966	(29)	972	(47)	1,938	(76)

Total temporarily impaired securities	$74,150	$(1,195)	$2,032	$(106)	$76,182	$(1,301)

We hold a total of 1,279 securities, of which 127 were in an unrealized loss position for less than twelve months and 4 were in an unrealized loss position for a period of twelve months or greater as of December 31, 2011. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at December 31, 2011.

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

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining, through the transfer of a portion of its liabilities, greater underwriting capacity than its own capital resources would otherwise support, protection against catastrophic loss or to enter into or withdraw from a business line. Reinsurance can be written on a quota share basis (where premiums and losses are shared proportionally), an excess of loss basis (where losses are covered if they exceed a certain amount), under a treaty (involving more than one policy) or on a facultative basis (involving only one policy) reinsurance agreement.

For the year ended December 31, 2011, we ceded $57.9 million of premium (19.4% of gross written premiums) to unaffiliated third-party reinsurers, as compared to $54.3 million of premium (19.6% of gross written premiums) in 2010. Ceded reinsurance premiums from the ART division were 45.8% of the 2011 amount and 48.6% of the 2010 amount.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net written premiums:
Direct	$241,180	$234,158	$220,092
Assumed	57,365	43,404	33,427
Ceded	(57,927)	(54,322)	(88,810)

Net	$240,618	$223,240	$164,709

Net earned premiums:
Direct	$241,428	$231,419	$216,711
Assumed	51,047	40,872	35,122
Ceded	(59,596)	(71,558)	(83,316)

Net	$232,879	$200,733	$168,517

Losses and loss adjustment expenses incurred:
Direct	$152,592	$136,140	$118,530
Assumed	48,699	26,038	27,034
Ceded	(31,924)	(41,883)	(47,918)

Net	$169,367	$120,295	$97,646

Unpaid loss and loss adjustment expenses:
Direct	$570,835	$568,740	$557,334
Assumed	109,366	80,901	59,110
Ceded	(173,267)	(196,590)	(196,080)

Net	$506,934	$453,051	$420,364

(5)	Income Taxes

U.S. Federal and state income tax (benefit) expense (dollars in thousands) from operations consists of the following components:

	September 30,	September 30,	September 30,
	2011	2010	2009

Current	$(3,295)	$958	$631
Deferred	1,070	(1,663)	998
Change in valuation allowance	(1,169)	(1,377)	(1,088)

Total	$(3,394)	$(2,082)	$541

The state income tax components aggregated $97, $52 and $104 for the years ended December 31, 2011, 2010 and 2009, respectively. There are no material deferred income taxes applicable to states.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes (dollars in thousands) as a result of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009

Expected income tax	$2,532	$9,664	$8,454
Foreign earned income not subject to direct taxation	(6,076)	(10,060)	(6,910)
Change of valuation allowance	—	(1,377)	(1,088)
Tax exempt interest	(12)	(32)	(221)
State taxes and other	162	(277)	306

Total income tax	$(3,394)	$(2,082)	$541

Given the historical loss position of American Safety RRG, which is not part of the consolidated tax return it has established a 100% valuation allowance on its net deferred tax assets totaling $64 and $1,233 at December 31, 2011 and 2010, respectively.

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	September 30,	September 30,
	December 31,
	(dollars in thousands)
	2011	2010

Deferred tax assets:
Loss reserve discounting	$9,322	$9,333
Unearned premium reserves	4,488	4,389
Allowance for doubtful accounts	1,995	2,132
Realized capital loss carry forward	1,424	1,424
NOL carry forward	—	868

Gross deferred tax assets	17,229	18,146

Valuation allowance	(64)	(1,233)

Gross deferred tax assets after valuation allowance	17,165	16,913

Deferred tax liabilities:
Deferred acquisition costs	3,138	3,849
Unrealized gain on securities	11,073	6,930
Depreciation	991	—
Other	86	212

Gross deferred tax liabilities	15,288	10,991

Net deferred tax assets	$1,877	$5,922

The Company has not identified any uncertain tax positions.

(6)	Fair Value Measurements

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

Our Level 3 inputs are valuations based on inputs that are unobservable. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third-party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of December 31, 2011.

We selectively validate prices received from our investment advisor by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value. We review fair values for significant changes in a one-month period and security values that change in value contrary to general market movements.

Assets measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
As of December 31, 2011 Fair Value Measurements Using (dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,065	$39,025	$—	$63,090
States of the U.S. and political subdivisions of the states	—	32,257	—	32,257
Corporate securities	—	326,926	—	326,926
Mortgage-backed securities	—	270,811	—	270,811
Commercial mortgage-backed securities	—	63,961	—	63,961
Asset-backed securities	—	58,954	—	58,954

Total fixed maturity securities	24,065	791,934	—	815,999
Equities securities	2,932	—	6,751	9,683
Short term investments	57,417	—	—	57,417

Total	$84,414	$791,934	$6,751	$883,099

September 30,
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)
Equity Securities
Level 3 Financial Instruments
Balance at December 31, 2010	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(175)
Net purchases, sales & distributions	1,844
Net transfers in (out of) Level 3	—

Balance at December 31, 2011	$6,751

Change in net unrealized gains relating to assets still held at reporting date	$(175)

There were no transfers in and out of Level 1 and 2 categories during 2011.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available-for-Sale) Levels 1 and 2:

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

Equity securities (Level 3) — For privately held equity securities, the Company was unable to use observable market inputs and management used assumptions that market participants might use.

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

The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The statutory surplus is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP. The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain reinsurance recoverables.

The maximum amount of dividends the Company’s insurance subsidiaries can pay out without prior written approval from the subsidiaries’ domicile state insurance commissioners, is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year. Dividends are also limited to the amount of unassigned surplus. Based on the 2011 statutory results of the U.S. insurance subsidiaries, no dividend distributions are available to the parent without prior approval.

The NAIC has established risk-based capital (“RBC”) requirements to help state regulators monitor the financial strength and stability of property and casualty insurers by identifying those companies that may be inadequately capitalized. Under the NAIC’s requirements, each insurer must maintain its total capital above a calculated threshold or take corrective measures to achieve the threshold. The threshold of adequate capital is based on a formula that takes into account the amount of risk each company faces on its products and investments. The RBC formula takes into consideration four major areas of risk: (i) asset risk which primarily focuses on the quality of investments; (ii) insurance risk which encompasses coverage-related issues and anticipated frequency and severity of losses when pricing and designing insurance coverages; (iii) interest rate risk which involves asset/liability matching issues; and, (iv) other business risks. The statutory insurance company’s surplus at December 31, 2011, exceeded the required surplus for American Safety Casualty Insurance Company, American Safety Indemnity Company, and American Safety RRG.

The Bermuda Insurance Act of 1978 and related regulations (the “Act”) requires American Safety Re to meet a minimum solvency margin. American Safety Re’s statutory capital and surplus as of December 31, 2011 and 2010, exceeded the amounts required to be maintained by the Company. American Safety Assurance, Ltd., (ASA) capital and surplus as of December 31, 2011 and 2010, also exceeded the requirements. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities and this ratio was also exceeded. Once these requirements have been met, there is no restriction on the remaining retained earnings available for distribution.

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

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred obligation in the amount of $25 million. This obligation bears a fixed interest rate of 8.31% for the first five years and LIBOR plus 3.4% thereafter. Interest is payable on a quarterly basis and the securities may be redeemed at the Company’s option after five years from the date of original issuance. The total balance of this debt at December 31, 2011, was $39,183.

On August 20, 2010, the Company extended and increased its unsecured line of credit facility with Regions Bank for $20 million now expiring August 20, 2013. The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. Under the line of credit facility, certain covenants are required. At December 31, 2011, the Company is in compliance with all covenants. The Company has no outstanding borrowings at December 31, 2011. To date the Company has made no draws on this line.

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

American Safety RRG is a variable interest entity (“VIE”) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through the contractual relationships, the Company has the power to direct the activities of American Safety RRG that most significantly impact its economic performance and the right to receive benefits from American Safety RRG that could be significant to American Safety RRG. Due to these criteria being met, American Safety is the primary beneficiary of the variability of the underwriting profits of American Safety RRG. The liabilities of American Safety RRG consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of American Safety RRG. Similarly, the assets of American Safety RRG consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business. The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the equity section of the Company’s consolidated balance sheet. Should losses persist and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE. The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	September 30,	September 30,
	12/31/2011	12/31/2010
Investments	$8,346	$8,502
Cash and equivalents	2,268	759
Accrued investment income	45	54
Premiums receivable	629	1,116
Ceded unearned premiums	166	286
Reinsurance recoverables	3,055	4,291
Deferred acquisition costs	(454)	(38)
Other assets	1,042	—

Total Assets	$15,097	$14,970

Unpaid losses and loss adjustment expenses	7,412	9,710
Unearned premium	623	945
Ceded premiums payable	296	434
Funds held	174	248
Other liabilities	—	427

Total Liabilities	$8,505	$11,764

(10)	Derivatives

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates.

During May of 2009, the Company entered into interest rate swaps on the Trust Preferred debts that were designated as hedging instruments. On February 12, 2010, the Company terminated these swaps resulting in a $2.1 million gain. For accounting purposes, the gain is reported in comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt.

During May 2009 the Company terminated an interest rate swap entered in January 2009 on the American Safety Capital III. The swap was a received variable pay fixed swap with an expiration in 2035. Due to movements in long-term rates the swap value moved in the Company’s favor prior to being sold. Because the swap was not designated as a hedge transaction at the time of termination, the transaction resulted in a $2.3 million realized gain during the second quarter ended June 30, 2009, and was reported as net realized gains.

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

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including, but not limited to, construction contractors, pest control operators, small auto dealers, real estate brokers, restaurant and tavern owners and bail bondsmen. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our assumed reinsurance division focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business written include medical malpractice, general liability across multiple sectors, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of smaller treaties across multiple lines of business written on both an excess of loss and quota share basis.

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

The following table presents key financial data by segment for years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Twelve Months Ended December 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$155,534	$83,820	$59,192	$(1)	$298,545
Net written premiums	125,107	57,329	58,183	(1)	240,618
Net earned premiums	119,225	60,667	52,988	(1)	232,879
Fee & other income (loss)	(4)	3,203	—	157	3,356

Losses & loss adjustment expenses	60,532	57,130	49,705	2,000	169,367
Acquisition & other underwriting expenses	53,155	25,582	14,897	1,102	94,736

Underwriting profit (loss)	5,534	(18,842)	(11,614)	(2,946)	(27,868)

Net investment income	18,572	5,681	6,358	727	31,338

Pre-tax operating income (loss)	24,106	(13,161)	(5,256)	(2,219)	3,470

Net realized gains					10,966
Interest and corporate expenses					3,706

Earnings before income taxes					10,730
Income tax benefit					(3,394)

Net earnings					$14,124
Less: Net earnings attributable to the non- controlling interest					3,282

Net earnings attributable to ASIH, Ltd.					$10,842

Loss ratio	50.8%	94.2%	93.8%	*NM	72.7%
Expense ratio	44.6%	36.9%	28.1%	NM	39.3%

Combined ratio**	95.4%	131.1%	121.9%	NM	112.0%

	September 30,	September 30,	September 30,	September 30,	September 30,
	Twelve Months Ended December 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$138,166	$88,784	$50,618	$(7)	$277,561
Net written premiums	114,223	62,366	46,658	(7)	223,240
Net earned premiums	102,907	53,752	44,081	(7)	200,733
Fee & other income (loss)	501	3,615	269	(197)	4,188

Losses & loss adjustment expenses	58,119	34,663	28,880	(1,367)	120,295
Acquisition & other underwriting expenses	49,058	22,369	12,872	1,344	85,643

Underwriting profit (loss)	(3,769)	335	2,598	(181)	(1,017)

Net investment income	21,331	4,891	5,231	685	32,138

Pre-tax operating income	17,562	5,226	7,829	504	31,121

Net realized gains					2,251
Interest and corporate expenses					5,503

Earnings before income taxes					27,869
Income tax benefit					(2,082)

Net earnings					$29,951
Less: Net loss attributable to the non-controlling interest					(557)

Net earnings attributable to ASIH, Ltd.					$30,508

Loss ratio	56.5%	64.5%	65.5%	*NM	59.9%
Expense ratio	47.0%	34.9%	28.6%	NM	40.4%

Combined ratio**	103.5%	99.4%	94.1%	NM	100.3%

	September 30,	September 30,	September 30,	September 30,	September 30,
	Twelve Months Ended December 31, 2009
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$116,968	$103,155	$33,397	$(1)	$253,519
Net written premiums	89,517	39,036	36,247	(91)	164,709
Net earned premiums	91,970	40,612	36,026	(91)	168,517
Fee & other income	710	4,183	555	51	5,499

Losses & loss adjustment expenses	44,247	24,494	28,283	621	97,645
Acquisition & other underwriting expenses	43,083	16,228	12,919	3,047	75,277

Underwriting profit (loss)	5,350	4,073	(4,621)	(3,708)	1,094

Net investment income	21,255	4,563	3,840	896	30,554

Pre-tax operating income (loss)	26,605	8,636	(781)	(2,812)	31,648

Net realized gains					163
Interest and corporate expenses					6,568

Earnings before income taxes					25,243
Income tax expense					541

Net earnings					$24,702
Less: Net earnings attributable to the non- controlling interest					377

Net earnings attributable to ASIH, Ltd.					$24,325

Loss ratio	48.1%	60.3%	78.5%	*NM	57.9%
Expense ratio	46.1%	29.7%	34.3%	NM	41.5%

Combined ratio**	94.2%	90.0%	112.8%	NM	99.4%

*	NM = Ratio is not meaningful.

**

The combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of fee income to earned premiums.

Additionally, the Company conducts business in the following geographic locations: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance operations. Geographic locations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	September 30,	September 30,
December 31, 2011	United States	Bermuda	Total
Income tax	$(3,394)	$—	$(3,394)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$(7,029)	$17,871	$10,842
Assets	$671,619	$614,913	$1,286,532
Equity	$106,689	$227,991	$334,680

	September 30,	September 30,	September 30,
December 31, 2010	United States	Bermuda	Total
Income tax	$(2,082)	$—	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$918	$29,590	$30,508
Assets	$652,109	$569,146	$1,221,255
Equity	$99,373	$219,162	$318,535

	September 30,	September 30,	September 30,
December 31, 2009	United States	Bermuda	Total
Income tax	$541	$—	$541
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$4,000	$20,325	$24,325
Assets	$602,629	$545,031	$1,147,660
Equity	$94,384	$181,128	$275,512

(12)	Commitments and Contingencies

At December 31, 2011, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued to Wentworth Insurance Services pursuant to a contingent payment obligation.

ASRe, our reinsurance subsidiary, focuses on reinsurance risks for risk retention groups, captives and small insurance companies. As a normal course of business they may provide letters of credit to the companies that they reinsure. As of December 31, 2011, ASRe had $68.2 million letters of credit issued and outstanding.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations. The term of the lease is eighty-six months, commencing on February 1, 2007, and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

September 30,
2012	$1,845
2013	1,545
2014	502
2015	89
2016	34
Thereafter	—

Total	$4,015

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

(13)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)
Unpaid loss and loss adjustment expenses, January 1	$649,641	$616,444	$586,647
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	196,590	196,080	193,338

Net unpaid loss and loss adjustment expenses, January 1	453,051	420,364	393,309

Incurred related to:
Current year	155,998	119,939	102,163
Prior years	13,369	356	(4,517)

Total incurred	169,367	120,295	97,646

Paid related to:
Current year	22,454	13,302	5,980
Prior years	93,030	74,306	64,611

Total paid	115,484	87,608	70,591

Net unpaid loss and loss adjustment expenses, December 31	506,934	453,051	420,364

Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	173,267	196,590	196,080

Unpaid loss and loss adjustment expenses, December 31	$680,201	$649,641	$616,444

The net prior year reserve development for 2011, 2010 and 2009, occurred in the following business lines:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(dollars in thousands)
(Favorable) Unfavorable
E & S Lines	$(10,209)	$(2,397)	$(12,610)
Alternative Risk Transfer	12,120	2,666	1,554
Assumed Re	9,437	1,448	5,679
Runoff	2,021	(1,361)	860

Total	$13,369	$356	$(4,517)

The $13.4 million adjustment to loss reserves was comprised of: (1) E&S favorable development of $10.2 million within the construction general liability lines; (2) $12.2 million dollars of unfavorable development within the Assumed Reinsurance segment primarily in professional liability; (3) $9.4 million of adverse development in the ART division, and $2.0 million in runoff.

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

The Company applied the recognition and measurement principles of topic 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. Compensation expense relating to stock options of $577, $636 and $854 were reflected in earnings for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During 2011, the Company granted 272,081 shares of restricted stock at a weighted average grant price of $18.85. During 2010, the Company granted 235,580 restricted shares at a weighted average grant price of $14.87. Of the restricted stock granted in 2011, 41,543 shares vest on the grant date ratably over three years at 25%, 25% and 50%, respectively, 5,000 shares cliff vest at the end of five years, 205,000 shares cliff vest at the end of three years subject to performance targets, and the remaining 20,538 shares were granted pursuant to the Directors’ Stock Award Plan. Total expense recognized in 2011, 2010 and 2009, for restricted stock was $1,736, $1,422, and $995, respectively.

A summary of options activity for the year ended December 31, 2011, is as follows:

	September 30,	September 30,	September 30,	September 30,
Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2011	699,234	$12.14	5.19	$6,464
Granted	—	—	—	—
Exercised	110,135	8.14
Forfeited	19,512	12.80

Outstanding at December 31, 2011	569,587	$12.87	4.66	$5,058

Exercisable at December 31, 2011	453,010	$12.50	3.93	$4,189

The weighted average fair market value of options granted during 2010 and 2009 was $14.64 and $10.92 respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $1,432, $2,745 and $244, respectively.

A summary of the status of the Company’s non-vested share activity for the year ended December 31, 2011, is as follows:

	September 30,	September 30,
Non-vested Options	Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2011	327,484	$14.02
Granted	—
Vested	191,395
Forfeited	19,512

Non-vested at December 31, 2011	116,577	$14.29

The fair value of each option granted during 2010 and 2009, was estimated on the grant date using the Black-Scholes option pricing approach with the following assumptions:

	September 30,	September 30,
	2010	2009
Expected volatility	44.77%	42.96%
Expected dividends	0.00%	0.00%
Expected term (in years)	10.00	10.00
Risk-free rate	4.50%	4.50%

At December 31, 2011, there was $331 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

(15)	Sale of Subsidiaries

The Company sold its subsidiary LTC Insurance Services, LLC, a brokerage operation, on September 1, 2010. Proceeds from the sale were $500, made up of $175 paid in cash and a note receivable of $325. The sale resulted in a loss of $222 after write-off of goodwill of $718.

The Company sold its subsidiary Ordinance Holdings, Ltd., an actuarial consulting operation, on December 31, 2010. Proceeds from the sale were $850. Payment was not received until January 2011; therefore, the balance of notes receivable as of December 31, 2010, was $850. The sale resulted in a loss of $198 after write-off of goodwill of $1,048.

(16)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2011 and 2010

(dollars in thousands except per share amounts):

	September 30,	September 30,	September 30,	September 30,
2011	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$73,788	$68,192	$68,053	$68,506
Earnings (loss) before taxes	8,362	3,533	6,897	(8,062)
Net earnings (loss)	8,394	4,082	5,728	(4,080)
Comprehensive income (loss)	(4,668)	10,495	15,489	(4,186)

Net earnings (loss) per share:
Basic	$0.76	$0.39	$0.56	$(0.67)
Diluted	$0.73	$0.38	$0.54	$(0.67)

Common stock price ranges:
High	$21.95	$21.52	$20.10	$22.00
Low	$18.82	$17.28	$16.97	$17.38

	September 30,	September 30,	September 30,	September 30,
2010	Mar. 31	June 30	Sept. 30	Dec. 31
Total revenues	$52,997	$56,843	$63,259	$66,211
Earnings before taxes	6,465	7,312	7,941	6,151
Net earnings	6,564	6,362	7,306	9,719
Comprehensive income	9,669	20,249	17,094	(3,801)

Net earnings per share:
Basic	$0.63	$0.60	$0.70	$1.03
Diluted	$0.61	$0.58	$0.68	$0.99

Common stock price ranges:
High	$16.81	$16.90	$16.65	$22.40
Low	$13.26	$14.50	$15.11	$16.20

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II — CONDENSED BALANCE SHEETS

(dollars in thousands)

	September 30,	September 30,
	December 31,
	2011	2010
Assets

Investment in subsidiaries	$323,463	$304,552
Other investments: Fixed maturity securities available-for-sale at fair value	6,946	5,843
Short term investments	80	1,668
Secured note receivable from affiliate	3,013	3,515

Total other investments	10,039	11,026
Cash and cash equivalents	550	306
Accrued investment income	57	80
Total assets	$334,109	$315,964

Liability and Shareholders’ Equity

Accounts payable and accrued expenses	$5,921	$536

Total liabilities	5,921	536

Preferred stock	100	100

Common stock	102	104
Additional paid in capital	98,394	102,768
Accumulated other comprehensive earnings, net	44,416	38,128
Retained earnings	185,176	174,328

Total shareholders’ equity	328,088	315,328

Total liabilities and shareholders’ equity	$334,109	$315,964

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II — CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Revenues:
Investment income	$126	$221	$343
Realized (losses) gains on sales of investments	(16)	—	(1,135)

Total Revenues	110	221	(792)

Expenses:
Operating expenses	2,258	2,594	2,728

Total Expenses	2,258	2,594	2,728

Net loss before equity in net earnings of subsidiaries	(2,148)	(2,373)	(3,520)
Equity in net earnings of subsidiaries	12,990	32,881	27,845

Net earnings	$10,842	$30,508	$24,325

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II — STATEMENTS OF CASH FLOW

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$(2,148)	$(2,373)	$(3,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued investment income	23	3	42
Due from/to affiliate		535	(6,374)
Accounts payable and accrued expenses	5,385	269	(7,282)
Other, net	—	(70)	(1)

Net cash provided by (used in) operating activities	3,260	(1,636)	(17,135)

Cash flow from investing activities:
Decrease (increase) in investments	(1,103)	(642)	6,630
Investment in subsidiary	873	3,705	5,752
Decrease (increase) in short term investments	1,588	(1,532)	2,998

Net cash provided by investing activities	1,358	1,531	15,380

Cash flow from financing activities:
Proceeds from exercised stock options	2,932	3,030	1,844
Stock repurchase payments	(7,306)	(2,735)	—

Net cash (used in) provided by financing activities	(4,374)	295	1,844

Net increase in cash	244	190	89
Cash and cash equivalents, beginning of year	306	116	27

Cash and cash equivalents, end of year	$550	$306	$116

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II — CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Net earnings	$14,124	$29,951	$24,702

Other comprehensive income before income taxes:

Unrealized gains on securities available-for-sale	21,517	17,850	31,394

Amortization of gain and unrealized losses on hedging transactions	(78)	(739)	2,736

Reclassification adjustment for realized gains included in net earnings	(10,966)	(2,251)	(163)

Total other comprehensive income before income taxes	10,473	14,860	33,967

Income tax expense related to items of other comprehensive income	4,081	2,069	5,133

Other comprehensive income net of income taxes	6,392	12,791	28,834

Comprehensive income	$20,516	$42,742	$53,536

Less: Comprehensive income (loss) attributable to the non-controlling interest	3,386	(469)	577

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$17,130	$43,211	$52,959

See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE III — SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G Claims and Claim Adjustment Expenses Incurred Related to:		Column H	Column I	Column J
	Deferred Policy Acquisition Costs	Net Reserves for Unpaid Claims and Claim Adjustment Expenses	Net Unearned Premium	Net Earned Premium	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses(1)	Net Premiums Written
2011
E&S	$12,830	$301,779	$62,536	$119,225	$18,572	$70,741	$(10,209)	$25,857	$—	$125,107
ART	6,664	92,683	25,747	60,667	5,681	45,010	12,120	17,761	—	57,329
Assumed Re	4,927	102,887	24,066	52,988	6,358	40,268	9,437	8,888	—	58,183
Runoff	—	9,585	—	(1)	727	(21)	2,021	—	—	(1)

Total	$24,421	$506,934	$112,349	$232,879	$31,338	$155,998	$13,369	$52,506	$45,936	$240,618

2010
E&S	$11,807	$300,908	$56,230	$102,907	$21,331	$60,516	$(2,397)	$22,166	$—	$114,223
ART	7,163	69,884	29,248	53,752	4,891	31,997	2,666	13,809	—	62,366
Assumed Re	3,172	72,506	19,123	44,081	5,231	27,432	1,448	7,510	—	46,658
Runoff	—	9,753	—	(7)	685	(6)	(1,361)	—	—	(7)

Total	$22,142	$453,051	$104,601	$200,733	$32,138	$119,939	$356	$43,485	$47,661	$223,240

2009
E&S	$9,928	$291,741	$46,217	$91,970	$21,255	$56,858	$(12,610)	$20,739	$—	$89,517
ART	3,795	63,175	21,076	40,612	4,563	22,939	1,554	8,332	—	39,036
Assumed Re	2,505	53,183	15,113	36,026	3,840	22,604	5,679	8,132	—	36,247
Runoff	—	12,265	167	(91)	896	(238)	860	—	—	(91)

Total	$16,228	$420,364	$82,573	$168,517	$30,554	$102,163	$(4,517)	$37,203	$41,266	$164,709

(1)	The Company does not allocate other operating expenses to the various business segments. See accompanying independent auditors’ report.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV — REINSURANCE

Years Ended December 31,

(dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
Property-Liability Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

United States
December 31, 2011	$241,428	$59,596	$—	$181,832	—
December 31, 2010	$231,419	$71,558	$—	$159,861	—
December 31, 2009	$214,784	$82,293	$—	$132,491	—

Bermuda
December 31, 2011	$—	$—	$51,047	$51,047	100.0%
December 31, 2010	$—	$—	$40,872	$40,872	100.0%
December 31, 2009	$1,927	$1,023	$35,122	$36,026	103.0%

Combined Total
December 31, 2011	$241,428	$59,596	$51,047	$232,879	21.9%
December 31, 2010	$231,419	$71,558	$40,872	$200,733	20.4%
December 31, 2009	$216,711	$83,316	$35,122	$168,517	20.8%

See accompanying independent auditors’ report.