Form 10-K/A
period 2011-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2012-04-30
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 1-14795

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State of or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

31 Queen Street 2nd Floor Hamilton, Bermuda	HM 11
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (441) 296-8560

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company.

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

Documents Incorporated by Reference

None.

[The Remainder of this Page Intentionally Left Blank]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment’) to the Annual Report on Form 10-K of American Safety Insurance Holdings, Ltd. (the “Registrant” or the “Company’) for the year ended December 31, 2011 filed on March 15, 2012 (the “Original Filing”) is being filed for the purpose of including the information required by Part III of Form 10-K that previously had been incorporated by reference.

iii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Class I Directors

David V. Brueggen, age 65, has served as a Director of the Company since 1986 and as Chairman of the Board of Directors since 2004. Prior to his retirement in December 2008, Mr. Brueggen was Senior Vice President of finance of Anson Industries, Inc., in Melrose Park, Illinois, which is engaged in drywall, acoustical and foam insulation contracting. Mr. Brueggen was employed by Anson Industries, Inc. since 1982. Previously, he was an Audit Manager with an international public accounting firm for 10 years. Mr. Brueggen is a certified public accountant.

Stephen R. Crim, age 48, has been a Director of the Company since 2002. Mr. Crim became President and Chief Executive Officer of the Company in 2003 and became President of the Company’s insurance and reinsurance operations in 2002. Prior to becoming President and Chief Executive Officer, Mr. Crim was responsible for all of the Company’s underwriting functions since joining the Company in 1990. Previously, Mr. Crim was employed in the underwriting departments of Aetna Casualty and Surety Co. and The Hartford Insurance Co. between 1986 and 1990.

Lawrence I. Geneen, age 68, has served as a Director of the Company since 2003. He is President and Owner of an insurance risk management and strategic consulting firm in Scarsdale, New York. From 1999 to 2001, he was Executive Vice President and Chief Operating Officer of the American Management Association in New York, New York, which is engaged in management training and publishing. From 1997 to 1999, Mr. Geneen was a Managing Director of Marsh & McLennan, Inc. in New York, where he was responsible for global sales and client management leadership in its insurance brokerage business. From 1992 to 1997 he was a Managing Principal and Shareholder of Johnson and Higgins, and from 1974 to 1992 he was employed in a number of executive sales positions and management positions in its insurance brokerage business. Mr. Geneen also currently serves on the Board of Hartville Industries, a privately held pet insurance company.

Class II Directors

Cody W. Birdwell, age 59, has served as a Director of the Company since 1986. Mr. Birdwell has been President of Houston Sunbelt Communities, L.C. in Houston, Texas, since 1993, which is engaged in subdivision and mobile home community development and sales.

Steven L. Groot, age 62, has served as a Director of the Company since 2006. Prior to his retirement in 2002, Mr. Groot served in various positions at Allstate Insurance Company in Northbrook, Illinois from 1970 to 2002, most recently as President of Direct Distribution and e-Commerce and as a member of Allstate’s Board of Directors.

Class III Directors

Harris R. Chorney, age 60, has been a Director of the Company since January 2009. Mr. Chorney is the Founding Principal of Holder & Wilcox, LLC, a retained executive search firm focusing on the human capital needs of the insurance industry that was founded in 2001. From 2000 to 2001, Mr. Chorney served as a Managing Director at KPMG Consulting and from 1983 to 2000 was Assurance Partner at KPMG LLP, serving as Partner-in-Charge of KPMG’s U.S. insurance practice. Mr. Chorney was also a member of KPMG’s International Insurance and U.S. Financial Services Leadership Committees from 1993 to 2000.

Thomas W. Mueller, age 57, has served as a Director of the Company since 1986. Mr. Mueller has been Vice President of Cardinal Industrial Insulation Co., Inc. in Louisville, Kentucky, since 1975, which is engaged in industrial insulation and asbestos and sound abatement.

EXECUTIVE OFFICERS

The following summarizes the business experience over the last five years of the Company’s Executive Officers, other than Mr. Crim, whose business experience is described above under ‘DIRECTORS.’

Mark W. Haushill, age 50, has served as Chief Financial Officer and Treasurer since September 2009. Prior to joining ASI, he served as Senior Vice President and Chief Financial Officer at Argo Group International from December 2000 to September 2009. Prior to Argo Group, Mr. Haushill served in the management of the Treasury Operations both at USAA and Titan Holdings, Inc. and in the audit practice at KPMG. Mr. Haushill has over 24 years of experience in property and casualty insurance. Mr. Haushill holds a certified public accountant certificate.

Ambuj Jain, age 51, has served as the Company’s Senior Vice President of U.S. Operations since 2008. He oversees underwriting and marketing for the U.S. product lines. Mr. Jain served as Vice President of Planning Operations Support from 2004 to 2008. Prior to joining ASI, he served as a Consultant to the Company’s Board and Executive Management from 1999 to 2004. Mr. Jain holds a Bachelor of Commerce degree from Allahabad University, a Master of Commerce degree from the University of Delhi, an MBA and a Ph.D. from SUNY at Buffalo.

Nicholas J. Pascall, age 39, has served as Chief Underwriting Officer of American Safety Reinsurance Ltd. since August 2008. Previously, Mr. Pascall was the head of casualty underwriting with Catlin Bermuda from 2003 to 2008, a class underwriter with Catlin Underwriting Agencies London from 1999 until 2002, an underwriter with CNA Re Chicago from 1998 to 1999 and an underwriter with CNA Re London from 1992 to 1998. Mr. Pascall has over 20 years of experience in the reinsurance industry.

Joseph D. Scollo, Jr., age 48, has served as Executive Vice President and Chief Operating Officer of the Company since January 2006. Mr. Scollo served as Executive Vice President of the Company since January 2003 and as Senior Vice President—Operations from 1998 until January 2003. Previously, Mr. Scollo served as Senior Vice President—Operations of United Coastal Insurance Company in New Britain, Connecticut from 1989 until 1998. Mr. Scollo has over 24 years of experience in the insurance industry. Mr. Scollo holds a certified public accountant certificate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Executive Officers and Directors and persons who beneficially own 10% or more of the registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities of the Company. SEC regulations require that Executive Directors, Officers and persons who beneficially own 10% or more of a registered class of equity securities furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Directors, Executive Officers and person who beneficially own 10% or more of a registered class of equity securities complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2011, except that each of the following individuals made one late filing: Messrs. Crim, Haushill, Scollo and Jain.

CORPORATE GOVERNANCE

Audit Committee of the Board of Directors

The Board of Directors has established an audit committee composed of independent directors that reviews the scope of the Company’s audit, pre-approves the services and fees of its independent accounting firm, recommends to the Shareholders the engagement of the independent registered public accounting firm, and reviews such firm’s reports. The audit committee operates pursuant to a written charter, a copy of which is available on our website, www.asih.bm in the “Committee Charting” subsection, under “Corporate Overview” in the “Investor Relations” section. The current members of the audit committee are Messrs. Brueggen, Chorney (chairman) and Groot. The Board of Directors has determined that each member of the audit committee is financially literate and independent as defined in the listing standards of the New York Stock Exchange. The Board of Directors has also determined that each of Mr. Brueggen, Mr. Chorney and Mr. Groot is qualified as an “audit committee financial expert” within the meaning of the SEC regulations, and therefore, meets the requirement under the New York Stock Exchange listing standards that at least one member of the audit committee have accounting or related financial management expertise.

The Company’s independent registered public accounting firm reports directly to the audit committee, which controls its engagement. The audit committee pre-approves the provision of all audit and non-audit related services by the Company’s independent registered public accounting firm and meets with management and the accounting firm at each audit committee meeting in separate executive sessions, if deemed necessary, to review the Company’s financial statements and significant findings based on the auditor’s review processes. The audit committee has also established a procedure for the confidential and anonymous reporting of concerns regarding questionable accounting or auditing matters. The audit committee held five meetings during 2011. The audit committee is responsible for reviewing the financial reports and other financial information provided by the Company to any governmental or other regulatory body and monitoring any public distribution or other uses thereof, reviewing the annual independent audit of the Company’s financial statements, reviewing the Company’s systems of internal accounting and financial controls and reviewing and monitoring the internal audit process and internal audit results. However, the audit committee is not responsible for planning or conducting the audit or for determining whether the Company’s financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Nor is the audit committee responsible for ensuring that the Company complies with all laws and regulations and its Code of Business Conduct and Ethics.

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

Below is a chart that summarizes the specific qualifications of each non-employee member of the Board of Directors, including the nominees for election at the 2012 Annual Meeting of Stockholders. An “X” in the chart indicates that person’s specific qualification or expertise upon which his or her Board service is based. The fact that a particular qualification is not marked does not mean that the person does not have that particular qualification or skill, just that the particular qualification or skill is not the area for which the Board relies on that person.

	Cody W. Birdwell	David V. Brueggen	Harris R. Chorney	Lawrence I. Geneen	Steven L. Groot*	Thomas W. Mueller*
High level of industry specific accounting and finance expertise		X	X		X
Audit Committee financial expert		X	X		X
Extensive knowledge of the insurance industry				X	X
Extensive construction and environmental industry knowledge and experience	X	X				X
Broad general business experience	X	X		X		X

*	Candidate for reelection at 2012 Annual Meeting of Stockholders

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

Compensation Discussion and Analysis

Compensation Committee. As described above, in “Item 10 Corporate Governance – Committees of the Board of Directors,” the Company has a Compensation Committee (the “Committee”) that currently consists of Messrs. Brueggen, Geneen (Chairman) and Mueller. The Committee operates pursuant to a written charter reviewed annually by the Committee and that is available on our website, www.asih.bm. The Board of Directors has determined that the members of the Committee are “non-employee Directors” (within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended), “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code) and “independent directors” (within the standards set forth by the New York Stock Exchange). In addition, no Committee member is a current or former employee of the Company or any of its subsidiaries. Generally, the Committee is responsible for reviewing and recommending to the Board of Directors matters regarding Executive compensation. The Committee generally meets quarterly, and on an as-needed basis.

General Philosophy. We compensate our senior management through a combination of base salary, bonus and equity compensation that we design to be competitive and to align our management’s incentives with the long-term interests of our Shareholders. The purpose of our compensation program generally is to develop and implement a fair, consistent and competitive program, which will attract, motivate and retain highly qualified talent. The Committee views the compensation program as a management tool that, through the setting of goals and objectives, encourages management to achieve or exceed the Company’s business objectives. In making compensation decisions, we establish target overall cash compensation and then allocate that compensation between base salary and bonus. We then determine what level, if any, of equity compensation is appropriate. At the senior management level, we design incentive compensation as an aid to retention of key employees and to reward company-wide performance by tying awards to the achievement of goals and objectives that relate to (i) our performance in such areas as growth and return on equity, (ii) individual performance and (iii) business unit performance, as discussed below under “- Annual Cash Bonuses” and “- Equity Compensation.” The compensation for each of our Named Executive Officers (“NEOs”) consists of a base salary, an annual bonus, restricted stock awards and other benefits and perquisites.

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

At our 2011 annual meeting of shareholders we asked our shareholders to approve, on a non-binding basis, our Executive compensation as disclosed in the proxy statement for that meeting. The shareholders approved our Executive compensation by a vote of 6,070,925 (96.8%) to 199,149 (3.2%), with 448,523 abstaining. While we were pleased with this vote of confidence, the Committee remains committed to continuous improvement in our compensation system.

Targeted Overall Compensation for 2011. The goal of our compensation programs is to fairly compensate our Executives in a manner to be competitive and to align our Executives’ incentives with the short term operational and financial success of the Company and the long-term interests of our stockholders. Our compensation programs are designed to support management’s goal of hiring, retaining and rewarding qualified Executives who embrace the Company’s mission of providing innovative insurance solutions for specialty risks in underserved markets and who are committed to providing continuing value to our stockholders. All of our compensation programs are strategy-focused, competitive and, where appropriate, may include supplemental and perquisite programs.

Base compensation generally is established at a level competitive with a defined peer group. Total direct compensation will be targeted at up to the 75th percentile when performance goals are achieved. In 2009, the Committee retained Lockton Benefits Group (“Lockton”) to perform certain consulting and advisory services with respect to the Company’s compensation practices. The peer data was prepared by Lockton Companies LLC and included information with respect to the following companies: American Physicians Capital Inc.; American Physicians Service Group, Inc.; Amerisafe Inc.; Amtrust Financial Services, Inc.; Baldwin & Lyons Inc.; Donegal Group Inc.; Eastern Insurance Holdings; Employers Holdings; First Mercury Financial Corp; FPIC Insurance Group Inc.; Hallmark Financial Services Inc.; Meadowbrook Insurance Group Inc.; Mercer Insurance Group Inc.; National Interstate Corp.; NYMagic Inc.; PMA Capital Corp.; Seabright Insurance Holdings Inc.; Specialty Underwriters Alliance, Inc.; Tower Group, Inc.; and United America Indemnity, Ltd. While the Company is not aware of any company that is identical in structure, size, lines of business and US and Bermuda operations, each of the companies included in the peer group is a small to mid-cap sized specialty insurer or reinsurer that has characteristics that Lockton and the Committee believe qualify them to be appropriate points of comparison. The goal of our compensation program is to fairly compensate our Executives in a manner to be competitive with comparable employers and to align our Executive’s incentives with the short-term operational and financial success of the Company and the long-term interests of the Company and its Shareholders.

Where appropriate, Executives will be selected to participate in the Company’s supplemental or perquisite programs, depending upon comparable data, retention value of the Executive and cost to the Company.

Our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated Executive Officers of the Company who received a combined salary and bonus in excess of $100,000 during 2011 (our “NEOs”) are Stephen R. Crim, Mark W. Haushill, Joseph D. Scollo, Jr., Ambuj Jain and Nicholas J. Pascall.

With respect to Stephen R. Crim, our President and Chief Executive Officer, we considered Mr. Crim’s responsibilities and his contributions to the Company’s operating results during his tenure in establishing his targeted overall compensation for 2011. The results of the 2009 advisory work by Lockton Companies, LLC noted above were taken into account in setting compensation levels for 2011. The Committee did not perform a formal survey of those peer or similar company levels, nor did the Committee retain a separate compensation consultant to advise us with respect to compensation levels for 2011. Rather we subjectively assessed the appropriate areas of compensation levels. We followed a similar process when establishing targeted compensation for our other NEOs, Joseph D. Scollo, Jr., our Executive Vice President and Chief Operating Officer, Mark W. Haushill, our Chief Financial Officer, Ambuj Jain, our Senior Vice President, and Nicholas J. Pascall, Vice President and Chief Underwriting Officer of our reinsurance subsidiary. The Chief Executive Officer reviews the other NEO’s performance and makes compensation recommendations to the Committee, which are reviewed by the Committee in light of the overall compensation and Company performance.

For 2011, the Company’s bonus plans relative to its NEOs are governed by the 2011 Executive Long-Term Incentive Plan (the “LTIP”) and the Production Underwriters Long-Term Incentive Plan (the “Underwriters LTIP”). See “2011 Executive Long-Term Incentive Plan” and “Production Underwriters Long-Term Incentive Plan,” below. The LTIP includes, NEOs Crim, Haushill, Scollo, and Jain. Mr. Pascall is included in Group 1 of the Underwriters LTIP. The Company’s bonus plans as they relate to each NEO has both corporate and personal performance goals established on an annual basis. Pursuant to the LTIP, bonuses for NEO’s are based 80% on the achievement of the corporate goals and 20% on the achievement of the particular NEO’s personal goals. The bonus plan incorporated in the Underwriters LTIP as it relates to Mr. Pascall includes group (80%) and personal (20%) goals established on an annual basis. The Board of Directors sets the corporate goals based on the budget. Mr. Crim, the CEO, works directly with the Committee and the other NEOs to formulate and approve applicable group goals and their respective personal goals at the beginning of the year and the Committee formulates and approves Mr. Crim’s personal goals. At the end of the year, Mr. Crim assesses the achievement of the group and personal goals with respect to the other NEOs and the Committee assesses the achievement of these goals with respect to Mr. Crim.

The goals are intended to reflect the attainment of targets that are primarily designed to further the objectives of the Company’s strategic plan, which is updated each year. For 2011 (the year covered by the 2012 proxy statement), the Board based 100% of the corporate component of the bonus plans on profitability, measured by the achievement of a return on equity target of 7% (the “2011 Annual Objective”).

Mr. Pascall, who has specific business unit oversight with respect to the Company’s Bermuda operations, focused primarily on achieving the 2011 Annual Objective by pursuing achievement of targeted gross written premium of $55.5 million, $7.1 million of earnings prior to expense allocations and a 98.8% combined ratio for the assumed reinsurance division. Mr. Haushill, as CFO, primarily focused on achieving the 2011 Annual Objective through developing and implementing a talent management process for the financial organization and developing a strategy for capital deployment and acquisition. Mr. Jain, as the Company’s Senior Vice President, focused primarily on achieving the 2011 Annual Objective by pursuing achievement of targeted gross written premium of $250.3 million, $(1.26) million of pre-tax earnings excluding investment income and a combined ratio for the U.S. business of 100.7%.

For the year ended December 31, 2011, the Company achieved a return on equity of 0%. As the return on equity goal was not achieved for 2011, none of the NEOs received a cash bonus with respect to 2011.

Base Salaries. The base salaries for our NEOs, Messrs. Crim, Haushill and Scollo, during the year ended December 31, 2011 include increases over prior salaries based on Company performance and achievement of individual goals and objectives. The base salary for Mr. Haushill was established by contract when he joined the Company in September 2009. In the case of each of Messrs. Jain and Pascall, base salary was established by considering his performance and contribution to the Company and his business responsibilities. These amounts reflect levels that we concluded were appropriate based on our general experience and considering compensation levels at our peer companies. Our base salaries are intended to be competitive with base salaries paid by other similar insurance companies to Executives with similar qualifications, experience and responsibilities, although we do not follow a formal practice in this regard. The Committee periodically discusses salary recommendations with the Chief Executive Officer with regard to other Company Executive Officers. These salary recommendations are generally based on an evaluation of the individual’s performance in the position held, the Company’s operating results, and the individual’s contribution to the Company’s operating results.

The compensation of our Chief Executive Officer, Stephen R. Crim, Executive Vice President and Chief Operating Officer, Joseph D. Scollo, Jr. and Chief Financial Officer, Mark W. Haushill, are governed in part by employment agreements, the material terms of which are more specifically described below under “—Employment Agreements.” These employment agreements provide for a minimum base salary of $408,233 for Mr. Crim, $345,000 for Mr. Scollo and $335,000 for Mr. Haushill, subject to annual review and adjustment. Compensation, including base salary and bonus opportunity for each of Messrs. Jain and Pascall was based on a determination by the Chief Executive Officer, discussed with and approved by the Committee. The base salaries for Messrs. Crim, Scollo, Haushill, Jain and Pascall in 2011 were $440,000, $407,516, $348,600, $272,038 and $381,326, respectively.

2011 Executive Long-Term Incentive Plan. In 2007, the Committee retained Lockton to review the Company’s compensation programs. Based on the results of this review, the Compensation Committee adopted the Long-Term Incentive Plans commencing with calendar year 2008. These plans are administered by our Human Resources Department, with input from the Chief Executive Officer and the Committee. In January 2011, the Committee adopted the 2011 Executive Long-Term Incentive Plan covering NEOs Crim, Haushill, Scollo and Jain.

The LTIP is designed to compensate and retain those Executives and key employees that contribute most to driving revenue and profitability. This philosophy represents a modification from prior year plans, which were more focused on title than revenue and profitability. NEOs, Crim, Haushill, Scollo and Jain are included in the LTIP and are eligible to receive restricted stock grants and annual performance-based cash bonus awards. Restricted stock awards are designed as an aid in retention of personnel and are not directly tied to performance. Restricted stock awards vest 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award.

The targeted incentive payouts for 2011 generally applicable to NEOs are based on meeting established targets, expressed as a percentage of the NEO’s base salary and include a 32% cash bonus for each NEO under the LTIP, a 40% restricted stock grant for Messrs. Crim and Scollo, and a 30% restricted stock grant for Messrs. Haushill and Jain. The targets are established each year. The Committee reserves the right to modify the bonus payout based on extraordinary circumstances and/or exceptional performance.

The cash bonus portion of the LTIP is designed to reward short term performance, and is distributed based on a combination of achieving annual financial targets and established qualitative goals. For 2011, our financial target was based 100% on profitability, as measured by pre-tax earnings and return on equity. In addition to the financial target, a portion of the bonus is based upon achievement of other personal and qualitative goals established annually. Under the LTIP, NEOs receive 80% of their cash bonus based on the corporate financial target and 20% of their cash bonus based on meeting certain personal and qualitative goals.

Under the LTIP, to reward NEOs for achieving optimal results, leverage ratios apply to the cash bonus amounts for exceeding or missing financial targets. The following leverage ratios apply to the cash bonus portion under the LTIP:

% ACHIEVED OF TARGET	LEVERAGE RATIO
120%	150%
110%	120%
100%	100%
90%	50%

The following table provides an overview of the total incentive compensation under the LTIP, consisting of cash bonus and restricted stock awards, which participants may receive depending on the level of achievement of established targets. For example, if 100% of the target is achieved, NEOs would receive a cash bonus of 32% of salary. Messrs. Crim and Scollo would receive a restricted stock award equal to 40% of salary. Messrs. Haushill and Jain would receive a restricted stock award equal to 20% of salary. As a result, Messrs. Crim and Scollo would receive total incentive compensation under the LTIP of 70% of salary and Messrs. Haushill and Jain would receive total incentive compensation of 52% of salary.

NEO RECIPIENT	TARGET BONUS	BONUS AT 110% OF TARGET	BONUS AT 120% OF TARGET	BONUS AT 90% OF TARGET
Crim Scollo	70%	78.4%	88%	56%
Haushill Jain	52%	58.4%	68%	36%

Note that the information in the table above represents the total incentive compensation, including cash and restricted stock, and is expressed as a percentage of the NEO’s base salary.

Production Underwriters Long-Term Incentive Plan. The Compensation Committee adopted the Underwriters LTIP in order to more closely tie incentives for production underwriters to the long term profitability of the participating underwriter’s respective product line. Under the Underwriters LTIP as in effect for 2011, Mr. Pascall is in Group 1 of the Underwriters LTIP. Mr. Pascall would receive a Restricted Stock Award equal to 20% of his salary. Restricted Stock Awards are designed as an aid in retention of underwriting personnel and are not directly tied to performance. Restricted stock awards vest 25% on each of the first and second anniversaries of the award, with the final 50% vesting on the third anniversary of the award.

Participants in the Underwriters LTIP are eligible to receive a cash bonus equal to a share of the underwriting profits, as defined in the Underwriters LTIP, of their respective product line. An amount equal to 6% of the 2011 underwriting profits of the applicable product line is placed in a pool. The percentage of the bonus pool that is distributed is determined by meeting certain levels of return on equity levels by the Company, as follows:

2011 COMPANY ROE	% OF POOL DISTRIBUTED
7% or higher	100%
5.8%	80%
5% or lower	70%

The percentage of the pool to be distributed will be adjusted on a pro-rata basis if the return on equity results fall between the indicated levels.

After December 31st and before March 15th of each subsequent calendar year until the end of the vesting period (outlined below), the 2011 underwriting profit will be recalculated based on updated gross ultimate accident year loss and LAE incurred (including IBNR as established by the Company). Any change in the underwriting profit from the updated calculation will adjust the bonus pool and the bonus pool account for each participant. The adjustment to each applicable participant will be in the same ratio as the original distribution.

To the extent that there is a downward adjustment to the business unit bonus pool as a result of lower underwriting profit for that unit, any current or future potential payouts applicable to the original 2011 bonus pool will be offset to the extent of previously overpaid amounts. Concurrently, if the business unit bonus pool is increased as a result of improved underwriting profit, such increased amount will be added to the bonus pool account for each applicable participant in the same ratio as the original distribution in accordance with the established vesting schedule below.

In order to reward performance over the long-term, the payout of the bonus pool account (as adjusted from time to time) is subject to a vesting schedule. Vesting will occur on December 31 of each calendar year starting on December 31, 2011 as set out below. Vested amounts will be paid by March 15th of the subsequent calendar year in which vesting occurs. The vesting period for the payout of the bonus pool is four years, with 50% of the bonus payable in year 1, 20% payable in each of years 2 and 3, with the balance of 10% payable in year 4.

Annual Cash Bonuses. For 2011, each NEO was eligible for an annual cash bonus under the LTIP or Underwriters LTIP, as applicable. Cash bonus awards to our NEOs under the LTIP and Underwriters LTIP for 2011 are based on the achievement of goals and objectives established by the Committee which relate to (i) our profitability measured by return on equity, (ii) individual performance, and (iii) in Mr. Jain’s and Mr. Pascall’s case, group performance. As management responsibility increases, the bonus potential increases and goals and objectives are more heavily weighted toward overall Company performance. The goals and objectives were established by the Committee in January 2011 and consisted of a target for profitability measured by pre-tax income and return on equity. The Committee established goals and objectives for 2012 in March 2012. These goals and objectives for 2012 are similar to those established for 2011, with components for return on equity and pre-tax earnings.

For the year ended December 31, 2011, no NEO received a cash bonus.

Equity Compensation. The Committee believes strongly that equity-based awards are an integral part of total compensation for employees with significant responsibility for our long-term results. As part of our compensation program, in 2011 each NEO was eligible for a restricted stock award pursuant to the LTIP or the Underwriters LTIP, as applicable.

All equity awards granted under the LTIP and Underwriters LTIP are issued under the Company’s 2007 Incentive Stock Plan (the “2007 Plan”) approved by our Shareholders in June 2007. The 2007 Plan is intended to further the interests of the Company and its Shareholders by attracting, retaining and motivating Officers, employees, consultants and advisors to participate in the long-term development of the Company through stock ownership and is the successor plan to the 1998 Incentive Stock Option Plan (the “1998 Plan”). The 2007 Plan defines the incentive arrangements for eligible participants and authorizes the granting of incentive stock options, nonqualified options, restricted stock awards and other forms of equity compensation, which may be made subject to the discretion of the Committee and, for annual awards, are generally made in conjunction with the achievement of the goals and objectives detailed in the LTIP and Underwriters LTIP as discussed above. The Committee is authorized to determine the terms and conditions of all option grants, subject to the limitations set forth in the 2007 Plan. In accordance with the terms of the 2007 Plan, for options, the option exercise price per share will not be less than the fair market value of the common shares on the date of grant, the term of any options granted may be no longer than ten years and there may or may not be a vesting period before any recipient may exercise any of those options. The rights of recipients receiving stock options generally vest equally over three years, beginning with the first anniversary date of grant, although options granted may cliff vest on the third anniversary of the grant date. All options expire ten years from the date of grant, unless sooner exercised. However, in some instances, particularly with initial option grants to new key employees, the options vest 100% on the fifth anniversary of the grant date. Generally, the vesting of options issued under either the 1998 Plan or the 2007 Plan is accelerated in the event of a change in control of the Company.

With the exception of significant promotions and new hires, we generally make these types of awards at a meeting of the Committee each year following the availability of the financial results for the prior year and prior to March 15. The 2011 grant awards were determined at the Committee’s meeting on March 8, 2011, with a grant date of March 14, 2011. This timing was selected because it enabled the Committee to consider the Company’s prior year performance, the performance of the potential recipients and our expectations for future years. The Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. During the year ended December 31, 2011, a total of 272,081 shares of restricted stock, valued at $5,128,726, were granted under the 2007 Plan.

Pursuant to their employment agreements, each of Messrs. Crim, Haushill and Scollo is eligible to participate in all Company equity plans. Under the LTIP and Underwriters LTIP, all NEOs are eligible to receive awards under the 2007 Plan. In 2011 pursuant to the LTIP and Underwriters LTIP, Messrs. Crim, Haushill, Scollo, and Jain were granted Restricted Stock Awards valued at $173,795, $101,842, $158,811, $78,664, respectively, under the 2007 Plan. Each of these awards vests 25% on the first anniversary of the award, 25% on the second anniversary of the award and 50% on the third anniversary. On July 29, 2011, Messrs. Crim, Haushill, Scollo, Jain and Pascall received special Restricted Stock Awards valued at $1,125,000, $937,500, $1,125,000, $187,500 and $187,500, respectively, which cliff vest on the fifth anniversary date based on achievement of book value per share of $40.50. In addition, Mr. Pascall received a Restricted Stock Award valued at $47,500 on August 3, 2011, in connection with his taking over as head of our Bermuda reinsurance operation.

Severance Benefits. We believe that companies should provide reasonable severance benefits to certain of their employees. With respect to senior management, these severance benefits should reflect the fact that it may be difficult for employees to find comparable employment within a short period of time. They should also disentangle the Company from the former employee as soon as possible. We do not have a general severance plan in place but severance benefits for certain of our NEOs are detailed in their respective employment agreements, as detailed in the section entitled “Potential Payments Upon Termination or Change In Control.”

Retirement Plans. The Company offers its employees a “safe harbor 401(k) plan” (the “401(k) Plan”). All employees are eligible to participate in the 401(k) Plan. Participants in the 401(k) Plan may elect to defer up to 92% of their compensation each year in lieu of receiving such amount in cash. However, a participant’s total deferral each year is subject to dollar limitations that are set by law. For 2011 the limit was $16,500. This limit may be increased for cost of living changes. In addition, participants over age 50 may elect to defer additional amounts, referred to as catch-up contributions, of up to $5,500 in 2011. In order to maintain the safe harbor status of the 401(k) Plan, the Company contributes the total amount of each participant’s salary deferrals each Plan Year and makes a safe harbor matching contribution equal to 100% of the participant’s salary deferrals that do not exceed 3% of the participant’s compensation and 50% of the amount between 3% and 5% of the compensation. A participant is always 100% vested in amounts attributable to his or her salary deferrals and in the contributions.

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

Perquisites and Other Benefits. The Committee annually reviews the perquisites that senior management receives. The primary perquisites for senior management are the payment of a monthly car allowance and the payment of annual insurance premiums. Mr. Pascall receives a housing allowance as is typical in the Bermuda market. The Committee believes that these perquisites are modest and appropriate.

Senior management also participates in the Company’s other benefit plans on the same terms as other employees. These plans include medical and dental insurance and life insurance.

The value of perquisites and other benefits received by our NEOs for 2011 are shown in the Summary Compensation Table under the heading of “All Other Compensation.”

Stock Ownership Guidelines. The Company does not have established stock ownership guidelines for any of its Officers. The Company believes that its awards under the LTIP sufficiently align the interests of its Officers with those of its Shareholders.

Employment Agreements. Stephen R. Crim is employed by the Company as its Chief Executive Officer pursuant to an employment agreement dated August 1, 2007, as amended and restated August 9, 2011 (the “Crim Agreement”). The Crim Agreement provides for an initial term of three years, with automatic one year extensions unless either party gives notice of non-renewal at least 120 days prior to the expiration of the initial or then current renewal term. The Crim Agreement provides for a base salary, which may be increased pursuant to a merit increase at each annual performance evaluation. In addition, Mr. Crim is eligible to receive an annual cash bonus, in an amount to be determined by the Board of Directors, pursuant to the Company’s LTIP. Mr. Crim is also eligible to participate in all Company equity plans, including the 2007 Plan. The Crim Agreement provides for a monthly automobile allowance of $1,000, up to $25,000 per year in reimbursement of the premium cost of a universal life insurance policy or other mutually agreeable similar instrument on Mr. Crim’s life and reimbursement of the premium cost of a supplemental long-term disability policy.

Joseph D. Scollo, Jr. is employed by the Company as its Executive Vice President and Chief Operating Officer pursuant to an employment agreement dated August 1, 2007, as amended and restated August 9, 2011 (the “Scollo Agreement”). With the exception of salary levels, the Scollo Agreement is substantially identical to the Crim Agreement.

Mark W. Haushill is employed by the Company as its Chief Financial Officer pursuant to an employment agreement effective as of September 8, 2009, as amended and restated August 9, 2011 (the “Haushill Agreement”). With the exception of salary levels, the Haushill Agreement is substantially identical to the Crim Agreement.

Under their respective employment agreements, each of Messrs. Crim, Haushill and Scollo (the “Executives”) have agreed not to reveal, divulge, or disclose any confidential information and will not use or make use of any confidential information during the employment period plus the longer period of 12 months from termination or the end of each applicable severance period (the “Restricted Period”). Additionally, the Executives have each further agreed not to transmit or disclose any trade secret or make use of any such trade secret for the benefit of himself or for any other person without the prior written consent of the Company at any time throughout the terms of the employment agreements and after termination of the employment agreements. The Executives have also agreed not to solicit or induce any protected employees to terminate their employment relationship with the Company or to enter into employment with any other person during the Restricted Period. Each of the Executives has each agreed not to solicit, divert, take away or attempt to solicit, divert or take away any of the Company’s protected customers with whom they may have had contact on the Company’s behalf during the twelve (12) months immediately preceding the termination without the Company’s prior written consent. The Executives will not seek or obtain a competitive position in the restricted territory with a competitor during the Restricted Period without the prior written consent of the Company.

Each of the respective employment agreements also provides for certain termination provisions for Messrs. Crim, Haushill and Scollo, which are discussed further in the section entitled “Potential Payments Upon Termination or Change In Control.”

Executive Compensation

The following table sets forth information regarding the annual compensation paid our NEOs for services rendered to the Company during the years ended December 31, 2009, 2010 and 2011:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (5) (e)	Option Awards ($)(2) (f)	All Other Compensation ($)(3) (i)	Total ($) (j)
Stephen R. Crim	2011	440,000	—	1,301,000	—	48,009	1,789,009
CEO/President	2010	435,000	184,800	173,814	—	55,142	848,756
	2009	420,000	168,000	962,404	146,998	47,973	1,745,375
Joseph D. Scollo, Jr.	2011	407,516	—	1,289,006	—	48,783	1,745,305
COO/Exec. VP	2010	397,009	168,007	158,811	—	42,166	765,993
	2009	385,163	155,195	643,794	135,793	42,837	1,362,782
Mark W. Haushill(4)	2011	348,600	—	1,042,847	—	17,951	1,409,398
CFO	2010	339,447	153,418	101,842	—	16,880	611,587
	2009	105,439	55,275	199,748	224,286	6,961	591,709
Guy Cloutier(6)	2011	266,667	—	—	—	838,393	1,105,060
Senior VP	2010	400,000	250,000	—	—	244,392	894,392
	2009	383,333	135,000	133,195	100,000	241,807	993,335
Ambuj Jain	2011	272,038	—	551,345	—	75,475	898,858
Senior VP	2010	256,655	104,882	78,661	—	9,800	449,998
	2009	237,504	96,002	205,377	59,741	9,663	608,287
Nicholas J. Pascall(7)	2011	381,326	—	315,000	—	201,246	897,572
VP	2010	365,068	95,093	—	—	203,298	663,459
	2009	355,276	120,035	53,553	88,871	204,874	822,609

(1)	The 2009 awards include special restricted stock awards for Messrs. Crim, Scollo, Haushill, Cloutier and Jain valued at $878,400.00, $585,600.00, $183,000.00, $73,200.00 and $183,000.00, respectively, under the 2007 plan.
(2)	“Option Awards” dollar amount is calculated by using the fair market value of the option on the dates of grant as described in Note 14 to the Consolidated Financial Statements in the Company’s Annual Report to Shareholders as of December 31, 2009, 2010 and 2011 respectively.
(3)	“All Other Compensation” includes amounts paid for car allowances, the Company’s contribution to each individual’s 401(k) plan (in the case of Mr. Cloutier, his pension plan), amounts expended for annual insurance premiums and other perquisites, amounts for spouses’ air travel, taxes in connection with the Employee Stock Purchase Plan (in case of Mr. Cloutier, the employee portion of Bermuda employment taxes and social insurance paid by the Company) and, in the case of Mr. Cloutier, a housing allowance. The specific components are shown in the All Other Compensation table.
(4)	Mr. Haushill joined the Company on September 8, 2009.
(5)	The 2011 awards include special restricted stock awards for Messrs. Crim, Haushill, Scollo, Jain and Pascall valued at $1,125,000, $937,500, $1,125,000, $187,500 and $187,500, respectively, under the 2007 plan. Mr. Pascall received an additional award on August 3, 2011, valued $47,500.
(6)	Mr. Cloutier resigned from the Company effective September 30, 2011
(7)	Mr. Pascall became head of our Bermuda reinsurance operation as of September 30, 2011.

ALL OTHER COMPENSATION TABLE

Named Executive Officer	Year	Car Allowance ($)	401(k) Contributions ($)	Payments for Annual Insurance Premiums ($)	Spousal Air Travel ($)	Housing Allowance ($)	Misc. ($)
Stephen R. Crim	2011	12,000	9,800	25,000	1,209	—	—
	2010	12,000	9,800	25,000	1,212	—	7,130
	2009	12,000	9,800	25,000	1,173	—	—
Joseph D. Scollo, Jr.	2011	9,000	9,800	26,446	3,537	—	—
	2010	9,000	9,800	22,319	1,047	—	—
	2009	9,000	9,800	22,218	1,819	—	—
Mark W. Haushill	2011	6,000	9,800	—	2,151	—	—
	2010	6,000	9,800	—	1,080	—	—
	2009	2,000	—	3,750	1,211	—	—
Guy Cloutier(1)	2011	—	70,000	20,060	—	120,000	628,333
	2010	—	40,000	24,392	—	180,000	—
	2009	—	38,333	23,474	—	180,000	—
Ambuj Jain(2)	2011	—	9,800	—	760	—	64,915
	2010	—	9,800	—	—	—	—
	2009	—	9,663	—	—	—	—
Nicholas J. Pascall(3)	2011	—	38,133	13,113	—	150,000	—
	2010	—	36,507	16,791	—	150,000	—
	2009	—	35,528	19,346	—	150,000	—

(1)	Includes amount paid by the Company into a pension fund on behalf of Mr. Cloutier and severance amounts paid. Mr. Cloutier resigned from the Company effective September 30, 2011.
(2)	Payment in lieu of a stock award.
(3)	Amount paid by the Company into a pension fund on behalf of Mr. Pascall. Mr. Pascall became head of our Bermuda reinsurance operation on September 30, 2011.

Grants of Plan-Based Awards

The following table sets forth information with respect to the stock options granted to the NEOs during the years ended December 31, 2009, 2010 and 2011:

GRANTS OF PLAN BASED AWARDS

								All	All
								Other	Other		Grant
								Stock	Option		Date
								Awards:	Awards:	Exercise	Fair
								Number	Number	or	Value of
		Estimate Future Payouts			Estimated Future Payouts			of	of	Base	Stock
		Under Non-Equity Incentive			Under Equity Incentive			Shares	Securities	Price of	And
		Plan Awards			Plan Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Stephen R. Crim	3/11/2009	84,000	168,000	252,000	—	—	—	9,231	26,439	9.10	5.56
	3/5/2010	86,999	173,999	260,999	4,021	8,042	16,083	65,738	—	14.64	9.14
	3/14/2011	—	—	—	—	—	—	8,908	—	19.51	—
	7/29/2011	—	—	—	—	—	—	60,000	—	18.75	—
Joseph D. Scollo, Jr.	3/11/2009	77,032	154,065	231,097	—	—	—	6,209	18,040	9.10	5.56
	3/5/2010	79,401	158,803	238,205	3,714	7,428	14,857	43,975	—	14.64	9.14
	3/14/2011	—	—	—	—	—	—	8,140	—	19.51	—
	7/29/2011	—	—	—	—	—	—	60,000	—	18.75	—
Mark W. Haushill	9/8/2009	—	—	—	—	—	—	—	20,000	16.07	9.82
	3/5/2010	67,889	135,778	203,668	762	1,525	3,051	1,144	—	14.64	9.14
	3/14/2011	—	—	—	—	—	—	5,220	—	19.51	—
	7/29/2011	—	—	—	—	—	—	50,000	—	18.75	—
Guy Cloutier(1)	3/11/2009	76,666	153,333	230,000	—	—	—	6,181	16,862	9.10	5.56
	3/5/2010	76,666	153,333	230,000	2,735	5,470	10,941	4,098	—	14.64	9.14
	3/14/2011	—	—	—	—	—	—	—	—	—	—
Ambuj Jain	3/11/2009	—	—	—	—	—	—	3,791	—	9.10	5.56
	3/5/2010	—	—	—	—	—	—	14,959	—	14.64	9.14
	3/14/2011	—	—	—	—	—	—	4,032	—	19.51	—
	7/29/2011	—	—	—	—	—	—	25,000	—	18.75	—
Nicholas J. Pascall(2)	3/11/2009	—	—	—	—	—	—	3,846	—	9.10	5.56
	3/5/2010	—	—	—	—	—	—	3,658	—	14.64	9.14
	7/29/2011	—	—	—	—	—	—	10,000	—	18.75	—
	8/3/2011	—	—	—	—	—	—	2,500	—	19.00	—

(1)	Mr. Cloutier resigned from the Company effective September 30, 2011.
(2)	Mr. Pascall became head of our Bermuda reinsurance operation on September 30, 2011

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the outstanding option and stock awards held by the NEOs as of December 31, 2011:

	Option Awards						Stock Awards
	Number Of Securities Underlying Unexercised Options (#)	Number Of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable		(#)	Price	Date	(#)	($)(3)
Stephen R. Crim
CEO/President	12,000	—		—	6.75	1/30/13	—	—
	95,000	—		—	8.57	6/19/13	—	—
	18,000	—		—	13.67	1/21/14	—	—
	10,000	—		—	16.40	3/15/16	—	—
	10,000	—		—	19.05	3/15/17	—	—
	10,000	—		—	17.95	3/4/18	—	—
	8,455	—		—	17.95	3/4/18	—	—
	17,626	8,813		—	9.10	3/11/19	4,615	100,376
	5,361	10,722		—	14.64	3/5/20	64,304	1,398,612
	—	—		—	—	3/14/21	8,908	193,749
	—	—		—	—	7/29/21	60,000	1,305,000
Joseph D. Scollo, Jr.
COO/Exec. VP	11,000	—		—	6.75	1/30/13	—	—
	50,000	—		—	8.57	6/19/13	—	—
	12,000	—		—	13.67	1/21/14	—	—
	7,500	—		—	16.40	3/15/16	—	—
	7,500	—		—	19.05	3/15/17	—	—
	7,500	—		—	17.95	3/4/18	—	—
	—	6,946		—	17.95	3/4/18	—	—
	15,268	7,904		—	9.10	3/11/19	3,105	67,534
	4,952	9,905		—	14.64	3/5/20	42,981	934,837
	—	—		—	—	3/14/21	8,140	177,045
	—	—		—	—	7/29/21	60,000	1,305,000
Mark W. Haushill
CFO	—	20,000	(2)	—	16.07	9/8/19	—	—
	1,017	2,034	(1)	—	14.64	3/5/20	13,358	290,537
	—	—		—	—	3/14/21	5,220	113,535
	—	—		—	—	7/29/21	50,000	1,087,500
Guy Cloutier(4)
Sr. Vice President	5,000	—		—	19.55	9/17/17	—	—
	2,500	—		—	17.95	3/4/18	—	—
	10,971	—		—	14.64	3/5/20	—	—
Ambuj Jain
Senior Vice President	10,000	—		—	13.77	7/27/14	—	—
	4,000	—		—	16.40	3/15/16	—	—
	4,000	—		—	19.05	3/15/17	—	—
	4,000	—		—	17.95	3/4/18	—	—
	6,895	3,447		—	9.10	3/11/19	1,895	41,216
	2,188	4,377		—	14.64	3/5/20	14,344	311,982
	—	—		—	—	3/14/21	4,032	87,696
	—	—		—	—	7/29/21	25,000	543,750
Nicholas J. Pascall(5)
Vice President	—	4,196		—	9.10	3/11/19	1,923	41,825
	3,255	6,511		—	14.64	3/5/20	2,743	59,660
	—	—		—	—	8/3/21	2,500	54,375
	—	—		—	—	7/29/21	10,000	217,500

(1)	The options have a three-year vesting schedule, pursuant to which the shares underlying the options shall vest in one-third increments on each of the first three anniversaries from the date of grant.
(2)	The options cliff vest on the fifth anniversary from the date of grant.
(3)	Closing price on December 30, 2011, was $21.75.
(4)	Mr. Cloutier resigned from the Company effective September 30, 2011.
(5)	Mr. Pascall became head of our Bermuda reinsurance operation on September 30, 2011.

Option Exercises and Stock Vested

The following table sets forth the options exercised and stock vested by the NEOs during the year ended December 31, 2011:

OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Stephen R. Crim	20,000	$255,400	2,340	$48,368
CEO/President	—	—	2,307	$47,009
	—	—	1,434	$29,641
Joseph D. Scollo, Jr.	12,000	$156,600	1,441	$29,796
COO/Exec. VP	—	—	1,552	$31,619
	—	—	993	$20,525
Mark W. Haushill	—	—	286	$5,911
CFO	—	—	—	—
Guy Cloutier(1)	11,241	$132,981	975	$20,153
Senior VP	—	—	1,545	$31,476
	—	—	1,024	$21,166
	—	—	3,091	$56,874
	—	—	3,073	$56,543
Ambuj Jain	—	—	878	$18,138
Senior VP	—	—	948	$19,306
	—	—	614	$12,691
Nicholas J. Pascall(2)	8,394	76,973	3,516	$72,666
VP	—	—	961	$19,586
	—	—	914	$18,892

(1)	Mr. Cloutier resigned from the Company effective September 30, 2011.
(2)	Mr. Pascall became head of our Bermuda reinsurance operation on September 30, 2011.

Pension Benefits

The Company does not have or provide any supplemental Executive retirement plan or similar plan that provides for specified retirement payments or benefits with the exception of Mr. Pascall.

The Company makes an annual contribution to Mr. Pascall pension equal to 10% of his annual salary.

Nonqualified Deferred Compensation

The Company does not have or provide any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change In Control

There are no specified payments accruing to the benefit of Mr. Pascall upon such termination as a result of a contract, agreement, plan or arrangement between Mr. Pascall and the Company. Because of their employment agreements, Messrs. Crim, Scollo and Haushill are eligible for certain benefits in the event of termination of their employment as more specifically discussed below. Mr. Jain is party to a Change in Control Agreement, dated April 1, 2008, that provides for the payment of 12 months of salary and 12 months of COBRA coverage if he is terminated other than for cause in connection with or within 24 months after a Change in Control. The amount of potential payments to each such NEO is dependent upon the nature of the termination as discussed below. The amounts of potential payments as referenced in the table assume that such triggering event was effective as of December 31, 2011. The actual amounts to be paid out upon termination or change in control can only be determined at the time of such event.

For purposes of this discussion, “Executive” refers to each of Messrs. Crim, Haushill and Scollo and:

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

Each of the NEOs also has stock option agreements, in which their options vest ratably over a 3 year period (the “3 Year Option Agreements”). Under the 3 Year Option Agreements, the NEOs are only entitled to the options which have vested at the time of termination due to death or disability. However, pursuant to their contracts, as discussed above, certain 3 Year Options held by Messrs. Crim, Scollo, Haushill and Hutto will become fully vested and exercisable upon certain terminations.

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

The following tables set forth the estimated potential payments that would be made to each of the NEOs upon termination or change in control as described above, assuming termination of employment or the change in control took place on December 31, 2011:

Prior to or More Than 24 Months after a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Poor Performance, Cause or Disability; Termination by Executive for Good Reason Expiration of Executive’s Employment Period ($)	Termination for Poor Performance ($)
Stephen R. Crim	Payment(1)	678,333	458,333
	Bonus(2)	140,800	—
	COBRA(3)	27,196	27,196
	Restricted Stock Awards(4) (5)	2,997,737	180,014
	Options(5) (6)	2,176,972	2,138,856
	Total	6,021,181	2,804,399
Joseph D. Scollo, Jr.	Payment(1)	628,254	424,496
	Bonus(2)	130,405	—
	COBRA(3)	26,947	26,947
	Restricted Stock Awards(4) (5)	2,484,416	133,409
	Options(5) (6)	1,441,820	1,399,780
	Total	4,705,011	1,984,632
Mark W. Haushill	Payment(1)	537,425	363,125
	Bonus(2)	111,552	—
	COBRA(3)	26,947	26,947
	Restricted Stock Awards(4) (5)	1,491,572	34,604
	Options(5) (6)	135,292	21,693
	Total	2,302,788	446,369
Ambuj Jain	Payment(1)	419,392	283,373
	Bonus(2)	87,052	—
	COBRA(3)	17,218	17,218
	Restricted Stock Awards(4) (5)	984,644	76,489
	Options(5) (6)	304,703	289,147
	Total	1,802,210	655,427
Nicholas J. Pascall(7) (8)	Payment	—	—
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards(4) (5)	373,360	93,340
	Options	176,619	99,372
	Total	536,038	189,227

(1)	The dollar amounts are calculated assuming a termination date of December 31, 2011, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo and Haushill would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2011 pursuant to the terms of their respective employment agreements.
(2)	The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)	The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which was $1,510.89 (Crim), $1,497.07 (Scollo), $1,497.07 (Haushill), $956.56 (Jain) per month as of December 31, 2011.
(4)	Restricted stock awards were granted on March 11, 2009, March 5, 2010, March 14, 2011 and July 29, 2011. Mr. Pascall received an additional award on August 3, 2011.
(5)	The options and award dollar amount is calculated based on the closing stock price of the Company of $21.75 on December 30, 2011.
(6)	The option dollar amount under ‘Termination for Poor Performance’ is calculated assuming the Committee has approved and allowed the vesting of such unvested during the 12 month period as described above.

(7)	Employment will be subject to 3 month’s written notice of termination in writing on either side, notwithstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement.

B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(8)	Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to his home country.

After or in Connection with a Change in Control
Named Executive Officer	Type of Payment	Termination by Company other than for Cause or Disability; Termination by Employee for Good Cause ($)
Stephen R. Crim	Payment(1)	1,338,333
	Bonus(2)	140,800
	COBRA(3)	27,196
	Restricted Stock Awards(4) (5)	2,997,737
	Options(5)	2,176,972
	Total	6,681,181
Joseph D. Scollo, Jr.	Payment(1)	1,239,528
	Bonus(2)	130,405
	COBRA(3)	26,947
	Restricted Stock Awards(4) (5)	2,484,416
	Options(5)	1,441,820
	Total	5,316,285
Mark W. Haushill	Payment(1)	1,060,325
	Bonus(2)	111,552
	COBRA(3)	26,947
	Restricted Stock Awards(4) (5)	1,491,572
	Options(5)	135,292
	Total	2,825,688
Ambuj Jain	Payment(1)	827,449
	Bonus(2)	87,052
	COBRA(3)	17,218
	Restricted Stock Awards(4) (5)	984,644
	Options(5)	304,703
	Total	2,210,267
Nicholas J. Pascall(6) (7)	Payment	—
	Bonus	—
	COBRA	—
	Restricted Stock Awards(4) (5)	373,360
	Options	176,619
	Total	536,038

(1)	The dollar amounts are calculated assuming a termination date of December 31, 2011, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo and Haushill would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2011 pursuant to the terms of their respective employment agreements.
(2)	The bonuses are calculated assuming the maximum percentage allowable pursuant to each of the employment agreements.
(3)	The amounts represented are the premiums for equivalent or similar major medical coverage for which each employee is currently enrolled, which were $1,510.89 (Crim), $1,497.07 (Scollo), $1,497.07 (Haushill), $956.56 (Jain) per month as of December 31, 2011.
(4)	Restricted stock awards were granted on March 11, 2009, March 5, 2010, March 14, 2011 and July 29, 2011 to each of the individuals. Mr. Pascall received an additional award on August 3, 2011.
(5)	The options and award dollar amount is calculated based on the closing stock price of the Company of $21.75 on December 30, 2011.

(6)	Employment will be subject to 3 month’s written notice of termination in writing on either side, notwithstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement

B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(7)	Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to his home country.

Due to Disability, Cause or Voluntary Termination without Good Reason
Named Executive Officer	Type of Payment	Termination due to Death, Disability or Retirement ($)	Termination for Cause or Voluntary Termination without Good Reason ($)
Stephen R. Crim	Payment(1)	18,333	18,333
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards	—	—
	Options(2)	1,989,397	—
	Total	2,007,730	18,333
Joseph D. Scollo, Jr.	Payment(1)	16,980	16,980
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards	—	—
	Options(2)	1,271,410	—
	Total	1,281,559	16,980
Mark W. Haushill	Payment(1)	14,525	14,525
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards	—	—
	Options(2)	135,293	—
	Total	21,755	14,525
Ambuj Jain	Payment(1)	11,335	11,335
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards	—	—
	Options(2)	219,178	—
	Total	230,513	11,335
Nicholas J. Pascall(3) (4)	Payment	—	—
	Bonus	—	—
	COBRA	—	—
	Restricted Stock Awards	—	—
	Options(2)	23,143	—
	Total	23,143	—

(1)	The dollar amounts are calculated assuming a termination date of December 31, 2011, and taking into consideration the Company’s pay period which is on a semi-monthly basis (which is the 15th and the last day of the month). Messrs. Crim, Scollo and Haushill would be entitled to the amount accrued to the termination date which, in this case, would be the amounts accrued from the 16th to the 31st of December 2011 pursuant to the terms of their respective employment agreements.
(2)	The dollar amount is calculated based on the closing stock price of the Company of $21.75 on December 30, 2011.
(3)	Employment will be subject to 3 month’s written notice of termination in writing on either side, notwithstanding the foregoing:

A) The period of notice may be waived either in whole or partly by mutual agreement

B) Payment in lieu of notice may be given at the Company’s discretion.

C) The Company may terminate employment forthwith in the event the employee commits any act or gross default, serious misconduct, dishonesty, or fraud resulting in serious harm or injury either to the reputation or business of the Company.

(4)	Upon termination of employment, should the employee not secure alternative employment in Bermuda, the Company may, at its sole discretion, reimburse the employee in an amount not to exceed $20,000 for the actual costs the employee incurs, and which could not be reimbursed by any other source, for the employee’s relocation back to his home country.

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

Compensation Committee Interlocks and Insider Participation

The compensation Committee is made up of non-employee Directors who have never served as Executive Officers of the Company. It consisted of Messrs. Geneen and Mueller and Ms. Hirsch through May 11, 2011 and Messrs. Geneen, Groot and Mueller subsequently. During 2011, none of the Company’s Executive Officers served on the Board of Directors of any entities whose Directors or Officers serve on the Company’s compensation Committee.

COMPENSATION COMMITTEE REPORT

The compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Lawrence I. Geneen, Chairman

David V. Brueggen

Thomas W. Mueller

Director Compensation

	Fees
	Earned
	Or
	Paid In	Stock	All Other
	Cash	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)
Cody W. Birdwell	42,500	47,500	—	90,000

David V. Brueggen	62,500	47,500	8,511	118,511

Harris Chorney	55,000	47,500	14,792	117,292

Stephen R. Crim (3)	—	—	—	—

Lawrence I. Geneen	46,500	47,500	7,142	101,142

Steven L. Groot	51,250	47,500	10,010	108,760

Thomas W. Mueller	37,000	47,500	6,320	90,820

(1)	These amounts represent all fees earned for service as a Director during 2011. The non-employee Directors received the following compensation for their services as a Director. The Directors’ compensation is subject to change from time to time.

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

•

Travel Compensation – Each non-employee Director receives $1,000 for their travel time to any meeting requested by the Company in which they are present in person and for other miscellaneous expenses. Such compensation is not paid for attendance at a meeting not requiring travel.

•

Expense Reimbursement – The Directors are reimbursed for their expenses incurred in connection with travel to any Board and/or Committee meeting, including airfare, lodging and meals and incidentals. Directors are also reimbursed for fees and costs associated with board education or professional development.

(2)	“Stock Awards” dollar amount is calculated by using fair market value of the awards on July 25, 2011. The aggregate number of common shares issued was 16,975.
(3)	Mr. Crim is the Chief Executive Officer of the Company and receives no additional compensation as a Director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the common shares of the Company owned as of March 31, 2012 (i) by each of the Company’s Directors, (ii) by each of the Company’s NEOs identified in the Summary Compensation Table above, (iii) by each person who beneficially owns more than 5% of the common shares and (iv) by all Directors and Executive Officers of the Company as a group. Except as otherwise indicated, each person listed below has sole voting and investment power with respect to such common shares.

Shares beneficially owned include shares that may be acquired pursuant to the exercise of outstanding stock options that are exercisable within 60 days of March 31, 2012.

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Cody W. Birdwell (1)	209,101	—	209,101	2.04%
David V. Brueggen (2)	32,552	—	32,552	*
Harris K. Chorney	12,544	—	12,544	*
Stephen R. Crim (3)	254,951	200,616	455,567	4.44%
Lawrence I. Geneen(4)	21,530	—	21,530	*
Steven L. Groot (5)	42,936	—	42,936	*
Mark W. Haushill	74,558	2,034	76,592	*
Ambuj Jain	54,002	36,719	90,721	*
Thomas W. Mueller (6)	318,885	—	318,885	3.11%
Nicholas J. Pascall	39,753	10,707	50,460	*
Joseph D. Scollo, Jr	148,904	125,063	273,967	2.67%
All Directors and Executive Officers as a group (12 persons)	1.209,716	375,139	1,584,855	15.45%

Name of Beneficial Owner	Number of Common Shares	Shares that May be Acquired Within 60 Days	Total Shares	Percentage Ownership
Dimensional Fund Advisors LP (7)	634,473	—	684,743	6.11%

*	Less than 1%
(1)	Includes 98,250 common shares of record held by The Cody Birdwell Family Limited Partnership, over which Mr. Birdwell has sole voting power with respect to the common shares.
(2)	Includes 2,003 common shares owned by his wife.
(3)	Includes 38,995 common shares owned by his spouse and 1,569 common shares held of record as custodian for his children.
(4)	Includes 1,000 common shares owned by his spouse.
(5)	Includes 42,336 common shares held by K Groot & S Groot TTEE, Steven L. Groot Living Trust, U/A DTD 03/20/1997
(6)	Includes 142,745 common shares held of record by The Mark C. Mueller Trust for which Mr. Thomas W. Mueller is the sole trustee. Mark C. Mueller is a brother of Thomas W. Mueller. Includes 160,000 common shares held of record by The Thomas W. Mueller Trust for which Mark C. Mueller is the sole trustee.
(7)	Its address is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746 according to a Schedule 13(G) as filed with the SEC.

Equity Compensation Plan Information

	xxxxxx	xxxxxx	xxxxxx
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(1)	569,587	$12.87	957,824
Equity compensation plans not approved by security holders(2)	20,538	N/A	188,772

Total	590,125		1,146,576

(1)	Includes securities available for future issuance under the 2007 Incentive Stock Option Plan.
(2)	The 20,538 represents shares actually issued to Directors under the 1998 Directors Stock Award Plan. The 188,772 represents the shares available for future awards under the 1998 Directors Stock Award Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following represents the fees billed to the Company for the two most recent fiscal years by BDO USA LLP, the Company’s independent registered public accountant for 2010 and 2011:

	2011	2010
	(in thousands)	(in thousands)
Audit Fees (1)	$545	$542
Audit-Related Fees (1)	15	15
Tax Fees	—	—
All Other Fees	—	—

Total	$560	$557

(1)	Includes fees for professional services rendered for the audit of the Company’s annual financial statements, review of quarterly financial statements, statutory audits in 2010, an audit of internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act.

The audit committee of the Company’s Board of Directors considered the provision of non-audit services by BDO USA LLP and determined that the provision of such services was consistent with maintaining the independence of such independent registered public accounting firm. The audit committee pre-approves all audit and non-audit services provided by BDO USA LLP.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements, Schedules and Exhibits

1.	Financial Statements—None

2.	Financial Statement Schedules—None

3.	Exhibits -The following is a list of exhibits filed with this report:

Exhibit Number	Title

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer (Interim)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2012.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

By: /s/ Stephen R. Crim
Stephen R. Crim President