Form 10-Q
period 2012-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2012-05-09
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 1, 2012, was 10,256,555.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
Assets
Investments available-for-sale:
Fixed maturity securities, at fair value (including $4,531 and $4,623 from VIE)	$787,768	$815,999
Common stock, at fair value	6,751	6,751
Preferred stock, at fair value	3,041	2,932
Short-term investments, at fair value (including $3,892 and $3,723 from VIE)	99,644	57,417

Total investments	897,204	883,099
Cash and cash equivalents (including $974 and $2,268 from VIE)	45,518	43,481
Accrued investment income (including $36 and $45 from VIE)	6,392	6,598
Premiums receivable (including $1,040 and $629 from VIE)	34,279	33,458
Ceded unearned premium (including $421 and $166 from VIE)	22,643	22,710
Reinsurance recoverable (including $2,404 and $3,055 from VIE)	171,367	173,982
Deferred income taxes	—	1,877
Deferred policy acquisition costs (including $1,282 and $(454) from VIE)	23,947	24,421
Property, plant and equipment, net	12,797	13,110
Goodwill	9,317	9,317
Other assets (including $9,766 and $1,042 from VIE)	75,509	74,479

Total assets	$1,298,973	$1,286,532

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $12,041 and $7,412 from VIE)	$685,690	$680,201
Unearned premiums (including $5,109 and $623 from VIE)	134,432	135,059
Ceded premiums payable (including $649 and $296 from VIE)	8,966	11,425
Funds held (including $143 and $174 from VIE)	74,120	71,955
Other liabilities (including $0 and $0 from VIE)	12,393	14,029
Deferred income taxes (including $374 and $0 from VIE)	1,770	—
Loans payable	39,183	39,183

Total liabilities	$956,554	$951,852

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2012, 10,255,649 shares and at December 31, 2011, 10,209,419 shares	103	102
Additional paid-in capital	98,656	98,394
Retained earnings	189,231	185,176
Accumulated other comprehensive income, net	47,651	44,416

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	335,641	328,088
Equity in non-controlling interests	6,778	6,592
Total equity	342,419	334,680

Total liabilities and equity	$1,298,973	$1,286,532

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Direct earned premiums	$60,528	$57,656
Assumed earned premiums	13,865	11,283
Ceded earned premiums	(12,980)	(14,571)

Net earned premiums	61,413	54,368
Net investment income	7,811	7,437
Realized gains	53	11,107
Fee income	668	865
Other income	12	11

Total revenues	$69,957	$73,788

Expenses:
Losses and loss adjustment expenses	37,281	42,260
Acquisition expenses	14,744	11,755
Other underwriting expenses	10,752	10,199
Interest expense	417	386
Corporate and other expenses	1,256	826

Total expenses	$64,450	$65,426

Earnings before income taxes	5,507	8,362
Income tax expense (benefit) (including $175 and $0 from VIE)	1,106	(32)

Net earnings	$4,401	$8,394

Less: Net earnings attributable to the non-controlling interest	345	493
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$4,056	$7,901

Net earnings per share:
Basic	$0.40	$0.76

Diluted	$0.39	$0.73

Weighted average number of shares outstanding:
Basic	10,220,700	10,444,325

Diluted	10,533,732	10,788,117

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net earnings	$4,401	$8,394
Other comprehensive income before income taxes:
Unrealized gains (losses) on securities available-for-sale	3,442	(1,929)
Reclassification adjustment for realized gains included in net earnings	(53)	(11,107)

Total other comprehensive income (loss) before income taxes	3,389	(13,036)
Income tax expense (benefit) related to items of other comprehensive income	313	(437)
Other comprehensive income (loss) net of income taxes	3,076	(12,599)

Comprehensive income (loss)	$7,477	$(4,205)
Less: Comprehensive income attributable to the non-controlling interest	186	462

Comprehensive income (loss) attributable to American Safety Insurance Holdings, Ltd.	$7,291	$(4,667)

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited) (dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net earnings	$4,401	$8,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on investments	(53)	(11,107)
Depreciation expense	734	624
Stock based compensation expense	604	608
Amortization of deferred acquisition costs, net	474	(952)
Amortization of investment premium	826	969
Deferred income taxes	3,500	(345)
Change in operating assets and liabilities:
Accrued investment income	206	906
Premiums receivable	(821)	1,956
Reinsurance recoverable	2,615	1,654
Ceded unearned premiums	67	236
Funds held	2,165	(1,446)
Unpaid losses and loss adjustment expenses	5,489	18,084
Unearned premiums	(627)	5,419
Ceded premiums payable	(2,459)	2,833
Other liabilities	(1,636)	(3,425)
Other assets, net	(1,148)	2,073

Net cash provided by operating activities	14,337	26,481
Cash flow from investing activities:
Purchase of fixed maturities	(975)	(146,021)
Purchase of equity securities	—	(2,500)
Proceeds from sales and maturities of fixed maturities	31,566	111,202
Proceeds from sales of equity securities	—	656
Increase in short term investments	(42,227)	7,217
Purchases of fixed assets	(324)	(651)

Net cash used in investing activities	(11,960)	(30,097)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(292)	(289)
Proceeds from exercised stock options	44	383
Purchases of common stock pursuant to the Stock Repurchase Plan	(92)	(337)

Net cash used in financing activities	(340)	(243)

Net increase (decrease) in cash and cash equivalents	2,037	(3,859)
Cash and cash equivalents at beginning of period	43,481	38,307

Cash and cash equivalents at end of period	$45,518	$34,448

Supplemental disclosure of cash flow:
Income taxes paid	$15	$35

Interest paid	$420	$400

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 – Basis of Presentation

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

The results of operations for the three months ended March 31, 2012, may not be indicative of the results for the fiscal year ending December 31, 2012. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2011.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 – Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2012, and December 31, 2011, are as follows (dollars in thousands):

March 31, 2012	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$50,350	$3,876	$—	$54,226
States of the U.S. and political subdivisions of the states	27,668	4,808	(57)	32,419
Corporate securities	295,353	30,752	(427)	325,678
Mortgage-backed securities	245,818	12,553	(49)	258,322
Commercial mortgage-backed securities	58,369	4,733	(29)	63,073
Asset-backed securities	52,407	1,688	(45)	54,050

Total fixed maturities	$729,965	$58,410	$(607)	$787,768

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$277	$(25)	$3,041

December 31, 2011	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$58,814	$4,315	$(39)	$63,090
States of the U.S. and political subdivisions of the states	27,676	4,581	—	32,257
Corporate securities	298,452	29,601	(1,127)	326,926
Mortgage-backed securities	257,864	12,973	(26)	270,811
Commercial mortgage-backed securities	60,198	3,941	(178)	63,961
Asset-backed securities	58,437	666	(149)	58,954

Total fixed maturities	$761,441	$56,077	$(1,519)	$815,999

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$212	$(69)	$2,932

During the three months ended March 31, 2012 and 2011, available-for-sale fixed maturity securities were sold for total proceeds of $5.2 million and $81.6 million, respectively, resulting in gross realized gains to the Company. The gross realized gains on these sales totaled $0.1 million and $11.1 million in 2012 and 2011 respectively. For the purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2012, is shown below by contractual maturity.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$28,698	$29,188
Due after one year through five years	106,401	113,742
Due after five years through ten years	164,239	180,237
Due after ten years	74,033	89,156
Mortgage and asset-backed securities	356,594	375,445

Total	$729,965	$787,768

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of March 31, 2012 and December 31, 2011, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions of the states	1,053	(57)	—	—	1,053	(57)
Corporate securities	9,647	(427)	—	—	9,647	(427)
Mortgage-backed securities	12,691	(49)	—	—	12,691	(49)
Commercial mortgage-backed securities	4,906	(29)	—	—	4,906	(29)
Asset-backed securities	1,683	(45)	—	—	1,683	(45)

Subtotal fixed maturity securities	29,980	(607)	—	—	29,980	(607)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	994	(25)	—	—	994	(25)

Total temporarily impaired securities	$37,725	$(807)	$—	$—	$37,725	$(807)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$3,749	$(39)	$—	$—	$3,749	$(39)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	31,808	(1,127)	—	—	31,808	(1,127)
Mortgage-backed securities	6,574	(26)	—	—	6,574	(26)
Commercial mortgage-backed securities	13,401	(135)	5,432	(43)	18,833	(178)
Asset-backed-securities	15,537	(149)	—	—	15,537	(149)

Subtotal, fixed maturity securities	71,069	(1,476)	5,432	(43)	76,501	(1,519)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	1,436	(50)	509	(19)	1,945	(69)

Total temporarily impaired securities	$79,256	$(1,701)	$5,941	$(62)	$85,197	$(1,763)

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the three months ended March 31, 2012 and 2011, the Company did not incur any OTTI losses.

Note 3 – Segment Information

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

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Primary casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. American Safety specializes in a full range of contract and commercial bonds for small to medium size surety businesses, including bonds for environmental contractors, consultants and other professionals. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and liability insurance coverages for certain classes of specialty risks including, but not limited to general and trade contractors, pest control operators, tanning salons, auto dealers, pizza delivery operators and federal employees. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle for which we generate fee income. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives. We provide this coverage on an excess of loss and, to a lesser extent, a quota share basis. We reinsure casualty business, which includes medical malpractice, general liability, commercial auto, professional liability and workers’ compensation. The assumed reinsurance division also participates in one property catastrophe treaty that provides a maximum of $20 million of coverage over the treaty period. The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines, real estate and other ancillary product lines.

The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).

The following table presents key financial data by segment for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended March 31, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$38,611	$21,178	$13,976	$—	$73,765
Net written premiums	30,733	16,143	13,976	—	60,852
Net earned premiums	31,150	16,344	13,919	—	61,413
Fee & other income	—	663	—	17	680
Losses & loss adjustment expenses	18,917	9,987	8,349	28	37,281
Acquisition & other underwriting expenses	14,190	6,485	4,343	478	25,496

Underwriting profit (loss)	(1,957)	535	1,227	(489)	(684)
Net investment income	4,625	1,429	1,621	136	7,811

Pre-tax operating income (loss)	2,668	1,964	2,848	(353)	7,127
Net realized gains					53
Interest and corporate expenses					1,673

Earnings before income taxes					5,507
Income tax expense					1,106

Net earnings					$4,401
Less: Net earnings attributable to the non - controlling interest					345

Net earnings attributable to ASIH, Ltd.					$4,056

Loss ratio	60.7%	61.1%	60.0%	*NM	60.7%
Expense ratio	45.6%	35.6%	31.2%	NM	40.4%

Combined ratio**	106.3%	96.7%	91.2%	NM	101.1%

	Three Months Ended March 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$35,995	$21,878	$16,472	$—	$74,345
Net written premiums	29,602	14,906	15,502	—	60,010
Net earned premiums	27,994	14,355	12,019	—	54,368
Fee & other income	5	860	—	11	876
Losses & loss adjustment expenses	17,753	9,014	15,494	(1)	42,260
Acquisition & other underwriting expenses	13,013	6,313	2,911	(283)	21,954

Underwriting profit (loss)	(2,767)	(112)	(6,386)	295	(8,970)
Net investment income	4,815	1,121	1,349	152	7,437

Pre-tax operating income	2,048	1,009	(5,037)	447	(1,533)
Net realized gains					11,107
Interest and corporate expenses					1,212

Earnings before income taxes					8,362
Income tax benefit					(32)

Net earnings					$8,394
Less: Net earnings attributable to the non-controlling interest					493

Net earnings attributable to ASIH, Ltd.					$7,901

Loss ratio	63.4%	62.8%	128.9%	*NM	77.7%
Expense ratio	46.5%	38.0%	24.2%	NM	38.8%

Combined ratio**	109.9%	100.8%	153.1%	NM	116.5%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	United States	Bermuda	Total
March 31, 2012
Income tax expense	$1,106	$—	$1,106
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,539	$2,517	$4,056
Assets	$687,542	$611,431	$1,298,973
Equity	$108,689	$233,730	$342,419

	United States	Bermuda	Total
March 31, 2011
Income tax benefit	$(32)	$—	$(32)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$(120)	$8,021	$7,901
Assets	$658,064	$580,832	$1,238,896
Equity	$102,154	$212,557	$314,712

Note 4 – Income Taxes

United States federal and state income tax expense from operations consists of the following components (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Current	$(2,394)	$313
Deferred	3,500	(345)

Total	$1,106	$(32)

Income tax expense for the periods ended March 31, 2012 and 2011, differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended March 31,
	2012	2011
Expected income tax expense	$1,872	$2,675
Foreign earned income not subject to U.S. taxation	(855)	(2,727)
Change in valuation allowance	—	—
Tax-exempt interest	(3)	(3)
State taxes and other	92	23

Total	$1,106	$(32)

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2011. During the first three months of 2012 and 2011, the Company did not grant any stock options. Stock based compensation expense related to outstanding stock options was $118 and $189 for the three months ended March 31, 2012 and 2011, respectively, and is reflected in net earnings as part of other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first three months of 2012, the Company granted 91,330 shares of restricted stock compared to 38,681 for the same period in 2011. All shares vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. Stock based compensation expense related to the restricted shares was $404 and $349 for the three months ended March 31, 2012 and 2011, respectively, and is reflected in net earnings as part of other underwriting expenses. Additionally, the Company recorded $82 and $70 in expense for the first three months ended March 31, 2012 and 2011, respectively, related to stock awards made as a portion of Director compensation.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of March 31, 2012.

Assets measured at fair value on a recurring basis are summarized below:

As of March 31, 2012

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and other government corporations and agencies	$23,161	$31,065	$—	$54,226
States of the U.S. and political subdivisions of the states	—	32,419	—	32,419
Corporate securities	—	325,678	—	325,678
Mortgage-backed securities	—	258,322	—	258,322
Commercial mortgage-backed Securities	—	63,073	—	63,073
Asset-backed securities	—	54,050	—	54,050

Total fixed maturities	23,161	764,607	—	787,768
Equities securities	3,041	—	6,751	9,792
Short term investments	99,644	—	—	99,644

Total	$125,846	$764,607	$6,751	$897,204

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)
Level 3 Financial Instruments	Equities
Balance at December 31, 2011	$6,751
Total gains(losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	—
Net purchases, sales & distributions	—
Net transfers in (out of) Level 3	—

Balance at March 31, 2012	$6,751

Change in net unrealized gains relating to assets still held at reporting date	$—

There were no transfers in and out of Level 1 and 2 categories during the first three months of 2012.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available for Sale) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

Equity securities (Level 3) – Includes private equity investments which are carried at the Company’s equity in the estimated net assets of the investments based on valuations provided by the investee or other relavant market data. We assess the reasonableness of those fair values by evaluating the fund’s financial statements and discussions with the fund manager. Due to the delay of reported information, our estimates are based on the most recent available information. These inputs are considered unobservable and therefore the private equity investments are being classified as Level 3 measurements.

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

The investments classified as Level 3 in the above table consist of $6.7 million related to investments in privately-held companies. This entire amount was comprised of investments for which there is no readily available independent market price. Material assumptions and factors utilized in pricing these investments including future cash flows, market activity and evaluation of the overall stability of the privately held companies.

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

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at March 31, 2012, the Company was in compliance with all covenants. The Company has no outstanding borrowings at March 31, 2012.

Note 8 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The securities bear interest at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option after five years from the date of original issuance.

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

The balance of loans payable at March 31, 2012, was $39.2 million.

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

American Safety RRG is a variable interest entity (“VIE”) which is consolidated in our financial statements in accordance with ASC 810-10-5, as through the contractual relationships, the Company has the power to direct the activities of American Safety RRG that most significantly impact its economic performance and the right to receive benefits from American Safety RRG that could be significant to American Safety RRG. Due to these criteria being met, American Safety is the primary beneficiary of the variability of the underwriting profits of American Safety RRG. The liabilities of American Safety RRG consolidated by the Company do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of American Safety RRG. Similarly, the assets of American Safety RRG consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business. The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the shareholder’s equity section of the Company’s consolidated balance sheet. Should RRG incur net losses and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE. The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	3/31/2012	12/31/2011
Investments	$8,423	$8,346
Cash and equivalents	974	2,268
Accrued investment income	36	45
Premiums receivable	1,040	629
Ceded unearned premiums	421	166
Reinsurance recoverables	2,404	3,055
Deferred acquisition costs	1,282	(454)
Deferred income tax	374	—
Other assets	9,766	1,042

Total Assets	$24,720	$15,097

Unpaid losses and loss adjustment expenses	$12,041	$7,412
Unearned premium	5,109	623
Ceded premiums payable	649	296
Funds held	143	174

Total Liabilities	$17,942	$8,505

Note 10 – Commitments and Contingencies

At March 31, 2012, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.9 million issued to various other parties.

American Safety Reinsurance, Ltd., (“ASRe”), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies that they reinsure. As of March 31, 2012, ASRe had $70.3 million in letters of credit issued and outstanding.

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

Note 11 – Accounting Pronouncements

In October 2010, the FASB issued “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (ASC 944-10) to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The amendments specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transactions and would not have been incurred by the insurance entitiy had the contract transactions not occurred. Effective January 1, 2012, the Company adopted this guidance with no impact on our results of operations, financial condition or liquidity.

In May 2011, the FASB issued Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This guidance did not have a material impact on U.S. GAAP but did clarify some existing rules. Effective January 1, 2012, we prospectively adopted this amended guidance. The adoption of this guidance did not impact our results of operations, financial condition or liquidity. The additional disclosures are provided in Note 6 – Fair Value Measurements.

Note 12 – Subsequent Events

On April 30, 2012, American Safety Holdings Corp. (“ASHC”), a Georgia corporation and a wholly-owned subsidiary of the Registrant, entered into a definitive Stock Purchase Agreement with Pearlstein Associates, LLC., a South Carolina limited liability company (“Seller”), and Bluestone Agency, Inc., an Arizona corporation (“Bluestone”), a specialty provider of commercial and contract surety bonds. Pursuant to the terms of the Agreement, ASHC will purchase from Seller 100% of the issued and outstanding capital stock of Bluestone and its subsidiary, Bluestone Surety, Ltd., a Cayman Island captive insurer. The purchase price will be paid by ASHC out of existing funds and a portion of the purchase price is subject to future performance. The transaction is expected to close at the end of the second quarter and is subject to regulatory approval and other standard conditions.

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

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Primary casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. American Safety specializes in a full range of contract and commercial bonds for small to medium size surety businesses, including bonds for environmental contractors, consultants and other professionals. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and liability insurance coverages for certain classes of specialty risks including, but not limited to general and trade contractors, pest control operators, tanning salons, auto dealers, pizza delivery operators and federal employees. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle for which we generate fee income. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our Assumed Reinsurance division offers property and casualty reinsurance products in the form of treaty and facultative contracts targeting specialty insurers, risk retention groups and captives. We provide this coverage on an excess of loss and, to a lesser extent, a quota share basis. We reinsure casualty business, which includes medical malpractice, general liability, commercial auto, professional liability and workers’ compensation. The assumed reinsurance division also participates in one property catastrophe treaty that provides a maximum of $20 million of coverage over the treaty period. The treaty covers world-wide property catastrophe losses including hurricanes and earthquakes.

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

The following information is presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).

The following table presents key financial data by segment for the three months ended March 31, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended March 31, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$38,611	$21,178	$13,976	$—	$73,765
Net written premiums	30,733	16,143	13,976	—	60,852
Net earned premiums	31,150	16,344	13,919	—	61,413
Fee & other income (loss)	—	663	—	17	680
Losses & loss adjustment expenses	18,917	9,987	8,349	28	37,281
Acquisition & other underwriting expenses	14,190	6,485	4,343	478	25,496

Underwriting profit (loss)	(1,957)	535	1,227	(489)	(684)
Net investment income	4,625	1,429	1,621	136	7,811

Pre-tax operating income (loss)	2,668	1,964	2,848	(353)	7,127
Net realized gains					53
Interest and corporate expenses					1,673

Earnings before income taxes					5,507
Income tax benefit					1,106

Net earnings					$4,401
Less: Net earnings attributable to the non-controlling interest					345

Net earnings attributable to ASIH, Ltd.					$4,056

Loss ratio	60.7%	61.1%	60.0%	*NM	60.7%
Expense ratio	45.6%	35.6%	31.2%	NM	40.4%

Combined ratio**	106.3%	96.7%	91.2%	NM	101.1%

	Three Months Ended March 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$35,995	$21,878	$16,472	$—	$74,345
Net written premiums	29,602	14,906	15,502	—	60,010
Net earned premiums	27,994	14,355	12,019	—	54,368
Fee & other income	5	860	—	11	876
Losses & loss adjustment expenses	17,753	9,014	15,494	(1)	42,260
Acquisition & other underwriting expenses	13,013	6,313	2,911	(283)	21,954

Underwriting profit (loss)	(2,767)	(112)	(6,386)	295	(8,970)
Net investment income	4,815	1,121	1,349	152	7,437

Pre-tax operating income	2,048	1,009	(5,037)	447	(1,533)
Net realized gains					11,107
Interest and corporate expenses					1,212

Earnings before income taxes					8,362
Income tax benefit					(32)

Net earnings					$8,394
Less: Net earnings attributable to the non-controlling interest					493

Net earnings attributable to ASIH, Ltd.					$7,901

Loss ratio	63.4%	62.8%	128.9%	*NM	77.7%
Expense ratio	46.5%	38.0%	24.2%	NM	38.8%

Combined ratio**	109.9%	100.8%	153.1%	NM	116.5%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.

Three Months Ended March 31, 2012, compared to

Three Months Ended March 31, 2011

Net Earnings

Net earnings attributable to ASIH were $4.1 million, or $0.39 per diluted share, for the three months ended March 31, 2012, compared to $7.9 million, or $0.73 per diluted share, for the same period of 2011. While underwriting results improved significantly (see discussion below), the decrease was driven by a decline in net realized gains to $0.1 million compared to $11.1 million in 2011 more than offsetting the improved underwriting results.

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

The combined ratio was 101.1%, composed of a loss ratio of 60.7% and an expense ratio of 40.4%. The loss ratio improved to 60.7% from 77.7% for the same quarter in 2011. In the first quarter 2011, the loss ratio included property catastrophe losses of $5.8 million and casualty reserve strengthening of $4.6 million which in the aggregate added 19 points to the loss ratio. The expense ratio for the first quarter of 2011 reflected lower acquisition costs due to the reduction of profit commissions in the Assumed Reinsurance division as a result of property catastrophe losses.

Gross Written Premiums

Gross written premiums decreased slightly to $73.8 million from $74.3 million for the three months ended March 31, 2012 and 2011, respectively. E&S gross written premiums increased 7% to $38.6 million, ART gross written premiums declined 3% to $21.2 million and Assumed Reinsurance gross written premiums declined 15% to 14.0 million. E&S gross written premiums increased in the environmental, professional liability and surety product lines. ART gross written premiums declined due to certain non-renewed programs during 2011 and are expected to decline throughout 2012. Assumed Reinsurance gross written premiums declined primarily due to the commutation of two treaties in 2012.

Net Earned Premiums

Net earned premiums increased 13% to $61.4 million for the three months ended March 31, 2012, compared to $54.4 million for the same period of 2011 primarily due to growth in gross written premium in 2011. All three divisions experienced increases in net earned premiums.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income increased to $7.8 million for the three months ended March 31, 2012, compared to $7.4 million for the same period of 2011 due to higher invested assets. Invested assets grew from $845.0 million to $897.2 million at March 31, 2011 and 2012, respectively.

Acquisition Expenses and Other Underwriting Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $14.7 million, or 24.0% of earned premium for the three months ended March 31, 2012, as compared to $11.9 million, or 21.8% of earned premium for the same period of 2011. The increase in acquisition expenses as a percentage of earned premium, is primarily due to estimated profit commissions associated with the property catastrophe retrocessional treaty in the Assumed Reinsurance division. Property catastrophe losses in the first quarter of 2011 reduced such commissions for the 2011 treaty year.

Other underwriting expenses were $10.7 million for the three months ended March 31, 2012, compared to $10.2 million for the same 2011 period. As a percentage of earned premiums, other underwriting expenses decreased to 17.5% from 18.7% for the same three months of 2011. The improvement is the result of economies of scale generated from increased net earned premiums.

Income Taxes

The income tax expense for the three months ended March 31, 2012, was $1.1 million compared to a $0.03 million tax benefit for the same period of 2011. The increase is due to higher U.S. earnings in 2012 as compared to 2011.

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

The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At March 31, 2012, the Company had not drawn on the facility.

Net cash provided by operations was $14.3 million for the three months ended March 31, 2012, compared to net cash provided by operations of $26.5 million for the same period of 2011. The decrease in cash flow from operations is primarily attributable to higher paid losses of $26.9 million in 2012 compared to $20.3 million in 2011.

On January 24, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, the Company repurchased a total of 5,000 shares of common stock at a cost of approximately $0.1 million during the first quarter of 2012.

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

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December 31, 2011.

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

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2012.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer