Form 10-Q
period 2012-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2012-08-09
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 1, 2012, was 10,252,617

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investments available-for-sale:
Fixed maturity securities, at fair value (including $4,493 and $4,623 from VIE)	$796,348	$815,999
Common stock, at fair value	6,706	6,751
Preferred stock, at fair value	3,106	2,932
Short-term investments, at fair value (including $2,516 and $3,723 from VIE)	97,531	57,417
Trading securities, at fair value	4,935	—

Total investments	908,626	883,099

Cash and cash equivalents (including $1,302 and $2,268 from VIE)	35,195	43,481
Accrued investment income (including $44 and $45 from VIE)	6,430	6,598
Premiums receivable (including $826 and $629 from VIE)	39,243	33,458
Ceded unearned premium (including $442 and $166 from VIE)	26,386	22,710
Reinsurance recoverable (including $1,256 and $3,055 from VIE)	178,066	173,982
Deferred income taxes	—	1,877
Deferred acquisition costs (including $1,372 and $(454) from VIE)	25,811	24,421
Property, plant and equipment, net	12,613	13,110
Goodwill	9,317	9,317
Other assets (including $6,286 and $1,042 from VIE)	86,370	74,479

Total assets	$1,328,057	$1,286,532

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $5,491 and $7,412 from VIE)	$698,465	$680,201
Unearned premiums (including $5,430 and $623 from VIE)	146,127	135,059
Ceded premiums payable (including $901 and $296 from VIE)	14,116	11,425
Funds held (including $122 and $174 from VIE)	64,088	71,955
Other liabilities (including $0 and $0 from VIE)	12,233	14,029
Deferred income taxes (including $(36) and $0 from VIE)	3,471	—
Loans payable	39,183	39,183

Total liabilities	$977,683	$951,852

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2012, 10,252,617 shares and at December 31, 2011, 10,209,419 shares	102	102
Additional paid-in capital	99,310	98,394
Retained earnings	191,412	185,176
Accumulated other comprehensive income, net	52,921	44,416

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	343,745	328,088
Equity in non-controlling interests	6,629	6,592

Total equity	350,374	334,680

Total liabilities and equity	$1,328,057	$1,286,532

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Direct earned premiums	$60,595	$60,801	$121,123	$118,456
Assumed earned premiums	15,259	13,851	29,124	25,135
Ceded earned premiums	(13,837)	(15,502)	(26,818)	(30,073)

Net earned premiums	62,017	59,150	123,429	113,518
Net investment income	7,402	8,050	15,214	15,486
Realized gains (losses)	(13)	194	39	11,302
Fee income	717	786	1,385	1,651
Other income	12	12	25	23

Total revenues	$70,135	$68,192	$140,092	$141,980

Expenses:
Losses and loss adjustment expenses	40,819	39,869	78,100	82,129
Acquisition expenses	14,337	13,239	29,081	24,994
Other underwriting expenses	12,013	10,171	22,764	20,370
Interest expense	367	354	785	740
Corporate and other expenses	848	1,026	2,104	1,852

Total expenses	$68,384	$64,659	$132,834	$130,085

Earnings before income taxes	1,751	3,533	7,258	11,895
Income tax (benefit) expense	(234)	(549)	872	(581)

Net earnings	$1,985	$4,082	$6,386	$12,476

Less: Net earnings (loss) attributable to the non-controlling interest	(182)	30	163	523
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$2,167	$4,052	$6,223	$11,953

Net earnings per share:
Basic	$0.21	$0.39	$0.61	$1.15

Diluted	$0.21	$0.38	$0.59	$1.11

Weighted average number of shares outstanding:
Basic	10,256,634	10,429,188	10,238,667	10,436,848

Diluted	10,555,222	10,764,542	10,544,627	10,776,398

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$1,985	$4,082	$6,386	$12,476
Other comprehensive income before income taxes:
Unrealized gains on securities available-for-sale	6,608	8,004	10,050	6,076
Amortization of gain on hedging transactions	(41)	(39)	(41)	(39)
Reclassification adjustment for realized (gains) losses included in net earnings	13	(194)	(39)	(11,302)

Total other comprehensive income (loss) before income taxes	6,580	7,771	9,970	(5,265)
Income tax expense related to items of other comprehensive income	1,278	1,283	1,592	846
Other comprehensive income (loss) net of income taxes	5,302	6,488	8,378	(6,111)

Comprehensive income	$7,287	$10,570	$14,764	$6,365
Less: Comprehensive income (loss) attributable to the non-controlling interest	(151)	75	34	537

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$7,438	$10,495	$14,730	$5,828

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Net earnings	$6,386	$12,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(39)	(11,302)
Depreciation expense	1,414	1,282
Stock based compensation expense	1,237	1,148
Amortization of deferred acquisition costs, net	(1,390)	(2,419)
Amortization of investment premium	2,030	1,942
Deferred income taxes	3,709	(1,237)
Change in operating assets and liabilities:
Accrued investment income	168	346
Premiums receivable	(5,785)	(14,114)
Reinsurance recoverable	(4,084)	7,170
Ceded unearned premiums	(3,676)	(724)
Funds held	(7,867)	6,103
Unpaid losses and loss adjustment expenses	18,264	18,003
Unearned premiums	11,067	13,643
Ceded premiums payable	2,691	3,563
Other liabilities	(1,796)	(2,947)
Other assets, net	(8,600)	1,671

Net cash provided by operating activities	13,729	34,604
Cash flow from investing activities:
Purchases of fixed maturities	(38,459)	(248,114)
Purchases of equity securities	—	(2,500)
Purchase of other investments	(3,444)	—
Proceeds from sales and maturities of fixed maturities	62,311	184,077
Proceeds from sale of equity securities	(865)	656
(Increase) decrease in short-term investments	(40,458)	25,397
Purchases of fixed assets	(781)	(2,022)

Net cash used in investing activities	(21,696)	(42,506)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(204)	—
Proceeds from exercised stock options	85	460
Purchases of common stock pursuant to the Stock Repurchase Plan	(200)	(2,286)

Net cash used in financing activities	(319)	(1,826)

Net (decrease) in cash and cash equivalents	(8,286)	(9,728)
Cash and cash equivalents at beginning of period	43,481	38,307

Cash and cash equivalents at end of period	$35,195	$28,579

Supplemental disclosure of cash flow:
Income taxes paid (including $731 and $0 from VIE)	$749	$80

Interest paid	$790	$741

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

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

The results of operations for the three and six months ended June 30, 2012, may not be indicative of the results for the fiscal year ending December 31, 2012. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2011.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 – Investments

The amortized cost and estimated fair values of the Company’s available for sale investments at June 30, 2012 and December 31, 2011, are as follows (dollars in thousands):

June 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$47,877	$4,205	$—	$52,082
States of the U.S. and political subdivisions of the states	27,658	5,573	(9)	33,222
Corporate securities	296,573	35,028	(205)	331,396
Mortgage-backed securities	245,172	13,536	(115)	258,593
Commercial mortgage-backed securities	58,812	4,695	(14)	63,493
Asset-backed securities	55,939	1,701	(78)	57,562

Total fixed maturities	$732,031	$64,738	$(421)	$796,348

Common stock	$6,926	$—	$(220)	$6,706

Preferred stock	$2,789	$329	$(12)	$3,106

December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$58,814	$4,315	$(39)	$63,090
States of the U.S. and political subdivisions of the states	27,676	4,581	—	32,257
Corporate securities	298,452	29,601	(1,127)	326,926
Mortgage-backed securities	257,864	12,973	(26)	270,811
Commercial mortgage-backed securities	60,198	3,941	(178)	63,961
Asset-backed securities	58,437	666	(149)	58,954

Total fixed maturities	$761,441	$56,077	$(1,519)	$815,999

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$212	$(69)	$2,932

During the six months ended June 30, 2012 and 2011, available-for-sale and trading fixed maturity securities were sold for total proceeds of $18.4 million and $154.5 million, respectively, resulting in gross realized gains to the Company. The gross realized gains on these sales totaled $0.05 million and $11.3 million in 2012 and 2011, respectively. For the purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

Trading securities are reported at fair value, with unrealized holding gains and losses reported as part of net earnings. Net unrealized holding losses from trading securities totaled $0.01 million for the six months ended June 30, 2012. These holding losses are included in “net” realized gains and losses for the period. There were no trading securities within the portfolio prior to the second quarter of 2012.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2012, is shown below by contractual maturity.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$31,105	$31,429
Due after one year through five years	107,180	114,638
Due after five years through ten years	160,483	178,648
Due after ten years	73,340	91,985
Mortgage and asset-backed securities	359,923	379,648

Total	$732,031	$796,348

The following tables summarize the gross unrealized losses of the Company's investment portfolio as of June 30, 2012 and December 31, 2011, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions of the states	1,098	(9)	—	—	1,098	(9)
Corporate securities	2,916	(205)	—	—	2,916	(205)
Mortgage-backed securities	6,426	(115)	—	—	6,426	(115)
Commercial mortgage-backed securities	—	—	4,051	(14)	4,051	(14)
Asset-backed securities	4,492	(64)	51	(14)	4,543	(78)

Subtotal, fixed maturity securities	14,932	(393)	4,102	(28)	19,034	(421)
Common stock	6,706	(220)	—	—	6,706	(220)
Preferred stock	499	(1)	516	(11)	1,015	(12)

Total temporarily impaired securities	$22,137	$(614)	$4,618	$(39)	$26,755	$(653)

	Less than 12 months		12 months or longer		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$3,749	$(39)	$—	$—	$3,749	$(39)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	31,808	(1,127)	—	—	31,808	(1,127)
Mortgage-backed securities	6,574	(26)	—	—	6,574	(26)
Commercial mortgage-backed securities	13,401	(135)	5,432	(43)	18,833	(178)
Asset-backed securities	15,537	(149)	—	—	15,537	(149)

Subtotal, fixed maturity securities	71,069	(1,476)	5,432	(43)	76,501	(1,519)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	1,436	(50)	509	(19)	1,945	(69)

Total temporarily impaired securities	$79,256	$(1,701)	$5,941	$(62)	$85,197	$(1,763)

We hold a total of 1,436 available-for sale securities, of which 37 were in an unrealized loss position for less than twelve months and five were in an unrealized loss position for a period of twelve months or greater as of June 30, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at June 30, 2012.

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the six months ended June 30, 2012 and 2011, the Company did not incur any OTTI losses.

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

The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).

The following table presents key financial data by segment for the three months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$50,448	$21,498	$15,603	$—	$87,549
Net written premiums	39,735	14,579	15,603	—	69,917
Net earned premiums	33,600	13,157	15,260	—	62,017
Fee & other income	—	738	—	(9)	729
Losses & loss adjustment expenses	20,221	11,875	8,751	(28)	40,819
Acquisition & other underwriting expenses***	15,140	5,865	4,471	874	26,350

Underwriting profit (loss)	(1,761)	(3,845)	2,038	(855)	(4,423)
Net investment income	4,285	1,348	1,595	174	7,402

Pre-tax operating income (loss)	2,524	(2,497)	3,633	(681)	2,979
Net realized losses	—	—	—	—	(13)
Interest and corporate expenses****	—	—	—	—	1,215

Earnings before income taxes	—	—	—	—	1,751
Income tax benefit	—	—	—	—	(234)

Net earnings	—	—	—	—	$1,985
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(182)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$2,167

Loss ratio	60.2%	90.3%	57.3%	*NM	65.8%
Expense ratio	45.1%	39.0%	29.3%	NM	41.3%

Combined ratio**	105.3%	129.3%	86.6%	NM	107.1%

	Three Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$43,929	$23,923	$15,028	$(1)	$82,879
Net written premiums	34,413	17,140	14,864	(1)	66,416
Net earned premiums	29,085	15,616	14,450	(1)	59,150
Fee & other income	(5)	770	—	33	798
Losses & loss adjustment expenses	17,885	12,830	9,153	1	39,869
Acquisition & other underwriting expenses***	12,412	5,916	4,249	833	23,410

Underwriting profit (loss)	(1,217)	(2,360)	1,048	(802)	(3,331)
Net investment income	5,081	1,232	1,586	151	8,050

Pre-tax operating income (loss)	3,864	(1,128)	2,634	(651)	4,719
Net realized gains	—	—	—	—	194
Interest and corporate expenses****	—	—	—	—	1,380

Earnings before income taxes	—	—	—	—	3,533
Income tax benefit	—	—	—	—	(549)

Net earnings	—	—	—	—	$4,082
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	30

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$4,052

Loss ratio	61.5%	82.2%	63.3%	*NM	67.4%
Expense ratio	42.7%	33.0%	29.4%	NM	38.2%

Combined ratio**	104.2%	115.2%	92.7%	NM	105.6%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

The following table presents key financial data by segment for the six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Six Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$89,059	$42,676	$29,579	$—	$161,314
Net written premiums	70,468	30,722	29,579	—	130,769
Net earned premiums	64,750	29,501	29,178	—	123,429
Fee & other income	—	1,402	—	8	1,410
Losses & loss adjustment expenses	39,138	21,862	17,100	—	78,100
Acquisition & other underwriting expenses***	29,057	12,253	8,801	1,734	51,845

Underwriting profit (loss)	(3,445)	(3,212)	3,277	(1,726)	(5,106)
Net investment income	8,910	2,778	3,216	310	15,214

Pre-tax operating income (loss)	5,465	(434)	6,493	(1,416)	10,108
Net realized gains	—	—	—	—	39
Interest and corporate expenses****	—	—	—	—	2,889

Earnings before income taxes	—	—	—	—	7,258
Income tax expense	—	—	—	—	872

Net earnings	—	—	—	—	$6,386
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	163

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$6,223

Loss ratio	60.4%	74.1%	58.6%	*NM	63.3%
Expense ratio	44.9%	36.8%	30.2%	NM	40.9%

Combined ratio**	105.3%	110.9%	88.8%	NM	104.2%

	Six Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$79,924	$45,801	$31,500	$(1)	$157,224
Net written premiums	64,015	32,046	30,366	(1)	126,426
Net earned premiums	57,079	29,971	26,469	(1)	113,518
Fee & other income	—	1,630	—	44	1,674
Losses & loss adjustment expenses	35,638	21,844	24,647	—	82,129
Acquisition & other underwriting expenses***	24,633	11,964	7,114	1,653	45,364

Underwriting profit (loss)	(3,192)	(2,207)	(5,292)	(1,610)	(12,301)
Net investment income	9,896	2,352	2,935	303	15,486

Pre-tax operating income (loss)	6,704	145	(2,357)	(1,307)	3,185
Net realized gains	—	—	—	—	11,302
Interest and corporate expenses****	—	—	—	—	2,592

Earnings before income taxes	—	—	—	—	11,895
Income tax benefit	—	—	—	—	(581)

Net earnings	—	—	—	—	$12,476
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	523

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$11,953

Loss ratio	62.4%	72.9%	93.1%	*NM	72.3%
Expense ratio	43.2%	34.5%	26.9%	NM	38.5%

Combined ratio**	105.6%	107.4%	120.0%	NM	110.8%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

The Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2012
Income tax benefit	$(234)	$—	$(234)
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$(273)	$2,440	$2,167

	United States	Bermuda	Total
June 30, 2011
Income tax benefit	$(549)	$—	$(549)
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$(1,279)	$5,331	$4,052

The following table provides financial data about the geographic locations for the six months ended June 30, 2012 and 2011 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2012
Income tax expense	$872	$—	$872
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$1,266	$4,957	$6,223
Assets	$690,251	$637,806	$1,328,057
Equity	$144,004	$206,370	$350,374

	United States	Bermuda	Total
June 30, 2011
Income tax benefit	$(581)	$—	$(581)
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$(1,399)	$13,352	$11,953
Assets	$664,616	$600,708	$1,265,324
Equity	$99,462	$224,778	$324,240

Note 4 – Income Taxes

United States federal and state income tax (benefit) expense from operations consists of the following components (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current	$(443)	$343	$(2,837)	$656
Deferred	209	(892)	3,709	(1,237)

Total	$(234)	$(549)	$872	$(581)

Income tax (benefit) expense for the periods ended June 30, 2012 and 2011 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected income tax expense	$596	$1,191	$2,468	$3,866
Foreign earned income not subject to U.S. taxation	(830)	(1,812)	(1,685)	(4,539)
Tax-exempt interest	(3)	(3)	(6)	(6)
State taxes and other	3	75	95	98

Total	$(234)	$(549)	$872	$(581)

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2011. During the first six months of 2012 and 2011, the Company did not grant any stock options. Stock based compensation expense related to outstanding stock options was $69 and $140 for the three months ended June 30, 2012 and 2011, respectively and $187 and $329 for the six months ended June 30, 2012 and 2011, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.

In addition to stock options discussed above, the Company grants restricted shares to employees under the incentive stock plan. During the three month period ended June 30, 2012, 5,000 shares of restricted stock were granted compared to none in 2011. During the first six months of 2012, the Company granted 96,330 shares of restricted stock compared to 38,681 for the same period in 2011. All 2012 shares granted, vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. Stock based compensation expense related to the restricted shares was $481 and $333 for the three months ended June 30, 2012 and 2011, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. For the six months ended June 30, 2012 and 2011, $885 and $683 were recorded as compensation expense, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company expensed $83 and $66 in expense for the three months ended June 30, 2012 and 2011, respectively, related to stock awards related to Director compensation. For the six months ended June 30, the company expensed $165 and $136 in 2012 and 2011, respectively, related to stock awards made as a portion of Director compensation.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security's terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of June 30, 2012.

Assets measured at fair value on a recurring basis are summarized below:

As of June 30, 2012

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and other government corporations and agencies	$23,232	$28,850	$—	$52,082
States of the U.S. and political subdivisions of the states	—	33,222	—	33,222
Corporate securities	—	331,396	—	331,396
Mortgage-backed securities	—	258,592	—	258,592
Commercial mortgage-backed securities	—	63,493	—	63,493
Asset-backed securities	—	57,563	—	57,563

Total fixed maturities	23,232	773,116	—	796,348
Equities securities	3,106	—	6,706	9,812
Short term investments	97,531	—	—	97,531
Trading securities	344	4,591	—	4,935

Total	$124,213	$777,707	$6,706	$908,626

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)
Level 3 Financial Instruments	Equities
Balance at December 31, 2011	$6,751
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(45)
Net purchases, sales & distributions	—
Net transfers in (out of) Level 3	—

Balance at June 30, 2012	$6,706

Change in net unrealized gains relating to assets still held at reporting date	$(45)

There were no transfers in and out of Level 1 and 2 categories during the first six months of 2012.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available-for-Sale and Trading) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

Equity securities (Level 3) – Includes private equity investments which are carried at the Company’s equity in the estimated net assets of the investments based on valuations provided by the investee or other relevant market data. We assess the reasonableness of those fair values by evaluating the fund’s financial statements and discussions with the fund manager. Due to the delay of reported information, our estimates are based on the most recent available information. These inputs are considered unobservable and therefore the private equity investments are being classified as Level 3 measurements.

Short-term investments are reported at fair value using Level 1 inputs.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of June 30, 2012 and December 31, 2011.

		June 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$35,195	$35,195	$43,481	$43,481
Fixed maturities	*	$796,348	$796,348	$815,999	$815,999
Equity securities	*	$9,812	$9,812	$9,683	$9,683
Short-term investments	*	$97,531	$97,531	$57,417	$57,417
Trading securities	*	$4,935	$4,935	$—	$—
Premiums receivable	Level 2	$39,243	$39,243	$33,458	$33,458
Reinsurance recoverable	Level 2	$178,066	$178,066	$173,982	$173,982

Liabilities:
Loans payable	Level 2	$39,183	$39,183	$39,183	$39,183

*	See investment assets measured at fair value on a recurring basis summary within Note 6 for disclosure of levels for classes of these financial assets.

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

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at LIBOR plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at June 30, 2012, the Company was in compliance with all covenants. The Company has no outstanding borrowings at June 30, 2012.

Note 8 – Loans Payable

Trust Preferred Offerings

In 2003, American Safety Capital and American Safety Capital II, both non-consolidated, wholly-owned subsidiaries of the Company, issued $8 million and $5 million, respectively, of variable rate 30-year trust preferred securities. The securities require interest payments on a quarterly basis calculated at a floating rate of LIBOR + 4.2% and LIBOR + 3.95% for American Safety Capital and American Safety Capital II, respectively. The securities can be redeemed at the Company’s option any time.

In 2005, the American Safety Capital Trust III, a non-consolidated wholly-owned subsidiary of the Company, issued a 30-year trust preferred securities in the amount of $25 million. The securities require interest payments of LIBOR + 3.4%. The securities may be redeemed at any time.

The balance of loans payable at June 30, 2012 was $39.2 million.

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

The creditors of American Safety RRG do not have recourse to the Company for the obligations outside of obligations that exist due to contractual loss sharing or reinsurance arrangements that exist between American Safety RRG and other entities under common control in the ordinary course of the business. The equity of American Safety RRG is for the benefit of the policyholders and is considered a non-controlling interest in the shareholders’ equity section of the Company’s Consolidated Balance Sheets. Should RRG incur net losses and the equity of RRG decline below regulatory minimum capital levels or result in a deficit, there is no legal obligation of the Company to fund those losses or contribute capital to the VIE. The profit and loss of the VIE increases or decreases the value of the non-controlling interest on the balance sheet of the Company and does not contribute to earnings or equity attributable to American Safety Insurance Holdings, Ltd.

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2012	December 31, 2011
Investments	$7,009	$8,346
Cash and equivalents	1,302	2,268
Accrued investment income	44	45
Premiums receivable	826	629
Ceded unearned premiums	442	166
Reinsurance recoverables	1,256	3,055
Deferred policy acquisition costs	1,372	(454)
Deferred income tax	36	—
Other assets	6,286	1,042

Total Assets	$18,573	$15,097

Unpaid losses and loss adjustment expenses	$5,491	$7,412
Unearned premium	5,430	623
Ceded premium(s) payable	901	296
Funds held	122	174

Total Liabilities	$11,944	$8,505

Note 10 – Commitments and Contingencies

At June 30, 2012, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.9 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.9 million issued to various other parties.

American Safety Reinsurance Ltd.(ASRe), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of June 30, 2012, ASRe had $68.3 million in letters of credit issued and outstanding.

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

Note 11 – Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04). This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012. See Note 6 for expanded disclosures.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity and instead requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements.

Note 12 – Subsequent Events

On July 2, 2012, American Safety Holdings Corp., a wholly-owned subsidiary of the Registrant, completed the acquisition of 100% of the capital stock of Bluestone Agency, Inc., an Arizona corporation, and its wholly-owned subsidiary, Bluestone Surety, Ltd., an exempted company incorporated under the laws of the Cayman Islands. Accordingly, the financial results will be consolidated beginning July 1, 2012.

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

The following table presents key financial data by segment for the three months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$50,448	$21,498	$15,603	$—	$87,549
Net written premiums	39,735	14,579	15,603	—	69,917
Net earned premiums	33,600	13,157	15,260	—	62,017
Fee & other income	—	738	—	(9)	729
Losses & loss adjustment expenses	20,221	11,875	8,751	(28)	40,819
Acquisition & other underwriting expenses***	15,140	5,865	4,471	874	26,350

Underwriting profit (loss)	(1,761)	(3,845)	2,038	(855)	(4,423)
Net investment income	4,285	1,348	1,595	174	7,402

Pre-tax operating income (loss)	2,524	(2,497)	3,633	(681)	2,979
Net realized losses	—	—	—	—	(13)
Interest and corporate expenses****	—	—	—	—	1,215

Earnings before income taxes	—	—	—	—	1,751
Income tax benefit	—	—	—	—	(234)

Net earnings	—	—	—	—	$1,985
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(182)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$2,167

Loss ratio	60.2%	90.3%	57.3%	*NM	65.8%
Expense ratio	45.1%	39.0%	29.3%	NM	41.3%

Combined ratio**	105.3%	129.3%	86.6%	NM	107.1%

	Three Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$43,929	$23,923	$15,028	$(1)	$82,879
Net written premiums	34,413	17,140	14,864	(1)	66,416
Net earned premiums	29,085	15,616	14,450	(1)	59,150
Fee & other income	(5)	770	—	33	798
Losses & loss adjustment expenses	17,885	12,830	9,153	1	39,869
Acquisition & other underwriting expenses***	12,412	5,916	4,249	833	23,410

Underwriting profit (loss)	(1,217)	(2,360)	1,048	(802)	(3,331)
Net investment income	5,081	1,232	1,586	151	8,050

Pre-tax operating income (loss)	3,864	(1,128)	2,634	(651)	4,719
Net realized gains	—	—	—	—	194
Interest and corporate expenses****	—	—	—	—	1,380

Earnings before income taxes	—	—	—	—	3,533
Income tax benefit	—	—	—	—	(549)

Net earnings	—	—	—	—	$4,082
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	30

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$4,052

Loss ratio	61.5%	82.2%	63.3%	*NM	67.4%
Expense ratio	42.7%	33.0%	29.4%	NM	38.2%

Combined ratio**	104.2%	115.2%	92.7%	NM	105.6%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

Three Months Ended June 30, 2012, compared to

Three Months Ended June 30, 2011

Net Earnings

Net earnings attributable to ASIH were $2.2 million, or $0.21 per diluted share, for the three months ended June 30, 2012, compared to $4.1 million, or $0.38 per diluted share, for the same period of 2011. Net earnings for the quarter include $3.0 million of after-tax net weather related property losses within the ART Division. During the three months ended June 30, 2011, after-tax net weather related property losses were $3.4 million comprised of $2.7 million in the ART Division with the remainder in the E&S Division.

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

The combined ratio of 107.1% consists of a loss ratio of 65.8% and an expense ratio of 41.3%, compared to 67.4% and 38.2%, respectively, for the same quarter of 2011. Net pre-tax weather related property losses in the 2012 quarter were $3.6 million (or 5.8 points) compared to $5.1 million (or 8.6 points) for the 2011 quarter. The $3.6 million is comprised of $5.1 million in property catastrophe losses, offset by a $1.5 million reduction in current accident year non catastrophe property losses. The loss ratio for the E&S Division improved 1.3 points due to lower weather related property losses and the assumed reinsurance loss ratio improved 6.0 points due primarily to mix of business and certain non-renewed contracts. The loss ratio for the ART Division increased 8.1 points due primarily to higher loss ratio assumptions for current year business. The expense ratio increase was attributable to: (a) lower acquisition costs in 2011 due to the impact of weather related losses on profit commissions, (b) mix of business and (c) costs associated with growth initiatives.

Gross Written Premiums

Gross written premiums increased 5.6% to $87.5 million from $82.9 million for the three months ended June 30, 2012 and 2011, respectively. The growth in the E&S division to $50.4 million from $43.9 million was attributable to increased production across all product lines but driven primarily by our excess, surety and healthcare products. The growth in Assumed Reinsurance from $15.0 million to $15.6 million was a result of new business opportunities in targeted classes. The ART Division’s gross written premium declined to $21.5 million from $23.9 million in 2011 due to the non-renewal of certain programs.

Net Earned Premiums

Net earned premiums increased 4.9% to $62.0 million for the three months ended June 30, 2012, compared to $59.2 million for the same period of 2011. Net earned premium growth resulted from increased gross written premium discussed above.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $7.4 million for the three months ended June 30, 2012, compared to $8.1 million for the same period of 2011. Invested assets increased to $908.6 million at June 30, 2012, as compared to $863.1 million for the same period of 2011. Investment income is down due to lower yields on the portfolio.

Acquisition Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $14.3 million or 23.1% of earned premium for the three months ended June 30, 2012, as compared to $13.2 million or 22.4% of earned premium for the same period of 2011. The percentage increase in acquisition costs is attributable to: (a) 2011 weather related property losses that reduced or eliminated profit commissions to producers, (b) mix of business in E&S and Assumed Reinsurance and (c) higher reinsurance costs in the E&S Division.

Other Underwriting Expenses

Other underwriting expenses were $12.0 million for the three months ended June 30, 2012, compared to $10.2 million for the same 2011 period. As a percentage of net earned premiums, other underwriting expenses increased to 19.4% from 17.2% for the same three months of 2011. Other underwriting expenses increased due to the acquisition of underwriting teams and technology investments placed in service during 2011.

Income Taxes

The income tax benefit for the three months ended June 30, 2012, was $0.2 million compared to $0.5 million for the same period of 2011. The benefit is due to the geographic mix of United States and Bermuda net earnings.

The following table presents key financial data by segment for the six months ended June 30, 2012 and 2011, respectively (dollars in thousands):

	Six Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$89,059	$42,676	$29,579	$—	$161,314
Net written premiums	70,468	30,722	29,579	—	130,769
Net earned premiums	64,750	29,501	29,178	—	123,429
Fee & other income	—	1,402	—	8	1,410
Losses & loss adjustment expenses	39,138	21,862	17,100	—	78,100
Acquisition & other underwriting expenses***	29,057	12,253	8,801	1,734	51,845

Underwriting profit (loss)	(3,445)	(3,212)	3,277	(1,726)	(5,106)
Net investment income	8,910	2,778	3,216	310	15,214

Pre-tax operating income (loss)	5,465	(434)	6,493	(1,416)	10,108
Net realized gains	—	—	—	—	39
Interest and corporate expenses****	—	—	—	—	2,889

Earnings before income taxes	—	—	—	—	7,258
Income tax expense	—	—	—	—	872

Net earnings	—	—	—	—	$6,386
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	163

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$6,223

Loss ratio	60.4%	74.1%	58.6%	*NM	63.3%
Expense ratio	44.9%	36.8%	30.2%	NM	40.9%

Combined ratio**	105.3%	110.9%	88.8%	NM	104.2%

	Six Months Ended June 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$79,924	$45,801	$31,500	$(1)	$157,224
Net written premiums	64,015	32,046	30,366	(1)	126,426
Net earned premiums	57,079	29,971	26,469	(1)	113,518
Fee & other income	—	1,630	—	44	1,674
Losses & loss adjustment expenses	35,638	21,844	24,647	—	82,129
Acquisition & other underwriting expenses***	24,633	11,964	7,114	1,653	45,364

Underwriting profit (loss)	(3,192)	(2,207)	(5,292)	(1,610)	(12,301)
Net investment income	9,896	2,352	2,935	303	15,486

Pre-tax operating income (loss)	6,704	145	(2,357)	(1,307)	3,185
Net realized gains	—	—	—	—	11,302
Interest and corporate expenses****	—	—	—	—	2,592

Earnings before income taxes	—	—	—	—	11,895
Income tax benefit	—	—	—	—	(581)

Net earnings	—	—	—	—	$12,476
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	523

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$11,953

Loss ratio	62.4%	72.9%	93.1%	*NM	72.3%
Expense ratio	43.2%	34.5%	26.9%	NM	38.5%

Combined ratio**	105.6%	107.4%	120.0%	NM	110.8%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

Six Months Ended June 30, 2012, compared to

Six Months Ended June 30, 2011

Net Earnings

Net earnings attributable to ASIH were $6.2 million, or $0.59 per diluted share, for the six months ended June 30, 2012, compared to $12.0 million, or $1.11 per diluted share, for the same period of 2011. The decline in net earnings was due to lower investment income, realized gains and fee income as compared to prior year. For the six months ended June 30, 2012, after-tax net weather related property losses were $3.0 million and net realized gains were $0.04 million. The 2011 earnings included $11.3 million in realized gains from investments offset by $8.4 million in after-tax net weather related property losses.

Combined Ratio

The combined ratio was 104.2% compared to 110.8%, composed of a loss ratio of 63.3% and an expense ratio of 40.9%, compared to 72.3% and 38.5%, respectively, in the prior year. The decrease in the loss ratio is primarily attributable to lower pre-tax weather related property losses that for the six months ended June 30, 2012, totaled $3.6 million (or 2.9 points) compared to $10.8 million (or 9.5 points) for the same period in 2011. The increase in the expense ratio is due to the same factors discussed in the quarter results.

Gross Written Premiums

Gross written premiums increased 2.6% to $161.3 million from $157.2 million for the six months ended June 30, 2012 and 2011, respectively. The growth in the E&S division to $89.1 million from $79.9 million was attributable to increased production across all product lines but driven primarily by our excess, surety and healthcare products. ART gross written premiums declined due to certain non-renewed programs during 2011 and are expected to decline throughout 2012. Assumed Reinsurance gross written premiums declined approximately $2.0 million primarily due to the commutation of two treaties in 2012.

Net Earned Premiums

Net earned premiums increased 8.7% to $123.4 million for the six months ended June 30, 2012, compared to $113.5 million for the same period of 2011 as a result of increased gross written premiums during 2012 and 2011.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $15.2 million for the six months ended June 30, 2012, compared to $15.5 million for the same period of 2011 decreasing as a result of lower yields. Average invested assets increased to $897.6 million at June 30, 2012, as compared to $840.8 million for the same period of 2011. The pretax investment yield for the six months was 3.6% and 3.9% respectively for 2012 and 2011.

Acquisition Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses were $29.1 million or 23.6% of earned premium for the six months ended June 30, 2012, as compared to $25.0 million or 22.0% of earned premium for the same period of 2011. The percentage increase in acquisition costs is attributable to: (a) 2011 weather related property losses reduced or eliminated profit commissions to producers, (b) mix of business in E&S and Assumed Reinsurance and (c) higher reinsurance costs in the E&S Division.

Other Underwriting Expenses

Other underwriting expenses were $22.8 million for the six months ended June 30, 2012, compared to $20.4 million for the same 2011 period. As a percentage of net earned premiums, other underwriting expenses increased to 18.4% from 17.9% for the same six months of 2011 due to increased earned premiums without a corresponding increase to other underwriting expenses. Other underwriting expenses increased due to the acquisition of underwriting teams and technology investments placed in service during 2011.

Income Taxes

The income tax expense for the six months ended June 30, 2012, was $0.9 million compared to $0.6 million of benefit for the same period of 2011 due to the income (loss) generated in the U.S. and Bermuda.

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

The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At June 30, 2012, the Company had not drawn on the facility.

Net cash provided by operations was $13.7 million for the six months ended June 30, 2012, compared to net cash provided by operations of $34.6 million for the same period of 2011. The reduction in net cash provided by operations was primarily due to paid losses of $58.8 million compared to $53.3 million in 2011 and collateral released in the E&S and ART divisions pursuant to contractual provisions.

On January 24, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, the Company has repurchased a total of 11,032 shares of common stock at a cost of approximately $.2 million during 2012.

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

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. "Risk Factors" of the Company's Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 09 day of August, 2012.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer