Form 10-Q
period 2012-09-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2012-11-08
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on November 1, 2012, was 9,879,513.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. And Subsidiaries

Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments available-for-sale:
Fixed maturity securities, at fair value (including $6,419 and $4,623 from VIE)	$791,761	$815,999
Common stock, at fair value	6,706	6,751
Preferred stock, at fair value	3,065	2,932
Short-term investments, at fair value (including $5,713 and $3,723 from VIE)	131,936	57,417
Trading securities, at fair value	14,846	—

Total investments	948,314	883,099
Cash and cash equivalents (including $1,342 and $2,268 from VIE)	31,889	43,481
Accrued investment income (including $44 and $45 from VIE)	6,239	6,598
Premiums receivable (including $862 and $629 from VIE)	40,397	33,458
Ceded unearned premium (including $424 and $166 from VIE)	28,459	22,710
Reinsurance recoverable (including $194 and $3,055 from VIE)	160,949	173,982
Deferred income taxes	—	1,877
Deferred acquisition costs (including $1,317 and ($454) from VIE)	26,619	24,421
Property, plant and equipment, net	12,517	13,110
Goodwill	20,983	9,317
Other assets (including $1,537 and $1,042 from VIE)	92,222	74,479

Total assets	$1,368,588	$1,286,532

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $4,907 and $7,412 from VIE)	$683,011	$680,201
Unearned premiums (including $5,192 and $623 from VIE)	148,993	135,059
Ceded premiums payable (including $1,100 and $296 from VIE)	16,808	11,425
Funds held (including $114 and $174 from VIE)	81,199	71,955
Other liabilities (including $0 and $0 from VIE)	19,634	14,029
Deferred income taxes (including ($21) and $0 from VIE)	7,117	—
Securities payable	16,834	—
Loans payable	39,183	39,183

Total liabilities	$1,012,779	$951,852

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at September 30, 2012, 9,878,589 shares and at December 31, 2011, 10,209,419 shares	98	102
Additional paid-in capital	92,992	98,394
Retained earnings	197,618	185,176
Accumulated other comprehensive income, net	58,541	44,416

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	349,249	328,088
Equity in non-controlling interests	6,560	6,592

Total equity	355,809	334,680

Total liabilities and equity	$1,368,588	$1,286,532

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Direct earned premiums	$63,547	$62,498	$184,670	$180,955
Assumed earned premiums	15,088	12,287	44,212	37,422
Ceded earned premiums	(15,540)	(15,793)	(42,358)	(45,866)

Net earned premiums	63,095	58,992	186,524	172,511
Net investment income	7,364	8,196	22,577	23,682
Realized gains	5,693	10	5,732	11,311
Fee income	1,251	843	2,636	2,494
Other income	12	12	37	35

Total revenues	$77,415	$68,053	$217,506	$210,033

Expenses:
Losses and loss adjustment expenses	40,289	35,867	118,389	117,997
Acquisition expenses	15,971	13,689	45,052	38,683
Other underwriting expenses	12,396	10,941	35,159	31,309
Interest expense	415	375	1,200	1,116
Corporate and other expenses	916	284	3,020	2,136

Total expenses	$69,987	$61,156	$202,820	$191,241

Earnings before income taxes	7,428	6,897	14,686	18,792
Income tax expense	1,350	1,169	2,222	588

Net earnings	$6,078	$5,728	$12,464	$18,204

Less: Net earnings (loss) attributable to the non-controlling interest	(128)	(69)	35	454
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$6,206	$5,797	$12,429	$17,750

Net earnings per share:
Basic	$0.61	$0.56	$1.22	$1.70

Diluted	$0.60	$0.54	$1.18	$1.65

Weighted average number of shares outstanding:
Basic	10,113,871	10,377,890	10,196,538	10,416,979

Diluted	10,420,777	10,701,959	10,502,816	10,751,312

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$6,078	$5,728	$12,464	$18,204
Other comprehensive income before income taxes:
Unrealized gains on securities available-for-sale	11,591	12,725	21,641	18,801
Amortization of gain on hedging transactions	—	(20)	(41)	(59)
Reclassification adjustment for realized (gains) included in net earnings	(5,693)	(10)	(5,732)	(11,311)

Total other comprehensive income before income taxes	5,898	12,695	15,868	7,431
Income tax expense related to items of other comprehensive income	228	2,776	1,820	3,622
Other comprehensive income net of income taxes	5,670	9,919	14,048	3,809

Comprehensive income	$11,748	$15,647	$26,512	$22,013
Less: Comprehensive income (loss) attributable to the non-controlling interest	(76)	159	(42)	696

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$11,824	$15,488	$26,554	$21,317

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flow from operating activities:
Net earnings	$12,464	$18,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(5,732)	(11,311)
Depreciation expense	2,345	2,033
Stock based compensation expense	1,946	1,712
Amortization of deferred acquisition costs, net	(1,011)	(3,414)
Amortization of investment premium	2,890	3,054
Deferred income taxes	4,056	(916)
Change in operating assets and liabilities:
Accrued investment income	359	506
Premiums receivable	(4,240)	(3,096)
Reinsurance recoverable	13,033	12,917
Ceded unearned premiums	(5,749)	2,043
Funds held	5,740	7,184
Unpaid losses and loss adjustment expenses	675	16,751
Unearned premiums	11,575	12,102
Ceded premiums payable	3,586	1,193
Other liabilities	547	(2,500)
Other assets, net	(4,997)	(4,653)

Net cash provided by operating activities	37,487	51,809
Cash flow from investing activities:
Purchases of fixed maturities	(99,733)	(309,591)
Purchase of other investments	(3,444)	—
Proceeds from sales and maturities of fixed maturities	153,191	242,959
Purchases of equity securities	(1,397)	(2,500)
Proceeds from sale of equity securities	—	656
(Increase) decrease in short-term investments	(78,020)	21,601
Consideration paid for acquired companies, net	(10,964)	—
Purchases of fixed assets	(1,361)	(2,714)

Net cash used in investing activities	(41,728)	(49,589)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(204)	(289)
Proceeds from exercised stock options	85	465
Purchases of common stock pursuant to the Stock Repurchase Plan	(7,232)	(2,504)

Net cash used in financing activities	(7,351)	(2,328)

Net (decrease) in cash and cash equivalents	(11,592)	(108)
Cash and cash equivalents at beginning of period	43,481	38,307

Cash and cash equivalents at end of period	$31,889	$38,199

Supplemental disclosure of cash flow:
Income taxes paid (including $731 and $0 from VIE)	$784	$95

Interest paid	$1,206	$1,102

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2012

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

The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired. In the event the net assets acquired exceed the purchase price, the Company will recognize a gain on bargain purchase.

The results of operations for the three and nine months ended September 30, 2012, may not be indicative of the results for the fiscal year ending December 31, 2012. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2011.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 – Investments

The amortized cost and estimated fair values of the Company’s available for sale investments at September 30, 2012 and December 31, 2011, are as follows (dollars in thousands):

September 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$49,624	$3,912	$—	$53,536
States of the U.S. and political subdivisions of the states	41,204	6,106	(57)	47,253
Corporate securities	288,141	38,320	(51)	326,410
Mortgage-backed securities	214,995	14,079	(102)	228,972
Commercial mortgage-backed securities	66,279	5,737	(98)	71,918
Asset-backed securities	61,224	2,478	(30)	63,672

Total fixed maturities	$721,467	$70,632	$(338)	$791,761

Common stock	$6,926	$—	$(220)	$6,706

Preferred stock	$2,789	$288	$(12)	$3,065

December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$58,814	$4,315	$(39)	$63,090
States of the U.S. and political subdivisions of the states	27,676	4,581	—	32,257
Corporate securities	298,452	29,601	(1,127)	326,926
Mortgage-backed securities	257,864	12,973	(26)	270,811
Commercial mortgage-backed securities	60,198	3,941	(178)	63,961
Asset-backed securities	58,437	666	(149)	58,954

Total fixed maturities	$761,441	$56,077	$(1,519)	$815,999

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$212	$(69)	$2,932

During the nine months ended September 30, 2012 and 2011, available-for-sale and trading fixed maturity securities were sold for total proceeds of $65.2 million and $213.4 million, respectively, resulting in gross realized gains to the Company. The gross realized gains on these sales totaled $5.6 million and $11.3 million in 2012 and 2011, respectively. For the purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

Trading securities are reported at fair value, with unrealized holding gains and losses reported as part of net earnings. Net unrealized holding gains from trading securities totaled $0.1 million for the nine months ended September 30, 2012. These holding gains are included in net realized gains and losses for the period. There were no trading securities within the portfolio as of September 30, 2011.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2012, is shown below by contractual maturity.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$42,252	$43,073
Due after one year through five years	80,828	87,916
Due after five years through ten years	178,448	198,782
Due after ten years	77,441	97,428
Mortgage and asset-backed securities	342,498	364,562

Total	$721,467	$791,761

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of September 30, 2012 and December 31, 2011, by category and length of time that the securities have been in an unrealized loss position.

September 30, 2012	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions of the states	6,555	(57)	—	—	6,555	(57)
Corporate securities	4,476	(51)	—	—	4,476	(51)
Mortgage-backed securities	5,071	(102)	—	—	5,071	(102)
Commercial mortgage-backed securities	5,540	(98)	—	—	5,540	(98)
Asset-backed securities	2,419	(19)	56	(11)	2,475	(30)

Subtotal, fixed maturity securities	24,061	(327)	56	(11)	24,117	(338)
Common stock	6,926	(220)	—	—	6,926	(220)
Preferred stock	—	—	515	(12)	515	(12)

Total temporarily impaired securities	$30,987	$(547)	$571	$(23)	$31,558	$(570)

December 31, 2011	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$3,749	$(39)	$—	$—	$3,749	$(39)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	31,808	(1,127)	—	—	31,808	(1,127)
Mortgage-backed securities	6,574	(26)	—	—	6,574	(26)
Commercial mortgage-backed securities	13,401	(135)	5,432	(43)	18,833	(178)
Asset-backed securities	15,537	(149)	—	—	15,537	(149)

Subtotal, fixed maturity securities	71,069	(1,476)	5,432	(43)	76,501	(1,519)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	1,436	(50)	509	(19)	1,945	(69)

Total temporarily impaired securities	$79,256	$(1,701)	$5,941	$(62)	$85,197	$(1,763)

We hold a total of 1,551 available-for sale securities, of which twelve were in an unrealized loss position for less than twelve months and two were in an unrealized loss position for a period of twelve months or greater as of September 30, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at September 30, 2012.

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the nine months ended September 30, 2012 and 2011, the Company did not incur any OTTI losses.

Note 3 – Segment Information

We segregate our business into two segments: insurance operations and other. The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S consists of seven product lines: environmental, casualty, excess, property, surety, healthcare, and professional liability. ART consists of two product lines: specialty programs and fully funded. Assumed Re consists of property and casualty business assumed from unaffiliated insurers and reinsurers. Other includes lines of business that we no longer underwrite (run-off) and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides contract and commercial bonds for small to medium size businesses, including bonds for environmental contractors, consultants and other professionals. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.

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

We write fully funded general and professional liability coverages for businesses operating primarily in the healthcare and construction industries.

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

The following table presents key financial data by segment for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended September 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$49,192	$16,146	$13,807	$—	$79,145
Net written premiums	39,004	8,772	13,806	—	61,582
Net earned premiums	35,650	13,295	14,150	—	63,095
Fee & other income	294	915	—	54	1,263
Losses & loss adjustment expenses	20,979	10,423	8,887	—	40,289
Acquisition & other underwriting expenses***	16,812	6,280	4,303	972	28,367

Underwriting profit (loss)	(1,847)	(2,493)	960	(918)	(4,298)
Net investment income	4,452	1,030	1,745	137	7,364

Pre-tax operating income (loss)	2,605	(1,463)	2,705	(781)	3,066
Net realized gains	—	—	—	—	5,693
Interest and corporate expenses****	—	—	—	—	1,331

Earnings before income taxes	—	—	—	—	7,428
Income tax expense	—	—	—	—	1,350

Net earnings	—	—	—	—	$6,078
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(128)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$6,206

Loss ratio	58.8%	78.4%	62.8%	NM	63.9%
Expense ratio	46.3%	40.4%	30.4%	NM	43.0%

Combined ratio**	105.2%	118.8%	93.2%	NM	106.9%

	Three Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$39,782	$18,952	$14,512	$—	$73,246
Net written premiums	31,621	14,040	14,559	—	60,220
Net earned premiums	30,752	15,552	12,688	—	58,992
Fee & other income	(8)	806	—	57	855
Losses & loss adjustment expenses	19,019	8,466	8,382	—	35,867
Acquisition & other underwriting expenses***	12,778	6,464	4,491	895	24,628

Underwriting profit (loss)	(1,053)	1,428	(185)	(838)	(648)
Net investment income	5,280	1,186	1,593	137	8,196

Pre-tax operating income (loss)	4,227	2,614	1,408	(701)	7,548
Net realized gains	—	—	—	—	10
Interest and corporate expenses****	—	—	—	—	661

Earnings before income taxes	—	—	—	—	6,897
Income tax expense	—	—	—	—	1,169

Net earnings	—	—	—	—	$5,728
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(69)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$5,797

Loss ratio	61.8%	54.4%	66.1%	*NM	60.8%
Expense ratio	41.6%	36.4%	35.4%	NM	40.3%

Combined ratio**	103.4%	90.8%	101.5%	NM	101.1%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

The following table presents key financial data by segment for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Nine Months Ended September 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$138,251	$58,822	$43,386	$—	$240,459
Net written premiums	109,472	39,494	43,385	—	192,351
Net earned premiums	100,400	42,796	43,328	—	186,524
Fee & other income	294	2,317	—	62	2,673
Losses & loss adjustment expenses	60,117	32,285	25,987	—	118,389
Acquisition & other underwriting expenses***	45,869	18,533	13,104	2,705	80,211

Underwriting profit (loss)	(5,292)	(5,705)	4,237	(2,643)	(9,403)
Net investment income	13,362	3,807	4,961	447	22,577

Pre-tax operating income (loss)	8,070	(1,898)	9,198	(2,196)	13,174
Net realized gains	—	—	—	—	5,732
Interest and corporate expenses****	—	—	—	—	4,220

Earnings before income taxes	—	—	—	—	14,686
Income tax expense	—	—	—	—	2,222

Net earnings	—	—	—	—	$12,464
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	35

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$12,429

Loss ratio	59.9%	75.4%	60.0%	NM	63.5%
Expense ratio	45.4%	37.9%	30.2%	NM	41.6%

Combined ratio**	105.3%	113.3%	90.2%	NM	105.1%

	Nine Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$119,706	$64,753	$46,012	$(1)	$230,470
Net written premiums	95,636	46,086	44,925	(1)	186,646
Net earned premiums	87,831	45,523	39,158	(1)	172,511
Fee & other income	(8)	2,436	—	101	2,529
Losses & loss adjustment expenses	54,657	30,310	33,030	—	117,997
Acquisition & other underwriting expenses***	37,411	18,428	11,605	2,548	69,992

Underwriting profit (loss)	(4,245)	(779)	(5,477)	(2,448)	(12,949)
Net investment income	15,176	3,538	4,528	440	23,682

Pre-tax operating income (loss)	10,931	2,759	(949)	(2,008)	10,733
Net realized gains	—	—	—	—	11,311
Interest and corporate expenses****	—	—	—	—	3,252

Earnings before income taxes	—	—	—	—	18,792
Income tax expense	—	—	—	—	588

Net earnings	—	—	—	—	$18,204
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	454

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$17,750

Loss ratio	62.2%	66.6%	84.4%	*NM	68.4%
Expense ratio	42.6%	35.1%	29.6%	NM	39.1%

Combined ratio**	104.8%	101.7%	114.0%	NM	107.5%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

The Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended September 30, 2012 and 2011 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2012
Income tax expense	$1,350	$—	$1,350
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$2,702	$3,504	$6,206

	United States	Bermuda	Total
September 30, 2011
Income tax expense	$1,169	$—	$1,169
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$2,198	$3,599	$5,797

The following table provides financial data about the geographic locations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	United States	Bermuda	Total
September 30, 2012
Income tax expense	$2,222	$—	$2,222
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$3,968	$8,461	$12,429
Assets	$680,844	$687,744	$1,368,588
Equity	$138,576	$210,673	$349,249

	United States	Bermuda	Total
September 30, 2011
Income tax expense	$588	$—	$588
Net (loss) earnings attributable to American Safety Insurance Holdings, Ltd.	$799	$16,951	$17,750
Assets	$664,526	$612,873	$1,277,399
Equity	$111,130	$228,819	$339,949

Note 4 – Income Taxes

United States federal and state income tax expense from operations consists of the following components (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Current	$1,003	$848	$(1,834)	$1,504
Deferred	347	321	4,056	(916)

Total	$1,350	$1,169	$2,222	$588

Income tax expense for the periods ended September 30, 2012 and 2011 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Expected income tax expense	$2,525	$2,368	$4,993	$6,235
Foreign earned income not subject to U.S. taxation	(1,191)	(1,224)	(2,876)	(5,763)
Tax-exempt interest	(3)	(4)	(9)	(10)
State taxes and other	19	29	114	126

Total	$1,350	$1,169	$2,222	$588

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2011. During the first nine months of 2012 and 2011, the Company did not grant any stock options. Stock based compensation expense related to outstanding stock options was $118 and $87 for the three months ended September 30, 2012 and 2011, respectively and $305 and $416 for the nine months ended September 30, 2012 and 2011, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.

In addition to stock options discussed above, the Company grants restricted shares to employees under the incentive stock plan. During the three month period ended September 30, 2012, no shares of restricted stock were granted compared to 212,862 in 2011. During the first nine months of 2012, the Company granted 96,330 shares of restricted stock compared to 251,543 for the same period in 2011. All 2012 shares granted, vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. Stock based compensation expense related to the restricted shares was $509 and $394 for the three months ended September 30, 2012 and 2011, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. For the nine months ended September 30, 2012 and 2011, $1,394 and $1,077 were recorded as compensation expense, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company expensed $83 for both the three months ended September 30, 2012 and 2011, related to stock awards issued to its Board of Directors. For the nine months ended September 30, the company expensed $248 and $219 in 2012 and 2011, respectively, related to stock awards.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of September 30, 2012.

Assets measured at fair value on a recurring basis are summarized below:

As of September 30, 2012

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed Maturities:
U.S. Treasury securities and other government corporations and agencies	$27,849	$25,687	$—	$53,536
States of the U.S. and political subdivisions of the states	—	47,253	—	47,253
Corporate securities	—	326,410	—	326,410
Mortgage-backed securities	—	228,972	—	228,972
Commercial mortgage-backed securities	—	71,918	—	71,918
Asset-backed securities	—	63,672	—	63,672

Total fixed maturities	27,849	763,912	—	791,761
Equity securities	3,065	—	6,706	9,771
Short-term investments	131,936	—	—	131,936
Trading securities	7,044	7,802	—	14,846

Total	$169,894	$771,714	$6,706	$948,314

Level 3 Financial Instruments	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands) Equities
Balance at December 31, 2011	$6,751
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(45)
Net purchases, sales & distributions	—
Net transfers in (out of) Level 3	—

Balance at September 30, 2012	$6,706

Change in net unrealized gains relating to assets still held at reporting date	$(45)

There were no transfers in and out of Level 1 and 2 categories during the first nine months of 2012.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available-for-Sale and Trading) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

Equity securities (Level 3) – Includes private equity investments which are carried at the Company’s equity in the estimated net assets of the investments based on valuations provided by the investee or other relevant market data. We assess the reasonableness of those fair values by evaluating the financial statements and discussions with the investees. Due to the delay of reported information, our estimates are based on the most recent available information. These inputs are considered unobservable and therefore the private equity investments are being classified as Level 3 measurements.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$31,889	$31,889	$43,481	$43,481
Fixed maturities	*	$791,761	$791,761	$815,999	$815,999
Equity securities	*	$9,771	$9,771	$9,683	$9,683
Short-term investments	*	$131,936	$131,936	$57,417	$57,417
Trading securities	*	$14,846	$14,846	$—	$—
Premiums receivable	Level 2	$40,397	$40,397	$33,458	$33,458
Reinsurance recoverable	Level 2	$160,949	$160,949	$173,982	$173,982

Liabilities:
Securities payable	Level 2	$16,834	$16,834	$—	$—
Loans payable	Level 2	$39,183	$39,183	$39,183	$39,183

*	See investment assets measured at fair value on a recurring basis summary within Note 6 for disclosure of levels for classes of these financial assets.

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

Securities payable – The carrying value of this liability is a reasonable estimate of fair value due to its short-term nature of those notes.

Loans payable – The carrying value of those notes is a reasonable estimate of fair value. Due to the variable interest rate of these instruments, carrying value approximates market value.

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at LIBOR plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at September 30, 2012, the Company was in compliance with all covenants. The Company has no outstanding borrowings at September 30, 2012.

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

The balance of loans payable at September 30, 2012 was $39.2 million.

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

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	September 30, 2012	December 31, 2011
Investments	$12,132	$8,346
Cash and cash equivalents	1,342	2,268
Accrued investment income	44	45
Premiums receivable	862	629
Ceded unearned premium	424	166
Reinsurance recoverable	194	3,055
Deferred acquisition costs	1,317	(454)
Deferred income taxes	21	—
Other assets	1,537	1,042

Total Assets	$17,873	$15,097

Unpaid losses and loss adjustment expenses	$4,907	$7,412
Unearned premiums	5,192	623
Ceded premiums payable	1,100	296
Funds held	114	174

Total Liabilities	$11,313	$8,505

Note 10 – Commitments and Contingencies

At September 30, 2012, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.8 million. Those letters of credit included $2.5 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.8 million issued to various other parties.

American Safety Reinsurance Ltd. (ASRe), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of September 30, 2012, ASRe had $69.8 million in letters of credit issued and outstanding.

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

Note 11 – Business Acquisition

On July 2, 2012, American Safety Holdings Corp., a wholly-owned subsidiary of the Registrant, acquired the 100% voting equity of Bluestone Agency, Inc., an Arizona corporation, and its wholly-owned subsidiary, Bluestone Surety, Ltd., an exempted company incorporated under the laws of the Cayman Islands. Bluestone Agency and Bluestone Surety are referred to collectively as “Bluestone”. All issued and outstanding capital stock of Bluestone and its subsidiary, Bluestone Surety, Ltd. was purchased from Pearlstein Associates, LLP, a South Carolina limited liability company, for a purchase price of $20.0 million. The purchase price includes an earnout provision consisting of a payout of up to $6.0 million. The cash paid at closing was $14.0 million. The earnout provision is contingent upon the future performance of Bluestone.

Bluestone primarily offers transactional commercial surety products. In 2011, Bluestone wrote approximately $16 million in premium, primarily composed of low limit transactional commercial surety bonds. The purchase was accounted for under the guidance of ASC 805-10 as a business combination under the acquisition method. All identifiable assets and liabilities acquired were recognized using fair value measurement. Pursuant to fair value measurement, the earnout provision was valued at $4.0 million. Under ASC 805-10 utilizing the acquisition method, the purchase price was valued at $18.0 million.

The following table summarizes the Company’s fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at July 2, 2012 (in thousands):

Assets:
Short-term investments, at fair value	$3,541
Cash and cash equivalents	3,036
Premiums receivable	2,698
Deferred policy acquisition costs	1,186
Goodwill	11,666
Intangibles and other assets	9,784

Total Assets	$31,911

Liabilities:
Unpaid losses and loss adjustment expenses	$(2,135)
Unearned premiums	(2,358)
Ceded premiums payable	(1,797)
Funds held	(3,504)
Other Liablilities	(1,057)
Deferred income taxes	(3,060)

Total Liabilities	$(13,911)

For the three and nine months ended September 30, 2012, the effects of this acquisition were not material to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

Note 12 – Accounting Pronouncements

None

Note 13 – Subsequent Events

Subsequent to the balance sheet date, Hurricane Sandy affected portions of the Caribbean, Mid-Atlantic and Northeastern United States in late October 2012, with lesser impact in the Southeastern and Midwestern states. In our U.S. operations, we have insured properties in our E&S Division as well as two programs in our ART Division that may have exposure. In our Reinsurance Division, we have potential exposure under a property catastrophe retrocession treaty. It is too early to estimate the impact to ASI and the consolidated financial statements, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We segregate our business into two segments: insurance operations and other. The insurance operations are further classified into three divisions: excess and surplus lines (E&S), alternative risk transfer (ART) and assumed reinsurance (Assumed Re). E&S consists of seven product lines: environmental, casualty, excess, property, surety, healthcare, and professional liability. ART consists of two product lines: specialty programs and fully funded. Assumed Re consists of property and casualty business assumed from unaffiliated insurers and reinsurers. Other includes lines of business that we no longer underwrite (run-off) and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Casualty provides general liability insurance for residential and commercial contractors as well as general liability and product liability for smaller manufacturers, distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices. Our property product encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides contract and commercial bonds for small to medium size businesses, including bonds for environmental contractors, consultants and other professionals. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional Liability provides miscellaneous liability and professional liability coverage on both a primary and excess basis. Professional liability coverage is provided to lawyers, insurance agents, and other businesses, while miscellaneous liability coverage is provided to private and not for profit entities and, to a lesser extent, public companies.

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

We write fully funded general and professional liability coverages for businesses operating primarily in the healthcare and construction industries.

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

The following table presents key financial data by segment for the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Three Months Ended September 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$49,192	$16,146	$13,807	$—	$79,145
Net written premiums	39,004	8,772	13,806	—	61,582
Net earned premiums	35,650	13,295	14,150	—	63,095
Fee & other income	294	915	—	54	1,263
Losses & loss adjustment expenses	20,979	10,423	8,887	—	40,289
Acquisition & other underwriting expenses***	16,812	6,280	4,303	972	28,367

Underwriting profit (loss)	(1,847)	(2,493)	960	(918)	(4,298)
Net investment income	4,452	1,030	1,745	137	7,364

Pre-tax operating income (loss)	2,605	(1,463)	2,705	(781)	3,066
Net realized gains	—	—	—	—	5,693
Interest and corporate expenses****	—	—	—	—	1,331

Earnings before income taxes	—	—	—	—	7,428
Income tax expense	—	—	—	—	1,350

Net earnings	—	—	—	—	$6,078
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(128)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$6,206

Loss ratio	58.8%	78.4%	62.8%	NM	63.9%
Expense ratio	46.3%	40.4%	30.4%	NM	43.0%

Combined ratio**	105.2%	118.8%	93.2%	NM	106.9%

	Three Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$39,782	$18,952	$14,512	$—	$73,246
Net written premiums	31,621	14,040	14,559	—	60,220
Net earned premiums	30,752	15,552	12,688	—	58,992
Fee & other income	(8)	806	—	57	855
Losses & loss adjustment expenses	19,019	8,466	8,382	—	35,867
Acquisition & other underwriting expenses***	12,778	6,464	4,491	895	24,628

Underwriting profit (loss)	(1,053)	1,428	(185)	(838)	(648)
Net investment income	5,280	1,186	1,593	137	8,196

Pre-tax operating income (loss)	4,227	2,614	1,408	(701)	7,548
Net realized gains	—	—	—	—	10
Interest and corporate expenses****	—	—	—	—	661

Earnings before income taxes	—	—	—	—	6,897
Income tax expense	—	—	—	—	1,169

Net earnings	—	—	—	—	$5,728
Less: Net losses attributable to the non-controlling interest	—	—	—	—	(69)

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$5,797

Loss ratio	61.8%	54.4%	66.1%	*NM	60.8%
Expense ratio	41.6%	36.4%	35.4%	NM	40.3%

Combined ratio**	103.4%	90.8%	101.5%	NM	101.1%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

Three Months Ended September 30, 2012, compared to

Three Months Ended September 30, 2011

Net Earnings

Net earnings attributable to ASIH were $6.2 million, or $0.60 per diluted share, for the three months ended September 30, 2012, compared to $5.8 million, or $0.54 per diluted share, for the same period of 2011. Net earnings for the quarter include $1.7 million of after-tax net weather related property losses within the ART Division from the Company’s dealer open lot program. During the three months ended September 30, 2011, weather related property losses were minimal. For the three months ended September 30, 2012, net earnings include $4.1 million of after-tax net realized investment gains compared to $0.01 million in 2011. See the discussion below for operating results.

Combined Ratio

Our underwriting results are measured by the combined ratio, which is the sum of (a) the ratio of incurred losses and loss adjustment expenses to net earned premiums (loss ratio), and (b) the ratio of acquisition expenses and other underwriting expenses, net of fee income, to net earned premiums (expense ratio). A combined ratio below 100% indicates that an insurer has an underwriting profit, and a combined ratio above 100% indicates that an insurer has an underwriting loss.

The combined ratio of 106.9% consists of a loss ratio of 63.9% and an expense ratio of 43.0%, compared to 60.8% and 40.3%, respectively, for the same quarter of 2011. Net pre-tax weather related property losses in the 2012 quarter were $2.0 million (or 3.2 points) compared to minimal weather related property losses in the 2011 quarter. The expense ratio increase was attributable to: (a) higher acquisition costs in 2012, due primarily to profit commissions, (b) mix of business and (c) costs associated with growth initiatives.

Gross Written Premiums

Gross written premiums increased 8.1% to $79.1 million from $73.2 million for the three months ended September 30, 2012 and 2011, respectively. The growth in the E&S division to $49.2 million from $39.8 million was attributable to increased production across all product lines but driven primarily by the addition of the BSA acquisition and a new Midwest casualty underwriting office. The increase in the E&S division was offset by lower production in both the ART and Reinsurance divisions. ART gross written permiums declined due to the Company de-emphasizing the specialty programs product. The Reinsurance division’s gross written premium declined due to non-renewed treaties and a commutation of a contract written prior to 2012.

Net Earned Premiums

Net earned premiums increased 7.0% to $63.1 million for the three months ended September 30, 2012, compared to $59.0 million for the same period of 2011. Net earned premium growth was driven by increased earned premiums in E&S division to $35.7 million from $30.8 million in 2011. The growth in net earned premiums is primarily associated with the increase in E&S gross written premium.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $7.4 million for the three months ended September 30, 2012, compared to $8.2 million for the same period of 2011. Invested assets increased to $948.3 million at September 30, 2012, as compared to $881.1million for the same period of 2011. Investment income is down due to lower yields on the portfolio. At September 30, 2012, the book yield of the fixed income portfolio was 3.6% as compared to 4.1% in 2011.

Acquisition Expenses and Other Underwriting Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $16.0 million or 25.3% of earned premium for the three months ended September 30, 2012, as compared to $13.7 million or 23.2% of earned premium for the same period of 2011. The percentage increase in acquisition costs is primarily attributable to: (a) mix of business in E&S and Assumed Reinsurance and (b) higher reinsurance costs in the E&S division due to the purchase of property catastrophe coverage.

Other underwriting expenses were $12.4 million for the three months ended September 30, 2012, compared to $10.9 million for the same 2011 period. As a percentage of net earned premiums, other underwriting expenses increased to 19.6% from 18.5% for the same three months of 2011. Other underwriting expenses increased due to the acquisition of underwriting teams and technology investments placed in service during the later part of 2011.

Income Taxes

The income tax expense for the three months ended September 30, 2012, was $1.4 million compared to $1.2 million for the same period of 2011.

The following table presents key financial data by segment for the nine months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	Nine Months Ended September 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$138,251	$58,822	$43,386	$—	$240,459
Net written premiums	109,472	39,494	43,385	—	192,351
Net earned premiums	100,400	42,796	43,328	—	186,524
Fee & other income	294	2,317	—	62	2,673
Losses & loss adjustment expenses	60,117	32,285	25,987	—	118,389
Acquisition & other underwriting expenses***	45,869	18,533	13,104	2,705	80,211

Underwriting profit (loss)	(5,292)	(5,705)	4,237	(2,643)	(9,403)
Net investment income	13,362	3,807	4,961	447	22,577

Pre-tax operating income (loss)	8,070	(1,898)	9,198	(2,196)	13,174
Net realized gains	—	—	—	—	5,732
Interest and corporate expenses****	—	—	—	—	4,220

Earnings before income taxes	—	—	—	—	14,686
Income tax expense	—	—	—	—	2,222

Net earnings	—	—	—	—	$12,464
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	35

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$12,429

Loss ratio	59.9%	75.4%	60.0%	NM	63.5%
Expense ratio	45.4%	37.9%	30.2%	NM	41.6%

Combined ratio**	105.3%	113.3%	90.2%	NM	105.1%

	Nine Months Ended September 30, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$119,706	$64,753	$46,012	$(1)	$230,470
Net written premiums	95,636	46,086	44,925	(1)	186,646
Net earned premiums	87,831	45,523	39,158	(1)	172,511
Fee & other income	(8)	2,436	—	101	2,529
Losses & loss adjustment expenses	54,657	30,310	33,030	—	117,997
Acquisition & other underwriting expenses***	37,411	18,428	11,605	2,548	69,992

Underwriting profit (loss)	(4,245)	(779)	(5,477)	(2,448)	(12,949)
Net investment income	15,176	3,538	4,528	440	23,682

Pre-tax operating income (loss)	10,931	2,759	(949)	(2,008)	10,733
Net realized gains	—	—	—	—	11,311
Interest and corporate expenses****	—	—	—	—	3,252

Earnings before income taxes	—	—	—	—	18,792
Income tax expense	—	—	—	—	588

Net earnings	—	—	—	—	$18,204
Less: Net earnings attributable to the non-controlling interest	—	—	—	—	454

Net earnings attributable to ASIH, Ltd.	—	—	—	—	$17,750

Loss ratio	62.2%	66.6%	84.4%	*NM	68.4%
Expense ratio	42.6%	35.1%	29.6%	NM	39.1%

Combined ratio**	104.8%	101.7%	114.0%	NM	107.5%

*	NM = Ratio is not meaningful
**	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.
***	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
****	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

Nine Months Ended September 30, 2012, compared to

Nine Months Ended September 30, 2011

Net Earnings

Net earnings attributable to ASIH were $12.4 million, or $1.18 per diluted share, for the nine months ended September 30, 2012, compared to $17.8 million, or $1.65 per diluted share, for the same period of 2011. For the nine months ended September 30, 2012, after-tax weather related property losses were $4.7 million and net realized gains after-tax were $4.1 million. The 2011 earnings included $11.2 million in after-tax realized gains from investments offset by $8.4 million in after-tax net weather related property losses. See the discussion below for the components of operating results.

Combined Ratio

The combined ratio was 105.1% compared to 107.5%, composed of a loss ratio of 63.5% and an expense ratio of 41.6%, compared to 68.4% and 39.1%, respectively, in the prior year. The decrease in the loss ratio is primarily attributable to lower weather related property losses totaling 5.6 million (or 3.0 points), for the nine months ended September 30, 2012, compared to $10.8 million (or 6.3 points) for the same period in 2011. The increase in the expense ratio is due to the same factors discussed in the quarter results.

Gross Written Premiums

Gross written premiums increased 4.3% to $240.5 million from $230.5 million for the nine months ended September 30, 2012 and 2011, respectively. The growth in the E&S division to $138.3 million from $119.7 million was attributable to the Bluestone acquisition, a new Midwest casualty underwriting office and our healthcare product. ART gross written premiums declined due to the Company’s de-emphasis of the specialty programs product and are expected to decline throughout 2012. Reinsurance gross written premiums declined approximately $2.6 million primarily due to the commutations during 2012 of two contracts written prior to 2012 and the non-renewal of select contracts in 2012.

Net Earned Premiums

Net earned premiums increased 8.1% to $186.5 million for the nine months ended September 30, 2012, compared to $172.5 million for the same period of 2011 as a result of increased gross written premiums during 2012 and 2011.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $22.6 million for the nine months ended September 30, 2012, compared to $23.7 million for the same period of 2011 decreasing as a result of lower yields. Invested assets increased to $948.3 million at September 30, 2012, as compared to $881.1 million for the same period of 2011.

Acquisition Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses were $45.0 million or 24.2% of earned premium for the nine months ended September 30, 2012, as compared to $38.7 million or 22.4% of earned premium for the same period of 2011. The percentage increase in acquisition costs is primarily attributable to: (a) mix of business in E&S and Assumed Reinsurance and (b) higher reinsurance costs in the E&S division due to the purchase of property catastrophe coverage.

Other Underwriting Expenses

Other underwriting expenses were $35.2 million for the nine months ended September 30, 2012, compared to $31.3 million for the same 2011 period. As a percentage of net earned premiums, other underwriting expenses increased to 18.8% from 18.1% for the same nine months of 2011 due to the acquisition of underwriting teams and technology investments placed in service during the later part of 2011.

Income Taxes

The income tax expense for the nine months ended September 30, 2012, was $2.2 million compared to $0.6 million for the same period of 2011 due to the income (loss) generated in the U.S. and Bermuda. Net realized gains in 2012 were generated in the U.S. while 2011 investment gains were generated in Bermuda.

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

The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At September 30, 2012, the Company had not drawn on the facility.

Net cash provided by operations was $37.5 million for the nine months ended September 30, 2012, compared to net cash provided by operations of $51.8 million for the same period of 2011. The reduction in net cash provided by operations was primarily due to paid losses of $102.1 million compared to $86.2 million in 2011 and collateral released in the E&S and ART divisions pursuant to contractual provisions.

On January 24, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. The Company has since June 30, 2012, purchased 488,968 shares of its common stock and completed this repurchase authorization. On October 23, 2012, the Company’s Board of Directors approved the repurchase of up to an additional 500,000 shares of the Company’s outstanding common stock.

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

Forward Looking Statements

This report contains forward-looking statements and non-GAAP financial measures. The forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, combined ratio, premium growth, acquisitions and new products, underwriting teams and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On January 24, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock. Pursuant to this authorization, the Company had repurchased a total of 403,355 shares of common stock as of September 30, 2012 at an average cost of $17.93 per share or approximately $7.2 million during 2012.

During the quarter, 392,323 shares were purchased at an average cost of $17.92 per share.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended September 30, 2012:

Period			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
	Purchased	per Share	or Program	Plan or Program
July 1 through July 31, 2012	58,802	$18.14	58,802	430,166
August 1 through August 31, 2012	183,055	$17.20	183,055	247,111
September 1 through September 30, 2012	150,466	$18.72	150,466	96,645
Total	392,323	$17.92	392,323

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Stock Purchase Agreement

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2012.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer