Form 10-K
period 2012-12-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2013-03-15
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s voting common stock held by non-affiliates based upon the closing sales price as reported by the New York Stock Exchange as of June 30, 2012, was $169,554,394.

The number of shares of registrant’s common stock outstanding on March 1, 2013, was 9,894,885.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from Registrant’s Proxy Statement for the 2013 Annual General Meeting of the Shareholders (the “2013 Proxy Statement”).

[The Remainder of the Page Intentionally Left Blank]

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

- ii -

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

Business Overview

We are a Bermuda-based specialty insurance and reinsurance underwriter with U.S. insurance and international reinsurance operations offering solutions for specialty risks. Through our domestic operating subsidiaries and affiliates, we market and underwrite a variety of specialty insurance products to small and medium-sized businesses in the United States. Through our Bermuda operating subsidiaries, we offer reinsurance products primarily to U.S. and international insurance companies. We compete in three specialty divisions: Excess and Surplus lines (“E&S”) and Alternative Risk Transfer (“ART”) in the U.S. and Reinsurance in Bermuda. We believe that our market and specialty product focus has allowed us to develop underwriting expertise in the markets that we serve. We utilize a solution oriented approach to underwriting while focusing on underwriting profitability. We believe that our underwriting expertise, flexible platform and customer orientation set us apart from our competitors. Our goal is to offer a broad base of specialty insurance and reinsurance products for which we can build scale and consistently produce underwriting profits.

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

Markets

Excess and Surplus Lines

The E&S markets focus on hard to place risks and exposures that are not typically underwritten by the standard admitted markets. For our E&S lines of business, we are able to offer more flexible policy forms at unregulated premium rates, allowing us to underwrite business not served by the standard admitted markets. Our E&S business also includes certain products offered by the admitted market. Carriers writing in the admitted market underwrite complex risks similar to those written by E&S carriers but are licensed by the insurance regulators of the states in which they do business as admitted carriers and are subject to rate and form regulation. We currently write portions of our environmental, a portion of our professional liability products and all of our surety business on an admitted basis.

Our subsidiary, American Safety Indemnity Company (“American Safety Indemnity”) and affiliate American Safety Risk Retention Group, Inc. (“American Safety RRG”) provide coverages in the E&S markets. Our subsidiary, American Safety Casualty Insurance Company (“American Safety Casualty”), provides coverage in the admitted portion of the E&S market. In 2012, gross premiums written totaled $185.9 million in our E&S division.

Alternative Risk Transfer

The ART market provides insurance, reinsurance and risk management products for insureds who want more control over the claims administration process, want to reduce the cost of insurance or are unable to find adequate insurance coverage. The ART market includes captive insurance companies and risk retention groups. Captive insurance companies are risk sharing vehicles, formed by one interest or a group of related interests to provide insurance coverage for their business operations. Risk retention groups are insurers owned by their policy holders that are licensed only in the state of their formation; however, through the Federal Liability Risk Retention Act, these groups may be able to write insurance in all states. These ART arrangements blend risk transfer and risk retention mechanisms and, along with self-insurance, form the ART market.

The ART market has traditionally been correlated to the standard market’s underwriting cycle, expanding in hard market periods and contracting in soft market periods. We believe that this correlation has become less important as ART solutions have become more accessible, evidenced by an increase in the number of captive formations in both domestic and offshore domiciles, such as Vermont and Bermuda. This continued growth has contributed to the competitive environment in the ART market. Despite the current soft market, customers in certain industries continue to find that ART markets provide adequate, affordable coverages meeting their particular needs.

Our participation in the ART market takes two forms: as a fully funded carrier and by underwriting specialty programs. We serve as a fully funded carrier for risks that wish to essentially self-insure for which we receive fee income. We also underwrite specialty program business in which we outsource the underwriting and policy administration to program managers with established underwriting expertise in the particular homogenous risk covered by the program. We receive both premium and fee income from our specialty program business. In 2012, the Company decided to de-emphasize its specialty program line. The Company also non-renewed or terminated several existing programs and expects gross written premiums to decline significantly in 2013. In 2012, gross written premiums totaled $75.6 million in our ART division and recognized $3.1 million in fee income.

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

During soft insurance markets, ceding companies tend to retain more of their risk, resulting in less premium ceded to reinsurers and, in response, reinsurers generally reduce rates to attract ceding companies. Although there has been increased competition and pricing pressure, we have been able to identify opportunities in attractively priced areas primarily with specialty insurers, captives, risk retention groups and program managers with a particular focus on general liability, professional liability and medical malpractice classes of business. We also participate in one property catastrophe retrocessional reinsurance treaty. In 2012, gross written premiums totaled $57.7 million in our Reinsurance division.

Excess and Surplus Lines: We provide the following E&S lines products:

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

Primary Casualty: primary general liability coverage for various types of residential and commercial risks, manufacturers, distributors, owners, landlords and tenants.

The risks we underwrite include:

•	Residential Construction: residential contractors, including primarily artisan contractors, subcontractors and general contractors;

•	Commercial Construction: commercial contractors, including artisan contractors, subcontractors and general contractors;

•	Products Liability: products liability coverage to small and middle market manufacturers and distributors of medium hazard products, excluding certain high severity classes of risks such as invasive medical products, pharmaceuticals and nutraceuticals;

•	Other: other coverages, including general liability for risks such as building owners, restaurants, shopping centers and equipment dealers;

Excess Liability: Excess and umbrella liability coverage primarily in the construction and products liability areas, both over other carriers’ and our own primary policies. We also provide coverage to habitational risks and public entities.

Property: Property and packaged property and liability focused on fire exposed premises for risks such as apartment buildings, condominiums, office buildings, shopping centers, vacant property, light manufacturing, bars, restaurants and hotels/motels. A portion of our property risks provide limited wind cover and we do not provide earthquake coverages.

Surety:

•	Contract: Bid, payment, performance and maintenance bonds to general contractors, subcontractors, environmental contractors and specialty contractors. We offer both collateralized and uncollateralized bonds; and

•	Commercial: Contractor license and permit bonds, motor vehicle dealer bonds and other Federal and miscellaneous bonds.

Healthcare: General and professional liability for the long-term care industry primarily for profit and not for profit skilled nursing facilities and assisted living facilities.

Professional Liability: Coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; stand-alone employment practices liability insurance (EPLI); and fiduciary liability. Primary and excess coverage for miscellaneous professional liability risks such as lawyers, real estate professionals and insurance agents.

Alternative Risk Transfer: We provide the following ART products:

Specialty Programs. Working through third-party program managers, we target homogenous groups of specialty risks where the principal insurance coverages include either liability (general, professional or pollution liability) or property risks. Our specialty programs consist primarily of property and liability coverages for construction contractors, pest control operators, auto dealers, real estate brokers, restaurant and tavern owners and bail bondsmen. In 2012, the Company decided to de-emphasize its specialty program line. There were a total of 5 active program managers at December 31, 2012, compared to 15 in 2011.

Fully Funded. Fully funded policies allow us to meet the needs of insureds that, due to the nature of their businesses, pay high insurance premiums or are unable to find adequate insurance coverage. Typically, our insureds are required to maintain insurance coverage to operate their business and the fully funded product allows these insureds to provide evidence of insurance, yet at the same time maintain more control over insurance costs and claims handling. The fully funded product allows these businesses to self-insure their insurance risks while providing evidence of insurance through a self-insurance vehicle, such as our Bermuda segregated account captive, American Safety Assurance, or through another captive vehicle established by the insured. We generally do not assume underwriting risk on these policies, but instead earn a fee for providing the insurance. Policy limits are set based on the requirements of the insured, and the insured collateralizes up to the entire aggregate limit or estimated losses through cash, trust accounts or irrevocable letters of credit, or a combination thereof.

The aggregate policy limit caps the total damages payable under the policy, including defense costs. We write fully funded general and professional liability policies for businesses operating primarily in the healthcare industry.

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

Run-off Lines.

When we exit a line of business, we no longer renew or write any new policies in that line of business, although we do continue to service existing policies until they expire and administer any claims associated with those policies. The lines of business we have exited since 2002 are:

•	Workers’ Compensation. In 1994, we began writing workers’ compensation insurance for environmental contractors. During 2003, we placed this business line into run-off due to unfavorable loss experience as well as the cost associated with servicing this line of business. The claims associated with this line of business are being administered by a third-party. At December 31, 2012, we were carrying net loss reserves of $5.8 million related to this business line.

•	Excess Liability Insurance for Municipalities. We began writing excess liability insurance for municipalities in 2000. During 2003, we placed this business line into run-off due to a lack of premium production and difficulty in obtaining affordable reinsurance coverage. At December 31, 2012, we were carrying net loss reserves of $0.8 million related to this business line.

Competition

We compete with a number of domestic and international insurance and reinsurance companies, Lloyd’s syndicates, ART mechanisms, risk retention groups, insurance purchasing groups and captive insurers. Our markets are highly competitive with respect to a number of factors, including overall financial strength, pricing, breadth of coverage, product flexibility, ratings of companies by independent rating agencies, quality of service, reputation and commission rates. We believe competition in the sectors of the market we target is fragmented and not dominated by one or more competitors. We frequently encounter competition from other companies that insure or reinsure risks in business lines that encompass the specialty markets in which we operate, as well as from standard insurance carriers as they try to gain market share. The companies with which we compete vary by the industries we target and the types of coverage we offer. Our E&S business competes with companies such as RLI Corp., Navigators Group, Meadowbrook Insurance Group, W.R. Berkley Corporation and Markel Corporation. In our ART business, we compete against companies such as Houston International Insurance Group, RLI Corp. and Philadelphia Insurance Company. Our reinsurance competitors range from Bermuda reinsurers such as Alterra Capital Holdings, Ltd. to smaller reinsurers such as Wind River Reinsurance Company (a subsidiary of Global Indemnity PLC) as well as Lloyds of London.

There are no significant barriers to entry in the areas of the property and casualty industry in which we compete. The degree of competition at any given time is governed by a variety of factors, including market conditions and capital capacity. We believe that the industry is currently in a soft market period, characterized by broader coverage terms, lower premiums and excess capital. As a result, we are in a period of intensifying competition as companies attempt to utilize their capital by aggressively seeking market share, often writing policies at reduced pricing levels. In addition, standard insurers may write specialty coverages that they would not write in more favorable markets and carriers that normally are focused on larger risks may begin to market to the medium and small risks which are the focus of our business.

We are focused on market segments in which we believe we have significant underwriting expertise, seeking to earn consistent margins. Underwriting profit is a key component of our overall strategy and, in the current market conditions, underwriting expertise is critical. We believe that our underwriting expertise, our “A” (Excellent) rating from A.M. Best, the flexibility offered by our corporate structure, our focus on small to medium-sized risks in underserved markets and our producer relationships offer us competitive advantages in the E&S, ART and Reinsurance lines of business.

Additionally, we differentiate ourselves from our program competitors primarily in two ways. First, we typically require the program managers to share in the risk and profits of the business they produce by assuming a portion of the premiums and the losses on the coverage being offered, which are secured with collateral. Our Bermuda segregated account captive, American Safety Assurance, can be utilized to facilitate the risk sharing position of the program manager by providing a vehicle for the program manager to collateralize its portion of the risk. The requirement to share a portion of the risk encourages the program manager to focus on underwriting profitability rather than solely on the production of commission income through premium volume. Second, we choose to focus on smaller programs where there are fewer competitors, thereby allowing us to obtain terms and conditions more favorable to us. We earn fee income in addition to assuming underwriting risk on the specialty program business that we write. In 2012, the Company decided to de-emphasize its specialty program line.

Rating

On February 01, 2013, A.M. Best, the most widely recognized insurance and reinsurance company rating agency, affirmed its financial strength rating of “A” (Excellent) with a negative outlook on a group basis of our Bermuda reinsurance subsidiary, our two U.S. insurance subsidiaries, and our U.S. non-subsidiary risk retention group affiliate. An “A” (Excellent) rating is the third highest of sixteen ratings assigned by A.M. Best and is granted to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

Distribution

The Company has over 700 licensed brokers and conducts business in 49 states on an admitted and surplus lines basis. In the United States, ASI is dedicated to the wholesale distribution channel with the exception of Surety & ART Specialty Programs. Surety distributes its products through specialty agents and brokers and ART Specialty Programs distributes its products through a limited number of Program Administrators, reinsurance intermediaries or specialized brokers. Finally, our fully funded products are marketed through a limited number of retail brokers, particularly those with a sophisticated understanding of the ART market. The Company’s Bermuda reinsurance subsidiary distributes our products through established reinsurance brokers in Bermuda, the United States and the United Kingdom (Lloyds of London). As of December 31, 2012, the Company has no individual producers that generate greater than 10% of gross written premiums.

Technology

ASI utilizes information processing systems to support all aspects of its operations. We leverage these systems and the enterprise-wide data integration they afford us to improve operational efficiency

We have continued to invest in upgrading the technology supporting our underwriting units. ASI recently extended the functionality of our underwriting and policy management platform to the Fully Funded business unit. Our continued efforts on ASI’s front-end underwriting platforms are providing us with reliable, stable data for accurate business intelligence, reporting and analysis. The new reporting functionality currently under development will provide our business knowledge workers with self-service, customized views of actionable data. Ultimately these technology investments will continue to provide:

•	reduced product development time;

•	more efficient and effective rating, quoting and binding;

•	the ability to leverage the infrastructure to process more business;

•	flexibility to modify existing products for more efficiently;

•	expedite new products to the market; and

•	improved data for business intelligence and analytics.

Underwriting

Excess and Surplus Lines

Our underwriting staff handles the insurance underwriting functions for all E&S lines products, with specific underwriting authority related to the experience and knowledge level. Risks that are perceived to be more difficult and complex are underwritten by experienced staff and reviewed by management. The principal factors we use for underwriting these risks include the class of business, experience of the insured, its operating history, its loss history and, in some cases, its demonstrated commitment to effective loss control and risk management practices.

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

Alternative Risk Transfer

In our specialty programs, we outsource the underwriting and policy administration duties to third-party program managers with established underwriting expertise in the particular specialty program area. Prior to entering into a program, we perform detailed reviews of underwriting, pricing practices, claims handling, management expertise, information systems and distribution networks. Based on the results of these reviews, specific underwriting guidelines are developed for each program and must be adhered to by program managers. We also perform an actuarial analysis on each program in an effort to ensure that the business projections meet our profitability requirements, as well as to determine the appropriate level of risk participation by us and the program manager. Claims handling for these programs are either performed by our internal claims professionals or through third-party administrators. After a program is implemented, we utilize our internal underwriting, claims, and audit personnel to conduct audits of the program’s underwriting, actuarial, claim handling and insurance processing functions to ensure adherence to established underwriting guidelines and to update our assessment of the long-term profit potential of the program. In 2012, the Company decided to de-emphasize its specialty program line.

Reinsurance

American Safety Reinsurance has a professional staff in Bermuda who selectively underwrite third-party reinsurance business. The Bermuda staff conducts a review of each reinsurance submission to determine if it meets the Company’s underwriting and profitability standards. The review includes an assessment of the underwriting experience of the ceding company, risk management controls in place, the nature of the business and an actuarial analysis of potential loss experience. Terms are then proposed on opportunities that meet our underwriting standards. The Bermuda staff also utilizes third parties to perform underwriting and claims audits as deemed necessary to further assess the underwriting and claims practices of the ceding company.

Claims Management

Excess and Surplus Lines

The specialty risks that we underwrite are complex and the claims reported by our insureds often involve coverage issues, or may result in litigation that requires a claims professional with specialized knowledge and claims management expertise. Accordingly, we employ experienced claims professionals with broad backgrounds in resolving the types of claims that typically arise from the specialty risks we underwrite. We believe our claims management approach, which focuses on achieving a financial outcome through prompt case evaluation and proactive litigation management practices, combined with our industry expertise, is integral to controlling our loss and loss adjustment expenses. We also utilize the knowledge and expertise that we gain through the claims management process to enhance our underwriting through frequent interaction among the claims, actuarial and underwriting staffs.

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

Alternative Risk Transfer

Claims management plays an important role in achieving our profitability goals in our ART division, specifically with respect to program business. We use our internal claims personnel as well as third-party administrators (TPAs) to handle the majority of the claims arising from policies written in our ART division, specifically program business. In some cases, the program manager responsible for the development and management of a particular program has established claims management expertise in the business line written under the program and will manage the claims for the program. By utilizing TPAs, we gain access to the required claims handling expertise in the unique business lines underwritten. Our selected TPAs undergo a pre-qualification process and are regularly audited. We select TPAs with claims personnel experienced in handling claims for the types of risks typical of the specific specialty program or fully funded account.

Our internal claims staff is responsible for both selecting the TPAs as well as ensuring the quality of claims adjudication by the TPAs. Our internal program claims staff pre-qualifies TPAs based on a process that considers, among other characteristics, expertise in a particular business line, reserving philosophy, litigation management philosophy and management controls. Once a TPA is qualified and selected, it is given limited reserve and settlement authority. We approve every claim in excess of a TPAs established settlement authority. Additionally, all coverage issues or disputes are required to be reported to our internal staff. To ensure that the TPAs we employ meet our performance standards, we conduct regular on-site claims audits. Recommendations arising from the claims audits are communicated to the TPA and an agreed upon action plan is implemented where required. Compliance with the action plan is monitored by our staff to ensure acceptable resolution of all recommendations.

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

Reinsurance Coverage

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) all or a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. A ceding company may purchase reinsurance for any number of reasons, including obtaining greater underwriting capacity, protect against catastrophic loss, distribute insurance risk more broadly and to enter or withdraw from a line of business. Reinsurance can be written on either a quota share basis (where premiums and losses are shared proportionally) or excess of loss basis (where losses are covered if they exceed a certain amount) or through a facultative (involving an individual specific risk) reinsurance agreement.

Our reinsurance protection is summarized as follows:

Casualty Reinsurance

General Liability and Programs - $500,000 excess of a $500,000 net retention, with varying portions of the risk ceded to the reinsurers and covering construction and non-construction, programs, and the general liability portion of package business lines.

All Lines - $4.0 million excess of $1.0 million for the general liability contracts, with 80% of the risk ceded to the reinsurers and covering construction, non-construction, environmental, specialty programs and casualty portion of package business lines.

All Lines - $6.0 million excess of $5.0 million with 100% of the risk ceded to the reinsurers and covering the construction, non-construction, environmental, specialty programs, casualty portion of package business lines and limits in excess of $5.0 million written in the umbrella and excess lines.

Excess - $5.0 million quota share placed on a cessions basis for umbrella and excess business with 80% of the risk ceded to the reinsurers.

Property Reinsurance

For E&S and program property business lines, the agreement covers $1.5 million excess of $500,000 and $3.0 million excess of $2.0 million, both with 100% of the risk ceded to the reinsurers subject to certain recovery limitations associated with any one occurrence. For E&S property coverage above $5.0 million, our U.S. insurance subsidiaries have purchased a semi-automatic facultative facility.

We also purchased catastrophe reinsurance in 2012 covering ASI’s net retention after cessions to ASI’s property per risk agreements summarized above. The catastrophe protection covers $2.5 million excess of $2.5 million of which 32.5% is ceded to reinsurers, and $5 million excess of $5 million and $15 million excess of $10 million both of which are ceded 100 % to the reinsurers.

Surety Reinsurance

The agreement covers 95% for $1.0 million excess of $1.0 million, $2.0 million excess of $2.0 million, $3.5 million excess of $4.0 million and $5.0 million excess of $7.5 million, and is subject to certain limitations and reinstatements. The surety agreement provides coverage for contract surety business lines.

Professional Liability

The agreement covers $5.0 million quota share 75% placed on a cessions basis for directors and officers, and miscellaneous professional liability risks. The professional liability agreement provides coverage for both primary and excess business.

For the year ended December 31, 2012, ASI ceded $63.8 million of premium (20.0% of gross premiums written) to unaffiliated third-party reinsurers, as compared to $57.9 million of premium (19.4% of gross premiums written) in 2011.

Our Reinsurers

While reinsurance obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary liability to our insured. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure. We have written reinsurance security procedures that establish financial guidelines for reinsurance companies prior to reinsuring business we write. Among these guidelines is a stipulation that reinsurance companies have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance, unless sufficient collateral has been provided at the time we enter into our reinsurance agreement. The A.M. Best ratings of reinsurers are subject to change in the future, and may cause one or more of our reinsurers to fall below our stated requirements. A financial size category of Class VIII is assigned by A.M. Best to companies with adjusted policyholder surplus of $100 million to $250 million. We have also established an internal reinsurance security committee, including members of senior management, which meets to discuss and monitor our reinsurance coverage and the financial security of our reinsurers.

To protect against our reinsurers’ inability to satisfy their contractual obligations to us, our reinsurance contracts generally stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a trust account. Collateral may also include our retention of amounts that we owe reinsurers for premium in the ordinary course of business. The following table is a listing of our largest reinsurers ranked by reinsurance recoverables and includes the collateral posted by these reinsurance companies as of December 31, 2012:

Reinsurers	A.M. Best Rating (1)	Total Recoverables(2) at December 31, 2012	Collateral at December 31, 2012	Net Exposure at December 31, 2012
CastlePoint National Insurance(3)	A-	$42,980	$42,980	$—
Partner Reinsurance Co. of US	A+	19,771	27	19,744
QBE Reinsurance Corporation	A	10,338	—	10,338
Roundstone Insurance, Ltd.	NR	10,761	10,761	—
Berkley Insurance Company	A+	10,625	—	10,625
Munich Reinsurance America, Inc.	A+	10,296	—	10,296
National America Insurance Company(4)	B++	7,626	7,626	—
Swiss Reinsurance America Corporation	A+	6,422	—	6,422
Sirius America Insurance Company	A	4,641	—	4,641
Odyssey Reinsurance Company	A	3,691	—	3,691
Other, net		90,956	62,459	28,497

Total reinsurance recoverables		218,107	123,853	94,254
Less valuation allowance		(4,724)	—	(4,724)

Net reinsurance recoverables		$213,383	$123,853	$89,530

(1)	The A.M. Best rating is as of January 20, 2013.
(2)	Total recoverables includes ceded recoverable amounts for paid loss and expenses, case and expense reserves, incurred but not reported reserves and ceded unearned premium.
(3)	The Company has additional collateral of $9.8 million relative to this program, which is 100% fronted, for illustrative purposes it has been presented as fully collateralized.
(4)	The Company has additional collateral of $8.3 million relative to this program, which is 100% fronted, for illustrative purposes it has been presented as fully collateralized.

For more information on the financial exposure we bear with respect to our reinsurers, see “Risk Factors.”

Selected Operating Information

Gross Written Premiums

The following table sets forth our gross written premiums and percentage of total gross written premiums by division for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
E & S	$185,948	58.2%	$155,534	52.1%	$138,166	49.8%
Alternative Risk Transfer	75,590	23.7%	83,820	28.1%	88,784	32.0%
Assumed Reinsurance	57,706	18.1%	59,192	19.8%	50,618	18.2%
Runoff	—	0.0%	(1)	0.0%	(7)	0.0%

Total	$319,244	100.0%	$298,545	100.0%	$277,561	100.0%

Net Written Premiums

The following table sets forth our net written premiums and the percentage of total net written premiums by division for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
E & S	$148,297	58.1%	$125,107	52.0%	$114,223	51.2%
Alternative Risk Transfer	49,357	19.3%	57,329	23.8%	62,366	27.9%
Assumed Reinsurance	57,706	22.6%	58,183	24.2%	46,658	20.9%
Runoff	—	0.0%	(1)	0.0%	(7)	0.0%

Total	$255,360	100.0%	$240,618	100.0%	$223,240	100.0%

Combined Ratio

The combined ratio is a standard measure of a property and casualty company’s performance in managing its losses and expenses. Underwriting results are considered profitable when the combined ratio is less than 100%. On a Generally Accepted Accounting Principles (GAAP) basis, the combined ratio is determined by adding losses and loss adjustment expenses, acquisition expenses and other underwriting expenses, less fee income, and dividing the sum of those numbers by net earned premiums. Our combined ratio was 108.1% in 2012, 111.8% in 2011, and 100.0% in 2010. See “Management’s Discussion and Analysis” for further explanation.

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

With respect to reported claims, reserves are established on a case-by-case or treaty basis. The reserve amounts on each reported claim are determined by taking into account the circumstances surrounding each claim and policy provisions relating to the type of loss. Loss reserves are reviewed on a regular basis, and as new information becomes available, appropriate adjustments are made. In establishing IBNR reserves, we employ several methods in determining our ultimate losses: (i) the expected loss ratio method; (ii) the loss development method based on paid and reported losses; and (iii) the Bornhuetter-Ferguson method based on paid and reported losses. The methods described above are used for all segments except for construction defect losses where we use a frequency/severity method.

All of the methods used are generally accepted actuarial methods and rely in part on loss reporting and payment patterns while considering the long term nature of some of the coverages and inherent variability in projected results from year-to-year. The patterns used are based on internal data where credible and supplemented with industry data when internal data is not credible. Our reserves are carried at the total estimate for ultimate expected losses and loss adjustment expenses, without any discount to reflect the time value of money. Reserve estimations are reviewed regularly by management and periodically by regulators. Our in-house actuarial department reviews the reserve adequacy on a quarterly basis. In addition, an independent third-party actuarial firm annually performs an actuarial analysis, assessing the adequacy of statutory reserves established by management. A statutory actuarial opinion is filed by management in states in which our insurance and reinsurance subsidiaries and our non-subsidiary risk retention group affiliate are licensed. Statutory reserves are reserves established to provide for future obligations with respect to all insurance policies as determined in accordance with statutory accounting principles (“SAP”), the rules and procedures prescribed or permitted by state insurance regulatory authorities for recording transactions and preparing financial statements. Based upon the practices and procedures employed by us described above, management believes that our reserves are adequate.

The net carried reserves at December 31, 2012, 2011 and 2010 were as follows (dollars in thousands):

	Years Ended December 31,
	2012		2011		2010
E & S	$312,854	58.0%	$301,779	59.6%	$300,908	66.4%
Alternative Risk Transfer	92,290	17.1%	92,683	18.3%	69,884	15.4%
Assumed Reinsurance	124,618	23.1%	102,887	20.1%	72,506	16.0%
Runoff	9,834	1.8%	9,585	2.0%	9,753	2.2%

Total	$539,596	100.0%	$506,934	100.0%	$453,051	100.0%

The following table provides a reconciliation of beginning and ending losses and loss adjustment expenses to reserve liability balances on a GAAP basis for the years indicated:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Gross reserves, beginning of year	$680,201	$649,641	$616,444
Ceded reserves, beginning of year	173,267	196,590	196,080

Net reserves, beginning of year	506,934	453,051	420,364

Incurred related to:
Current accident year	162,660	155,998	119,939
Prior accident years	9,038	13,369	356

Total incurred	171,698	169,367	120,295
Claim payments related to:
Current accident year	26,822	22,454	13,302
Prior accident years	112,214	93,030	74,306

Total claim payments	139,036	115,484	87,608
Net reserves, end of year	539,596	506,934	453,051
Ceded reserves, end of year	185,648	173,267	196,590

Gross reserves, end of year	$725,244	$680,201	$649,641

The net prior year reserve development for 2012, 2011 and 2010, occurred in the following business lines:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
(Favorable) Unfavorable
E & S	$(1,780)	$(10,209)	$(2,397)
Alternative Risk Transfer	2,946	12,120	2,666
Assumed Reinsurance	8,096	9,437	1,448
Runoff	(224)	2,021	(1,361)

Total	$9,038	$13,369	$356

The 2012 prior year loss reserve strengthening is composed of $8.1 million in the Reinsurance division, $2.9 in ART, offset by $2.0 million of favorable prior year development in the E&S and Run-off divisions. The net favorable development in the E&S division was driven by the environmental product line offset by unfavorable development in the primary casualty and surety products. Reinsurance prior year loss reserve strengthening stemmed from four casualty contracts that were non-renewed in prior years while the strengthening in the ART division was primarily attributable to two casualty programs.

The $10.2 million of net favorable development in the E&S division in 2011 was driven by $14.0 million in favorable development in the construction business (not construction defect) partially offset by unfavorable development in the other lines. Prior year unfavorable loss development in the ART division of $12.1 million is primarily driven by one program terminated in 2011. The $9.4 million of prior year unfavorable loss development in the Reinsurance division is primarily associated with one professional liability contract that was non-renewed in 2010. The $2.4 million of favorable development in the E&S division in 2010 resulted from $9.9 million of favorable development in the construction product that was partially offset by unfavorable development in the environmental, property, and healthcare products. The $2.7 million of unfavorable development in the ART division was in 2010 attributable primarily to professional liability and habitational products while the reinsurance adverse development related primarily to two professional liability treaties.

The following table shows the gross, ceded and net development of the reserves for unpaid losses and loss adjustment expenses from 2002 through 2012. The top line of the table shows the liabilities at the balance sheet date for each of the indicated years and reflects the estimated amounts for losses and loss adjustment expenses for claims arising in that year and all prior years that are unpaid at the balance sheet date, including IBNR losses. In the gross and ceded sections of the table, the second line shows the re-estimated amount of previously recorded liabilities based on experience as of the end of each succeeding year. The lower portion of the table in the net section shows the cumulative amounts subsequently paid as of successive years with respect to the liabilities. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy (deficiency) exists when the re-estimated liabilities at each December 31 is less (greater) than the prior liability estimate. The cumulative redundancy (deficiency) depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years.

	Years Ended December 31,(1)
	(dollars in thousands)
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross reserves	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641	$680,201	$725,244
Re-estimated at 12/31/12	376,957	447,141	489,613	501,494	487,998	501,407	541,641	600,551	683,677	717,100
Cumulative redundancy (deficiency) on gross reserves	(197,793)	(217,037)	(168,575)	(108,001)	(48,325)	3,372	45,006	15,893	(34,036)	(36,899)
Ceded reserves	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590	173,267	185,648
Re-estimated at 12/31/12	205,691	238,245	235,396	234,239	195,762	196,822	177,090	191,948	213,509	201,128
Cumulative redundancy (deficiency) on ceded reserves	(96,148)	(123,184)	(98,398)	(74,724)	(34,616)	(21,341)	16,248	4,132	(16,919)
Net reserves for unpaid losses and loss adjustment expenses	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051	506,934	539,596
Net Reserves re-estimated at December 31:
1 year later	74,857	129,445	186,646	236,576	280,739	334,692	388,792	420,720	466,420	515,972
2 years later	93,943	144,083	193,597	251,775	288,812	328,322	390,360	418,607	470,167
3 years later	106,264	148,386	216,849	252,806	279,129	327,915	377,218	408,603
4 years later	109,016	171,037	219,644	243,904	272,931	311,786	364,551
5 years later	136,423	175,485	212,818	244,758	288,565	304,585
6 years later	140,726	171,019	225,127	259,181	292,236
7 years later	138,820	190,331	245,128	267,255
8 years later	153,036	206,320	254,217
9 years later	168,599	208,896
10 years later	171,266
Cumulative redundancy (deficiency) on net reserves	(101,645)	(93,853)	(70,177)	(33,277)	(13,709)	24,713	28,758	11,761	(17,116)	(9,038)

Cumulative amount of net liability paid through December 31:
1 year later	17,873	21,939	31,967	41,821	36,406	45,125	64,611	74,306	93,030	112,214
2 years later	35,642	48,426	70,241	74,163	76,794	88,746	122,318	143,836	180,605
3 years later	55,094	77,685	96,786	106,874	112,550	131,736	178,373	200,546
4 years later	72,668	94,761	122,570	134,061	144,690	170,354	218,493
5 years later	83,599	112,380	144,174	158,317	170,977	199,179
6 years later	97,479	128,397	164,612	177,271	195,153
7 years later	110,465	142,341	181,801	199,007
8 years later	121,271	156,408	203,157
9 years later	130,577	175,408
10 years later	146,108
Net reserves December 31	69,621	115,043	184,040	233,978	278,527	329,298	393,309	420,364	453,051	506,934	539,596
Ceded Reserves	109,543	115,061	136,998	159,515	161,146	175,481	193,338	196,080	196,590	173,267	185,648

Gross Reserves	$179,164	$230,104	$321,038	$393,493	$439,673	$504,779	$586,647	$616,444	$649,641	$680,201	$725,244

(1)	Years ended December 31, 2002 through 2012, including the consolidated values of American Safety RRG, our non-subsidiary affiliate.

•	As of December 31, 2002, our net reserves for loss and loss adjustment expenses were deficient by approximately $101.6 million. This deficiency was driven by increases in our estimates for ultimate losses due to actual loss experience developing greater than our initial estimates. The unfavorable development was driven primarily by loss experience in our Construction ($80.0 million) and Workers Compensation ($13.7 million). The increases in Construction were due to greater than expected losses in construction defect claims primarily in California. The increases in Workers Compensation ultimate net losses primarily related to losses from insureds who were involved in the clean- up of the World Trade Center site as a result of the September 2001 terrorist attacks.

•	As of December 31, 2007, our net reserves for loss and loss adjustment expenses were redundant by approximately $24.7 million. This redundancy was primarily driven by a decrease in ultimate net losses of $31.0 million in our Construction product due to better than anticipated experience in 2004 – 2007 as rate per exposure increased significantly compared to prior years. Partially offsetting the decrease in Construction were increases in ultimate net losses in Assumed Reinsurance ($6.9 million).

•	As of December 31, 2010, our net reserves for loss and loss adjustment expenses were deficient by approximately $17.1 million. Unfavorable development of prior year losses was primarily attributable to Specialty Programs ($10.1 million), Assumed Reinsurance ($17.9 million), Surety ($4.5 million) and Workers Compensation ($4.4 million). The unfavorable development was partially offset by favorable development within our Construction ($14.3 million) and Environmental products ($15.5 million).

Investments

The Company’s investment portfolio is managed for the preservation of principal, with due consideration for income targets and the Company’s overall asset/liability strategy.

Our investment portfolio is managed by independent, nationally recognized investment management companies pursuant to the investment policies and guidelines established by management and approved by our Board of Directors. In addition, during 2011 we hired an investment consultant to assist in assessing the sector allocation of the investment portfolio and revised our allocations to certain sectors of fixed income securities. We have investment policies which limit the maximum duration and set target levels for the average duration of the entire portfolio. The duration target for our investment portfolio takes into account the need to manage the portfolio to produce cash flow to fund operational needs while allowing flexibility to manage our assets. Our investment guidelines limit the percentage of our portfolio that is permitted to be invested in any asset class. The guidelines further limit the amount that may be invested by issuer credit rating. Additionally, we use specific criteria to judge the credit quality of our investments and use a variety of credit rating services to monitor these criteria. In conjunction with our investment policy, guidelines and strategy, we have invested predominantly in investment grade fixed income securities. Our investment portfolio consists primarily of government and government agency securities, asset and mortgage-backed securities, commercial mortgage-backed securities, and high quality corporate securities which are rated investment grade or better at time of investment. In 2012, we purchased $12.7 million securities classified as trading. Also during 2012, we purchased $2.1 million in select exchange traded funds and classified as common stock. We also invest in common and preferred securities that represented 3.4% of our year-end shareholders’ equity.

At December 31, 2012 and 2011, the fair value of our cash and invested assets totaled approximately $950.9 million and $926.6 million, respectively, and were classified as follows:

Type of Investment	Fair Value at December 31, 2012	Amortized Cost at December 31, 2012	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$96,726	$96,726	10.9%
Fixed maturity securities:
U.S. Government Securities	56,541	53,591	6.0%
States of the U.S. and political subdivisions of the states	46,164	40,100	4.5%
Corporate securities	340,729	304,725	34.4%
Mortgage-backed securities	248,240	237,653	26.8%
Commercial mortgage-backed securities	63,215	57,521	6.5%
Asset-backed securities	74,688	71,769	8.1%

Subtotal	829,577	765,359	86.3%
Common and preferred stocks	11,857	11,793	1.3%
Trading Securities	12,712	12,712	1.4%

Total	$950,872	$886,590	100.0%

Type of Investment	Fair Value at December 31, 2011	Amortized Cost at December 31, 2011	Percent of Amortized Cost Portfolio
	(dollars in thousands)
Cash and short-term investments	$100,898	$100,898	11.6%
Fixed maturity securities:
U.S. Government Securities	63,090	58,814	6.7%
States of the U.S. and political subdivisions of the states	32,257	27,676	3.2%
Corporate securities	326,926	298,452	34.2%
Mortgage-backed securities	270,811	257,864	29.6%
Commercial mortgage-backed securities	63,961	60,198	6.9%
Asset-backed securities	58,954	58,437	6.7%

Subtotal	815,999	761,441	87.3%
Common and preferred stocks	9,683	9,715	1.1%

Total	$926,580	$872,054	100.0%

The fair value of our fixed maturity securities portfolio (excluding cash, short-term investments, and trading securities), classified by rating, as of December 31, 2012 and 2011, were as follows:

S&P/Moody’s Rating	Fair Value at December 31, 2012	Amortized Cost at December 31, 2012	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $31,032)	$80,529	$73,591	9.7%
AA/Aa	359,620	340,744	43.4%
A/A	266,606	238,943	32.1%
BBB/Baa	99,919	89,005	12.0%
Less than BBB/Baa (1)	22,903	23,076	2.8%

Total	$829,577	$765,359	100.0%

S&P/Moody’s Rating	Fair Value at December 31, 2011	Amortized Cost at December 31, 2011	Percent of Fair Value Total
	(dollars in thousands)
AAA/Aaa (including U.S. Treasuries of $24,065)	$84,284	$78,624	10.3%
AA/Aa	375,495	355,310	46.0%
A/A	252,770	231,463	31.0%
BBB/Baa	102,925	95,507	12.6%
Less than BBB/Baa (1)	525	537	0.1%

Total	$815,999	$761,441	100.0%

(1)	The less than BBB/Baa rated securities were rated investment grade at the time of investment.

The National Association of Insurance Commissioners (the “NAIC”) has a security rating system by which it assigns investments to classes called “NAIC designations” that are used by insurers when preparing their annual statutory financial statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being the highest quality. As of December 31, 2012, virtually all portfolios of our U.S. insurance subsidiaries were invested in securities rated in class 1 or class 2 by the NAIC, which are considered investment grade.

The maturity distribution of our fixed maturity portfolio (excluding cash, short-term investments and trading securities), as of December 31, 2012, based on stated maturity dates with no prepayment assumptions, was as follows:

Maturity	Fair Value	Amortized Cost
	(dollars in thousands)
Due in one year or less	$41,544	$40,900
Due from one to five years	104,414	97,214
Due from five to ten years	207,642	189,141
Due after ten years	89,834	71,161
Mortgage and asset-backed securities	386,143	366,943

Total	$829,577	$765,359

Our mortgage and asset-backed securities are subject to risks associated with the variable prepayments of the underlying mortgage loans. As of December 31, 2012, 99.5% of our mortgage-backed securities are fixed income securities issued by FNMA, FHLMA or GNMA and are therefore explicitly guaranteed (GNMA) by the U.S. government or implicitly guaranteed (FNMA/FHLMA) by the U.S. government.

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

American Safety RRG is a variable interest entity which is consolidated in our financial statements in accordance with Accounting Standard Codification (ASC) 810-10-05. American Safety RRG is authorized to write liability insurance in all 50 states as a result of the Risk Retention Act and is licensed by the Vermont Department of Financial Regulation (the “Vermont Department”) under Title 8 of the Vermont Statutes Annotated (the “Vermont Captive Act”) as a stock captive insurance company. Presently, three of our directors are also directors of American Safety RRG: David V. Brueggen, Thomas W. Mueller and Cody W. Birdwell. The directors of American Safety RRG are elected annually by the shareholders of American Safety RRG.

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

AS Insurance Services has developed many of our primary insurance product platforms and places our ceded reinsurance programs. Since 1990, AS Insurance Services has served as the program manager for American Safety RRG, providing it with program management, underwriting, and through its subsidiary, American Safety Claims Services, Inc. (ASCS), claims services. American Safety Administrative Services (ASAS) provides marketing, accounting, legal and other administrative services to American Safety RRG. In each case, these services are provided pursuant to guidelines and procedures established by the Board of Directors of American Safety RRG.

Our subsidiary, ASCS, provides claims administration services for the handling of claims, and the supervision of claims adjusters and TPAs and payment of claims to our U.S. insurance subsidiaries and American Safety RRG.

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

The nature and extent of state regulation varies from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with an affiliate, approval of premium rates for lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, deposits of securities for the benefit of policyholders, licensing to transact business, accreditation of reinsurers, admittance of assets to statutory surplus and reports with respect to financial condition and other matters. In addition, state regulatory examiners perform periodic examinations of insurance companies. American Safety RRG, American Safety Casualty, American Safety Indemnity and American Safety Assurance (Vermont) are all subject to examination by state regulatory examiners generally every three years. A state regulatory examination for American Safety Casualty and American Safety Indemnity by the Oklahoma Department of Insurance was concluded on June 11, 2011, and a report covering the two-year period ended December 31, 2009, was issued with no material findings. The Insurance Division of the Vermont Department completed its examination for the period ended December 31, 2011 on February 8, 2013 with no significant findings. American Safety Assurance (VT) was formed in 2008 and therefore will be subject to examinations in the future.

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

Bermuda Regulation

Our Bermuda subsidiaries that conduct reinsurance business, American Safety Reinsurance, Ltd. (“ASRe”) and American Safety Assurance, Ltd., are subject to regulation under The Insurance Act of 1978, as amended, of Bermuda and related regulations (the “Bermuda Act”), which provide that no person shall conduct insurance business (including reinsurance) in or from Bermuda unless registered as an insurer under the Bermuda Act by the Supervisor of Insurance (the “Supervisor”). ASRe and American Safety Assurance, Ltd. are registered insurers under the Bermuda Act.

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

All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct which establishes duties, requirements and standards to be complied with under the Bermuda Act. Failure to comply with these requirements is a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Bermuda Act. Our Bermuda subsidiaries are in compliance as of December 31, 2012.

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

We acquired American Safety Indemnity, a U.S. E&S lines insurance company domiciled in Oklahoma, in 2000. American Safety Indemnity is currently licensed or approved as an E&S lines insurer in 49 states and the District of Columbia. The insurance laws of Oklahoma place restrictions on a change of control of American Safety Insurance as a result of our ownership of American Safety Indemnity. Under Oklahoma law, no person may obtain 10% or more of our voting securities without the prior approval of the Oklahoma Insurance Department.

Because American Safety Indemnity is an E&S lines insurer, its premium rates are not filed and approved with the various state insurance departments, but certain requirements regarding the types of insurance written by E&S lines insurers must still be met. Generally, E&S lines insurers may only write coverage that is not available in the admitted or standard market and strict guidelines regarding the coverages are set forth in various state statutes. Surplus lines brokers are the licensed individuals or entities placing coverage with E&S lines insurers, and in most states, the broker is responsible for the payment of surplus lines taxes which are payable to the state in which the surplus lines risk is located. Surplus lines insurers are exempt from participation in state insolvency funds which are designed to protect insureds if admitted insurers become insolvent and are unable to pay claims. While American Safety Indemnity is exempt from the majority of state regulatory requirements, it must be approved to write the type of insurance in the states where its surplus lines business is written. The Oklahoma Insurance Department retains primary regulatory authority over American Safety Indemnity, as a licensed and admitted insurance company in Oklahoma.

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

American Safety Casualty, American Safety Indemnity, and American Safety RRG are required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business in light of its size and risk profile. The ratio of a company’s actual policyholder surplus to its minimum capital requirements will determine whether any state regulatory action is required. State regulatory authorities use the RBC formula to identify insurance companies which may be undercapitalized and may require further regulatory attention. As of December 31, 2012, each of the Company’s U.S. domiciled insurance subsidiaries’ RBC exceeded the minimum threshold.

American Safety Assurance (Vermont), Inc. (ASA VT) is a licensed Vermont sponsored captive insurance company formed in December 2008. ASA VT is subject to regulation and to examination by the Vermont Department of Banking. Standard Vermont regulatory requirements applicable to traditional insurers generally are not applicable to captive insurers, but applicable Vermont captive laws do limit the type of entity that may act as a sponsor, limit a participant to insuring its risks only through the segregated or protected cell and require that a participant’s assets and liabilities be maintained in a segregated or protected cell separate from the experience of other cells and from the assets of the sponsored captive’s general account. Vermont regulators evaluate the financial condition of the Company and of each segregated cell. Subsequent to the year ended December 31, 2012, ASA VT was dissolved.

Employees

At December 31, 2012, we employed 242 persons, none of whom were represented by a labor union.

Item 1A. Risk Factors

Our business is subject to the following risk factors, among others, in addition to the information (including disclosures relative to forward-looking statements) set forth elsewhere in this report.

Risk Factors Relating to American Safety Insurance

A downgrade in our A.M. Best rating or increased capital requirements could impair our ability to sell insurance policies.

On February 01, 2013, A.M. Best, the most widely recognized insurance company rating agency, affirmed its financial strength rating of “A” (Excellent) on a group basis of our U.S. insurance subsidiaries, our Bermuda reinsurance subsidiary and our U.S. non-subsidiary risk retention group affiliate. A.M. Best did revise the outlook to “negative” citing operating performance in the past two years and execution risk with respect to planned growth in the E&S division. An “A” (Excellent) financial strength rating is the third highest of sixteen ratings assigned by A.M. Best to companies that have, in the opinion of A.M. Best, an excellent ability to meet their ongoing obligations to policyholders.

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

The key factors that could result in negative actions regarding the rating would be continuing deterioration in the operating ratios or failure to maintain adequate capitalization in the subsidiaries or on a consolidated basis.

The exclusions and limitations in our policies may not be enforceable.

We draft the terms and conditions of our E&S lines policies to manage our exposure to expanding theories of legal liability in business lines such as asbestos abatement, construction defect, environmental, property and professional liability. Many of the policies we issue include exclusions or other conditions that define and limit coverage. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought against our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of these exclusions and limitations particularly with respect to evolving business lines such as construction defect. This could result in higher than anticipated losses and loss adjustment expenses by extending coverage beyond our underwriting intent or increasing the number or size of claims, which could have a material adverse effect on our operating results. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.

The risks we underwrite are concentrated in relatively few industries.

We focus much of our underwriting on specialty risks in the construction and environmental remediation industries. As a result of our diversification efforts, for the year ended December 31, 2012, approximately 26.1% of our gross written premiums were written in these two industries compared to 25.2% for 2011. Our operating results could be more exposed than our more diversified competitors to unfavorable changes in business, economic or regulatory conditions, changes in federal, state or local environmental standards and establishment of legal precedents affecting these industries. Similarly, a significant incident impacting one of these industries that has the effect of increasing claims generally (or their settlement value) could negatively impact our financial condition and operating results.

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

Insurance companies are required to maintain reserves to cover their estimated liability for losses and loss adjustment expenses with respect to both reported and incurred but not reported (“IBNR”) claims. Reserves are estimates at a given time involving actuarial and statistical projections of what we expect to be the cost of the ultimate resolution and administration of claims. These estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends, projected claims frequency and severity, potential judicial expansion of liability precedents, legislative activity and other factors, such as inflation. Our in-house actuarial staff reviews the reserves on a quarterly basis. In addition, an independent third-party actuarial firm performs an actuarial analysis annually, which includes assessing the adequacy of loss and loss adjustment expense reserves.

Notwithstanding these efforts, the establishment of adequate reserves for losses and loss adjustment expenses is an inherently uncertain process, particularly in the environmental remediation industry, construction industry and some of the other industries we underwrite where extensive historical data may not exist or where the risks insured are long-tail in nature, in that claims that have occurred may not be reported to us for long periods of time (such as construction defect claims). Therefore, traditional actuarial analysis may be less reliable. Due to these uncertainties, our ultimate losses could materially exceed our reserves for losses and loss adjustment expenses, especially in business lines where we have increased or intend to increase our risk retention.

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

Reinsurance is a contractual arrangement under which one insurer (the ceding company) transfers to another insurer (the reinsurer) a portion of the liabilities that the ceding company has assumed under an insurance policy it has issued. Our business involves ceding portions of the risks that we underwrite to reinsurers. The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control and there are factors that could materially impact our financial condition and operating results. There is no certainty that reinsurance will continue to be available in the form or in the amount that we require or, if available, at an affordable cost. The availability of reinsurance is dependent not only on reinsurers’ reactions to the specific risks that we underwrite, but also events that impact the overall reinsurance industry. If we are unable to maintain or replace our reinsurance, our total loss exposure could increase and, if we were unwilling or unable to assume that increase in exposure, we would be required to mitigate the increase in exposure by writing fewer policies or writing policies with lower limits or different coverage.

We may be unable to recover amounts due from our reinsurers.

While reinsurance contractually obligates the reinsurer to reimburse us for a portion of our losses, it does not relieve us of our primary financial liability to our insureds. If our reinsurers are either unwilling or unable to pay some or all of the claims made by us on a timely basis, we may bear the financial exposure. As a result, we are subject to credit risk with respect to our reinsurers. The total amount of reinsurance recoverables at December 31, 2012, was $213.4 million (which includes ceded unearned premiums), or 61.8% of equity. Of this amount, $123.9 million, or approximately 58.1% of the total recoverable amount, is collateralized by cash, irrevocable letters of credit or other acceptable forms of collateral posted by the reinsurer.

We purchase reinsurance from reinsurers we believe to be financially sound. We have reinsurance security procedures that establish financial requirements for reinsurance companies prior to reinsuring business we underwrite. Among these requirements is a stipulation that reinsurance companies must have an A.M. Best rating of at least “A-” (Excellent) and a financial size category of Class VIII or greater at the time of placing any reinsurance unless sufficient collateral has been provided at the time we enter into the reinsurance agreement. We have also established an internal reinsurance security committee, including members of senior management, which meets quarterly to discuss and approve reinsurance security and evaluate reinsurance recoverables. To protect against our reinsurers’ potential inability to satisfy their contractual obligations to us, our reinsurance contracts stipulate a collateral requirement for reinsurance companies that do not meet the financial strength and size requirements described above. These collateral requirements can be met through the issuance of irrevocable letters of credit, the establishment and funding of escrow accounts for our benefit or cash advances paid into a segregated account. In the event collateral is not sufficient, there is no certainty that these reinsurers will be able to provide additional collateral or fulfill their obligations to us.

As of December 31, 2012, we had exposure to our reinsurers of $213.4 million, consisting of reinsurance recoverables on unpaid losses, reinsurance recoverables on paid losses and unearned premiums. Our net exposure (after collateral) to our reinsurers totaled $89.5 million as of December 31, 2012. Included are balances from reinsurance counterparties that may no longer carry a financial strength rating and therefore could present a higher default risk. Because we remain primarily liable to our policyholders for the payment of their claims, in the event that one of our reinsurers under an uncollateralized treaty became insolvent or refused to reimburse us for losses paid, or delayed in reimbursing us for losses paid, our cash flow and financial results could be materially and adversely impacted. As of December 31, 2012, our largest net exposure to any one reinsurer was approximately $19.7 million from Partner Reinsurance Company which is rated A+ by A. M. Best Company.

We rely on independent insurance agents and brokers to market our products.

We market most of our insurance products through approximately 700 independent insurance agents and brokers, which we refer to as producers. These producers are not obligated to promote our products and may sell competitors’ products. Our profitability depends, in part, on the marketing efforts of these producers and on our ability to offer insurance products and services while maintaining financial strength ratings that meet the requirements of our producers and their customers. The failure or inability of producers to market our insurance products successfully would have a material adverse effect on our business and operating results. As of December 31, 2012, the Company has no individual producers that generate greater than 10% of gross written premiums.

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

Our long-term growth strategy includes expanding in our E&S and Reinsurance markets, entering new geographic markets, creating relationships with new producers and developing new insurance products. In order to generate this growth, we are subject to various risks, including risks associated with our ability to:

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

Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may impact the quality of business submitted to us. In an economic downturn, the degree to which prospective policyholders apply for insurance and fail to pay all balances owed may increase. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce the Company’s underwriting profit to the extent these effects are not reflected in the rates charged by the combined company.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write profitable new business, retain existing customers and establish premium rates and reserves at levels sufficient to cover losses and related expenses. Many factors will affect our capital needs and the amount and timing, including our growth and profitability, our claims experience and the availability of reinsurance, as well as possible acquisition opportunities, market disruptions, changes in regulatory requirements and other unforeseeable developments. If we have to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient capital to implement our business plans and therefore our financial condition and operating results could be adversely affected.

Changes in the value of our investment portfolio may have a material impact on our operating results.

We derive a significant portion of our net earnings from our investment portfolio. As a result, our operating results depend in part on the performance of our investment portfolio. As of December 31, 2012, the fair value of our investment portfolio was $930.6 million and net investment income derived from these assets was $30.2 million. We also recognized net realized gains of $9.7 million in 2012. Our realized gains consist of $9.4 million from sales of fixed maturity securities and $0.3 million in net unrealized holding gains from trading securities. Our investment portfolio is subject to various risks, including:

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

Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, information processing and telecommunications systems. We rely on these systems to support our marketing operations, process new and renewal business, provide customer service, make claims payments, and facilitate premium collections and policy cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting. We have a highly trained staff that is committed to the continual development and maintenance of these systems. However, the failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology, information processing and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for this service exceeds capacity or if the third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. There can be no guarantee that these systems can effectively support our continued growth. Additionally, some of our systems are not fully redundant, and our disaster recovery planning may not account for eventualities which could adversely affect our business. Our current technology initiatives may not provide us with the ability to leverage fixed costs as much as anticipated which could affect our financial results.

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

We are subject to claims arising out of catastrophes that may have a significant effect on the results of operations, and/or financial condition. Catastrophes can be caused by various events, including tornadoes, hurricanes, windstorms, earthquakes, tsunamis, hailstorms, explosions, power outages, severe winter weather, fires and intentional man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for catastrophes until such event takes place. Therefore, although we actively manage our exposure through the underwriting process and the purchase of reinsurance protection, a catastrophe or series of catastrophes could have a material adverse impact on our results of operations and/or financial condition. We have exposure to catastrophe in all of our product divisions; including, but not limited to the following: in our E&S division, we underwrite property that is potentially exposed to catastrophe losses; through our Reinsurance division we are exposed to catastrophes (hurricane, earthquake, etc.) worldwide but have participated with a finite limit during the treaty period; our ART division’s dealer open lot program is catastrophe exposed and this risk has been reinsured.

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

The property and casualty insurance industry has historically been a cyclical industry consisting of both “hard market” periods and “soft market” periods. The E&S lines market historically has tended to move in response to the underwriting cycles in the standard insurance market. Hard market periods are characterized by shortages of underwriting capacity, limited availability of capital, less competition and higher premium rates. Typically, during hard markets, as rates increase and coverage terms become more restrictive, business shifts from the standard insurance market to the E&S lines market as standard insurance market carriers rely on traditional underwriting techniques and focus on their core business lines. In soft markets, business shifts from the E&S lines market to the standard insurance market as standard insurance market carriers tend to change underwriting standards and seek to expand market share by moving into business lines traditionally characterized as “surplus lines.”

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

Any changes in insurance laws and regulations could materially affect our operating results. For example, the Dodd-Frank Act, enacted in July 2010, created the Federal Insurance Office (“FIO”) within the Treasury Department. The FIO is responsible for gathering information and monitoring the insurance industry to identify gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or U.S. financial system. The FIO also has the authority to recommend changes to state insurance laws and regulations. We are unable to predict whether the FIO will recommend any such changes, whether any states will adopt any such changes, or what effect such changes may have on our insurance operations. In addition, the National Association of Insurance Commissioners (the “NAIC”) is considering the adoption of all or part of Solvency II, including minimum capital requirements that could be in excess of our minimum capital requirements established by current state regulations. If the NAIC adopted Solvency II including additional capital requirements, our business and results of operations could be materially impacted. Solvency II is an EU legislative program to be implemented in all 27 Member States, including the UK. It introduces a new, harmonized EU-wide insurance regulatory regime. The legislation replaces 13 existing EU insurance directives. Bermuda has adopted the Bermuda Solvency Requirement (the “BSCR”) model, which is a risk based capital model introduced by the Bermuda Monetary Authority (the “BMA”). The BSCR measures risk and determines enhanced capital requirements and a target capital level. As a Class 3 reinsurer, ASRe is not currently subject to the requirements of the BCSR. Any change in ASRe’s classification as a Class 3 Reinsurer would subject ASRe to the enhanced capital requirements of the BSCR and could materially impact our operating results. We are unable to predict what additional laws and regulations, if any, affecting our business may be promulgated in the future or how they might be interpreted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our offices are located at Boyle Building, 2nd Floor, 31 Queen Street, Hamilton, Bermuda HM11, and the telephone number is (441) 296-8560. The principal corporate offices of our U.S. subsidiaries are located at 100 Galleria Parkway, Suite 700, Atlanta, Georgia 30339, and the telephone number is (770) 916-1908.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Common Stock

The Company’s common shares trade on the New York Stock Exchange, Inc. under the symbol “ASI.” As of March 1, 2013, there were approximately 634 holders of the Company’s common shares. The closing price on March 1, 2013, was $23.45.

The following table sets forth the high and low prices per share of the Company’s common shares for the periods indicated.

Fiscal Year Ended December 31, 2012	High	Low	Close
First Quarter	$22.32	$18.04	$18.85
Second Quarter	19.39	17.08	18.75
Third Quarter	19.61	16.71	18.69
Fourth Quarter	19.05	15.75	18.92

Fiscal Year Ended December 31, 2011	High	Low	Close
First Quarter	$21.95	$18.82	$21.43
Second Quarter	21.52	17.28	19.14
Third Quarter	20.10	16.97	18.40
Fourth Quarter	22.00	17.38	21.75

Dividends

The Company did not pay any cash dividends during fiscal years 2012 and 2011. Payment of cash dividends in the future will be periodically reviewed by the Board of Directors. As an insurance holding company, the Company’s ability to pay cash dividends to its shareholders will depend, to a significant degree, on the ability of the Company’s subsidiaries to generate earnings from which to pay cash dividends to American Safety Insurance Holdings, Ltd.

The jurisdictions in which American Safety Insurance Holdings, Ltd. and its insurance and reinsurance subsidiaries are domiciled place limitations on the amount of dividends or other distributions payable by insurance companies in order to protect the solvency of insurers. See “Regulatory Environment” in Item 1 of this report.

Issuer Purchase of Equity Securities

On January 24, 2012 and subsequently on October 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock with a total authorized repurchase during the year of 1,000,000 shares. Pursuant to this authorization, as of December 31, 2012, the Company had repurchased 799,034 shares at an average cost of $17.70 per share or approximately $13.8 million.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during year 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 1 through March 31, 2012	5,000	$18.37	5,000	995,000
April 1 through June 30, 2012	6,032	$17.94	6,032	988,968
July 1 through September 30, 2012	392,323	$17.92	392,323	596,645
October1 through December 31, 2012	375,679	$17.45	375,679	220,966

Total	779,034	$17.70	779,034

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

	Years Ended December 31,
	2012		2011		2010		2009		2008
	(dollars in thousands except per share data and ratios)
Statement of Operations Data:
Gross written premiums	$319,244		$298,545		$277,561		$253,519		$260,384
Net written premiums	255,360		240,618		223,240		164,709		179,865
Net earned premiums	253,866		232,879		200,733		168,517		174,471
Fee income earned	3,316		3,309		4,631		5,448		2,632
Net investment income	30,198		31,338		32,138		30,554		29,591
Net realized gains (losses)	9,693		10,966		2,251		163		(14,348)
Total revenue	297,122		278,539		239,310		204,733		192,322
Losses and loss adjustment expenses incurred	171,698		169,367		120,295		97,646		110,146
Acquisition expenses	58,579		52,080		43,044		37,203		43,484
Other underwriting expenses	47,531		42,230		42,158		38,073		33,882
Real estate expenses	—		—		—		—		(2,747)
Earnings before income taxes	12,030		7,448		28,426		24,866		341
Net earnings attributable to American Safety Insurance Holdings, Ltd.	11,839		10,842		30,508		24,325		310
Net earnings per share:
Basic	$1.18		$1.04		$2.96		$2.36		$0.03
Diluted	$1.14		$1.01		$2.87		$2.30		$0.03
Common shares used in computing net basic earnings per share	10,073		10,394		10,303		10,308		10,459
Common shares and common share equivalents used in computing net diluted earnings per share	10,383		10,739		10,646		10,558		10,686
Balance Sheet Data (at end of period):
Total investments excluding real estate	$930,648		$883,099		$818,450		$750,425		$673,739
Total assets	1,373,131		1,286,532		1,221,253		1,147,660		1,026,364
Unpaid losses and loss adjustment expenses	725,244		680,201		649,641		616,444		586,647
Unearned premiums	146,096		135,059		128,981		124,189		122,259
Loans payable	39,183		39,183		39,183		36,328		38,932
Total liabilities	1,028,083		951,852		902,719		872,148		806,236
Total equity	345,048		334,680		318,534		275,512		220,128
GAAP Underwriting Ratios:
Loss and loss adjustment expense ratio (1)	67.6%		72.7%		59.9%		57.9%		63.1%
Expense ratio (2)	40.5%		39.1%		40.1%		41.5%		42.9%
Combined ratio (3)	108.1%		111.8%		100.0%		99.4%		106.0%
Other Data:
Return on average shareholders’ equity (4)	1.6%		0.0%		10.9%		10.8%		6.6%
Debt to total capitalization ratio (5)	10.4%		10.7%		11.1%		11.8%		15.2%
Net written premiums to equity (6)	0.8	X	0.7	X	0.7	X	0.6	X	0.8	X

(1)	Loss and loss adjustment expenses ratio: The loss and loss adjustment expenses ratio, expressed as a percentage of loss and loss adjustment expenses to net earned premiums.
(2)	Expense ratio: The expense ratio is the ratio, expressed as a percentage, of acquisition and other operating expenses less fee income to net earned premiums. Our reported expense ratio excludes certain holding company expenses such as interest expense as well as other corporate expenses.

(3)	Combined ratio: The combined ratio is the sum of the losses and loss adjustment expenses ratio and the expense ratio.
(4)	Return on average shareholders’ equity: Return on average shareholders’ equity is the ratio, expressed as a percentage, of net earnings, excluding realized gains and losses, net of tax, to the average of the beginning of period and end of period total shareholders’ equity, excluding accumulated other comprehensive income.
(5)	Debt to total capitalization ratio: The debt to total capitalization ratio, is the ratio, expressed as a percentage, of total debt to the sum of total debt and shareholders’ equity. The Company’s total debt consists solely of trust preferred loans payable.
(6)	Net written premiums to equity: The net written premiums to equity is the ratio of net written premiums to the total shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We segregate our business into two segments: insurance operations and other. The insurance operations are further classified into three divisions: E&S, ART and Reinsurance (Assumed Re). E&S consists of seven product lines: environmental, primary casualty, excess, property, surety, healthcare, and professional liability. ART consists of two product lines: specialty programs and fully funded. Reinsurance consists of property and casualty business assumed from unaffiliated specialty insurers and reinsurers. Other includes lines of business that we no longer underwrite (run-off) and other ancillary product lines. Prior year amounts have been reclassified to conform to the current year presentation.

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

The following table sets forth the Company’s consolidated premium and total revenue information:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net Earned Premiums:
Excess and Surplus	$138,464	$119,225	$102,907
Alternative Risk Transfer	56,466	60,667	53,752
Assumed Reinsurance	58,936	52,988	44,081
Runoff	—	(1)	(7)

Total Net Earned Premiums	$253,866	$232,879	$200,733

Net investment income	$30,198	$31,338	$32,138
Net realized gains	9,693	10,966	2,251
Fee Income	3,316	3,309	4,631
Other income (expense)	49	47	(443)

Total Revenues	$297,122	$278,539	$239,310

The following table sets forth the Company’s consolidated expenses:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Total Expenses:
Loss and loss adjustment expenses	$171,698	$169,367	$120,295
Acquisition expenses	58,579	52,080	43,044
Other underwriting expenses	47,531	42,230	42,158
Interest expense	1,521	1,444	2,677
Corporate and other expenses	3,844	2,688	3,267

Total Expenses	$283,173	$267,809	$211,441

The following table sets forth the components of the Company’s insurance operations GAAP combined ratio for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Insurance operations:
Loss & loss adjustment expense ratio	67.6%	72.7%	59.9%
Expense ratio	40.5%	39.1%	40.1%

Combined ratio	108.1%	111.8%	100.0%

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net Earned Premiums

Net earned premiums totaled $253.9 in 2012 compared to $232.9 million in 2011, an increase of 9.0%. E&S totaled $138.5 million, a 16.2% increase from $119.2 million for the same period in 2011; ART decreased to $56.5 million, a 6.9% decrease over the 2011 period; Reinsurance totaled $58.9 million, an 11.2% increase from 2011. The increase in earned premium for the E&S division was due to increased production across all product lines but driven primarily by our primary casualty, excess and surety lines. The surety line includes premiums earned following the acquisition of the Bluestone business. The ART division’s decrease in net earned premiums was due primarily to the non-renewal of certain programs in addition to the de-emphasis of the specialty program business. The Reinsurance division’s increase in net earned premiums was due to continued increased writings in targeted classes of business during 2011 and 2012.

Net Investment Income

Net investment income decreased 3.6% to $30.2 million for the year ended December 31, 2012, compared to $31.3 million for 2011 due to lower yields on increased average invested assets. The continued low interest rate environment during 2012 impacted investment income as cash flow prepayments and portfolio maturities were reinvested at lower rates than the prevailing market yield of the portfolio. Average invested assets increased to $906.9 million as of December 31, 2012, from $850.8 million as of December 31, 2011. The average pre-tax investment yield was 3.8% for 2012 and 4.1% for 2011.

Net Realized Gains

Net realized gains for the period ended December 31, 2012 were $9.7 million as compared to $11.0 million in 2011. The Company had sales of $115.3 million and $342.6 million in 2012 and 2011 of available for sale securities, resulting in generation of realized gains of $9.4 million and $11.0 million in 2012 and 2011, respectively. Included in the 2012 net realized gains are $0.3 million of holding gains from our trading securities.

Fee Income

Fee income earned was approximately $3.3 million for both 2011 and 2012, reflecting soft market conditions. Currently, fee income is generated from the healthcare industry.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses totaled $171.7 million, or 67.6%, of net earned premiums for the year ended December 31, 2012, compared to $169.4 million and 72.7% in 2011. 2012 results include $9.0 million of development to prior year loss reserves as shown below.

The table below sets forth the prior year reserve development for the years ended December 31, 2012 and 2011 (dollars in millions):

	Years Ended December 31,
	2012	2011
(Favorable) Unfavorable
E & S	$(1.8)	$(10.2)
Alternative Risk Transfer	2.9	12.1
Reinsurance	8.1	9.4
Runoff	(0.2)	2.0

Total	$9.0	$13.3

The prior year reserve strengthening is comprised of $8.1 million in the Reinsurance division and $2.9 million in the ART division partially offset by $2.0 million of favorable prior year loss reserve development in the E&S and run-off. Reinsurance prior year loss reserve strengthening resulted from four casualty contracts that were non-renewed in prior years. The reserve strengthening in the ART division was primarily attributable to two casualty programs. The $2.0 million favorable development was driven by Environmental favorable development offset by unfavorable development in both Surety and Casualty lines.

Also during 2012, the Company’s loss ratio included property catastrophe losses of $11.4 million compared to $12.1 million in 2011. The 2012 losses included $5.9 million of losses from super storm Sandy.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses increased to $58.6 million for the year ended December 31, 2012, as compared to $52.1 million for the same period of 2011. The increase year over year is the result of growth in gross written premiums of $319.2 million for 2012 as compared to $298.5 million in 2011. As a percentage of net earned premiums acquisition costs were 23.1 % in 2012 and 22.5% in 2011, due primarily to changes in business mix.

Other Underwriting Expenses

Other underwriting expenses were $47.5 million for the year ended December 31, 2012, compared to $42.2 million for the same 2011 period due primarily to the addition of underwriting teams and the acquisition of Bluestone Surety.

Corporate and Other Expenses

Corporate and other expenses increased to $3.8 million compared to $2.7 million in 2011 due to increase excise taxes of $1.4 million in 2012 compared to $0.4 million in 2011.

Income Taxes

The income tax expense totaled $0.8 million for the year ended December 31, 2012 compared to a tax benefit of $3.4 million for the year ended December 31, 2011. During 2010 and 2011, the RRG was in an NOL position and carrying a valuation allowance and therefore did not provide income tax expense (benefit). During 2012, the RRG generated income before taxes of $1.9 million and tax expense of $0.6 million. The $0.6 million of tax expense for the RRG is included in total tax expense of $0.8 million.

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below depicts the Company’s operations by geographic location for the years ended December 31, 2012 and 2011 (dollars in thousands):

December 31, 2012	U.S.	Bermuda	Total
Income Tax	$841	$—	$841
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$60	$11,779	$11,839
Assets	$719,235	$653,896	$1,373,131
Equity	$140,011	$205,037	$345,048

December 31, 2011	U.S.	Bermuda	Total
Income Tax	$(3,394)	$—	$(3,394)
Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$(7,029)	$17,871	$10,842
Assets	$671,619	$614,913	$1,286,532
Equity	$106,689	$227,991	$334,680

Net Earnings attributable to American Safety Insurance Holdings, Ltd. Net earnings attributable to American Safety Insurance Holdings, Ltd., from Bermuda operations decreased to $11.8 million for the year ended December 31, 2012, compared to $17.9 million for 2011, due to loss reserve strengthening previously discussed and increased catastrophe losses during 2012. The U.S. operations had net income attributable to American Safety Insurance Holdings, Ltd., of $0.06 million for the year ended December 31, 2012, compared to losses of $7.0 million for 2011, due to higher reserve strengthening in the U.S. during 2011.

Assets. Assets attributable to the Bermuda operations increased to $653.9 million at the end of 2012 compared to $614.9 million at the end of 2011. This increase is primarily due to cash flow from operations and increased market values of investments. Assets attributable to the U.S. operations at the end of 2012 increased to $719.2 million as compared to $671.6 million at the end of 2011 due primarily to increased market values of investments.

Equity. Equity in the Bermuda operations was $205.0 million at the end of 2012 compared to $228.0 million at the end of 2011. The reduction was the result of dividends to the Company from our Bermuda operations in the amount of $33.8 million that were subsequently utilized to fund acquisitions and to increase the capital of the U.S. insurance companies. Equity of U.S. operations increased to $140.0 million at the end of 2012 from $106.7 million at December 31, 2011, due to net unrealized gains in the investment portfolio as well as investments made in the U.S. operations from the Bermuda Holding Company.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

The combined ratio for 2011 was 111.8% with an increase in the loss ratio offsetting an improvement in the expense ratio. The 2011 loss ratio increased to 72.7% compared to 59.9% in 2010 while the expense ratio decreased from 40.1% to 39.1% in 2011. The loss ratio increased as a result of prior accident year loss reserve development discussed under “Loss and Loss Adjustment Expenses” and higher than expected property losses in 2011 within the E&S and ART divisions. The reduction in the expense ratio is primarily due to economies of scale associated with the growth in premiums which was partially offset by lower fee income.

Net Earned Premiums

Net earned premiums totaled $232.9 in 2011 compared to $200.7 million in 2010, an increase of 16.0%. E&S totaled $119.2 million, a 15.8% increase from $102.9 million the same period in 2010; ART increased to $57.3 million, a 12.9% increase over the 2010 period; Reinsurance totaled $53.0 million, a 20.2% increase from 2010. The increase in earned premium for the E&S lines division was due to increased production across all product lines but driven primarily by excess, professional liability, property, and healthcare product lines. The ART division’s increase in net earned premiums was due primarily to the growth in programs during 2010 and 2011. This growth included a dealer open lot program as well as hospitality programs, some of which have been non-renewed or moved to other carriers in 2012. As a result, 2012 net earned premiums for the ART division are expected to decrease. The Reinsurance division’s increase in net earned premiums was due to continued increased writings in targeted classes of business during 2010 and 2011.

Net Investment Income

Net investment income decreased 2.5% to $31.3 million for the year ended December 31, 2011, compared to $32.1 million for 2010 due to lower yields on increased average invested assets. Yield compression during 2011 impacted investment income as cash flow and portfolio maturities were reinvested at lower rates. Average invested assets increased to $850.8 million as of December 31, 2011, from $784.4 million as of December 31, 2010. The average pre-tax investment yield was 4.1% for 2011.

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

The table below sets forth the prior year reserve development for the years ended December 31, 2011 and 2010 (dollars in millions):

	Years Ended December 31,
	2011	2010
(Favorable) Unfavorable
E & S	$(10.2)	$(2.4)
Alternative Risk Transfer	12.1	2.7
Assumed Reinsurance	9.4	1.5
Runoff	2.0	(1.4)

Total	$13.3	$0.4

The $10.2 million of favorable development in the E&S division was primarily attributable to construction business (not construction defect). The $12.1 million of unfavorable development in the ART division was attributable to one program terminated in 2011. The $9.4 million in development in the Reinsurance division was attributable to two contracts that have been non-renewed.

Also during 2011, the Company’s loss ratio included adjustments to the current accident year of $20.2 million. The ART division accounted for $11.5 million due to increased loss activity primarily in one program and Reinsurance accounted for $7.4 million due to catastrophes.

See “Business-Losses and Loss Adjustment Expenses Reserves” and Note 13 to the Company’s consolidated financial statements for additional information regarding the Company’s reserves for unpaid losses and loss adjustment expenses.

Acquisition Expenses

Acquisition expenses are commissions paid to our producers, offset by ceding commissions we receive from our reinsurers. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses increased to $52.1 million for the year ended December 31, 2011, as compared to $43.5 million for the same period of 2010. The increase year over year is the result of growth in gross written premiums in 2011 of $298.5 million as compared to $277.6 million in 2010. As a percentage of net earned premiums acquisition costs were constant for both years at approximately 22%.

Corporate and Other Underwriting Expenses

Corporate and other underwriting expenses were $44.9 million for the year ended December 31, 2011, compared to $45.4 million for the same 2010 period as lower salary and related costs were offset by higher technology costs.

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

Operations by Geographic Location

The Company operates through its subsidiaries in the U.S. and Bermuda. Significant differences exist in the regulatory environment in each country. The table below depicts the Company’s operations by geographic location for the years ended December 31, 2011 and 2010 (dollars in thousands):

December 31, 2011	U.S.	Bermuda	Total
Income Tax	$(3,394)	$—	$(3,394)
Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$(7,029)	$17,871	$10,842
Assets	$671,619	$614,913	$1,286,532
Equity	$106,689	$227,991	$334,680

December 31, 2010	U.S.	Bermuda	Total
Income Tax	$(2,082)	$—	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$918	$29,590	$30,508
Assets	$652,108	$569,145	$1,221,253
Equity	$99,373	$219,162	$318,534

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

Fair Value Measurements

As management is ultimately responsible for determining the fair value measurements for all securities, we selectively validate prices received by comparing the fair value estimates to our knowledge of the current market and investigate prices deemed not to be representative of fair value. See Note 6 to the Company’s consolidated financial statements for additional information regarding the Company’s fair value measurements. Assets measured at fair value on a recurring basis are summarized below:

	As of December 31, 2012 Fair Value Measurements Using (dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities	$31,032	$798,545	$—	$829,577
Equities securities	5,151	—	6,706	11,857
Short term investments	76,502	—	—	76,502
Trading securities	990	11,722	—	12,712

Total	$113,675	$810,267	$6,706	$930,648

	As of December 31, 2011
	Fair Value Measurements Using
	(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturities	$24,065	$791,934	$—	$815,999
Equities securities	2,932	—	6,751	9,683
Short term investments	57,417	—	—	57,417
Trading securities	—	—	—	—

Total	$84,414	$791,934	$6,751	$883,099

As of December 31, 2012
Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands)
Equities
Level 3 Financial Instruments
Balance at December 31, 2011	$6,751
Total gains (losses) (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(45)
Purchases	—
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at December 31, 2012	$6,706

Change in net unrealized losses relating to assets still held at reporting date	(45)

As of December 31, 2011
Fair Value Measurements
Using Significant
Unobservable Inputs (Level 3)
(dollars in thousands)
Equities
Level 3 Financial Instruments
Balance at December 31, 2010	$5,082
Total gains (losses) (realized/unrealized):
Included in earnings	—
Included in other comprehensive income	(175)
Purchases	1,844
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at December 31, 2011	$6,751

Change in net unrealized losses relating to assets still held at reporting date	(175)

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

After a review of the individual securities in the investment portfolio, the Company did not record net realized losses due to other-than-temporary-impairment. The analysis to determine other-than-temporary-impairment was completed on all securities with additional focus on securities with unrealized losses greater than 30% of book value and securities whose unrealized loss was greater than 20% of book value for more than three months.

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

Net cash provided by operations was $34.2 million for the year ended December 31, 2012, and $61.9 million for the year ended December 31, 2011. The decrease is attributable to increased paid losses, mostly in the E&S division. In 2012, paid losses were $139.0 million compared to $115.5 in 2011.

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

Contractual Obligations

Our contractual obligations (in thousands of dollars) as of December 31, 2012, were:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans Payable	$39,183	$—	$—	$—	$39,183
Interest (1)	33,219	1,535	4,605	3,070	24,009
Operating leases	3,060	1,708	1,090	262	—
Gross loss reserves (2)	725,244	133,059	197,428	104,062	290,695

Total contractual obligations	$800,706	$136,302	$203,123	$107,394	$353,887

(1)	The above table includes all interest payments through the expiration of debt instruments. All amounts are reflected based on final maturity dates. Variable rate interest obligations are estimated based on current interest rates. As a result of applying interest rates based on the current LIBOR rate plus the contractual spread for each capital trust, the interest rates were 4.5%, 4.4% and 3.8% for American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III, respectively as of December 31, 2012. These rates are used to calculate the variable interest rate obligations through maturity.
(2)	The above table includes the expected settlement of our gross loss reserves. The Company relies on reinsurance to reduce current risk exposures. The expected payout of gross loss reserves net of reinsurance recoverables is as follows: total $539.6 million; $99.0 million less than a year; $146.9 million 1-3 years, $77.4 million; 3-5 years and $216.3 million; more than 5 years. More information about our unpaid loss and loss adjustment expenses appears in Note 13 to our consolidated financial statements.

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

Investments. We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC 320-10-05, Accounting for Certain Investments in Debt and Equity Securities; and Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments; and related guidance. The identification of distressed investments and the assessment of whether a decline is other than temporary involve significant management judgment and require evaluation of factors including but not limited to:

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

We determine the fair values of certain financial instruments based on the fair value hierarchy established in “Fair Value Measurements” (“ASC 820-10-15”). ASC 820-10-15 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

Reserves. Claims made policies provide coverage for claims that are incurred and reported during the policy period. Insurance policies and reinsurance treaties can be occurrence based and therefore may be subject to claims brought years after an incident has occurred or the policy period has ended. We are required to maintain reserves to cover the unpaid portion of our ultimate liability for losses and loss adjustment expenses with respect to (i) reported claims and (ii) incurred but not reported (IBNR) claims. An actuarial analysis is performed quarterly to estimate all of our unpaid losses and loss adjustment expenses under the terms of our contracts and agreements. In evaluating whether the reserves are adequate for unpaid losses and loss adjustment expenses, it is necessary to project future losses and loss adjustment expenses payments. It is probable that the actual future losses and loss adjustment expenses will not develop exactly as projected and may, in fact, vary materially from the projections.

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

Short-tail business is generally characterized by the industry as business for which claims are received and settled within one year. Our total net reserves for short tail business as generally defined by the industry, as of December 31, 2012, were approximately 2.2% of total net reserves. In the aggregate, our primary long-tail lines are construction, where we offer general liability insurance to construction contractors and environmental where we offer general liability and professional liability insurance to environmental contractors and consultants.

Because the Company’s loss reserves are primarily comprised of long-tail business, current year ultimate losses are developed using mostly the expected loss ratio method. The method is appropriate because there are very few claims reported from the most recent accident year for long-tail lines of business. The expected loss ratio is determined based on the review of the projected ultimate loss ratios for similar risks from the prior years. At December 31, 2012, the carried loss and loss adjustment expense reserves for accident years prior to 2008 were determined largely based on the indications produced by the Bornhuetter-Ferguson method or loss development factor method because of the additional claims experience gained as the business line matures.

On a quarterly basis, the Company’s internal actuary performs a reserve analysis. The evaluation entails the examination of our current actuarial assumptions compared to actual claim activity. If there is a material deviation from actual emerged losses and the actuarially determined expected losses, further research is completed to determine the cause. Discussions with the claims staff and the underwriting staff relative to these deviations, in some cases, reveal trends that warrant modifications of the current assumptions about loss development patterns and or expected loss ratios.

As part of our year-end process, the Company has an external actuarial firm perform an independent analysis and issues an actuarial opinion on the insurance operating companies’ carried loss and loss adjustment expense reserves.

The carried gross loss reserves by division are as follows (in thousands of dollars):

	December 31, 2012
	Loss		Loss Adjustment Expenses		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$59,117	$200,692	$22,128	$108,065	$390,002
ART	57,062	84,163	8,575	45,318	195,118
Assumed Reinsurance	45,461	51,883	3,563	27,937	128,844
Runoff	4,138	4,519	190	2,433	11,280

Total	$165,778	$341,257	$34,456	$183,753	$725,244

	December 31, 2011
	Loss		Loss Adjustment Expenses		Total
	Case	IBNR	Case	IBNR	Case and IBNR
E & S	$58,860	$189,825	$17,415	$100,996	$367,096
ART	56,133	79,712	8,735	49,852	194,432
Assumed Reinsurance	37,070	54,508	1,671	13,613	106,862
Runoff	6,492	2,444	2,719	156	11,811

Total	$158,555	$326,489	$30,540	$164,617	$680,201

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

Environmental exposures may involve bodily injury and property damage claims. These claims tend to be reported sooner but take longer to settle because often times multiple parties are involved in a claim. The loss development patterns and the expected loss ratios are estimated based on our internal loss history.

Variability of Loss Reserves Based on Reasonably Likely Assumptions

A number of assumptions were made in the determination of the best reserve estimates for each line of business at December 31, 2012. The key assumptions among them were the expected loss ratios and loss development patterns. If the actual future losses and loss adjustment expenses develop materially differently from those key assumptions, there could be a potential for significant variation in the development of loss reserves. The effect of any specific assumptions can vary by accident year and line of business. We performed sensitivity analyses that tested the effects on the loss reserve position of using alternative expected loss ratios and loss development patterns. The tests addressed each major line of business for which a material deviation to the overall reserve position is possible and used what we believed was a reasonably likely range of potential deviation for each line of business. If our net carried reserves were to decrease from our best estimate, this would increase our net earnings, while an increase in our net carried reserves would decrease our earnings.

The following table displays the resulting range of possible deviation of the net carried reserves for each division at December 31, 2012 (dollars in thousands):

	Net Carried	Possible Amount Change		Possible Percentage Change
		From The Carried Reserves		From The Carried Reserves
	Reserves	(Decrease)	Increase	(Decrease)	Increase
E & S Lines:	$312,854	$(43,800)	$46,928	(14%)	15%
ART	92,290	(20,304)	21,227	(22%)	23%
Assumed Reinsurance	124,618	(32,401)	42,370	(26%)	34%
Runoff	9,834	(1,967)	1,967	(20%)	20%

Total Net Reserves	$539,596	$(98,472)	$112,492	(18%)	21%

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

The following table depicts the effects on our financial position and results of operations of our ceded reinsurance activities (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Shareholders’ equity as reported	$345,048	$334,680	$318,534
Less: Net effects of reinsurance	10,746	(13,942)	(17,374)

Shareholders’ equity without reinsurance	334,302	348,622	335,908

Net earnings attributable to American Safety Insurance Holdings, Ltd.	$11,839	$10,842	$30,508
Less: Net effects of reinsurance	10,746	(13,942)	(17,374)

Net earnings attributable to American Safety Insurance Holdings, Ltd. without reinsurance	$1,093	$24,784	$47,882

Net cash flow from operations	$5,782	$(11,689)	$(3,178)

See Part I “Ceded Reinsurance” for additional discussion relative to reinsurance coverage.

Acquisition Costs. We defer commissions and premium taxes that are related to the acquisition of insurance contracts. These costs are capitalized and charged to expense in proportion to premium revenue recognized. The method followed in computing deferred acquisition costs limits the amount of such deferred costs to their estimated realizable value. This would also give effect to the premiums to be earned and anticipated losses and settlement expenses as well as certain other costs expected to be incurred as the premiums are earned. Judgments as to the ultimate recoverability of such deferred costs are highly dependent upon estimated future loss costs associated with the written premiums as well as investment income.

Deferred Income Taxes. The majority of our deferred taxes associated with our premium writings will be realized over the policy period and payout of related claims. We believe it is more likely than not that we will realize the full benefit of our deferred tax assets. See Note 5 to the Company’s consolidated financial statements for additional information on deferred tax assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign exchange rates and commodity prices. Our consolidated balance sheets include assets whose estimated fair values are subject to market risk. The primary market risks to us are interest rate and credit risk associated with our investments. We have no direct commodity or foreign exchange risk as of December 31, 2012. The estimated fair value of our investment portfolio at December 31, 2012, was $930.6 million, of which 98.7% was invested in fixed maturities and short-term investments and 1.3% was invested in equities.

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

Credit Risk. We invest primarily in debt securities, which expose us to credit risk. Credit risk is a consequence of extending credit and/or carrying investment positions. We require that all securities be rated investment grade at the time of purchase. We use specific criteria to judge the credit quality and liquidity of our investments and use a variety of credit rating services to monitor these criteria. For additional information on our investments and our investment criteria, see “Business—Investments.”

The table below summarizes our interest rate risk and shows the effect of hypothetical changes in interest rates as of December 31, 2012. The selected hypothetical changes do not indicate what would be the potential best or worst case scenarios (dollars in thousands):

	Estimated Fair Value at December 31, 2012	Hypothetical Change in Interest Rate (bp=basis points)	Estimated Fair Value after Hypothetical Change in Interest Rate	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
Total Fixed Maturity Investments (including short-term investments, cash and cash equivalents)	$935,864	200bp decrease	$1,003,374	20.0%
		100bp decrease	972,348	10.8%
		100bp increase	898,365	(11.1%)
		200bp increase	860,874	(22.2%)

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) was carried out on behalf of American Safety Insurance Holdings, Ltd., and its subsidiaries by our management with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, management concluded that these disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Controls

During the fourth quarter of the year ended December 31, 2012, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the fiscal year in which the acquisition occurred. Management’s evaluation of internal control over financial reporting excluded the internal control activities of Bluestone. Bluestone represented approximately 2.0% of consolidated revenues and approximately 2.0% of consolidated net income for the year ended December 31, 2012 and approximately 2.0% of total assets and approximately 3.0% of net assets as of December 31, 2012. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

/s/ Stephen R. Crim	/s/ Mark W. Haushill
Stephen R. Crim	Mark W. Haushill
President and Chief Executive Officer	Chief Financial Officer

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The information required by this Item 10 regarding directors and executive officers of the Company will be set forth in the Company’s 2013 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 11. Executive Compensation

The information required by this Item 11 regarding executive compensation will be set forth in the Company’s 2013 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 regarding security ownership of certain beneficial owners and management of the Company will be set forth in the Company’s 2013 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 regarding certain relationships and related transactions of the Company will be set forth in the Company’s 2013 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by this reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 regarding principal accountant fees and services will be set forth in the Company’s 2013 Proxy Statement which will be filed with the Securities and Exchange Commission pursuant to applicable regulations, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statements, Schedules.

A.	Financial Statements, Schedules and Exhibits

1.	Financial Statements

The following is a list of financial statements, together with Reports thereon, filed as part of this Report:

•	Reports of BDO USA, LLP, Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2012 and 2011

•	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flow for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data

2.	Financial Statement Schedules and Exhibits

The following is a list of financial statement schedules and exhibits filed as part of this report:

Other schedules have been omitted as they are not applicable to the Company, or the required information has been included in the financial statements and related notes.

3.	Exhibits

The following is a list of exhibits required to be filed as part of this Report:

Exhibit Number	Title

3.1	Memorandum of Association of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.1 to Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 filed January 27, 1998, (Registration No. 333-42749)] and the Certificate of Incorporation of Change of Name.

3.2	Bye-Laws of American Safety Insurance Holdings, Ltd. [incorporated by reference to Exhibit 3.2 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed January 27, 1998 (Registration No. 333-42749)].

4.2	Amended and Restated Declaration of Trust of American Safety Capital Trust dated as of May 22, 2003, among Wilmington Trust Company, as institutional trustee, American Safety Holdings Corp., as sponsor, American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.3	Indenture dated as of May 22, 2003, between American Safety Holdings Corp., American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.4	Guarantee Agreement dated as of May 22, 2003, between American Safety Insurance Holdings, Ltd. (formerly known as American Safety Insurance Group, Ltd.), as guarantor, and Wilmington Trust Company, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated May 22, 2003 (File No. 001-14795)].

4.5	Amended and Restated Trust Agreement of American Safety Capital Trust II dated as of September 30, 2003, among American Safety Holdings Corp., as depositor, JPMorgan Chase Bank, as property trustee, Chase Manhattan Bank USA, National Association, as Delaware trustee, and Steven B. Mathis, Stephen R. Crim and Fred J. Pinckney, as administrative trustees [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

4.6	Junior Subordinated Indenture dated as of September 30, 2003, between American Safety Holdings Corp. and JPMorgan Chase Bank, as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated September 30, 2003 (File No. 001-14795)].

Exhibit Number	Title

4.7	Guarantee Agreement dated as of September 30, 2003, among American Safety Holdings Corp., as guarantor, American Safety Insurance Holdings, Ltd., as parent guarantor and JPMorgan Chase Bank, as guarantee trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated October 15, 2003 (File No. 001-14795)].

4.8	Common Securities Subscription Agreement dated as of September 30, 2002, between American Safety Holdings Corp. and American Safety Capital Trust II, together as offerors [incorporated by reference to the Exhibits to the Current Report on Form 8-K filed October 15, 2003 (File No. 001-14795)].

4.9	Amended and Restated Declaration of Trust of American Safety Capital Trust III dated as of November 17, 2005, among American Safety Holdings Corp., Wilmington Trust Company, as institutional trustee and Delaware trustee, and Steven B. Mathis and Stephen R. Crim, as administrators [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.10	Indenture dated as of November 17, 2006, between American Safety Holdings Corp. and Wilmington Trust Company as trustee [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.11	Guarantee Agreement dated as of November 17, 2006, between American Safety Holdings Corp., as guarantors and Wilmington Trust Company, as guarantee trustee, [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2005 (File No. 001-14795)].

4.12	Parent Guarantee Agreement dated as of November 17, 2005, between American Safety Insurance Holdings, Ltd. and Wilmington Trust Company [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

4.13	Subscription Agreement dated as of November 17, 2005, among American Safety Capital Trust III, American Safety Holdings Corp. and Keefe, Bruyette & Woods, Inc. [incorporated by reference to the Exhibits to the Current Report on Form 8-K dated November 16, 2006 (File No. 001-14795)].

10.1+	2007 Incentive Stock Plan [incorporated by reference to Exhibit 10.1 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2007 (File No. 001-14795)].

10.2+	1998 Director Stock Award Plan [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2005 (File No. 001-14795)].

10.3	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009, [incorporated by reference to Exhibit 10.3 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.4	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.4 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.5	Amended and Restated Program Management Agreement between American Safety Insurance Services, Inc. and American Safety Indemnity Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.5 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.6	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Risk Retention Group, Inc., dated January 1, 2009, [incorporated by reference to Exhibit 10.6 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.7	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Casualty Insurance Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.7 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.8	Professional and Administrative Services Agreement between American Safety Administrative Services, Inc. and American Safety Indemnity Company, dated January 1, 2009, [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd. for the year ended December 31, 2008 (File No. 001-14795)].

10.9+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Stephen R. Crim [incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.10+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Joseph D. Scollo [incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.12+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Randolph L. Hutto [incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.13+	Amended and Restated Employment Agreement between American Safety Insurance Services, Inc. and Mark W. Haushill [incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, dated August 9, 2011 (File No. 001-14795)].

10.14	Office Lease Agreement between ORT, an Ohio general partnership, and American Safety Insurance Services, Inc. for office space in Atlanta, Georgia [incorporated by reference to Exhibit 10.8 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2006 [(File No. 001-14795)].

11.	Computation of Earnings Per Share.

12.	Ratio of Earnings to Fixed Charges.

14.	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.0 to the Form 10-K of American Safety Insurance Holdings, Ltd., for the year ended December 31, 2011 [(File No. 001-14795)].

21.	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2013.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

By:	/s/ Stephen R. Crim
Stephen R. Crim, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 15, 2013.

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
Harris R. Chorney

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited American Safety Insurance Holdings, Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bluestone, which was acquired on July 2, 2012, which is included in the consolidated balance sheets of American Safety Insurance Holdings, Ltd. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended. Bluestone constituted approximately 2.0% of consolidated revenues and approximately 2.0% of consolidated net income for the year ended December 31, 2012 and approximately 2.0% of total assets and approximately 3.0% of net assets as of December 31, 2012. Management did not assess the effectiveness of internal control over financial reporting of Bluestone because of the timing of the acquisition which was completed on July 2, 2012. Our audit of internal control over financial reporting of American Safety Insurance Holdings, Ltd. also did not include an evaluation of the internal control over financial reporting of Bluestone.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

American Safety Insurance Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of American Safety Insurance Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited Schedules II, III, and IV as of and for each of the three years in the period ended December 31, 2012. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Safety Insurance Holdings, Ltd. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Safety Insurance Holdings, Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 15, 2013

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

(dollars in thousands except per share data)

	December 31,
	2012	2011
Assets
Investments:
Fixed maturity securities, at fair value (including $9,499 and $4,623 from VIE)	$829,577	$815,999
Common stock, at fair value	8,776	6,751
Preferred stock, at fair value	3,081	2,932
Short-term investments, at fair value (including $2,645 and $3,723 from VIE)	76,502	57,417
Trading securities, at fair value	12,712	—

Total investments	930,648	883,099
Cash and cash equivalents (including $507 and $2,268 from VIE)	20,224	43,481
Accrued investment income (including $52 and $45 from VIE)	6,387	6,598
Premiums receivable (including $498 and $629 from VIE)	32,559	33,458
Ceded unearned premium (including $351 and $166 from VIE)	29,821	22,710
Reinsurance recoverable (including $5,039 and $3,055 from VIE)	183,562	173,982
Deferred income taxes (including $0 and $0 from VIE)	—	1,877
Deferred acquisition costs (including $1,100 and ($454) from VIE)	26,182	24,421
Property, plant and equipment, net	12,082	13,110
Goodwill	20,843	9,317
Funds on deposit (including $231 and $208 from VIE)	42,088	32,979
Accrued premium (including $0 and $0 from VIE)	42,886	33,968
Other assets (including $1,255 and $834 from VIE)	25,849	7,532

Total assets	$1,373,131	$1,286,532

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $8,900 and $7,412 from VIE)	$725,244	$680,201
Unearned premiums (including $4,325 and $623 from VIE)	146,096	135,059
Ceded premiums payable (including $67 and $296 from VIE)	13,386	11,425
Funds held (including $113 and $174 from VIE)	76,806	71,955
Other liabilities (including $0 and $0 from VIE)	18,601	14,029
Deferred income taxes (including $30 and $0 from VIE)	8,767	—
Loans payable	39,183	39,183

Total liabilities	$1,028,083	$951,852

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at December 31, 2012, 9,505,906 shares and at December 31, 2011, 10,209,419 shares	95	102
Additional paid-in capital	86,568	98,394
Retained earnings	197,015	185,176
Accumulated other comprehensive income, net	53,628	44,416

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	337,306	328,088
Equity in non-controlling interests	7,742	6,592

Total equity	345,048	334,680

Total liabilities and equity	$1,373,131	$1,286,532

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Operations

(dollars in thousands except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Direct earned premiums	$249,810	$241,428	$231,419
Assumed earned premiums	60,756	51,047	40,872
Ceded earned premiums	(56,700)	(59,596)	(71,558)

Net earned premiums	253,866	232,879	200,733
Net investment income	30,198	31,338	32,138
Net realized gains	9,693	10,966	2,251
Fee income	3,316	3,309	4,631
Other income (loss)	49	47	(443)

Total revenues	$297,122	$278,539	$239,310

Expenses:
Losses and loss adjustment expenses	171,698	169,367	120,295
Acquisition expenses	58,579	52,080	43,044
Other underwriting expenses	47,531	42,230	42,158
Interest expense	1,521	1,444	2,677
Corporate and other expenses	3,844	2,688	3,267

Total expenses	$283,173	$267,809	$211,441

Earnings before income taxes	13,949	10,730	27,869
Income tax expense (benefit)	841	(3,394)	(2,082)

Net earnings	$13,108	$14,124	$29,951

Less: Net earnings (loss) attributable to the non-controlling interest	1,269	3,282	(557)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$11,839	$10,842	$30,508

Net earnings per share:
Basic	$1.18	$1.04	$2.96

Diluted	$1.14	$1.01	$2.87

Weighted average number of shares outstanding:
Basic	10,073,304	10,393,766	10,302,525

Diluted	10,382,887	10,739,174	10,646,104

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Net earnings	$13,108	$14,124	$29,951
Other comprehensive income before income taxes:
Unrealized gains on securities available-for-sale	19,449	21,518	17,850
Amortization of gain on hedging transactions	(81)	(78)	(739)
Reclassification adjustment for realized gains included in net earnings	(9,693)	(10,966)	(2,251)

Total other comprehensive income before income taxes	9,675	10,474	14,860
Income tax expense related to items of other comprehensive income	585	4,082	2,069
Other comprehensive income net of income taxes	9,090	6,392	12,791

Comprehensive income	$22,198	$20,516	$42,742
Less: Comprehensive income (loss) attributable to the non-controlling interest	1,147	3,386	(469)

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$21,051	$17,130	$43,211

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(dollars in thousands except shares)

	Years ended December 31,
	2012	2011	2010
Common stock—number of shares:
Balance at beginning of period	10,209,419	10,386,519	10,323,875
Issuance of common shares	79,523	179,608	235,266
Repurchase of common shares	(783,036)	(356,708)	(172,622)

Balance at end of period	9,505,906	10,209,419	10,386,519

Common stock:
Balance at beginning of period	$102	$104	$103
Issuance of common shares	1	2	1
Repurchase of common shares	(8)	(4)	—

Balance at end of period	$95	$102	$104

Additional paid-in capital:
Balance at beginning of period	$103,177	$107,551	$107,269
Issuance of common shares	96	614	959
Repurchase of common shares	(13,948)	(7,306)	(2,735)
Share based compensation	2,059	2,318	2,058

Balance at end of period	$91,384	$103,177	$107,551
Less: Additional paid-in capital attributable to non-controlling interest	4,816	4,783	4,783

Additional paid-in capital for American Safety Insurance Holdings, Ltd.	$86,568	$98,394	$102,768

Retained earnings:
Balance at beginning of period	$187,818	$173,694	$143,743
Net earnings	13,108	14,124	29,951

Balance at end of period	$200,926	$187,818	$173,694
Less: Retained earnings (deficit) attributable to non-controlling interest	3,911	2,642	(634)

Retained earnings for American Safety Insurance Holdings, Ltd.	$197,015	$185,176	$174,328

Accumulated other comprehensive income:
Balance at beginning of period	$44,848	$38,456	$25,665
Unrealized gain during the period (net of deferred tax expense of $585, $4,081 and $2,068, respectively)	9,090	6,392	12,791

Balance at end of period	$53,938	$44,848	$38,456
Less: Accumulated other comprehensive income attributable to non-controlling interest	310	432	328

Balance at end of period for American Safety Insurance Holdings, Ltd.	$53,628	$44,416	$38,128

Total shareholders’ equity of American Safety Insurance Holdings, Ltd.	$337,306	$328,088	$315,328

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net earnings	$13,108	$14,124	$29,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(9,693)	(10,966)	(2,251)
Depreciation expense	3,304	2,898	2,736
Stock based compensation expense	2,059	2,318	2,058
Amortization of deferred acquisition costs, net	(574)	(2,279)	(5,914)
Amortization of investment premium	3,356	4,151	1,651
Deferred income taxes	6,827	(99)	(1,663)
Change in operating assets and liabilities:
Accrued investment income	211	576	(869)
Premiums receivable	3,597	(988)	(10,955)
Reinsurance recoverable	(9,581)	24,032	2,750
Ceded unearned premiums	(7,111)	1,670	17,236
Funds held	1,346	16,038	7,539
Unpaid losses and loss adjustment expenses	42,908	30,560	33,197
Unearned premiums	8,678	6,078	4,792
Ceded premiums payable	164	(71)	566
Other Liabilities	(485)	(3,472)	412
Funds on deposit	(9,109)	(12,221)	7,145
Accrued premium	(8,918)	(10,941)	(8,298)
Other, net	(5,875)	500	(20,437)

Net cash provided by operating activities	34,212	61,908	59,646
Cash flow from investing activities:
Purchases of fixed maturities	(253,694)	(392,972)	(252,867)
Purchase of other investments	(3,444)	—	—
Purchase of equity securities	(4,168)	(2,500)	—
Proceeds from sale of fixed maturities	246,683	342,639	191,463
Proceeds from sale of equity securities	—	656	2,500
Consideration paid for acquired company	(10,824)	—	—
Decrease in short term investments	(16,532)	4,915	7,050
Purchases of fixed assets	(1,631)	(2,780)	(4,520)

Net cash used in investing activities	(43,610)	(50,042)	(56,374)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(168)	(289)	(148)
Proceeds from exercised stock options	96	614	1,107
Purchases of common stock pursuant to the Stock Repurchase Plan	(13,787)	(7,017)	(2,735)
Proceeds from unwind of Interest Rate Swaps	—	—	2,055

Net cash (used in) provided by financing activities	(13,859)	(6,692)	279

Net (decrease) increase in cash & cash equivalents	(23,257)	5,174	3,551
Cash and cash equivalents at beginning of period	43,481	38,307	34,756

Cash and cash equivalents at end of period	$20,224	$43,481	$38,307

Supplemental disclosure of cash flow:
Income taxes (refunded) paid (including $731, $0 and $0 from VIE)	$783	$(1,250)	$(1,175)

Interest paid	$1,522	$1,498	$2,728

See accompanying notes to consolidated financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(1) Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements of American Safety Insurance Holdings, Ltd. (“American Safety Insurance”) and its subsidiaries and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate (collectively, the “Company”), are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as established by the FASB Accounting Standards Codification© (“Codification” or “ASC”). The preparation of financial statements in conformity with GAAP requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. Certain balance sheet amounts involve accounting estimates and/or actuarial determinations and are therefore subject to change and include, but are not limited to, invested assets, deferred income taxes, reinsurance recoverable, goodwill and the liabilities for unpaid losses and loss adjustment expenses. As additional information becomes available (or actual amounts are determinable), the estimates may be revised and reflected in operating results. While management believes that these estimates are adequate, such estimates may change in the future, and such changes may be material.

Dollar amounts are in thousands unless otherwise noted.

(b) Description of Stock - Voting and Ownership Rights

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

No holder of Common Shares of the Company shall, by reason only of such holder, have any preemptive right to subscribe neither to any additional issue of shares of any class or series nor to any security convertible into such shares.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of American Safety Insurance Holdings, Ltd., a Bermuda insurance holding company; American Safety Reinsurance, Ltd. (“American Safety Re”) and American Safety Assurance Ltd., (“ASA”), each a 100%-owned licensed Bermuda insurance company; American Safety UK Limited, a 100%-owned UK marketing company; American Safety Holdings Corp. (“American Safety Holdings”), a 100%-owned insurance holding company, and American Safety Risk Retention Group, Inc. (“American Safety RRG”), a non-subsidiary risk retention group affiliate. American Safety Holdings in turn wholly owns American Safety Casualty Insurance Company (“American Safety Casualty”), a property and casualty insurance company, American Safety Assurance (VT), a wholly owned Vermont sponsored captive; American Safety Insurance Services, Inc. (“ASI Services”), a wholly owned underwriting and policy administration subsidiary; LTC Risk Management, LLC (“LTC”); a wholly owned subsidiary providing risk management solutions for the long-term care industry; Bluestone Agency, Inc. (“Bluestone”), a wholly owned agency subsidiary. As of December 31, 2012, American Safety Casualty owns 78% of American Safety Indemnity Company, a property and casualty E&S lines insurance company. The remaining 22% is owned by American Safety Holdings. ASI Services wholly owns the following subsidiaries: Sureco Bond Services, Inc. (“Sureco”), a bonding agency; American Safety Claims Services, Inc. (“ASCS”), a claims service firm; American Safety Financial Corp., a financial services subsidiary; and American Safety Purchasing Group, Inc., which acts as a purchasing group for the placement of certain business with American Safety Casualty. Bluestone owns 100% of Bluestone Surety Ltd. (“Bluestone Surety”), a Cayman Island reinsurance company.

In accordance with ASC 810-10-05, Consolidation of Variable Interest Entities, the accompanying financial statements consolidate American Safety RRG, based on its status as a VIE and the Company’s status as the primary beneficiary of the VIE. A non-controlling interest has been established for the equity holders of American Safety RRG. All significant intercompany balances have been eliminated, as appropriate, in consolidation. The accompanying financial statements also do not consolidate American Safety Capital Trust, American Safety Capital Trust II and American Safety Capital Trust III (“American Safety Capital”, “American Safety Capital II” and “American Safety Capital III”, respectively) based on their status as variable interest special purpose entities and the Company’s status as not being the primary beneficiary. American Safety Capital, American Safety Capital II and American Safety Capital III are accounted for under the equity method.

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

The Company has the ability and intent to hold securities with unrealized losses until they mature or recover in value. However, the Company may, from time to time, sell securities in response to market conditions or interest rate fluctuations in accordance with its investment guidelines or to fund the cash needs of individual operating subsidiaries. When a decision is made to sell a security that has an unrealized loss, or the Company determines it is not reasonable to expect the security will recover in value, the loss is recognized at the time of the decision. At December 31, 2011, the Company considered all of its fixed maturity securities as “available-for-sale.” In 2012, the Company purchased securities classified as “trading” with the remaining portfolio classified as “available-for-sale”. These trading securities are separated from the available-for sale securities on the face of the balance sheet.

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

The other-than-temporary impairment (“OTTI”) is split between a credit loss portion and a portion due to other factors like liquidity and market interest rate changes. The credit portion of the OTTI is the difference between the amortized cost of the debt security and the present value of the estimated cash flows to be received from the security and is charged to expense. The non-credit portion is recorded in a new category of other comprehensive income, net of applicable deferred taxes, separately from unrealized gains and losses on available-for-sale securities. There were no other-than-temporary charges for 2012, 2011 and 2010.

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

(f) Deferred Acquisition Costs

The costs of acquiring business, primarily commissions and premium tax expenses offset by reinsurance ceding commission received, are deferred (to the extent they are recoverable from future premium income) and amortized to earnings in relation to the amount of earned premiums. Investment income is also considered in the determination of the recoverability of deferred acquisition costs.

An analysis of deferred acquisition costs follows:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Balance, beginning of period	$24,421	$22,142	$16,228
Acquisition costs deferred, net	60,340	54,359	49,399
Costs amortized during the period	(58,579)	(52,080)	(43,485)

Balance, end of period	$26,182	$24,421	$22,142

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

(i) Reinsurance

Reinsurance contracts do not relieve the Company from its obligation to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2012 and 2011, we had a recoverable allowance of $4.7 and $5.0 million, respectively. Reinsurance recoverables on unpaid losses and prepaid reinsurance represent amounts recoverable from reinsurers for unpaid losses and unearned ceded reinsurance premiums, respectively.

(j) Acquisitions and Goodwill

The Company evaluates the carrying value of goodwill as of year-end and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company accounts for business combinations using the acquisition method, which requires an allocation of the purchase price of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the net tangible and intangible assets acquired. In the event the net assets acquired exceed the purchase price, the Company will recognize a gain on bargain purchase.

In determining possible impairments of goodwill, the Company compares the estimated net present value of future cash flows against net assets of the reporting unit. We first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. If the more likely than not threshold is met, we perform a quantitative impairment test. At December 31, 2012 and 2011, the Company determined that goodwill was not impaired. At December 31, 2012 and 2011, goodwill was $20.8 million and $9.3 million, respectively.

On July 2, 2012, American Safety Holdings Corp., a wholly-owned subsidiary of the Registrant, acquired the 100% voting equity of Bluestone Agency, Inc., an Arizona corporation, and its wholly-owned subsidiary, Bluestone Surety, Ltd., an exempted company incorporated under the laws of the Cayman Islands. Bluestone Agency and Bluestone Surety are referred to collectively as “Bluestone”. All issued and outstanding capital stock of Bluestone was purchased from Pearlstein Associates, LLC, a South Carolina limited liability company, for a purchase price of $20.0 million. The purchase price includes an earnout provision consisting of a payout of up to $6.0 million. The cash paid at closing was $14.0 million. The earnout provision is contingent upon the future performance of Bluestone.

Bluestone primarily offers transactional commercial surety products. In 2011, Bluestone wrote approximately $16 million in premium, primarily composed of low limit transactional commercial surety bonds. The purchase was accounted for under the guidance of ASC 805-10 as a business combination under the acquisition method. All identifiable assets and liabilities acquired were recognized using fair value measurement. As a part of the fair value measurement the Company recorded an intangible asset of $9.0 million for Agent Relationships, with an estimated useful life of ten years. The intangible asset is included in “Other assets” in the Consolidated Balance Sheets. Amortization expense recorded for the year ended December 31, 2012 was $0.5 million and is included in “Other underwriting expenses” in the Consolidated Statements of Operations. Pursuant to fair value measurement, the earnout provision was valued at $4.0 million. Under ASC 805-10 utilizing the acquisition method, the purchase price was valued at $18.0 million.

The following table summarizes the Company’s fair value of the assets acquired, identifiable intangible assets acquired and liabilities assumed at July 2, 2012 (in thousands):

Assets:
Short-term investments, at fair value	$3,541
Cash and cash equivalents	3,176
Premiums receivable	2,698
Deferred acquisition costs	1,186
Goodwill	11,526
Intangibles and other assets	9,784

Total Assets	$31,911

Liabilities:
Unpaid losses and loss adjustment expenses	$(2,135)
Unearned premiums	(2,358)
Ceded premiums payable	(1,797)
Funds held	(3,504)
Other Liablilities	(1,057)
Deferred income taxes	(3,060)

Total Liabilities	$(13,911)

The effects of this acquisition were not significant to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

(k) Net Earnings Per Share

Basic earnings per share and diluted earnings per share are computed by dividing net earnings attributable to American Safety Insurance Holdings, Ltd., by the weighted average number of shares outstanding for the period (basic EPS) plus dilutive shares attributable to stock options and restricted stock (diluted EPS).

Earnings per share for the years ended December 31, are as follows:

	2012	2011	2010
Weighted average shares outstanding	10,073,304	10,393,766	10,302,525
Shares attributable to stock options and restricted stock	309,583	345,408	343,579

Weighted average shares attributable to stock options and restricted stock	10,382,887	10,739,174	10,646,104

Net earnings per share:
Basic	$1.18	$1.04	$2.96
Diluted	$1.14	$1.01	$2.87

(l) Employee Stock Compensation

The Company’s stock option plan grants stock options to employees. The majority of the options outstanding under the plan generally vests evenly over a period of three to five years and have a term of 10 years.

The Company applied the recognition and measurement principles of ASC 718-10-10, Share Based Payments under the modified prospective application method, commencing in the first quarter of 2006 and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. This plan is described further in Note 14. Compensation expense relating to stock options of $325, $577 and $636 were reflected in earnings for the years ended December 31, 2012, 2011 and 2010, respectively.

(m) Accounting Pronouncements

In February 2013, the FASB issued an accounting update to improve the reporting of reclassifications out of accumulated other comprehensive income. An entity is required to report the effect of significant reclassifications, by component, out of accumulated other comprehensive income on the respective line items in net income if the item is required under GAAP to be reclassified in its entirety in the same reporting period.

The required disclosures of the update are allowed either in the Statement of Operations or in the notes. The amendments in the update are effective for reporting periods beginning after December 15, 2012. We do not anticipate this update will have an impact on our financial disclosures.

(n) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and overnight investments. Included in cash and cash equivalents are deposits with certain states, required in order to be licensed in these states. These deposits were $75 at December 31, 2012 and 2011.

(o) Derivatives

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates.

During 2009, the Company entered into interest rate swaps on the trust preferred debts that were designated as hedging instruments. On February 12, 2010, the Company terminated those swaps resulting in cash proceeds of $2.1 million. The Company assessed at each reporting period whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value of the related underlying exposures. Effective changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation were reported in accumulated other comprehensive income. Any ineffective portion of the change in fair value of the instruments was recognized immediately in earnings. For accounting purposes that gain is reported as comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt. As of December 31, 2012 and 2011, the Company had a balance of unrecognized gain of $1,213 and $1,266, respectively.

(2)	Investments

Net investment income (dollars in thousands) is summarized as follows:

	Years ended December 31,
	2012	2011	2010
Fixed maturity securities	$31,348	$32,454	$32,524
Common stock	—	—	626
Preferred stock	230	185	201
Short-term investments and cash and cash equivalents	43	168	67

	31,621	32,807	33,418

Less investment expenses	1,423	1,469	1,280

Net investment income	$30,198	$31,338	$32,138

Realized and unrealized gains and losses (dollars in thousands) were as follows:

	Years ended December 31,
	2012	2011	2010
Realized gains:
Fixed maturity	$9,851	$12,553	$2,144
Common stock	—	—	274
Preferred stock	—	—	16

Total gains	9,851	12,553	2,434

Realized losses:
Fixed maturity	(158)	(1,587)	(183)
Common stock	—	—	—
Preferred stock	—	—	—

Total losses	(158)	(1,587)	(183)

Net realized gains (losses) (1)	$9,693	$10,966	$2,251

Changes in unrealized gains:
Fixed maturity	$9,660	$10,706	$15,512
Common stock	(53)	(175)	63
Preferred stock	149	21	24

Net change in unrealized gains	$9,756	$10,552	$15,599

(1)	Realized gains on the Statement of Operations for 2012 include $0.3 million of net unrealized holding gains from trading securities.

For the years ended December 31, 2012 and 2011, available-for-sale fixed maturity securities were sold for total proceeds of $115.3 million and $342.6 million, respectively, resulting in net realized gains to the Company totaling $9.4 million and $11.0 million in 2012 and 2011, respectively. For the purpose of determining net realized gains, the cost of securities sold is based on specific identification.

Trading securities are reported at fair value, with unrealized holding gains and losses reported as part of net earnings. Net unrealized holding gains from trading securities totaled $0.3 million for 2012. These holding gains are included in net realized gains and losses for the period. There were no trading securities within the portfolio as of December 31, 2011.

At December 31, 2012 and 2011, the Company did not hold fixed maturity securities, which individually exceeded 10% of shareholders’ equity, except U.S. government and government agency securities.

The amortized cost and estimated fair values of the Company’s available for sale investments at December 31, 2012 and 2011, (dollars in thousands) are as follows:

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$53,591	$2,961	$(11)	$56,541
States of the U.S. and political subdivisions of the states	40,100	6,064	—	46,164
Corporate securities	304,725	36,089	(85)	340,729
Mortgage-backed securities	237,653	11,088	(501)	248,240
Commercial mortgage-backed securities	57,521	5,694	—	63,215
Asset-backed securities	71,769	3,138	(219)	74,688

Total fixed maturities	$765,359	$65,034	$(816)	$829,577

Common stock	$9,004	$6	$(234)	$8,776

Preferred stock	$2,789	$317	$(25)	$3,081

December 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$58,814	$4,315	$(39)	$63,090
States of the U.S. and political subdivisions of the states	27,676	4,581	—	32,257
Corporate securities	298,452	29,601	(1,127)	326,926
Mortgage-backed securities	257,864	12,973	(26)	270,811
Commercial mortgage-backed securities	60,198	3,941	(178)	63,961
Asset-backed securities	58,437	666	(149)	58,954

Total fixed maturities	$761,441	$56,077	$(1,519)	$815,999

Common stock	$6,926	$—	$(175)	$6,751

Preferred stock	$2,789	$212	$(69)	$2,932

At December 31, 2012, the Company’s investment in corporate fixed maturities totaled $340.7 million, composed of $165.2 million of securities issued by companies in the industrial sector, $127.2 million in the financial sector, $39.5 million in utilities and $8.8 million in foreign agencies and other securities.

At December 31, 2011, the Company’s investment in corporate fixed maturities totaled $326.9 million, composed of $149.2 million of securities issued by companies in the industrial sector, $110.3 million in the financial sector, $57.4 million in utilities and $10.0 million in foreign agencies and other securities.

Fixed income securities with fair values of $29.5 million and $29.9 million were on deposit with insurance regulatory authorities at December 31, 2012 and 2011, in accordance with statutory requirements.

The amortized cost and estimated fair values of fixed maturities at December 31, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities as certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalty.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$40,900	$41,544
Due after one year through five years	97,214	104,414
Due after five years through ten years	189,141	207,642
Due after ten years	71,161	89,834
Mortgage and asset-backed securities	366,943	386,143

Total	$765,359	$829,577

The following tables summarize the gross unrecognized and unrealized losses of the Company’s investment portfolio as of December 31, 2012 and 2011, by category and length of time that the securities have been in a continuous unrealized or unrecognized loss position.

December 31, 2012

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
US Treasury securities & other government corporations and agencies	$4,985	$(11)	$—	$—	$4,985	$(11)
States of the US and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	24,489	(85)	—	—	24,489	(85)
Mortgage-backed securities	36,345	(336)	3,751	(165)	40,096	(501)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	7,536	(210)	59	(9)	7,595	(219)

Subtotal fixed maturity securities	73,355	(642)	3,810	(174)	77,165	(816)
Common stock	1,067	(14)	6,926	(220)	7,993	(234)
Preferred stock	490	(2)	504	(23)	994	(25)

Total temporarily impaired securities	$74,912	$(658)	$11,240	$(417)	$86,152	$(1,075)

December 31, 2011

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
US Treasury securities & other government corporations and agencies	$3,749	$(39)	$—	$—	$3,749	$(39)
States of the US and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	31,808	(1,127)	—	—	31,808	(1,127)
Mortgage-backed securities	6,574	(26)	—	—	6,574	(26)
Commercial mortgage-backed securities	13,401	(135)	5,432	(43)	18,833	(178)
Asset-backed securities	15,537	(149)	—	—	15,537	(149)

Subtotal fixed maturity securities	71,069	(1,476)	5,432	(43)	76,501	(1,519)
Common stock	6,751	(175)	—	—	6,751	(175)
Preferred stock	1,436	(50)	509	(19)	1,945	(69)

Total temporarily impaired securities	$79,256	$(1,701)	$5,941	$(62)	$85,197	$(1,763)

We hold a total of 2,110 available-for-sale securities, of which 144 were in an unrealized loss position for less than twelve months and five were in an unrealized loss position for a period of twelve months or greater as of December 31, 2012. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at December 31, 2012.

We routinely review our investments that have experienced declines in fair value to determine if the decline is other than temporary. These reviews are performed with consideration of the facts and circumstances of an issuer in accordance with the Securities and Exchange Commission (“SEC”), Accounting for Non-Current Marketable Equity Securities; ASC 320-10-05, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. The identification of distressed investments and the assessment of whether a decline is other-than-temporary involve significant management judgment and require evaluation of factors including but not limited to:

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the years ended 2012 and 2011, the Company did not incur any OTTI losses.

(3)	Financial Instruments

The carrying amounts for most asset and liability accounts approximate their fair values due to the short-term nature of these instruments and obligations.

Estimated fair values for fixed maturities were determined using market quotations, prices provided by market makers, estimates of fair values obtained from yield data relating to investment securities with similar characteristics or internally developed criteria that use assumptions or other data that are not readily observable from objective sources. See Note 6 for additional disclosure of fair value investments.

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

For the year ended December 31, 2012, we ceded $63.9 million of premium (20.0% of gross written premiums) to unaffiliated third-party reinsurers, as compared to $57.9 million of premium (19.4% of gross written premiums) in 2011.

The approximate effects of reinsurance on the financial statement accounts listed below are as follows:

	Years ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net written premiums:
Direct	$260,692	$241,180	$234,158
Assumed	58,552	57,365	43,404
Ceded	(63,884)	(57,927)	(54,322)

Net	$255,360	$240,618	$223,240

Net earned premiums:
Direct	$249,810	$241,428	$231,419
Assumed	60,756	51,047	40,872
Ceded	(56,700)	(59,596)	(71,558)

Net	$253,866	$232,879	$200,733

Losses and loss adjustment expenses incurred:
Direct	$200,218	$152,592	$136,140
Assumed	39,276	48,699	26,038
Ceded	(67,796)	(31,924)	(41,883)

Net	$171,698	$169,367	$120,295

Unpaid loss and loss adjustment expenses:
Direct	$597,238	$570,835	$568,740
Assumed	128,007	109,366	80,901
Ceded	(185,649)	(173,267)	(196,590)

Net	$539,596	$506,934	$453,051

(5)	Income Taxes

U.S. Federal and state income tax expense (benefit) (dollars in thousands) from operations consists of the following components:

	2012	2011	2010
Current	$(5,922)	$(3,295)	$958
Deferred	6,827	1,070	(1,663)
Change in valuation allowance	(64)	(1,169)	(1,377)

Total	$841	$(3,394)	$(2,082)

The state income tax components aggregated $52, $97 and $52 for the years ended December 31, 2012, 2011 and 2010, respectively. There are no material deferred income taxes applicable to states.

Income tax expense for the years ended December 31, 2012, 2011 and 2010 differed from the amount computed by applying the U.S. Federal income tax rate of 34% to earnings before Federal income taxes (dollars in thousands) as a result of the following:

	2012	2011	2010
Expected income tax	$4,743	$2,532	$9,664
Foreign earned income not subject to direct taxation	(4,005)	(6,076)	(10,060)
Change of valuation allowance	—	—	(1,377)
Tax exempt interest	(14)	(12)	(32)
State taxes and other	117	162	(277)

Total income tax	$841	$(3,394)	$(2,082)

Deferred income taxes are based upon temporary differences between the financial statement and tax basis of assets and liabilities. The following deferred taxes are recorded:

	December 31, (dollars in thousands)
	2012	2011
Deferred tax assets:
Loss reserve discounting	$6,312	$9,322
Unearned premium reserves	6,300	4,488
Allowance for doubtful accounts	1,700	1,995
Realized capital loss carry forward	1,424	1,424

Gross deferred tax assets	15,736	17,229

Valuation allowance	—	(64)

Gross deferred tax assets after valuation allowance	15,736	17,165
Deferred tax liabilities:
Deferred acquisition costs	7,064	3,138
Unrealized gain on securities	11,554	11,073
Depreciation	3,133	991
Other	2,752	86

Gross deferred tax liabilities	24,503	15,288

Net deferred tax assets (liabilities)	$(8,767)	$1,877

The Company has not identified any uncertain tax positions.

(6)	Fair Value Measurements

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

We determined the fair values of certain financial instruments based on the fair value hierarchy established in “Fair Value Measurements”, ASC 820-10-05. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. The inputs of these valuation techniques are categorized into three levels. The guidance requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third-party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of December 31, 2012.

We selectively validate prices received from our investment advisor by comparing the fair value estimates to our knowledge of the current market and investigate any prices deemed not to be representative of fair value. We review fair values for significant changes in a one-month period and security values that change in value contrary to general market movements.

Assets measured at fair value on a recurring basis are summarized below:

	As of December 31, 2012 Fair Value Measurements Using (dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,032	$25,509	$—	$56,541
States of the U.S. and political subdivisions of the states	—	46,164	—	46,164
Corporate securities	—	340,729	—	340,729
Mortgage-backed securities	—	248,240	—	248,240
Commercial mortgage-backed securities	—	63,215	—	63,215
Asset-backed securities	—	74,688	—	74,688

Total fixed maturity securities	31,032	798,545	—	829,577
Equity securities	5,151	—	6,706	11,857
Short term investments	76,502	—	—	76,502
Trading securities	990	11,722	—	12,712

Total	$113,675	$810,267	$6,706	$930,648

	As of December 31, 2011
	Fair Value Measurements Using
	(dollars in thousands)
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$24,065	$39,025	$—	$63,090
States of the U.S. and political subdivisions of the states	—	32,257	—	32,257
Corporate securities	—	326,926	—	326,926
Mortgage-backed securities	—	270,811	—	270,811
Commercial mortgage-backed securities	—	63,961	—	63,961
Asset-backed securities	—	58,954	—	58,954

Total fixed maturity securities	24,065	791,934	—	815,999
Equity securities	2,932	—	—	2,932
Short term investments	57,417	—	6,751	64,168
Trading securities	—	—	—	—

Total	$84,414	$791,934	$6,751	$883,099

Level 3 Financial Instruments	As of December 31, 2012 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands) Equity Securities
Balance at December 31, 2011	$6,751
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(45)
Purchases	—
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at December 31, 2012	$6,706

Change in net unrealized losses relating to assets still held at reporting date	$(45)

As of December 31, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Level 3 Financial Instruments	Equity Securities
Balance at December 31, 2011	$5,082
Total gains(losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(175)
Purchases	1,844
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at December 31, 2012	$6,751

Change in net unrealized losses relating to assets still held at reporting date	$(175)

There were no transfers in and out of Level 1 and 2 categories during 2012 and 2011.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available-for-Sale and Trading) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	States of the U.S. and political subdivisions of the states are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	Corporate securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	Mortgage-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	Commercial mortgage-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

•	Asset-backed securities are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

Equity securities (Level 1) – For these securities, fair values are based on quoted market prices (unadjusted) in active markets.

Equity securities (Level 2) – These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of December 31, 2012 and 2011.

		December 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$20,224	$20,224	$43,481	$43,481
Fixed maturities	*	$829,577	$829,577	$815,999	$815,999
Equity securities	*	$11,857	$11,857	$9,683	$9,683
Short-term investments	*	$76,502	$76,502	$57,417	$57,417
Trading securities	*	$12,712	$12,712	$—	$—
Premiums receivable	Level 2	$32,559	$32,559	$33,458	$33,458
Reinsurance recoverable	Level 2	$183,562	$183,562	$173,982	$173,982
Liabilities:
Loans payable	Level 2	$39,183	$39,183	$39,183	$39,183

*	See investment assets measured at fair value on a recurring basis summary within Note 6 for disclosure of levels for classes of these financial assets.

Cash and cash equivalents – The carrying amounts approximate fair value because of the short-term maturity of those instruments.

Premiums receivable – The carrying value of premiums receivable approximate fair value due to its short-term nature.

Reinsurance recoverable – The carrying value of reinsurance receivables approximate fair value. The Company has established an allowance for bad debts associated with reinsurance balances recoverable and is primarily related to specific counterparties.

Loans payable – The carrying value of those notes is a reasonable estimate of fair value. Due to the variable interest rate of these instruments, carrying value approximates market value.

(7)	Statutory Accounting

The consolidated financial statements have been prepared in conformity with GAAP which vary in certain respects, for the Company, American Safety Casualty (ASCIC), American Safety Indemnity (ASIC) and American Safety RRG, from statutory accounting practices prescribed or permitted by regulatory authorities. Statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (the “NAIC”). The NAIC membership adopted the Codification of Statutory Accounting Principles Project (the “Codification”) as the NAIC-supported basis of accounting.

The Codification was approved with a provision allowing for commissioner discretion in determining appropriate statutory accounting for insurers. Accordingly, such discretion will continue to allow prescribed or permitted accounting practices that may differ from state to state. The development of standards to ensure the maintenance of appropriate levels of statutory surplus by insurers has been a matter of particular concern to insurance regulatory authorities. The statutory surplus is the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets and is determined in accordance with SAP. The difference between statutory financial statements and statements prepared in accordance with GAAP vary by jurisdiction; however, the primary difference is that statutory financial statements do not reflect deferred acquisition costs, certain net deferred tax assets, intangible assets, unrealized appreciation on debt securities or certain reinsurance recoverables. The statutory financial statements of the Company’s U.S. insurance subsidiaries were prepared in accordance with NAIC SAP.

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

The payment of dividends by the Company is governed by the Bermuda Companies Act of 1981, as amended, which permits the payment of dividends so long as (i) the Company is not, or would not after the payment, be unable to pay its liabilities as they become due or (ii) the realizable value of the Company’s assets is in excess of its liabilities after taking such payment into account. The Company has no present intention to pay a cash dividend to its shareholders at December 31, 2012. However, as an insurance and reinsurance holding company, the Company is largely dependent on dividends and other permitted payments from its insurance and reinsurance subsidiaries to pay cash dividends to its shareholders, for debt service and operating expenses. The ability of the Company’s insurance and reinsurance subsidiaries to pay dividends to the Company is subject to certain restrictions imposed by the jurisdictions of domicile that regulate our insurance and reinsurance subsidiaries and each jurisdiction has calculations for the amount of dividends that an insurance and reinsurance company can pay without the approval of the insurance regulator.

The payment of dividends by the Company’s Bermuda-domiciled reinsurance subsidiaries, American Safety Reinsurance Ltd (ASRe) and American Safety Assurance, Ltd (ASA), is limited under the Insurance Act 1978, amendments thereto and related Regulations of Bermuda (collectively, the “Insurance Act”). ASRe and ASA are prohibited from declaring or paying any dividends during any financial year in which each company individually is in breach of its minimum solvency margin (i.e., required statutory capital and surplus) or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, a minimum liquidity ratio must be maintained whereby relevant assets, as defined by the Act, must exceed 75% of relevant liabilities. At December 31, 2012, the liquidity ratios for ASRe and ASA were 145.3% and 303.2%, respectively. The reported total capital and surplus as well as the amount of dividends available for distribution to the Company without prior approval of the Bermuda Monetary Authority (BMA) for each company as of December 31, 2012 are as follows:

	ASRe	ASA	Bermuda Subs Total
Reported Capital & Surplus	$197.5	$1.9	$199.4
Available for Distribution	99.7	1.7	101.4

The maximum amount of dividends ASCIC and ASIC can pay out without prior written approval from the Oklahoma Insurance Department (“Department”) is limited to the greater of 10% of surplus as regards to policyholders or net income, excluding realized capital gains of the preceding year, provided that the amount of such dividends do not exceed unassigned surplus. The reported statutory surplus, net income (loss) and amount of dividends available for distribution to the Company without approval of the Department for ASCIC and ASIC as of and for the year ended December 31, 2012 was as follows:

	ASCIC	ASIC [1]	U.S. Insurance Subs Total
Reported Capital & Surplus	$78.9	$15.1	$94.0
Reported Statutory Net Income (Loss)	(1.8)	(2.3)	(4.1)
Available for Distribution	7.9	1.5	9.4

1	The reported statutory surplus for ASIC of $68.3 million was adjusted for the portion owned by ASCIC and already reflected in its reported statutory surplus of $78.9 million. The amount available for distribution also reflects ASCIC’s ownership of ASIC.

Based on the information contained in the above tables, the restricted net assets of the Company’s insurance/reinsurance subsidiaries at December 31, 2012 amounted to $182.6 million. The total amount available for distribution to the Company from its insurance/reinsurance subsidiaries is $110.8 million.

At December 31, 2012, the Company reported equity (excluding equity in non-controlling interests) of $337.3 million. The total amount available for distribution to the Company’s shareholders in the form of a dividend is $124.9 million, subject to consideration of the impact of such dividend on the Company’s financial strength rating as assigned by A.M. Best. Based on the above, the Company’s net restricted assets at December 31, 2012 were $212.4 million.

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

The total balance of this debt issued in 2003 and 2005 was $39,183 at December 31, 2012.

On August 20, 2010, the Company extended and increased its unsecured line of credit facility with Regions Bank for $20 million now expiring August 20, 2013. The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. Under the line of credit facility, certain covenants are required. At December 31, 2012, the Company is in compliance with all covenants. The Company has no outstanding borrowings at December 31, 2012. To date the Company has made no draws on this line.

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

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	12/31/2012	12/31/2011
Investments	$12,144	$8,346
Cash and cash equivalents	507	2,268
Accrued investment income	52	45
Premiums receivable	498	629
Ceded unearned premiums	351	166
Reinsurance recoverable	5,039	3,055
Deferred acquisition costs	1,100	(454)
Funds on deposit	231	208
Other assets	1,255	834

Total Assets	$21,177	$15,097

Unpaid losses and loss adjustment expenses	8,900	7,412
Unearned premiums	4,325	623
Ceded premiums payable	67	296
Funds held	113	174
Deferred income taxes	30	—

Total Liabilities	$13,435	$8,505

(10)	Derivatives

The underlying debt obligations between the Company and American Safety Capital, American Safety Capital II and American Safety Capital III expose the Company to variability in interest payments due to changes in interest rates.

During 2009, the Company entered into interest rate swaps on the trust preferred debts that were designated as hedging instruments. On February 12, 2010, the Company terminated those swaps resulting in cash proceeds of $2.1 million. The Company assessed at each reporting period whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value of the related underlying exposures. Effective changes in fair value of the interest rate swaps designated as hedging instruments of the variability of cash flow associated with a floating rate, long-term debt obligation were reported in accumulated other comprehensive income. Any ineffective portion of the change in fair value of the instruments was recognized immediately in earnings. For accounting purposes that gain is reported as comprehensive income net of tax and recognized through earnings using the effective interest method over the time period the derivative was originally designated to hedge interest payments on the underlying debt. As of December 31, 2012 and 2011, the Company had a balance of unrecognized gain of $1,213 and $1,266, respectively.

(11)	Segment Information

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions: E&S lines, ART and Reinsurance. E&S includes eight products: environmental, construction, products liability, excess, property, surety, healthcare, and professional liability. ART includes two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors. Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety provides payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional liability provides coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; standalone employment practices liability insurance (EPLI); and fiduciary liability. Primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

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

Our Reinsurance division focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business written include medical malpractice, general liability across multiple sectors, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of smaller treaties across multiple lines of business written on both an excess of loss and quota share basis.

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

The following table presents key financial data by segment for years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	Twelve Months Ended December 31, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$185,948	$75,590	$57,706	$0	$319,244
Net written premiums	148,297	49,357	57,706	—	255,360
Net earned premiums	138,464	56,466	58,936	—	253,866
Fee & other income	138	3,131	17	79	3,365
Losses & loss adjustment expenses	82,470	47,396	42,063	(231)	171,698
Acquisition & other underwriting expenses(3)	61,269	23,508	17,705	3,628	106,110

Underwriting loss	(5,137)	(11,307)	(815)	(3,318)	(20,577)
Net investment income	17,615	5,173	6,849	561	30,198

Pre-tax operating income (loss)	12,478	(6,134)	6,034	(2,757)	9,621
Net realized gains					9,693
Interest and corporate expenses(4)					5,365

Earnings before income taxes					13,949
Income tax benefit					841

Net earnings					$13,108
Less: Net earnings attributable to the non-controlling interest					1,269

Net earnings attributable to ASIH, Ltd.					$11,839

Loss ratio	59.6%	83.9%	71.4%	NM	67.6%
Expense ratio	44.1%	36.1%	30.0%	NM	40.5%

Combined ratio(2)	103.7%	120.0%	101.4%	(1)NM	108.1%

	Twelve Months Ended December 31, 2011
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$155,534	$83,820	$59,192	$(1)	$298,545
Net written premiums	125,107	57,329	58,183	(1)	240,618
Net earned premiums	119,225	60,667	52,988	(1)	232,879
Fee & other income (loss)	(4)	3,203	—	157	3,356
Losses & loss adjustment expenses	60,532	57,130	49,705	2,000	169,367
Acquisition & other underwriting expenses(3)	50,956	24,988	14,785	3,581	94,310

Underwriting profit (loss)	7,733	(18,248)	(11,502)	(5,425)	(27,442)
Net investment income	18,572	5,681	6,358	727	31,338

Pre-tax operating income (loss)	26,305	(12,567)	(5,144)	(4,698)	3,896
Net realized gains					10,966
Interest and corporate expenses(4)					4,132

Earnings before income taxes					10,730
Income tax benefit					(3,394)

Net earnings					$14,124
Less: Net earnings attributable to the non-controlling interest					3,282

Net earnings attributable to ASIH, Ltd.					$10,842

Loss ratio	50.8%	94.2%	93.8%	NM	72.7%
Expense ratio	42.7%	35.9%	27.9%	NM	39.1%

Combined ratio(2)	93.5%	130.1%	121.7%	(1)NM	111.8%

	Twelve Months Ended December 31, 2010
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$138,166	$88,784	$50,618	$(7)	$277,561
Net written premiums	114,223	62,366	46,658	(7)	223,240
Net earned premiums	102,907	53,752	44,081	(7)	200,733
Fee & other income (loss)	501	3,615	269	(197)	4,188
Losses & loss adjustment expenses	58,119	34,663	28,880	(1,367)	120,295
Acquisition & other underwriting expenses(3)	47,621	22,068	12,810	2,703	85,202

Underwriting profit (loss)	(2,332)	636	2,660	(1,540)	(576)
Net investment income	21,331	4,891	5,231	685	32,138

Pre-tax operating income (loss)	18,999	5,527	7,891	(855)	31,562
Net realized gains					2,251
Interest and corporate expenses(4)					5,944

Earnings before income taxes					27,869
Income tax benefit					(2,082)

Net earnings					$29,951
Less: Net earnings attributable to the non-controlling interest					(557)

Net earnings attributable to ASIH, Ltd.					$30,508

Loss ratio	56.5%	64.5%	65.5%	NM	59.9%
Expense ratio	45.6%	34.3%	28.4%	NM	40.1%

Combined ratio(2)	102.1%	98.8%	93.9%	(1)NM	100.0%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.
(3)	Reclassifications between divisions and segments were made to allocate indirect corporate overhead costs.
(4)	Excise taxes have been classified as corporate expenses resulting in a reclassification of expenses for prior year.

The Company does not allocate assets and equity between the Insurance and Other business segments and considers all assets and equity to be attributable to the Insurance segment.

Additionally, the Company conducts business in the following geographic locations: United States and Bermuda. Significant differences exist in the regulatory environment in each country. Those differences include laws regarding the measurable information about the insurance operations. Geographic locations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 (dollars in thousands):

December 31, 2012	United States	Bermuda	Total
Income tax	$841	$—	$841
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$60	$11,779	$11,839
Assets	$719,235	$653,896	$1,373,131
Equity	$140,011	$205,037	$345,048

December 31, 2011	United States	Bermuda	Total
Income tax	$(3,394)	$—	$(3,394)
Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$(7,029)	$17,871	$10,842
Assets	$671,619	$614,913	$1,286,532
Equity	$106,689	$227,991	$334,680

December 31, 2010	United States	Bermuda	Total
Income tax	$(2,082)	$—	$(2,082)
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$918	$29,590	$30,508
Assets	$652,109	$569,146	$1,221,255
Equity	$99,373	$219,162	$318,535

The income tax expense totaled $0.8 million for the year ended December 31, 2012 compared to a tax benefit of $3.4 million for the year ended December 31, 2011. During 2010 and 2011, the RRG was in an NOL position and carrying a valuation allowance and therefore did not provide income tax expense (benefit). During 2012, the RRG generated income before taxes of $1.9 million and tax expense of $0.6 million. The $0.6 million of tax expense for the RRG is included in total tax expense of $0.8 million.

(12)	Commitments and Contingencies

At December 31, 2012, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $5.3 million. Those letters of credit included $2.0 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued to Wentworth Insurance Services pursuant to a contingent payment obligation, and $0.8 million issued to various other parties.

ASRe, our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of December 31, 2012, ASRe had $81.4 million letters of credit issued and outstanding, secured by pledged investment assets of $90.1 million.

The Company entered into a lease for approximately 47,000 rentable square feet for its primary U.S. operations. The term of the lease is eighty-six months, commencing on February 1, 2007, and extending through March 31, 2014.

The yearly minimum base rent for all operating leases is payable according to the following schedule:

2013	$1,708
2014	653
2015	244
2016	193
2017	164
Thereafter	98

Total	$3,060

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

(13)	Liability for Unpaid Loss and Loss Adjustment Expenses

Activity in the liability for unpaid loss and loss adjustment expenses is summarized as follows:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Unpaid loss and loss adjustment expenses, January 1	$680,201	$649,641	$616,444
Reinsurance recoverable on unpaid losses and loss adjustment expenses January 1	173,267	196,590	196,080

Net unpaid loss and loss adjustment expenses, January 1	506,934	453,051	420,364

Incurred related to:
Current year	162,660	155,998	119,939
Prior years	9,038	13,369	356

Total incurred	171,698	169,367	120,295
Paid related to:
Current year	26,822	22,454	13,302
Prior years	112,214	93,030	74,306

Total paid	139,036	115,484	87,608
Net unpaid loss and loss adjustment expenses, December 31	539,596	506,934	453,051
Reinsurance recoverable on unpaid loss and loss adjustment expenses, December 31	185,648	173,267	196,590

Unpaid loss and loss adjustment expenses, December 31	$725,244	$680,201	$649,641

The net prior year reserve development for 2012, 2011 and 2010, occurred in the following business lines:

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
(Favorable) Unfavorable
E & S Lines	$(1,780)	$(10,209)	$(2,397)
Alternative Risk Transfer	2,946	12,120	2,666
Assumed Re	8,096	9,437	1,448
Runoff	(224)	2,021	(1,361)

Total	$9,038	$13,369	$356

The $9.0 million adjustment to loss reserves was comprised of: (1) E&S favorable development of $1.8 million within the construction general liability lines; (2) $8.1 million dollars of unfavorable development within the Reinsurance segment primarily in professional liability; (3) $2.9 million of adverse development in the ART division, and $0.2 million favorable development in run-off.

Management continually attempts to refine its loss estimation process by refining its ability to analyze loss development patterns, claims payments and other information, but many reasons remain for potential adverse development of estimated ultimate liabilities. For example, the uncertainties inherent in the loss estimation process have become increasingly subject to changes in legal trends. In recent years, this trend has expanded the liability of insureds, established new liabilities and reinterpreted contracts to provide unanticipated coverage long after the related policies were written. Such changes from past experience significantly affect the ability of insurers to estimate the liabilities for unpaid losses and related expenses.

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

The Company applied the recognition and measurement principles of ASC 718-10-10, Share Based Payments under the modified prospective application method and recognizes the expense over the vesting period. The Company uses the Black-Scholes option pricing model to value stock options. Compensation expense relating to stock options of $325, $577 and $636 were reflected in earnings for the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During 2012, the Company granted 114,648 shares of restricted stock at a weighted average grant price of $18.40. During 2011, the Company granted 272,081 restricted shares at a weighted average grant price of $18.85. Of the restricted stock granted in 2012, 96,330 shares vest ratably over three years at 25%, 25% and 50% and the remaining 18,318 shares were granted pursuant to the Directors’ Stock Award Plan. Total expense recognized in 2012, 2011 and 2010, for restricted stock was $1,734, $1,736, and $1,422, respectively.

A summary of options activity for the year ended December 31, 2012 and 2011, is as follows:

Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	569,587	$12.87	4.66	$5,058
Granted	—	—	—	—
Exercised	25,644	—	—	—
Forfeited	6,000	18.41	—	—

Outstanding at December 31, 2012	537,943	$12.99	3.73	$2,894

Exercisable at December 31, 2012	480,030	$12.60	3.40	$2,802

Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	699,234	$12.14	5.19	$6,464
Granted	—	—	—	—
Exercised	110,135	8.14	—	—
Forfeited	19,512	12.80	—	—

Outstanding at December 31, 2011	569,587	$12.87	4.66	$5,058

Exercisable at December 31, 2011	453,010	$12.50	3.93	$4,189

The weighted average fair market value of options granted during 2010 and 2009 was $14.64 and $10.92 respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $253, $1,432 and $2,745, respectively. No options were granted in 2012 or 2011.

A summary of the status of the Company’s non-vested option activity for the year ended December 31, 2012 and 2011, is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	116,577	$14.29
Granted	—
Vested	(52,664)
Forfeited	(6,000)

Non-vested at December 31, 2012	57,913	$16.27

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	327,484	$14.02
Granted	—
Vested	(191,395)
Forfeited	(19,512)

Non-vested at December 31, 2011	116,577	$14.29

The fair value of each option granted during 2010 was estimated on the grant date using the Black-Scholes option pricing approach with the following assumptions:

At December 31, 2012, there was $103 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

(15)	Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SELECTED QUARTERLY FINANCIAL DATA

(UNAUDITED)

The following table presents the quarterly results of consolidated operations for 2012 and 2011

(dollars in thousands except per share amounts):

	Mar 31	Jun 30	Sep 30	Dec 31
2012
Total revenues	$69,957	$70,135	$77,415	$79,615
Earnings (loss) before taxes	5,507	1,751	7,428	(737)
Net earnings	4,401	1,985	6,078	644
Comprehensive income (loss)	7,291	7,438	11,824	(5,502)
Net earnings (loss) per share:
Basic	$0.40	$0.21	$0.61	$(0.06)
Diluted	$0.39	$0.21	$0.60	$(0.06)
Common stock price ranges:
High	$22.33	$19.39	$19.61	$19.05
Low	$18.04	$17.08	$16.71	$15.75

	Mar 31	Jun 30	Sep 30	Dec 31
2011
Total revenues	$73,788	$68,192	$68,053	$68,506
Earnings (loss) before taxes	8,362	3,533	6,897	(8,062)
Net earnings (loss)	8,394	4,082	5,728	(4,080)
Comprehensive income (loss)	(4,668)	10,495	15,489	(4,186)
Net earnings (loss) per share:
Basic	$0.76	$0.39	$0.56	$(0.67)
Diluted	$0.73	$0.38	$0.54	$(0.67)
Common stock price ranges:
High	$21.95	$21.52	$20.10	$22.00
Low	$18.82	$17.28	$16.97	$17.38

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED BALANCE SHEETS

(dollars in thousands)

	December 31,
	2012	2011
Assets
Investment in subsidiaries	$347,869	$323,463
Other investments:
Fixed maturity securities available-for-sale at fair value	6,122	6,946
Short term investments	1,025	80
Secured note receivable from affiliate	350	3,013

Total other investments	7,497	10,039
Cash and cash equivalents	337	550
Accrued investment income	47	57

Total assets	$355,750	$334,109

Liability and Shareholders’ Equity
Accounts Payable and accrued expenses	$18,344	$5,921

Total liabilities	18,344	5,921

Preferred stock	100	100

Common stock	95	102
Additional paid in capital	86,568	98,394
Accumulated other comprehensive income, net	53,628	44,416
Retained earnings	197,015	185,176

Total shareholders’ equity	337,306	328,088

Total liabilities and shareholders’ equity	$355,750	$334,109

See accompanying report of independent registered public accounting firm.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Revenues:
Investment income	$230	$126	$221
Realized (losses) gains on sales of investments	65	(16)	—

Total Revenues	295	110	221

Expenses:
Operating expenses	3,837	2,258	2,594

Total Expenses	3,837	2,258	2,594

Net loss before equity in net earnings of subsidiaries	(3,542)	(2,148)	(2,373)
Equity in net earnings of subsidiaries	15,381	12,990	32,881

Net earnings	$11,839	$10,842	$30,508

See accompanying report of independent registered public accounting firm.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Years ended December 31,
	2012	2011	2010
Net earnings	$13,108	$14,124	$29,951
Other comprehensive income before income taxes:
Unrealized gains on securities available-for-sale	19,449	21,518	17,850
Amortization of gain and unrealized losses on hedging transactions	(81)	(78)	(739)
Reclassification adjustment for realized gains included in net earnings	(9,693)	(10,966)	(2,251)

Total other comprehensive income before income taxes	9,675	10,474	14,860
Income tax expense related to items of other comprehensive income	585	4,082	2,069
Other comprehensive income net of income taxes	9,090	6,392	12,791

Comprehensive income	$22,198	$20,516	$42,742
Less: Comprehensive income (loss) attributable to the non-controlling interest	1,147	3,386	(469)

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$21,051	$17,130	$43,211

See accompanying report of independent registered public accounting firm.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD. (PARENT ONLY)

SCHEDULE II – STATEMENTS OF CASH FLOW

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net loss before equity in earnings of subsidiary	$(3,542)	$(2,148)	$(2,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued investment income	10	23	3
Due from/to affiliate			535
Accounts payable and accrued expenses	12,423	5,385	269
Notes Receivable—other	2,663	—	(70)

Net cash provided by (used in) operating activities	11,554	3,260	(1,636)
Cash flow from investing activities:
Decrease (increase) in investments	824	(1,103)	(642)
Investment in subsidiary	147	873	3,705
Decrease (increase) in short term investments	(945)	1,588	(1,532)

Net cash provided by investing activities	26	1,358	1,531
Cash flow from financing activities:
Proceeds from stock	2,155	2,932	3,030
Stock repurchase payments	(13,948)	(7,306)	(2,735)

Net cash (used in) provided by financing activities	(11,793)	(4,374)	295

Net increase (decrease) in cash	(213)	244	190
Cash and cash equivalents, beginning of year	550	306	116

Cash and cash equivalents, end of year	$337	$550	$306

See accompanying report of independent registered public accounting firm.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE III – SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

(dollars in thousands)

	Column B	Column C	Column D	Column E	Column F	Column G		Column H	Column I	Column J
	Deferred	Net Reserves for Unpaid Claims and Claim	Net	Net	Net	Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred	Other	Net
	Acquisition Costs	Adjustment Expenses	Unearned Premium	Earned Premium	Investment Income	Current Year	Prior Year	Acquisition Costs	Operating Expenses(1)	Premiums Written
2012
E&S	$16,074	$312,854	$74,955	$138,464	$17,615	$84,250	$(1,780)	$29,345	$—	$148,297
ART	5,114	92,290	18,496	56,466	5,173	44,450	2,946	15,918	—	49,357
Reins	4,994	124,618	22,824	58,936	6,849	33,967	8,096	13,316	—	57,706
Runoff	—	9,834	—	—	561	(7)	(224)	—	—	—

Total	$26,182	$539,596	$116,275	$253,866	$30,198	$162,660	$9,038	$58,579	$52,896	$255,360

2011
E&S	$12,830	$301,779	$62,536	$119,225	$18,572	$70,741	$(10,209)	$25,439	$—	$125,107
ART	6,664	92,683	25,747	60,667	5,681	45,010	12,120	17,761	—	57,329
Reins	4,927	102,887	24,066	52,988	6,358	40,268	9,437	8,880	—	58,183
Runoff	—	9,585	—	(1)	727	(21)	2,021	—	—	(1)

Total	$24,421	$506,934	$112,349	$232,879	$31,338	$155,998	$13,369	$52,080	$46,362	$240,618

2010
E&S	$11,807	$300,908	$56,230	$102,907	$21,331	$60,516	$(2,397)	$21,758	$—	$114,223
ART	7,163	69,884	29,248	53,752	4,891	31,997	2,666	13,809	—	62,366
Reins	3,172	72,506	19,123	44,081	5,231	27,432	1,448	7,477	—	46,658
Runoff	—	9,753	—	(7)	685	(6)	(1,361)	—	—	(7)

Total	$22,142	$453,051	$104,601	$200,733	$32,138	$119,939	$356	$43,044	$48,102	$223,240

(1)	The Company does not allocate other operating expenses to the various business segments.

See accompanying report of independent registered public accounting firm.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

SCHEDULE IV – REINSURANCE

Years Ended December 31,

(dollars in thousands)

Property-Liability Insurance Earned Premiums	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
United States
December 31, 2012	$249,810	$56,700	$—	$193,110	—
December 31, 2011	$241,428	$59,596	$—	$181,832	—
December 31, 2010	$231,419	$71,558	$—	$159,861	—
Bermuda
December 31, 2012	$—	$—	$60,756	$60,756	100.0%
December 31, 2011	$—	$—	$51,047	$51,047	100.0%
December 31, 2010	$—	$—	$40,872	$40,872	100.0%
Combined Total
December 31, 2012	$249,810	$56,700	$60,756	$253,866	23.9%
December 31, 2011	$241,428	$59,596	$51,047	$232,879	21.9%
December 31, 2010	$231,419	$71,558	$40,872	$200,733	20.4%

See accompanying report of independent registered public accounting firm.