Form 10-Q
period 2013-03-31
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2013-05-10
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on May 1, 2013, was 9,598,808.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Safety Insurance Holdings, Ltd. And Subsidiaries

Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2013 (unaudited)	December 31, 2012
Assets
Investments:
Fixed maturity securities, at fair value (including $10,616 and $9,499 from VIE)	$817,957	$829,577
Common stock, at fair value	11,481	8,776
Preferred stock, at fair value	3,151	3,081
Short-term investments, at fair value (including $1,514 and $2,645 from VIE)	81,101	76,502
Trading securities, at fair value	13,127	12,712

Total investments	926,817	930,648
Cash and cash equivalents (including $1,397 and $507 from VIE)	32,800	20,224
Accrued investment income (including $55 and $52 from VIE)	6,179	6,387
Premiums receivable (including $737 and $498 from VIE)	28,404	32,559
Ceded unearned premium (including $323 and $351 from VIE)	30,375	29,821
Reinsurance recoverable (including $4,940 and $5,039 from VIE)	184,909	183,562
Deferred acquisition costs (including $1,043 and $1,100 from VIE)	26,602	26,182
Property, plant and equipment, net	12,012	12,082
Goodwill	20,843	20,843
Funds on deposit (including $98 and $231 from VIE)	30,221	42,088
Accrued premium (including $0 and $0 from VIE)	45,894	42,886
Other assets (including $0 and $1,255 from VIE)	25,819	25,849

Total assets	$1,370,875	$1,373,131

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $8,920 and $8,900 from VIE)	$726,566	$725,244
Unearned premiums (including $4,086 and $4,325 from VIE)	148,795	146,096
Ceded premiums payable (including ($200) and $67 from VIE)	17,694	13,386
Funds held (including $85 and $113 from VIE)	71,815	76,806
Other liabilities (including $0 and $0 from VIE)	16,660	18,601
Deferred income taxes (including $55 and $30 from VIE)	7,137	8,767
Loans payable	39,183	39,183

Total liabilities	$1,027,850	$1,028,083

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at March 31, 2013, 9,486,086 shares and at December 31, 2012, 9,505,906 shares	95	95
Additional paid-in capital	84,221	86,568
Retained earnings	202,517	197,015
Accumulated other comprehensive income, net	48,415	53,628

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	335,248	337,306
Equity in non-controlling interests	7,777	7,742

Total equity	343,025	345,048

Total liabilities and equity	$1,370,875	$1,373,131

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. And Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Direct earned premiums	$63,571	$60,528
Assumed earned premiums	14,929	13,865
Ceded earned premiums	(16,576)	(12,980)

Net earned premiums	61,924	61,413
Net investment income	7,632	7,811
Realized gains	1,454	53
Fee income	1,228	668
Other income	12	12

Total revenues	$72,250	$69,957

Expenses:
Losses and loss adjustment expenses	37,964	37,281
Acquisition expenses	14,752	14,744
Other underwriting expenses	12,141	10,752
Interest expense	354	417
Corporate and other expenses	781	1,256

Total expenses	$65,992	$64,450

Earnings before income taxes	6,258	5,507
Income tax expense	677	1,106

Net earnings	$5,581	$4,401

Less: Net earnings attributable to the non-controlling interest	88	345
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$5,493	$4,056

Net earnings per share:
Basic	$0.58	$0.40

Diluted	$0.56	$0.39

Weighted average number of shares outstanding:
Basic	9,441,533	10,220,700

Diluted	9,749,263	10,533,732

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. And Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net earnings	$5,581	$4,401
Other comprehensive income before income taxes:
Unrealized gains (losses) on securities available-for-sale	(5,313)	3,442
Amortization of (gain) on hedging transactions	(21)	—
Reclassification adjustment for realized (gains) included in net earnings	(1,454)	(53)

Total other comprehensive income (loss) before income taxes	(6,788)	3,389
Income tax expense (benefit) related to items of other comprehensive income (loss)	(1,521)	313
Other comprehensive income (loss) net of income taxes	(5,267)	3,076

Comprehensive income	$314	$7,477
Less: Comprehensive income attributable to the non-controlling interest	34	186

Comprehensive income attributable to American Safety Insurance Holdings, Ltd.	$280	$7,291

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net earnings	$5,581	$4,401
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(1,454)	(53)
Depreciation expense	917	734
Stock based compensation expense	612	604
Amortization of deferred acquisition costs, net	(420)	474
Amortization of investment premium	182	826
Deferred income taxes	(116)	3,500
Change in operating assets and liabilities:
Accrued investment income	208	206
Premiums receivable	4,155	(821)
Reinsurance recoverable	(1,347)	2,615
Ceded unearned premium	(554)	67
Funds held	(4,991)	2,165
Unpaid losses and loss adjustment expenses	1,322	5,489
Unearned premiums	2,699	(627)
Ceded premiums payable	4,308	(2,459)
Other liabilities	(1,941)	(1,636)
Funds on deposit	11,867	4,966
Accrued premium	(3,008)	(3,657)
Other assets, net	(197)	(2,457)

Net cash provided by operating activities	17,823	14,337
Cash flow from investing activities:
Purchases of fixed maturities	(48,001)	(975)
Proceeds from sales and maturities of fixed maturities	53,496	31,566
Purchases of equity securities	(3,285)	—
Increase in short-term investments	(3,876)	(42,227)
Purchases of fixed assets	(622)	(324)

Net cash used in investing activities	(2,288)	(11,960)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(339)	(292)
Proceeds from exercised stock options	103	44
Purchases of common stock pursuant to the Stock Repurchase Plan	(2,723)	(92)

Net cash used in financing activities	(2,959)	(340)

Net increase in cash and cash equivalents	12,576	2,037
Cash and cash equivalents at beginning of period	20,224	43,481

Cash and cash equivalents at end of period	$32,800	$45,518

Supplemental disclosure of cash flow:
Income taxes paid (including $33 and $0 from VIE)	$41	$15

Interest paid	$300	$420

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2013

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

The results of operations for the three months ended March 31, 2013, may not be indicative of the results for the fiscal year ending December 31, 2013. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2012.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 – Investments

The amortized cost and estimated fair values of the Company’s investments at March 31, 2013, and December 31, 2012, are as follows (dollars in thousands):

March 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$58,673	$2,754	$(18)	$61,409
States of the U.S. and political subdivisions of the states	38,580	6,115	—	44,695
Corporate securities	303,535	33,029	(267)	336,297
Mortgage-backed securities	229,013	9,241	(687)	237,567
Commercial mortgage-backed securities	53,533	4,116	(113)	57,536
Asset-backed securities	76,827	3,876	(250)	80,453

Total fixed maturities	$760,161	$59,131	$(1,335)	$817,957

Common stock	$12,124	$226	$(869)	$11,481

Preferred stock	$2,789	$382	$(20)	$3,151

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$53,591	$2,961	$(11)	$56,541
States of the U.S. and political subdivisions of the states	40,100	6,064	—	46,164
Corporate securities	304,725	36,089	(85)	340,729
Mortgage-backed securities	237,653	11,088	(501)	248,240
Commercial mortgage-backed securities	57,521	5,694	—	63,215
Asset-backed securities	71,769	3,138	(219)	74,688

Total fixed maturities	$765,359	$65,034	$(816)	$829,577

Common stock	$9,004	$6	$(234)	$8,776

Preferred stock	$2,789	$317	$(25)	$3,081

During the three months ended March 31, 2013 and 2012, available for sale fixed maturity securities were sold for total proceeds of $11.2 million and $5.2 million, respectively, resulting in gross realized gains to the Company. The gross realized gains on these sales totaled $1.1 million and $0.1 million in 2013 and 2012, respectively. For the purpose of determining gross realized gains, the cost of securities sold is based on specific identification.

Trading securities are reported at fair value, with unrealized holding gains and losses reported as part of net earnings. Net unrealized holding gains from trading securities totaled $0.4 million for the three months ended March 31, 2013. These holding gains are included in net realized gains and losses for the period. There were no trading securities within the portfolio as of March 31, 2012.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2013, is shown below by contractual maturity.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$30,684	$31,163
Due after one year through five years	104,517	112,750
Due after five years through ten years	196,764	213,185
Due after ten years	68,823	85,303
Mortgage and asset-backed securities	359,373	375,556

Total	$760,161	$817,957

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of March 31, 2013 and December 31, 2012, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$5,426	$(18)	$—	$—	$5,426	$(18)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	24,527	(267)	—	—	24,527	(267)
Mortgage-backed securities	57,730	(685)	257	(2)	57,987	(687)
Commercial mortgage-backed securities	12,275	(113)	—	—	12,275	(113)
Asset-backed securities	13,250	(235)	51	(15)	13,301	(250)

Subtotal, fixed maturity securities	113,208	(1,318)	308	(17)	113,516	(1,335)
Common stock	1,163	(16)	3,573	(853)	4,736	(869)
Preferred stock	—	—	507	(20)	507	(20)

Total temporarily impaired securities	$114,371	$(1,334)	$4,388	$(890)	$118,759	$(2,224)

	Less than 12 months		12 months or longer		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$4,985	$(11)	$—	$—	$4,985	$(11)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	24,489	(85)	—	—	24,489	(85)
Mortgage-backed securities	36,345	(336)	3,751	(165)	40,096	(501)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	7,536	(210)	59	(9)	7,595	(219)

Subtotal, fixed maturity securities	73,355	(642)	3,810	(174)	77,165	(816)
Common stock	1,067	(14)	4,206	(220)	5,273	(234)
Preferred stock	490	(2)	504	(23)	994	(25)

Total temporarily impaired securities	$74,912	$(658)	$8,520	$(417)	$83,432	$(1,075)

We hold a total of 1,322 available-for sale securities, of which 100 were in an unrealized loss position for less than twelve months and four were in an unrealized loss position for a period of twelve months or greater as of March 31, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at March 31, 2013.

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the three months ended March 31, 2013 and 2012, the Company did not incur any OTTI losses.

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

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

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

The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).

The following table presents key financial data by segment for the three months ended March 31, 2013 and 2012, respectively (dollars in thousands):

	Three Months Ended March 31, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$47,953	$16,602	$16,644	$—	$81,199
Net written premiums	37,546	9,879	16,644	—	64,069
Net earned premiums	36,541	11,162	14,221	—	61,924
Fee & other income	332	771	—	137	1,240
Losses & loss adjustment expenses	22,028	7,393	8,543	—	37,964
Acquisition & other underwriting expenses	16,595	4,830	4,648	820	26,893

Underwriting profit (loss)	(1,750)	(290)	1,030	(683)	(1,693)
Net investment income	4,598	1,230	1,670	134	7,632

Pre-tax operating income (loss)	2,848	940	2,700	(549)	5,939
Net realized gains					1,454
Interest and corporate expenses					1,135

Earnings before income taxes					6,258
Income tax expense					677

Net earnings					$5,581
Less: Net earnings attributable to the non-controlling interest					88

Net earnings attributable to ASIH, Ltd.					$5,493

Loss ratio	60.3%	66.2%	60.1%	NM	61.3%
Expense ratio	44.5%	36.4%	32.7%	NM	41.4%

Combined ratio(2)	104.8%	102.6%	92.8%	(1)NM	102.7%

	Three Months Ended March 31, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$38,611	$21,178	$13,976	$—	$73,765
Net written premiums	30,733	16,143	13,976	—	60,852
Net earned premiums	31,150	16,344	13,919	—	61,413
Fee & other income	—	663	—	17	680
Losses & loss adjustment expenses	18,917	9,987	8,349	28	37,281
Acquisition & other underwriting expenses	13,916	6,388	4,330	862	25,496

Underwriting profit (loss)	(1,683)	632	1,240	(873)	(684)
Net investment income	4,625	1,429	1,621	136	7,811

Pre-tax operating income (loss)	2,942	2,061	2,861	(737)	7,127
Net realized gains					53
Interest and corporate expenses					1,673

Earnings before income taxes					5,507
Income tax expense					1,106

Net earnings					$4,401
Less: Net earnings attributable to the non-controlling interest					345

Net earnings attributable to ASIH, Ltd.					$4,056

Loss ratio	60.7%	61.1%	60.0%	NM	60.7%
Expense ratio	44.7%	35.0%	31.1%	NM	40.4%

Combined ratio(2)	105.4%	96.1%	91.1%	(1)NM	101.1%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	United States	Bermuda	Total
March 31, 2013
Income tax expense	$677	$—	$677
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$944	$4,549	$5,493
Assets	$677,289	$693,586	$1,370,875
Equity	$138,318	$204,707	$343,025

	United States	Bermuda	Total
March 31, 2012
Income tax expense	$1,106	$—	$1,106
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,539	$2,517	$4,056
Assets	$687,542	$611,431	$1,298,973
Equity	$108,689	$233,730	$342,419

Note 4 – Income Taxes

United States federal and state income tax expense from operations consists of the following components (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Current	$793	$(2,394)
Deferred	(116)	3,500

Total	$677	$1,106

Income tax expense for the periods ended March 31, 2013 and 2012, differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2012
Expected income tax expense	$2,128	$1,872
Foreign earned income not subject to U.S. taxation	(1,546)	(855)
Tax-exempt interest	(3)	(3)
State taxes and other	98	92

Total	$677	$1,106

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2012. During the first three months of 2013 and 2012, the Company did not grant any stock options. Stock based compensation expense related to outstanding stock options was $85 and $118 for the three months ended March 31, 2013 and 2012, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.

In addition to stock options discussed above, the Company may grant restricted shares to employees under the incentive stock plan. During the first three months of 2013, the Company granted 380,839 shares of restricted stock compared to 91,330 for the same period in 2012. Of the shares granted, 79,339 shares vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. The remaining 301,500 shares vest pursuant to a vesting schedule based on certain performance criteria. Stock based compensation expense related to the restricted shares was $444 and $404 for the three months ended March 31, 2013 and 2012, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company recorded $83 and $82 in expense for the first three months ended March 31, 2013 and 2012, respectively, related to stock awards issued to its Board of Directors.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of March 31, 2013.

Assets measured at fair value on a recurring basis for March 31, 2013 and December 31, 2012 are summarized below:

As of March 31, 2013

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$36,161	$25,248	$—	$61,409
States of the U.S. and political subdivisions of the states	—	44,695	—	44,695
Corporate securities	—	336,297	—	336,297
Mortgage-backed securities	—	237,567	—	237,567
Commercial mortgage-backed securities	—	57,536	—	57,536
Asset-backed securities	—	80,453	—	80,453

Total fixed maturity securities	36,161	781,796	—	817,957
Equity securities	8,559	—	6,073	14,632
Short term investments	81,101	—	—	81,101
Trading securities	266	12,861	—	13,127

Total	$126,087	$794,657	$6,073	$926,817

As of December 31, 2012

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,032	$25,509	$—	$56,541
States of the U.S. and political subdivisions of the states	—	46,164	—	46,164
Corporate securities	—	340,729	—	340,729
Mortgage-backed securities	—	248,240	—	248,240
Commercial mortgage-backed securities	—	63,215	—	63,215
Asset-backed securities	—	74,688	—	74,688

Total fixed maturity securities	31,032	798,545	—	829,577
Equity securities	5,151	—	6,706	11,857
Short term investments	76,502	—	—	76,502
Trading securities	990	11,722	—	12,712

Total	$113,675	$810,267	$6,706	$930,648

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at March 31, 2013 and December 31, 2012 are as follows:

As of March 31, 2013 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands) Equity Securities
Balance at December 31, 2012	$6,706
Total gains(losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(633)
Purchases	—
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at March 31, 2013	$6,073

Change in net unrealized losses relating to assets still held at reporting date	$(633)

As of December 31, 2012 Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (dollars in thousands) Equity Securities
Balance at December 31, 2011	$6,751
Total gains(losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(45)
Purchases	—
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at December 31, 2012	$6,706

Change in net unrealized losses relating to assets still held at reporting date	$(45)

There were no transfers in and out of Level 1 and 2 categories during 2013 or 2012.

A description of the Company’s inputs used to measure fair value is as follows:

Fixed maturities (Available-for-Sale and Trading) Levels 1 and 2

•	United States Treasury securities are valued using quoted (unadjusted) prices in active markets and are therefore shown as Level 1.

•	United States Government agencies are reported at fair value utilizing Level 2 inputs. These fair value measurements are provided by using quoted prices of securities with similar characteristics.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$32,800	$32,800	$20,224	$20,224
Fixed maturities	*	$817,957	$817,957	$829,577	$829,577
Equity securities	*	$14,632	$14,632	$11,857	$11,857
Short-term investments	*	$81,101	$81,101	$76,502	$76,502
Trading securities	*	$13,127	$13,127	$12,712	$12,712
Premiums receivable	Level 2	$28,404	$28,404	$32,559	$32,559
Reinsurance recoverable	Level 2	$184,909	$184,909	$183,562	$183,562
Liabilities:
Loans payable	Level 2	$39,183	$39,183	$39,183	$39,183

*	See investment assets measured at fair value on a recurring basis summary within this note for disclosure of levels for classes of these financial assets.

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

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at Libor plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at March 31, 2013, the Company was in compliance with all covenants. The Company has no outstanding borrowings at March 31, 2013.

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

The balance of loans payable at March 31, 2013, was $39.2 million.

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

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	March 31, 2013	December 31, 2012
Investments	$12,130	$12,144
Cash and cash equivalents	1,397	507
Accrued investment income	55	52
Premiums receivable	737	498
Ceded unearned premium	323	351
Reinsurance recoverable	4,940	5,039
Deferred acquisition costs	1,043	1,100
Funds on deposit	98	231
Other assets	—	1,255

Total Assets	$20,723	$21,177

Unpaid losses and loss adjustment expenses	8,920	8,900
Unearned premiums	4,086	4,325
Ceded premiums payable	(200)	67
Funds held	85	113
Deferred income taxes	55	30

Total Liabilities	$12,946	$13,435

Note 10 – Commitments and Contingencies

At March 31, 2013, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $4.3 million. Those letters of credit included $1.0 million for the benefit of the Vermont Department of Banking, Insurance, Securities and Health Care Administration, as well as $2.5 million issued pursuant to a contingent payment obligation, and $0.8 million issued to various other parties.

American Safety Reinsurance, Ltd., (“ASRe”), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies that they reinsure. As of March 31, 2013, ASRe had $84.5 million in letters of credit issued and outstanding.

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

Note 11 – Business Acquisition

On July 2, 2012, American Safety Holdings Corp., a wholly-owned subsidiary of the Registrant, acquired the 100% voting equity of Bluestone Agency, Inc., an Arizona corporation, and its wholly-owned subsidiary, Bluestone Surety, Ltd., an exempted company incorporated under the laws of the Cayman Islands. Bluestone Agency and Bluestone Surety are referred to collectively as “Bluestone”. All issued and outstanding capital stock of Bluestone was purchased from Pearlstein Associates, LLP, a South Carolina limited liability company, for a purchase price of $20.0 million. The purchase price includes an earnout provision consisting of a payout of up to $6.0 million. The cash paid at closing was $14.0 million. The earnout provision is contingent upon the future performance of Bluestone.

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

For the three months ended March 31, 2013, the effects of this acquisition were not material to the Company’s consolidated financial statements and basic and diluted earnings per share and, as such, pro forma information has not been presented.

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

The required disclosures of the update are allowed either in the Statement of Operations or in the notes. The amendments in the update are effective for reporting periods beginning after December 15, 2012. This update did not have an impact on our financial disclosures.

Note 13 – Subsequent Events

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

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded general and professional liability for businesses operating primarily in the healthcare and construction industries.

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

American Safety Insurance Holdings, Ltd. and Subsidiaries

Segment Data

(Unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$47,953	$16,602	$16,644	$—	$81,199
Net written premiums	37,546	9,879	16,644	—	64,069
Net earned premiums	36,541	11,162	14,221	—	61,924
Fee & other income	332	771	—	137	1,240
Losses & loss adjustment expenses	22,028	7,393	8,543	—	37,964
Acquisition & other underwriting expenses	16,595	4,830	4,648	820	26,893

Underwriting profit (loss)	(1,750)	(290)	1,030	(683)	(1,693)
Net investment income	4,598	1,230	1,670	134	7,632

Pre-tax operating income (loss)	2,848	940	2,700	(549)	5,939
Net realized gains					1,454
Interest and corporate expenses					1,135

Earnings before income taxes					6,258
Income tax expense					677

Net earnings					$5,581
Less: Net earnings attributable to the non-controlling interest					88

Net earnings attributable to ASIH, Ltd.					$5,493

Loss ratio	60.3%	66.2%	60.1%	NM	61.3%
Expense ratio	44.5%	36.4%	32.7%	NM	41.4%

Combined ratio(2)	104.8%	102.6%	92.8%	(1)NM	102.7%

	Three Months Ended March 31, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$38,611	$21,178	$13,976	$—	$73,765
Net written premiums	30,733	16,143	13,976	—	60,852
Net earned premiums	31,150	16,344	13,919	—	61,413
Fee & other income	—	663	—	17	680
Losses & loss adjustment expenses	18,917	9,987	8,349	28	37,281
Acquisition & other underwriting expenses	13,916	6,388	4,330	862	25,496

Underwriting profit (loss)	(1,683)	632	1,240	(873)	(684)
Net investment income	4,625	1,429	1,621	136	7,811

Pre-tax operating income (loss)	2,942	2,061	2,861	(737)	7,127
Net realized gains					53
Interest and corporate expenses					1,673

Earnings before income taxes					5,507
Income tax expense					1,106

Net earnings					$4,401
Less: Net earnings attributable to the non-controlling interest					345

Net earnings attributable to ASIH, Ltd.					$4,056

Loss ratio	60.7%	61.1%	60.0%	NM	60.7%
Expense ratio	44.7%	35.0%	31.1%	NM	40.4%

Combined ratio(2)	105.4%	96.1%	91.1%	(1)NM	101.1%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

Three Months Ended March 31, 2013, compared to Three Months Ended March 31, 2012

Net Earnings

Net earnings attributable to ASIH were $5.5 million, or $0.56 per diluted share, for the three months ended March 31, 2013, compared to $4.1 million, or $0.39 per diluted share, for the same period of 2012. While underwriting results remained stable (see discussion below), the increase was driven by net realized gains of $1.5 million compared to $0.1 million for the same quarter in 2012, and increased fee income of $1.2 million compared to $0.7 million in 2012 attributable to the purchase of Bluestone Agency effective July 1, 2012.

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

The combined ratio was 102.7%, composed of a loss ratio of 61.3% and an expense ratio of 41.4%. The loss ratio increased slightly from 60.7% for the same quarter in 2012 to 61.3%. The increase in the loss ratio is attributable primarily to the products primary casualty and specialty programs product lines based on historical loss trends and pricing. The 2013 expense ratio increased to 41.4% compared to 40.4% in 2012 due primarily to newly acquired underwriting units and the Bluestone aquisition.

Gross Written Premiums

Gross written premiums increased to $81.2 million from $73.8 million for the three months ended March 31, 2013 and 2012, respectively. E&S gross written premiums increased 24.2% to $48.0 million, ART gross written premiums declined 21.6% to $16.6 million and Reinsurance gross written premiums increased 19.1% to $16.6 million. E&S gross written premiums increased in the environmental, professional liability and surety product lines. ART gross written premiums declined due to the de-emphasis of the specialty program business. The increase in the Reinsurance gross written premiums was attributable primarily to new business generated from the London marketing office.

Net Earned Premiums

Net earned premiums increased 0.8% to $61.9 million for the three months ended March 31, 2013, compared to $61.4 million for the same period of 2012. Net earned premiums increased in the E&S and Reinsurance divisions reflective of the gross written premium growth which was offset by a reduction in ART net earned premiums (see discussion above).

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income decreased slightly to $7.6 million for the three months ended March 31, 2013, compared to $7.8 million for the same period of 2012 due to higher invested assets invested at lower yields. Invested assets grew from $897.2 million to $926.8 million at March 31, 2012 and 2013, respectively. While the gross yield decreased in the 2013 period to 3.5% from 3.8% in the first quarter 2012, the duration increased to 4.45 from 3.74.

Fee Income

Fee income increased for the quarter to $1.2 million for 2013 compared to $0.7 million for 2012 primarily due to the acquisition of Bluestone Agency.

Acquisition Expenses and Other Underwriting Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $14.8 million, or 23.8% of earned premium for the three months ended March 31, 2013, as compared to $14.7 million, or 24.0% of earned premium for the same period of 2012. Other underwriting expenses were $12.1 million for the three months ended March 31, 2013, compared to $10.7 million for the same 2012 period. As a percentage of earned premiums, other underwriting expenses increased to 19.6% from 17.5% for the same three months of 2012. The increase is attributable to the Bluestone Agency acquisition and new underwriting teams.

Corporate and Other Expenses

During the 2013 quarter, corporate and other expenses are down to $0.8 million compared to $1.3 million in 2012 due to lower federal excise taxes for the 2013 period.

Income Taxes

The income tax expense for the three months ended March 31, 2013, was $0.7 million compared to a $1.1 million tax expense for the same period of 2012. The decrease is due to lower U.S. earnings in 2013 as compared to 2012.

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

The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At March 31, 2013, the Company had not drawn on the facility.

Net cash provided by operations was $17.8 million for the three months ended March 31, 2013, compared to net cash provided by operations of $14.3 million for the same period of 2012. The increase in cash flow from operations is primarily attributable to liquidity resulting from premium collections and return of funds on deposit.

During 2012, the Company Board of Directors authorized the purchase of 1,000,000 shares of common stock. The Company purchased, pursuant to that authorization, 136,968 shares at a cost of $2.7 million or $19.89 per share during the 2013 quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For an in-depth discussion of the Company’s market risks, see Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk in Item 7A of the Company’s Form 10-K for the year ended December  31, 2012.

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

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors

For an in-depth discussion of risk factors affecting the Company, see Part I, Item 1A. “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On January 24, 2012 and subsequently on October 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock with a total authorized repurchase of 1,000,000 shares. Pursuant to this authorization, the Company had repurchased a total of 916,002 shares of common stock as of March 31, 2013, at an average cost of $18.03 per share or approximately $16.5 million during 2012 and 2013.

During the quarter, 136,968 shares were purchased at an average cost of $19.89 per share.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2013 through January 31, 2013	96,060	$19.86	96,060	124,906
February 1, 2013 through February 28, 2013	40,908	$19.96	40,908	83,998
March 1, 2013 through March 31, 2013	—	$—	—	83,998

Total	136,968	$19.89	136,968

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2013.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer