Form 10-Q
period 2013-06-30
AMERICAN SAFETY INSURANCE HOLDINGS LTD
filed 2013-08-08
CIK 783603

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The aggregate number of shares outstanding of Registrant’s common stock, $0.01 par value, on August 1, 2013, was 9,641,731.

AMERICAN SAFETY INSURANCE HOLDINGS, LTD.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(dollars in thousands except share data)

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Investments:
Fixed maturity securities, at fair value (including $9,846 and $9,499 from VIE)	$311,309	$829,577
Common stock, at fair value	6,073	8,776
Preferred stock, at fair value	39	3,081
Short-term investments, at fair value (including $1,952 and $2,645 from VIE)	611,267	76,502
Trading securities, at fair value	—	12,712

Total investments	928,688	930,648
Cash and cash equivalents (including $439 and $507 from VIE)	18,567	20,224
Accrued investment income (including $56 and $52 from VIE)	1,693	6,387
Premiums receivable (including $383 and $498 from VIE)	29,249	32,559
Ceded unearned premium (including $218 and $351 from VIE)	35,200	29,821
Reinsurance recoverable (including $4,659 and $5,039 from VIE)	185,644	183,562
Deferred income taxes (including $121 and $0 from VIE)	2,797	—
Deferred acquisition costs (including $715 and $1,100 from VIE)	25,213	26,182
Property, plant and equipment, net	11,942	12,082
Goodwill	20,843	20,843
Funds on deposit (including $114 and $231 from VIE)	36,915	42,088
Accrued premium (including $0 and $0 from VIE)	35,980	42,886
Other assets (including $724 and $1,255 from VIE)	18,431	25,849

Total assets	$1,351,162	$1,373,131

Liabilities and Shareholders’ Equity
Liabilities:
Unpaid losses and loss adjustment expenses (including $8,398 and $8,900 from VIE)	$727,278	$725,244
Unearned premiums (including $2,878 and $4,325 from VIE)	151,738	146,096
Ceded premiums payable (including $326 and $67 from VIE)	22,291	13,386
Funds held (including $99 and $113 from VIE)	61,642	76,806
Other liabilities (including $0 and $0 from VIE)	14,967	18,601
Deferred income taxes (including $0 and $30 from VIE)	—	8,767
Loans payable	39,183	39,183

Total liabilities	$1,017,099	$1,028,083

Shareholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; no shares issued and outstanding	$—	$—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding at June 30, 2013, 9,623,413 shares and at December 31, 2012, 9,505,906 shares	96	95
Additional paid-in capital	85,385	86,568
Retained earnings	237,327	197,015
Accumulated other comprehensive income, net	3,729	53,628

Total American Safety Insurance Holdings, Ltd. shareholders’ equity	326,537	337,306
Equity in non-controlling interests	7,526	7,742

Total equity	334,063	345,048

Total liabilities and equity	$1,351,162	$1,373,131

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Direct earned premiums	$65,122	$60,595	$128,693	$121,123
Assumed earned premiums	15,795	15,259	30,724	29,124
Ceded earned premiums	(18,725)	(13,837)	(35,301)	(26,818)

Net earned premiums	62,192	62,017	124,116	123,429
Net investment income	5,582	7,402	13,214	15,214
Realized gains (losses)	37,482	(13)	38,936	39
Fee income	335	717	1,563	1,385
Other income	12	12	24	25

Total revenues	$105,603	$70,135	$177,853	$140,092

Expenses:
Losses and loss adjustment expenses	37,673	40,819	75,636	78,100
Acquisition expenses	13,814	14,337	28,568	29,081
Other underwriting expenses	12,382	12,013	24,523	22,764
Interest expense	358	367	712	785
Corporate and other expenses	655	848	1,436	2,104

Total expenses	$64,882	$68,384	$130,875	$132,834

Earnings before income taxes	40,721	1,751	46,978	7,258
Income tax expense (benefit)	5,900	(234)	6,577	872

Net earnings	$34,821	$1,985	$40,401	$6,386

Less: Net earnings (loss) attributable to the non-controlling interest	10	(182)	98	163
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$34,811	$2,167	$40,303	$6,223

Net earnings per share:
Basic	$3.65	$0.21	$4.25	$0.61

Diluted	$3.54	$0.21	$4.12	$0.59

Weighted average number of shares outstanding:
Basic	9,538,924	10,256,634	9,490,498	10,238,667

Diluted	9,824,228	10,555,222	9,786,953	10,544,627

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Earnings

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net earnings	$34,821	$1,985	$40,401	$6,386
Other comprehensive income before income taxes:
Unrealized gains (losses) on securities available-for-sale	(17,295)	6,608	(22,609)	10,050
Amortization of (gain) on hedging transactions	(21)	(41)	(42)	(41)
Reclassification adjustment for realized (gains) losses included in net earnings	(37,482)	13	(38,936)	(39)

Total other comprehensive income (loss) before income taxes	(54,798)	6,580	(61,587)	9,970
Income tax expense (benefit) related to items of other comprehensive income (loss)	(9,852)	1,278	(11,373)	1,592
Other comprehensive income (loss) net of income taxes	(44,946)	5,302	(50,214)	8,378

Comprehensive (loss) income	$(10,125)	$7,287	$(9,813)	$14,764
Less: Comprehensive (loss) income attributable to the non-controlling interest	(251)	(151)	(218)	34

Comprehensive (loss) income attributable to American Safety Insurance Holdings, Ltd.	$(9,874)	$7,438	$(9,595)	$14,730

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flow from operating activities:
Net earnings	$40,401	$6,386
Adjustments to reconcile net earnings to net cash provided by operating activities:
Realized gains on sale of investments	(38,936)	(39)
Depreciation expense	1,897	1,414
Stock based compensation expense	1,235	1,237
Amortization of deferred acquisition costs, net	969	(1,390)
Amortization of investment premium	588	2,030
Deferred income taxes	(205)	3,709
Change in operating assets and liabilities:
Accrued investment income	4,694	168
Premiums receivable	3,310	(5,785)
Reinsurance recoverable	(2,082)	(4,084)
Ceded unearned premium	(5,379)	(3,676)
Funds held	(15,164)	(7,867)
Unpaid losses and loss adjustment expenses	2,034	18,264
Unearned premiums	5,642	11,067
Ceded premiums payable	8,905	2,691
Other liabilities	(3,634)	(1,796)
Funds on deposit	5,173	(2,328)
Accrued premium	6,906	(3,846)
Other assets, net	6,917	(2,426)

Net cash provided by operating activities	23,271	13,729
Cash flow from investing activities:
Purchases of fixed maturities	(274,493)	(38,459)
Purchases of Common Stocks	(3,120)	—
Proceeds from sales of Common Stocks	5,575	—
Proceeds from sales of fixed maturities	778,947	62,311
Purchases of Preferred Stocks	(165)	(865)
Proceeds from sales of Preferred Stocks	5,773	—
Purchase of other investments	—	(3,444)
Increase in short term investments	(533,775)	(40,458)
Purchase of fixed assets	(1,254)	(781)

Net cash used in investing activities	(22,512)	(21,696)
Cash flow from financing activities:
Shares repurchased to cover employment taxes	(339)	(204)
Proceeds from exercised stock options	646	85
Purchases of common stock pursuant to the Stock Repurchase Plan	(2,723)	(200)

Net cash used in financing activities	(2,416)	(319)

Net increase in cash and cash equivalents	(1,657)	(8,286)
Cash and cash equivalents at beginning of period	20,224	43,481

Cash and cash equivalents at end of period	$18,567	$35,195

Supplemental disclosure of cash flow:
Income taxes paid (including $120 and $731 from VIE)	$133	$749

Interest paid	$715	$790

See accompanying notes to consolidated interim financial statements (unaudited).

American Safety Insurance Holdings, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

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

The results of operations for the three and six months ended June 30, 2013, may not be indicative of the results for the fiscal year ending December 31, 2013. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-K of the Company for the fiscal year ended December 31, 2012.

The unaudited interim consolidated financial statements include the accounts of American Safety Insurance, each of its subsidiaries and American Safety RRG. All significant intercompany balances as well as normal recurring adjustments have been eliminated. Unless otherwise noted, all balances are presented in thousands.

Note 2 – Investments

The amortized cost and estimated fair values of the Company’s available for sale investments at June 30, 2013 and December 31, 2012, are as follows (dollars in thousands):

June 30, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$258,887	$2,017	$(3,951)	$256,953
States of the U.S. and political subdivisions of the states	4,516	92	(183)	4,425
Corporate securities	30,401	5,074	(207)	35,268
Mortgage-backed securities	4,978	90	(202)	4,866
Commercial mortgage-backed securities	2,684	141	—	2,825
Asset-backed securities	6,304	686	(18)	6,972

Total fixed maturities	$307,770	$8,100	$(4,561)	$311,309

Common stock	$6,926	$—	$(853)	$6,073

Preferred stock	$—	$39	$—	$39

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$53,591	$2,961	$(11)	$56,541
States of the U.S. and political subdivisions of the states	40,100	6,064	—	46,164
Corporate securities	304,725	36,089	(85)	340,729
Mortgage-backed securities	237,653	11,088	(501)	248,240
Commercial mortgage-backed securities	57,521	5,694	—	63,215
Asset-backed securities	71,769	3,138	(219)	74,688

Total fixed maturities	$765,359	$65,034	$(816)	$829,577

Common stock	$9,004	$6	$(234)	$8,776

Preferred stock	$2,789	$317	$(25)	$3,081

During the six months ended June 30, 2013 and 2012, available-for-sale and trading fixed maturity securities were sold for total proceeds of $778.9 million and $18.4 million, respectively, resulting in gross realized gains and losses to the Company. The gross realized gains on these sales totaled $42.7 million and $0.05 million in 2013 and 2012, respectively. The gross realized losses on these sales totaled $4.9 million and $0.01 million in 2013 and 2012, respectively. During the six months ended June 30, 2013, available-for-sale and trading equity securities were sold for total proceeds of $11.3 million, compared to none in 2012, resulting in gross realized gains to the company of $1.1 million and $0.0 million. There were no gross realized losses tied to sales of equity securities in 2013 and 2012. Sales during the second quarter of 2013 were in compliance with the Merger Agreement. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Trading securities are reported at fair value, with unrealized holding gains and losses reported as part of net earnings. Net unrealized holding losses from trading securities totaled $0.0 million and $0.01 million for the six months ended June 30, 2013 and 2012. These holding losses are included in net realized gains and losses for the period.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2013, is shown below by contractual maturity.

	Amortized cost	Estimated fair value
	(dollars in thousands)
Due in one year or less	$4,026	$4,056
Due after one year through five years	19,261	20,340
Due after five years through ten years	19,259	19,533
Due after ten years	251,258	252,717
Mortgage and asset-backed securities	13,966	14,663

Total	$307,770	$311,309

The following tables summarize the gross unrealized losses of the Company’s investment portfolio as of June 30, 2013 and December 31, 2012, by category and length of time that the securities have been in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$185,593	$(3,951)	$—	$—	$185,593	$(3,951)
States of the U.S. and political subdivisions of the states	3,247	(183)	—	—	3,247	(183)
Corporate securities	3,100	(207)	—	—	3,100	(207)
Mortgage-backed securities	3,266	(202)	—	—	3,266	(202)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	—	—	48	(18)	48	(18)

Subtotal, fixed maturity securities	195,206	(4,543)	48	(18)	195,254	(4,561)
Common stock	—	—	3,573	(853)	3,573	(853)
Preferred stock	—	—	—	—	—	—

Total temporarily impaired securities	$195,206	$(4,543)	$3,621	$(871)	$198,827	$(5,414)

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012	(dollars in thousands)
Fixed maturity securities:
U.S. Treasury securities and other government corporations and agencies	$4,985	$(11)	$—	$—	$4,985	$(11)
States of the U.S. and political subdivisions of the states	—	—	—	—	—	—
Corporate securities	24,489	(85)	—	—	24,489	(85)
Mortgage-backed securities	36,345	(336)	3,751	(165)	40,096	(501)
Commercial mortgage-backed securities	—	—	—	—	—	—
Asset-backed securities	7,536	(210)	59	(9)	7,595	(219)

Subtotal, fixed maturity securities	73,355	(642)	3,810	(174)	77,165	(816)
Common stock	1,067	(14)	4,206	(220)	5,273	(234)
Preferred stock	490	(2)	504	(23)	994	(25)

Total temporarily impaired securities	$74,912	$(658)	$8,520	$(417)	$83,432	$(1,075)

We hold a total of 203 available-for sale securities, of which 67 were in an unrealized loss position for less than twelve months and two were in an unrealized loss position for a period of twelve months or greater as of June 30, 2013. Unrealized losses greater than twelve months on fixed maturities were the result of increased credit spreads and higher market yields relative to the date the securities were purchased. We do not consider these investments to be other-than-temporary impaired at June 30, 2013.

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

Additionally, credit analysis and/or credit rating issues related to specific investments may trigger more intensive monitoring to determine if a decline in market value is other than temporary (“OTTI”). For investments with a market value below cost, the process includes evaluating the length of time and the extent to which cost exceeds market value, the prospects and financial condition of the issuer, and evaluation for a potential recovery in market value, among other factors. This process is not exact and further requires consideration of risks such as credit risk and interest rate risk. Therefore, if an investment’s cost exceeds its market value solely due to changes in interest rates, recognizing impairment may not be appropriate. For the six months ended June 30, 2013 and 2012, the Company did not incur any OTTI losses.

Note 3 – Segment Information

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions: E&S, ART and Reinsurance. E&S includes eight products: environmental, construction, products liability, excess, property, surety, healthcare, and professional liability. ART includes two business lines: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors. Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety products provide payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional liability provides coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; standalone employment practices liability insurance (EPLI); and fiduciary liability. Primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle. Fully funded policies consist of general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our Reinsurance division focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business assumed include medical malpractice, general liability across multiple sectors, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of treaties across multiple lines of business written on both an excess of loss and quota share basis.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines and real estate and other ancillary product lines.

The reportable insurance divisions are measured based on underwriting profit (loss) and pre-tax operating income (loss).

The following table presents key financial data by segment for the three months ended June 30, 2013 and 2012, respectively (dollars in thousands):

American Safety Insurance Holdings, Ltd. and Subsidiaries

Segment Data

(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$52,063	$16,156	$15,641	$—	$83,860
Net written premiums	41,669	3,000	15,641	—	60,310
Net earned premiums	38,844	8,093	15,255	—	62,192
Fee & other income	(362)	697	—	12	347
Losses & loss adjustment expenses	23,317	5,226	9,130	—	37,673
Acquisition & other underwriting expenses	17,275	3,528	4,623	770	26,196

Underwriting profit (loss)	(2,110)	36	1,502	(758)	(1,330)
Net investment income	3,380	815	1,304	83	5,582

Pre-tax operating income (loss)	1,270	851	2,806	(675)	4,252
Net realized gains					37,482
Interest and corporate expenses					1,013

Earnings before income taxes					40,721
Income tax expense					5,900

Net earnings					$34,821
Less: Net earnings attributable to the non-controlling interest					10

Net earnings attributable to ASIH, Ltd.					$34,811

Loss ratio	60.0%	64.6%	59.8%	NM	60.6%
Expense ratio	45.4%	35.0%	30.3%	NM	41.6%

Combined ratio(2)	105.4%	99.6%	90.1%	(1)NM	102.2%

	Three Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$50,448	$21,498	$15,603	$—	$87,549
Net written premiums	39,735	14,579	15,603	—	69,917
Net earned premiums	33,600	13,157	15,260	—	62,017
Fee & other income	—	738	—	(9)	729
Losses & loss adjustment expenses	20,221	11,875	8,751	(28)	40,819
Acquisition & other underwriting expenses	15,140	5,865	4,471	874	26,350

Underwriting profit (loss)	(1,761)	(3,845)	2,038	(855)	(4,423)
Net investment income	4,285	1,348	1,595	174	7,402

Pre-tax operating income (loss)	2,524	(2,497)	3,633	(681)	2,979
Net realized losses					(13)
Interest and corporate expenses					1,215

Earnings before income taxes					1,751
Income tax benefit					(234)

Net earnings					$1,985
Less: Net loss attributable to the non-controlling interest					(182)

Net earnings attributable to ASIH, Ltd.					$2,167

Loss ratio	60.2%	90.3%	57.3%	NM	65.8%
Expense ratio	45.1%	39.0%	29.3%	NM	41.3%

Combined ratio(2)	105.3%	129.3%	86.6%	(1)NM	107.1%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

The following table presents key financial data by segment for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

American Safety Insurance Holdings, Ltd. and Subsidiaries

Segment Data

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$100,016	$32,758	$32,285	$—	$165,059
Net written premiums	79,215	12,879	32,285	—	124,379
Net earned premiums	75,385	19,255	29,476	—	124,116
Fee & other income	(30)	1,468	—	149	1,587
Losses & loss adjustment expenses	45,344	12,619	17,673	—	75,636
Acquisition & other underwriting expenses	33,871	8,358	9,272	1,590	53,091

Underwriting profit (loss)	(3,860)	(254)	2,531	(1,441)	(3,024)
Net investment income	7,978	2,045	2,974	217	13,214

Pre-tax operating income (loss)	4,118	1,791	5,505	(1,224)	10,190
Net realized gains					38,936
Interest and corporate expenses					2,148

Earnings before income taxes					46,978
Income tax expense					6,577

Net earnings					$40,401
Less: Net earnings attributable to the non-controlling interest					98

Net earnings attributable to ASIH, Ltd.					$40,303

Loss ratio	60.1%	65.5%	60.0%	NM	60.9%
Expense ratio	45.0%	35.8%	31.5%	NM	41.5%

Combined ratio(2)	105.1%	101.3%	91.5%	(1)NM	102.4%

	Six Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$89,059	$42,676	$29,579	$—	$161,314
Net written premiums	70,468	30,722	29,579	—	130,769
Net earned premiums	64,750	29,501	29,178	—	123,429
Fee & other income	—	1,402	—	8	1,410
Losses & loss adjustment expenses	39,138	21,862	17,100	—	78,100
Acquisition & other underwriting expenses	29,057	12,253	8,801	1,734	51,845

Underwriting profit (loss)	(3,445)	(3,212)	3,277	(1,726)	(5,106)
Net investment income	8,910	2,778	3,216	310	15,214

Pre-tax operating income (loss)	5,465	(434)	6,493	(1,416)	10,108
Net realized gains					39
Interest and corporate expenses					2,889

Earnings before income taxes					7,258
Income tax expense					872

Net earnings					$6,386
Less: Net earnings attributable to the non-controlling interest					163

Net earnings attributable to ASIH, Ltd.					$6,223

Loss ratio	60.4%	74.1%	58.6%	NM	63.3%
Expense ratio	44.9%	36.8%	30.2%	NM	40.9%

Combined ratio(2)	105.3%	110.9%	88.8%	(1)NM	104.2%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

The Company conducts business in two geographic segments: the United States and Bermuda. Significant differences exist in the regulatory environment in each country.

The following table provides financial data about the geographic locations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2013
Income tax expense	$5,900	$—	$5,900
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$11,483	$23,328	$34,811

	United States	Bermuda	Total
June 30, 2012
Income tax benefit	$(234)	$—	$(234)
Net earnings (loss) attributable to American Safety Insurance Holdings, Ltd.	$(273)	$2,440	$2,167

The following table provides financial data about the geographic locations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	United States	Bermuda	Total
June 30, 2013
Income tax expense	$6,577	$—	$6,577
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$12,426	$27,877	$40,303
Assets	$662,631	$688,531	$1,351,162
Equity	$132,400	$201,663	$334,063

	United States	Bermuda	Total
June 30, 2012
Income tax expense	$872	$—	$872
Net earnings attributable to American Safety Insurance Holdings, Ltd.	$1,266	$4,957	$6,223
Assets	$690,251	$637,806	$1,328,057
Equity	$144,004	$206,370	$350,374

Note 4 – Income Taxes

United States federal and state income tax (benefit) expense from operations consists of the following components (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Current	$5,989	$(443)	$6,782	$(2,837)
Deferred	(89)	209	(205)	3,709

Total	$5,900	$(234)	$6,577	$872

Income tax (benefit) expense for the periods ended June 30, 2013 and 2012 differed from the amount computed by applying the United States Federal income tax rate of 34% to earnings before Federal income taxes as a result of the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Expected income tax expense	$13,845	$596	$15,972	$2,468
Foreign earned income not subject to U.S. taxation	(7,932)	(830)	(9,478)	(1,685)
Tax-exempt interest	(4)	(3)	(7)	(6)
State taxes and other	(9)	3	90	95

Total	$5,900	$(234)	$6,577	$872

Note 5 – Equity Based Compensation

The Company’s incentive stock plan grants incentive stock options to employees. The majority of the options outstanding under the plan vest evenly over a three year period and have a term of 10 years. The Company uses the Black-Scholes option pricing model to value stock options. The Company’s methodology for valuing stock options has not changed from December 31, 2012. During the first six months of 2013 and 2012, the Company did not grant any stock options. Stock based compensation expense related to outstanding stock options was $10 and $69 for the three months ended June 30, 2013 and 2012, respectively and $56 and $187 for the six months ended June 30, 2013 and 2012, respectively, and is reflected in the Consolidated Statement of Operations in other underwriting expenses.

In addition to stock options discussed above, the Company grants restricted shares to employees under the incentive stock plan. During the three month period ended June 30, 2013, no restricted stock shares were granted compared to 5,000 in 2012. During the first six months of 2013, the Company granted 380,839 shares of restricted stock compared to 96,330 for the same period in 2012. Of the shares granted, 79,339 shares vest on the grant date anniversary ratably over three years at 25%, 25%, and 50%, respectively. The remaining 301,500 shares vest pursuant to a vesting schedule based on certain performance criteria. Stock based compensation expense related to the restricted shares was $570 and $481 for the three months ended June 30, 2013 and 2012, respectively and is reflected in the Consolidated Statement of Operations in other underwriting expenses. For the six months ended June 30, 2013 and 2012, $1,014 and $885 of compensation expense, respectively, is reflected in the Consolidated Statement of Operations in other underwriting expenses. Additionally, the Company expensed $82 and $83 in expense for the three months ended June 30, 2013 and 2012, respectively, related to stock awards related to Director compensation. For the six months ended June 30, the company expensed $165 and $165 in 2013 and 2012, respectively, related to stock awards made as a portion of Director compensation.

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

The Company receives fair value prices from its third-party investment managers who use an independent pricing service. These prices are determined using observable market information such as dealer quotes, market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other things. The Company has reviewed the processes used by the third party providers for pricing the securities, and has determined that these processes result in fair values consistent with the GAAP requirements. In addition, the Company reviews these prices for reasonableness and has not adjusted any prices received from the third-party providers as of June 30, 2013.

Assets measured at fair value on a recurring basis for June 30, 2013 and December 31, 2012 are summarized below:

As of June 30, 2013

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$242,555	$14,398	$—	$256,953
States of the U.S. and political subdivisions of the states	—	4,425	—	4,425
Corporate securities	—	35,268	—	35,268
Mortgage-backed securities	—	4,866	—	4,866
Commercial mortgage-backed securities	—	2,825	—	2,825
Asset-backed securities	—	6,972	—	6,972

Total fixed maturity securities	242,555	68,754	—	311,309
Equity securities	—	39	6,073	6,112
Short term investments	611,267	—	—	611,267
Trading securities	—	—	—	—

Total	$853,822	$68,793	$6,073	$928,688

As of December 31, 2012

Fair Value Measurements Using

(dollars in thousands)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$31,032	$25,509	$—	$56,541
States of the U.S. and political subdivisions of the states	—	46,164	—	46,164
Corporate securities	—	340,729	—	340,729
Mortgage-backed securities	—	248,240	—	248,240
Commercial mortgage-backed securities	—	63,215	—	63,215
Asset-backed securities	—	74,688	—	74,688

Total fixed maturity securities	31,032	798,545	—	829,577
Equity securities	5,151	—	6,706	11,857
Short term investments	76,502	—	—	76,502
Trading securities	990	11,722	—	12,712

Total	$113,675	$810,267	$6,706	$930,648

A reconciliation of the beginning and ending balances for the investments categorized as Level 3 at June 30, 2013 and December 31, 2012 are as follows:

As of June 30, 2013
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Equity Securities
Balance at December 31, 2012	$6,706
Total gains (losses) realized (unrealized):
Included in earnings	—
Included in other comprehensive income	(633)
Purchases	—
Sales	—
Issuance and settlements	—
Net transfers in (out of) Level 3	—

Balance at June 30, 2013	$6,073

Change in net unrealized losses relating to assets still held at reporting date	$(633)

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of June 30, 2013 and December 31, 2012.

	Level in Fair	June 30, 2013		December 31, 2012
	Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$18,567	$18,567	$20,224	$20,224
Fixed maturities	*	$311,309	$311,309	$829,577	$829,577
Equity securities	*	$6,112	$6,112	$11,857	$11,857
Short-term investments	*	$611,267	$611,267	$76,502	$76,502
Trading securities	*	$—	$—	$12,712	$12,712
Premiums receivable	Level 2	$29,249	$29,249	$32,559	$32,559
Reinsurance recoverable	Level 2	$185,644	$185,644	$183,562	$183,562
Liabilities:
Loans payable	Level 2	$39,183	$39,183	$39,183	$39,183

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

Note 7 – Credit Facility

The Company has an unsecured line of credit facility for $20 million that expires August 20, 2013. The principal amount outstanding under the credit facility provides for interest at LIBOR plus 200 basis points with a 3% floor. In addition, the credit facility provides for an unused facility fee of 15 basis points payable monthly. The line of credit facility contains certain covenants and at June 30, 2013, the Company was in compliance with all covenants. The Company has no outstanding borrowings at June 30, 2013.

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

The balance of loans payable at June 30, 2013 was $39.2 million.

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

Assets and Liabilities of the VIE as consolidated in the Consolidated Balance Sheets (dollars in thousands):

	June 30, 2013	December 31, 2012
Investments	$11,798	$12,144
Cash and cash equivalents	439	507
Accrued investment income	56	52
Premiums receivable	383	498
Ceded unearned premium	218	351
Reinsurance recoverable	4,659	5,039
Deferred income taxes	121	—
Deferred acquisition costs	715	1,100
Funds on deposit	114	231
Other assets	724	1,255

Total Assets	$19,227	$21,177

Unpaid losses and loss adjustment expenses	8,398	8,900
Unearned premiums	2,878	4,325
Ceded premiums payable	326	67
Funds held	99	113
Deferred income taxes	—	30

Total Liabilities	$11,701	$13,435

Note 10 – Commitments and Contingencies

At June 30, 2013, the Company had aggregate outstanding irrevocable letters of credit which had not been drawn amounting to $1.8 million. Those letters of credit included $1.0 million for the benefit of the Vermont Department of Banking, and $0.8 million issued to various other parties.

American Safety Reinsurance Ltd.(ASRe), our reinsurance subsidiary, provides reinsurance protection for risk retention groups, captives and insurance companies and may be required to provide letters of credit to collateralize a portion of the reinsurance protection. In the normal course of business they may provide letters of credit to the companies they reinsure. As of June 30, 2013, ASRe had $84.4 million in letters of credit issued and outstanding, secured by pledged investment assets of $89.4 million.

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

Note 11 – Merger with Fairfax Financial Holdings Limited

On June 2, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fairfax Financial Holdings Limited, a Canadian corporation (“Fairfax”), and Fairfax Bermuda Holdings Ltd., a Bermuda exempted company and an indirect wholly-owned Subsidiary of Fairfax.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding common share of the Company (the “Shares”), owned by Fairfax, or any direct or indirect wholly-owned subsidiary of Fairfax, or owned by any shareholders who are entitled to and who properly exercise appraisal rights under Bermuda law, will be cancelled and converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”). At the Effective Time, each outstanding option to purchase Shares granted under the Company’s equity plans that is outstanding and unexercised as of immediately prior to the Effective Time, whether vested or unvested or exercisable, shall become fully vested and exercisable, and all restricted Shares granted under the Company’s equity plans shall become fully vested and transferable and all restrictions on such restricted shares shall lapse. Each holder of an option that is outstanding and unexercised as of the Effective Time and has an exercise price per Share that is less than the per Share Merger Consideration shall be entitled to receive in exchange for the cancellation of such option an amount in cash equal to the product of (i) the difference between the per Share Merger Consideration and the applicable exercise price of such option and (ii) the aggregate number of Shares that remain issuable upon exercise of such option, subject to applicable withholding requirements.

The Company has made customary representations, warranties and covenants in the Merger Agreement, which generally expire at the Effective Time. The Company has agreed not to (i) solicit, encourage or initiate any inquiries or the implementation or submission of any proposal that constitutes or could reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement), (ii) engage in, continue or otherwise participate in discussions or negotiations regarding, or furnish to any person any non-public information in connection with, any Acquisition Proposal, (iii) otherwise knowingly facilitate any effort or attempt to make an Acquisition Proposal or (iv) enter into any agreement with respect to any Acquisition Proposal.

The consummation of the Merger is subject to various conditions, including adoption of the Merger Agreement and approval of the Merger by the Company’s shareholders, expiration or termination of applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of certain insurance regulatory approvals and other customary closing conditions. The consummation of the Merger is not subject to a financing condition. The companies expect to close the transaction during the fourth quarter of 2013.

The Merger Agreement contains termination rights for both the Company and Fairfax, including (i) the right of either party to terminate if the Effective Time has not occurred on or before the End Date (as defined in the Merger Agreement), provided that either party may extend such date by an additional three months under certain circumstances; (ii) the right of either party to terminate following certain breaches by the other party of its representations, warranties and covenants in the Merger Agreement and (iii) the right of the Company to enter into an agreement with respect to a Superior Proposal (as defined in the Merger Agreement) if the Company complies with certain notice and other requirements set forth in the Merger Agreement, including paying Fairfax a termination fee of $9,186,000.

The Merger Agreement provides that upon termination of the Merger Agreement under certain specified circumstances, including the termination by Fairfax if the Company’s Board of Directors changes its recommendation to the Company’s shareholders that they adopt the Merger Agreement and approve the Merger, the Company will be required to pay Fairfax a termination fee of $9,186,000. Upon the termination of the Merger Agreement under certain other circumstances, including if the Company’s shareholders do not adopt the Merger Agreement and approve the Merger, the Company will be required to reimburse Fairfax for its transaction expenses up to a maximum amount of $1.5 million.

The parties to the Merger Agreement are entitled to specific performance of the terms and provisions of the Merger Agreement, in addition to any other remedy to which they are otherwise entitled, including damages for any breach of the Merger Agreement by the other party.

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

At June 30, 2013, there were no recently issued accounting pronouncements where our adoption of such guidance was pending.

Note 13 – Subsequent Events

On July 29, 2013, American Safety Insurance Holdings, Ltd. received an offer from Catalina Holdings (Bermuda) Ltd. (“Catalina”), outlining the acquisition of American Safety by Catalina Holdings (Bermuda) LTD. at a cash price of $29.75. This offer was substantially the same terms as those contained in the initial proposed Merger Agreement with Fairfax Financial Holdings Limited.

On August 7th, 2013, Fairfax Financial Holdings Limited increased its offer to purchase American Safety to $30.25 per share from the previously announced offer of $29.25 per share.

The board of directors of American Safety approved an amendment to the Merger Agreement among American Safety, Fairfax and Fairfax Holdings Bermuda Ltd. reflecting the revised price and an increase in the termination fee to $13.4 million from $9.1 million. The transaction is subject to customary conditions, including approval of American Safety’s shareholders and regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our business is classified into insurance operations and other, with the insurance operations consisting of three divisions: Excess and Surplus Lines (“E&S”), ART and Reinsurance. E&S includes eight products: environmental, construction, products liability, excess, property, surety, healthcare, and professional liability. ART includes two products: specialty programs and fully funded. In our Assumed Re segment, the Company assumes specialty property and casualty business from unaffiliated insurers and reinsurers.

Within E&S, our environmental insurance products provide general contractor pollution and/or professional liability coverage for contractors and consultants in the environmental remediation industry and property owners. Construction provides general liability insurance for residential and commercial contractors. Products liability provides general liability and product liability coverages for smaller manufacturers and distributors, non-habitational real estate and certain real property owner, landlord and tenant risks. Excess provides excess and umbrella liability coverages over our own and other carriers’ primary casualty polices, with a focus on construction risks. Our property coverage encompasses surplus lines commercial property business and commercial multi-peril (CMP) policies. Surety products provide payment and performance bonds primarily to the environmental remediation and construction industries. Healthcare provides customized liability insurance solutions primarily for long-term care facilities. Professional liability provides coverage for primary and following-form excess directors and officers liability for public, private and non-profit entities; standalone employment practices liability insurance (EPLI); and fiduciary liability. Primary and excess coverage for miscellaneous professional liability risks such as lawyers and insurance agents.

In our ART division, specialty programs provide insurance to homogeneous niche groups through third-party program managers. Our specialty programs consist primarily of property and casualty insurance coverages for certain classes of specialty risks including. Fully funded policies provide our insureds the ability to fund their liability exposure via a self-insurance vehicle. We write fully funded policies consist of general and professional liability for businesses operating primarily in the healthcare and construction industries.

Our Reinsurance division focuses on treaty reinsurance for captives, Risk Retention Groups and specialty insurance companies. Lines of business written include medical malpractice, general liability, commercial automobile liability, professional liability, workers compensation and one property catastrophe treaty that provides a finite limit over the exposure period. Business is sourced from a combination of London, U.S. and Bermuda based reinsurance brokers. The portfolio is a spread of smaller treaties across multiple lines of business written on both an excess of loss and quota share basis.

Our Other segment includes lines of business that we have placed in run-off, such as workers’ compensation, excess liability insurance for municipalities, other commercial lines and real estate and other ancillary product lines.

The following table presents key financial data by segment for the three months ended June 30, 2013 and 2012, respectively (dollars in thousands):

American Safety Insurance Holdings, Ltd. and Subsidiaries

Segment Data

(Unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$52,063	$16,156	$15,641	$—	$83,860
Net written premiums	41,669	3,000	15,641	—	60,310
Net earned premiums	38,844	8,093	15,255	—	62,192
Fee & other income	(362)	697	—	12	347
Losses & loss adjustment expenses	23,317	5,226	9,130	—	37,673
Acquisition & other underwriting expenses	17,275	3,528	4,623	770	26,196

Underwriting profit (loss)	(2,110)	36	1,502	(758)	(1,330)
Net investment income	3,380	815	1,304	83	5,582

Pre-tax operating income (loss)	1,270	851	2,806	(675)	4,252
Net realized gains					37,482
Interest and corporate expenses					1,013

Earnings before income taxes					40,721
Income tax expense					5,900

Net earnings					$34,821
Less: Net earnings attributable to the non-controlling interest					10

Net earnings attributable to ASIH, Ltd.					$34,811

Loss ratio	60.0%	64.6%	59.8%	NM	60.6%
Expense ratio	45.4%	35.0%	30.3%	NM	41.6%

Combined ratio(2)	105.4%	99.6%	90.1%	(1)NM	102.2%

	Three Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$50,448	$21,498	$15,603	$—	$87,549
Net written premiums	39,735	14,579	15,603	—	69,917
Net earned premiums	33,600	13,157	15,260	—	62,017
Fee & other income	—	738	—	(9)	729
Losses & loss adjustment expenses	20,221	11,875	8,751	(28)	40,819
Acquisition & other underwriting expenses	15,140	5,865	4,471	874	26,350

Underwriting profit (loss)	(1,761)	(3,845)	2,038	(855)	(4,423)
Net investment income	4,285	1,348	1,595	174	7,402

Pre-tax operating income (loss)	2,524	(2,497)	3,633	(681)	2,979
Net realized losses					(13)
Interest and corporate expenses					1,215

Earnings before income taxes					1,751
Income tax benefit					(234)

Net earnings					$1,985
Less: Net loss attributable to the non-controlling interest					(182)

Net earnings attributable to ASIH, Ltd.					$2,167

Loss ratio	60.2%	90.3%	57.3%	NM	65.8%
Expense ratio	45.1%	39.0%	29.3%	NM	41.3%

Combined ratio(2)	105.3%	129.3%	86.6%	(1)NM	107.1%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

Three Months Ended June 30, 2013, compared to

Three Months Ended June 30, 2012

Net Earnings

Net earnings attributable to ASIH were $34.8 million, or $3.54 per diluted share, for the three months ended June 30, 2013, compared to $2.2 million, or $0.21 per diluted share, for the same period of 2012 due primarily to after tax net realized gains of $31.4 million.

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

The combined ratio of 102.2% consists of a loss ratio of 60.6% and an expense ratio of 41.6%, compared to 65.8% and 41.3%, respectively, for the same quarter of 2012. The decrease in the loss ratio is primarily attributable to lower weather related losses experienced in the second quarter of 2013 as compared to the 2012 quarter. Net operating earnings for the quarter ended June 30, 2013 and 2012 were $3.4 million and $2.2 million, respectively. Operating earnings in the second quarter of 2012 includes $3.0 million of weather related losses.

Gross Written Premiums

Gross written premiums decreased 4.2% to $83.9 million from $87.5 million for the three months ended June 30, 2013 and 2012, respectively. The growth in the E&S division to $52.1 million from $50.4 million was primarily attributable to increased production of the construction, surety and excess lines. Gross written premiums in Assumed Reinsurance were at $15.6 million for both three months ended June 30, 2013 and 2012. The ART Division’s gross written premium declined to $16.2 million from $21.5 million in 2012 due to the non-renewal of certain programs and the de-emphasis of the business.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $5.6 million for the three months ended June 30, 2013, compared to $7.4 million for the same period of 2012. Invested assets increased to $928.7 million at June 30, 2013, as compared to $908.6 million for the same period of 2012. Investment income decreased as a result of the sale of the majority of the fixed income and equity investment assets. During the quarter ended June 30, 2013 the Company sold $778.9 million of its investment portfolio in compliance with the merger agreement with Fairfax Financial Holdings Limited. The decline in net investment income in the 2013 quarter was due to the liquidation of a substantial portion of the investment portfolio and subsequent reinvestment of the proceeds. The Company reinvested the proceeds in treasuries with a lower risk and yield.

Acquisition Expenses and Other Underwriting Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Policy acquisition expenses were $13.8 million or 22.2% of earned premium for the three months ended June 30, 2013, as compared to $14.3 million or 23.1% of earned premium for the same period of 2012. Acquisistion expenses as a percentage of net earned premiums decreased primarily to increased ceding commissions in the ART division. Other underwriting expenses were $12.4 million for the three months ended June 30, 2013, compared to $12.0 million for the same 2012 period. As a percentage of net earned premiums, other underwriting expenses increased to 19.9% from 19.4% for the same three months of 2012. Other underwriting expenses increased due to the acquisition of underwriting teams and technology investments placed in service during the later part of 2012.

Income Taxes

The income tax expense for the three months ended June 30, 2013, was $5.9 million compared to a benefit of $0.2 million for the same period of 2012. The increase is due to taxes on U.S. realized gains on sales of investments. Total realized gains for the quarter were $37.5 million, of which $17.8 million were in the U.S.

The following table presents key financial data by segment for the six months ended June 30, 2013 and 2012, respectively (dollars in thousands):

American Safety Insurance Holdings, Ltd. and Subsidiaries

Segment Data

(Unaudited) (Dollars in thousands)

	Six Months Ended June 30, 2013
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$100,016	$32,758	$32,285	$—	$165,059
Net written premiums	79,215	12,879	32,285	—	124,379
Net earned premiums	75,385	19,255	29,476	—	124,116
Fee & other income	(30)	1,468	—	149	1,587
Losses & loss adjustment expenses	45,344	12,619	17,673	—	75,636
Acquisition & other underwriting expenses	33,871	8,358	9,272	1,590	53,091

Underwriting profit (loss)	(3,860)	(254)	2,531	(1,441)	(3,024)
Net investment income	7,978	2,045	2,974	217	13,214

Pre-tax operating income (loss)	4,118	1,791	5,505	(1,224)	10,190
Net realized gains					38,936
Interest and corporate expenses					2,148

Earnings before income taxes					46,978
Income tax expense					6,577

Net earnings					$40,401
Less: Net earnings attributable to the non-controlling interest					98

Net earnings attributable to ASIH, Ltd.					$40,303

Loss ratio	60.1%	65.5%	60.0%	NM	60.9%
Expense ratio	45.0%	35.8%	31.5%	NM	41.5%

Combined ratio(2)	105.1%	101.3%	91.5%	(1)NM	102.4%

	Six Months Ended June 30, 2012
	Insurance			Other
	E&S	ART	Reinsurance	Run-off	Total
Gross written premiums	$89,059	$42,676	$29,579	$—	$161,314
Net written premiums	70,468	30,722	29,579	—	130,769
Net earned premiums	64,750	29,501	29,178	—	123,429
Fee & other income	—	1,402	—	8	1,410
Losses & loss adjustment expenses	39,138	21,862	17,100	—	78,100
Acquisition & other underwriting expenses	29,057	12,253	8,801	1,734	51,845

Underwriting profit (loss)	(3,445)	(3,212)	3,277	(1,726)	(5,106)
Net investment income	8,910	2,778	3,216	310	15,214

Pre-tax operating income (loss)	5,465	(434)	6,493	(1,416)	10,108
Net realized gains					39
Interest and corporate expenses					2,889

Earnings before income taxes					7,258
Income tax expense					872

Net earnings					$6,386
Less: Net earnings attributable to the non-controlling interest					163

Net earnings attributable to ASIH, Ltd.					$6,223

Loss ratio	60.4%	74.1%	58.6%	NM	63.3%
Expense ratio	44.9%	36.8%	30.2%	NM	40.9%

Combined ratio(2)	105.3%	110.9%	88.8%	(1)NM	104.2%

(1)	NM = Ratio is not meaningful
(2)	The U.S. GAAP combined ratio is a measure of underwriting performance and represents the relationship of losses and loss adjustment expenses, acquisition and other underwriting expenses net of fee income to earned premiums.

Six Months Ended June 30, 2013, compared to

Six Months Ended June 30, 2012

Net Earnings

Net earnings for the six months ended June 30, 2013, were $40.3 million, or $4.12 per diluted share, compared to $6.2 million, or $0.59 per diluted share, for the same period in 2012 due primarily to after tax net realized gains of $32.6 million, or $3.33 per share. Net operating earnings, exclusive of weather related property losses, were $7.7 million for the six months ended June 30, 2013 compared to $9.2 million in the same period in 2012. The decrease in net operating earnings is primarily attributable to lower net investment income due to the sales of the investment portfolio noted in the quarterly results.

Combined Ratio

The combined ratio was 102.4% compared to 104.2%, composed of a loss ratio of 60.9% and an expense ratio of 41.5%, compared to 63.9% and 40.9%, respectively, in the prior year. Weather related losses during 2012 impacted the 2012 loss ratio by 2.9 points while for the six months ended June 30, 2013 weather related losses were minimal. The increase in expense ratio for the six months ended June 30, 2013 is primarily attributable to the July 1, 2012 acquisition of a surety managing general agency.

Gross Written Premiums

Gross written premiums increased 2.3% to $165.1 million from $161.3 million for the six months ended June 30, 2013 and 2012, respectively. The growth in the E&S division to $100.0 million from $89.1 million was primarily attributable to increased production of the construction, surety and excess lines. ART gross written premiums declined due to non-renewed programs during 2013 and the de-emphasis of the business. Gross written premiums in Assumed Reinsurance increased approximately $2.7 million.

Net Earned Premiums

Net earned premiums increased 0.6% to $124.1 million for the six months ended June 30, 2013, compared to $123.4 million for the same period of 2012 as a result of increased E&S premium production offset for the most part by reduced gross written premiums in the ART division.

Net Investment Income

Net investment income is derived from the investment portfolio net of investment expenses. Net investment income was $13.2 million for the six months ended June 30, 2013, compared to $15.2 million for the same period of 2012 decreasing as a result of lower yields. These lower yields are attributable to the sales of the majority of the Fixed Income and Equity investments and reinvestment in lower yield, lower risk treasuries. Average invested assets increased to $927.8 million at June 30, 2013, as compared to $897.6 million for the same period of 2012. The book yield on the portfolio was 1.0% net of investment fees compared to 3.6% in 2012.

Acquisition Expenses and Other Underwriting Expenses

Acquisition expenses are commissions paid to producers that are partially offset by ceding commissions or fronting fees. Acquisition expenses also include premium taxes paid to states in which we are admitted to conduct business. Acquisition expenses were $28.6 million or 23.0% of earned premium for the six months ended June 30, 2013, as compared to $29.1 million or 23.6% of earned premium for the same period of 2012. The decrease is due to the increase in ceding commissions in the ART division. Other underwriting expenses were $24.5 million for the six months ended June 30, 2013, compared to $22.8 million for the same 2012 period. As a percentage of net earned premiums, other underwriting expenses increased to 19.8% from 18.4% for the same six months of 2012. Other underwriting expenses increased due to the acquisition of underwriting teams and technology investments.

Income Taxes

The income tax expense for the six months ended June 30, 2013, was $6.6 million compared to $0.9 million for the same period of 2012 due to increased earnings in the U.S. as a result of realized gains generated from the sale of investment assets. Total realized gains for the six months ended June 30, 2013 were $38.9 million, of which $18.7 million were in the U.S.

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

The Company has a line of credit facility of $20 million. The facility is unsecured and expires August 20, 2013. At June 30, 2013, the Company had not drawn on the facility.

Net cash provided by operations was $23.3 million for the six months ended June 30, 2013, compared to net cash provided by operations of $13.7 million for the same period of 2012. Cash provided increased primarily as a result of the collection of accrued premiums.

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

Forward Looking Statements

This report contains forward-looking statements. These forward-looking statements reflect the Company’s current views with respect to future events and financial performance, including insurance market conditions, premium growth, acquisitions and new products, and the impact of new accounting standards. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially, including competitive conditions in the insurance industry, levels of new and renewal insurance business, developments in loss trends, adequacy and changes in loss reserves and actuarial assumptions, timing or collectability of reinsurance recoverables, market acceptance of new coverages and enhancements, changes in reinsurance costs and availability, potential adverse decisions in court and arbitration proceedings, the integration and other challenges attendant to acquisitions, and changes in levels of general business activity and economic conditions. Such forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of American Safety to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the timing and completion of the merger, the outcome of any legal proceedings relating to the merger, the effect on American Safety’s customer relationships, operating results and business generally. Such factors also include, but are not limited to, the risks and uncertainties described in Fairfax’s reports filed with the SEC and securities regulatory authorities in Canada, which are available at www.sec.gov and www.sedar.com, and in American Safety’s reports, including its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC, which are available at www.sec.gov. Fairfax and American Safety disclaim any intention or obligation to update or revise any forward- looking statements, except as required by law.

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

The following are material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Failure to complete the pending merger with Fairfax could materially and adversely affect our results of operations and our stock price.

On June 2, 2013, American Safety Insurance Holdings, Ltd., a Bermuda exempted company (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Fairfax Financial Holdings Limited, a Canadian corporation (“Fairfax”), and Fairfax Bermuda Holdings Ltd., a Bermuda exempted company and an indirect wholly-owned Subsidiary of Fairfax. Under the terms of the Merger Agreement, the Company will be an indirect wholly-owned subsidiary of Fairfax.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding common share of the Company (the “Shares”), other than Shares held in the Company’s treasury or owned by Fairfax, or any direct or indirect wholly-owned subsidiary of Fairfax, or owned by any shareholders who are entitled to and who properly exercise appraisal rights under Bermuda law, will be cancelled and converted into the right to receive $29.25 in cash, without interest (the “Merger Consideration”). At the Effective Time, each outstanding option to purchase Shares granted under the Company’s equity plans that is outstanding and unexercised as of immediately prior to the Effective Time, whether vested or unvested or exercisable, shall become fully vested and exercisable, and all restricted Shares granted under the Company’s equity plans shall become fully vested and transferable and all restrictions on such restricted shares shall lapse. Each holder of an option that is outstanding and unexercised as of the Effective Time and has an exercise price per Share that is less than the per Share Merger Consideration shall be entitled to receive in exchange for the cancellation of such option an amount in cash equal to the product of (i) the difference between the per Share Merger Consideration and the applicable exercise price of such option and (ii) the aggregate number of Shares that remain issuable upon exercise of such option, subject to applicable withholding requirements.

In addition, the pendency of the Merger could adversely affect our operations because:

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the Merger;

•

our insureds, distribution partners and other business partners may cease or delay conducting business with us as a result of the announcement of the Merger, which could cause our revenues to materially decline or any anticipated increases in revenues to be lower than expected;

•

our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the Merger, and we may be required to incur substantial costs to recruit replacements for lost personnel or consultants; and

•

stockholder lawsuits could be filed against us challenging the Merger. If this occurs, even if the lawsuits are groundless and we ultimately prevail, we may incur substantial legal fees and expenses defending these lawsuits, and the Merger could be prevented or delayed.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price. As a result of the occurrence of any of these events, if the Merger is not completed, our business and operating results could be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On January 24, 2012 and subsequently on October 23, 2012, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of common stock with a total authorized repurchase of 1,000,000 shares. Pursuant to this authorization, the Company had repurchased a total of 916,002 shares of common stock as of June 30, 2013, at an average cost of $18.51 per share or approximately $17.8 million during 2012 and 2013.

During the quarter, 42,969 shares were purchased at an average cost of $28.92 per share pursuant to the exercise of stock options.

The following table provides information with respect to shares of our common stock that were repurchased or surrendered during the three months ended June 30, 2013:

Period			Total Number of	Maximum Number
			Shares Purchased	of Shares
	Total Number	Average	as Part of Publicly	That May Yet Be
	of Shares	Price Paid	Announced Plan	Purchased Under the
	Purchased	per Share	or Program	Plan or Program
April 1, 2013 through April 30, 2013	0	$—	0	83,998
May 1, 2013 through May31, 2013	0	$—	0	83,998
June 1, 2013 through June 30, 2013	42,969	$28.92	0	83,998

Total	42,969	$28.92	0

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description

11	Computation of Earnings Per Share

31.1	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to § 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2013.

American Safety Insurance Holdings, Ltd.

By:	/s/ Stephen R. Crim
Stephen R. Crim
President and Chief Executive Officer

By:	/s/ Mark W. Haushill
Mark W. Haushill
Chief Financial Officer